Form 10-K
SCHAWK INC
filed 1995-03-28
CIK 719164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR
    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        COMMISSION FILE NUMBER 1-9335

                                  SCHAWK, INC.
             (Exact name of Registrant as specified in its charter)
                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
                                   36-2545354
                      (I.R.S. Employer Identification No.)
                                1695 RIVER ROAD
                             DES PLAINES, ILLINOIS
                    (Address of principal executive office)
                                     60018
                                   (Zip Code)
                                  708-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
            CLASS A COMMON STOCK,                        NEW YORK STOCK EXCHANGE
               $.008 PAR VALUE

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES /X/     NO / /

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value on March 1, 1994, of the voting stock held by non-affiliates of the Registrants was approximately $60,472,041.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1995, are:

                19,175,840 shares, Common Stock, $.008 par value
              139,737 shares, Class B Common Stock, $.05 par value
                      DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART AND ITEM NUMBER OF FORM 10-K INTO WHICH
                      DOCUMENT                                           INCORPORATED.
     -------------------------------------------   ---------------------------------------------------------
1.   Joint Proxy Statement for the 1995 Annual     Part III, Items 10, 11, 12 and 13.
     Meeting of Stockholders to be held May 17,
     1995 (the "Joint Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                               DECEMBER 31, 1994


                                                                                                      PAGE
                                                                                                      ----
PART   I
--------

         Item  1.         Business                                                                      2
         Item  2.         Properties                                                                   16
         Item  3.         Legal Proceedings                                                            17
         Item  4.         Submission of Matters to a Vote of Security Holders                          17


PART  II
--------

         Item  5.         Market for the Registrants'
                          Common Equity and Related Stockholder Matters                                18
         Item  6.         Selected Financial Data                                                      19
         Item  7.         Management's Discussion and
                          Analysis of Financial Condition and Results of Operations                    20
         Item  8.         Financial Statements and Supplementary Data                                  25
         Item  9.         Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosures                                                    53

PART III
--------

         Item 10.         Directors and Executive Officers of the Registrant                           53
         Item 11.         Executive Compensation                                                       53
         Item 12.         Security Ownership of Certain Beneficial Owners and Management               54
         Item 13.         Certain Transactions                                                         54

PART  IV
--------

         Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K              54

                                     PART 1

ITEM 1.  BUSINESS

                                  THE COMPANY

     Schawk, Inc. (the "Company") ("Schawk") has two operating divisions, the Graphics Group and the Plastics Group. The Graphics Group is a leader in the prepress industry in the United States primarily serving consumer products businesses. The Graphics Group offers a complete line of prepress services and products for the production of consumer product packaging and related marketing and advertising materials. The Plastics Group manufactures injection molded plastic filtration, custom specialty plastic and thermoformed products.

     Schawk was founded in 1953 as a small platemaking venture operating from one location in Chicago, Illinois. Under the direction of Clarence W. Schawk and his son, David A. Schawk, Schawk grew to a diversified international corporation with operations in the United States, Puerto Rico and Europe employing more than 1,600 personnel. Over the past 20 years, Schawk developed an active acquisition program and successfully integrated more than 25 businesses into Schawk's operations while streamlining overhead.

     In 1992, in order to capitalize on its growing expertise in the plastics industry, Schawk effectively acquired a controlling interest in Filtertek, Inc. ("Filtertek"). See "Recapitalization" for a description of the recent Merger of Schawk with and into Filtertek. The Company intends to continue to expand through acquisitions of well-managed companies with solid market positions, established customer relationships and new technologies.

     Effective December 30, 1994, the corporation previously known as Schawk, Inc. ("Old Schawk") and certain affiliated corporations (collectively with Old Schawk, the "Old Schawk Companies") were merged into the Registrant (formerly known as "Filtertek, Inc.") in a transaction accounted for as a purchase transaction. The surviving corporation in the merger was Filtertek, Inc. which then changed its name to Schawk, Inc.; however, under applicable accounting rules the historical financial statements of the Old Schawk Companies, rather than the Filtertek, Inc. statements, will be treated as the financial statements of the Registrant. The Registrant's operations consist of two segments, its graphics business (the "Graphics Group") and its plastics business (the "Plastics Group"). The Plastics Group is comprised primarily of what had been the business of Filtertek, Inc. prior to the merger and the Graphics Group is comprised primarily of what had been the business of the old Schawk Companies.

     Filtertek was formed in 1970 and was incorporated under the laws of the State of Delaware. Prior to June 1, 1994, the shares of Class A Common Stock of Filtertek (formerly known as Filtertek de Puerto Rico, Inc.) and the common shares of the corporation formerly known as Filtertek, Inc. ("Old Filtertek") were paired and were transferable and traded only as paired shares consisting of one share of each company. At the Filtertek annual meeting of stockholders held on May 31, 1994, stockholders approved a reorganization which provided for the unpairing of the shares and merged Old Filtertek with a wholly-owned subsidiary of Filtertek, resulting in the Class A Common Stock being the only remaining exchange-traded class of stock.

     The Company's principal executive offices are located at 1695 River Road, Des Plaines, Illinois, 60018, and its telephone number is (708) 827-9494.

GRAPHICS GROUP

     The Company has grown the Graphics Group through a combination of internal growth and a series of acquisitions. The Company believes that its Graphics Group is the leading producer of color prepress graphic arts services for the consumer products packaging industry in the United States, particularly for food and beverage producers. For more than 40 years, the Graphics Group has provided comprehensive prepress services, including conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for the three main printing processes: lithography, flexography and gravure.

     The Graphics Group has particular expertise in preparing four-color films from which plates are made for multi-million-unit production runs of consumer products packaging. The Graphics Group functions as a vital interface between its Fortune 500 consumer products customers and their converters in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround times. The Group's ability to provide high quality prepress work in a short time frame makes it a valued player in new product introduction and promotion teams. The Graphics Group also maintains archives of product package layouts and designs, further improving its efficiency in accommodating customers' packaging design changes and product line extensions. By continuing to provide such high-end, value-added services, the Graphics Group commands a significant share of the market for prepress services for the food and beverage industry which uniquely positions it to benefit from positive industry trends, such as labeling changes resulting from the adoption of the NLEA, the increased number of SKU's and the use of packaging as a means of product promotion and differentiation.

PLASTICS GROUP

     The Plastics Group includes Filtertek, Plastic Molded Concepts, Inc. ("PMC") and Tek Packaging Group, Inc. (formerly known as Robinson Industries, Inc. ("Robinson"), Fuzere Manufacturing Company, Inc., and the Fuzere Midwest division).

     The formation of the Plastics Group began in 1984 when Schawk acquired Robinson, a supplier of visual packaging products and Schawk's first acquisition outside the graphic arts industry. Because it capitalized on Schawk's expertise in production package design and increased Schawk's packaging capabilities, visual or blister packaging was a natural extension for Schawk. Subsequently, Schawk expanded its plastic packaging capabilities with various acquisitions and start-up ventures. Building on its expertise in the plastics industry, and its experience in dealing with a large multinational Fortune 500 client base, Schawk effectively acquired a controlling interest in Filtertek in 1992.

     Although the product and customer overlap between Schawk's and Filtertek's core businesses was not extensive, Schawk perceived Filtertek as a significant new vehicle for growth. The plastic filter industry is currently characterized by many of the trends and dynamics that pervaded the prepress graphic business two decades ago. The filter business is an industry comprised of many small, niche operations and presents significant consolidation and acquisition opportunities. The manufacturing and management skills of Schawk's senior management team with respect to acquisition, customer service, employee training and TQM are directly applicable to the Company's Plastics Group business.

     Management believes that one of the Plastics Group's key competitive advantages lies in its advanced designs and patented manufacturing processes, which have enabled the Group to occupy strong positions in each of the niche markets it serves. New product applications provide opportunities for growth in the various markets served by the Plastics Group, and the Plastics Group also seeks to diversify into new markets for its products and services. For example, through strategic alliances, the Plastics Group has recently achieved unique access to the dental and after-market automotive market segments.

                                RECAPITALIZATION

     In December 1994, Filtertek and the Schawk Companies consummated a Recapitalization consisting of the following transactions resulting in the Merger of Filtertek and the Schawk Companies to form the Company.

MERGER

     Effective as of December 30, 1994, the Schawk Companies were merged (the "Merger") into Filtertek pursuant to an Amended and Restated Agreement and Plan of Merger dated November 23, 1994, by and among Schawk, Flexo Graphics, Lincoln Graphics and Filtertek. The Merger was approved by more than the requisite 66 2/3% vote of the independent Filtertek stockholders at the special meeting of stockholders of the Company held on December 23, 1994. Independent Filtertek stockholders for these purposes were those stockholders other than

Schawk, its affiliates and the Schawk Family. Upon consummation of the Merger, the Company acquired title to all of the assets of the Schawk Companies and assumed all of the liabilities of those corporations. The Schawk Family received as Merger consideration an aggregate of 16,245,399 shares of Class A Common Stock in exchange for all of the outstanding common stock of each of the Old Schawk Companies (13,142,528 shares for Old Schawk; 1,884,466 shares for Lincoln Graphics; and 1,218,405 shares for Flexo Graphics); 5,207 shares of the Company's mandatorily redeemable Series B Preferred Stock in exchange for all of the Series B preferred stock of Old Schawk; and 22,000 shares of the Company's Series A Preferred Stock in exchange for all of the outstanding shares of Series A preferred stock of Old Schawk.

     In connection with the Merger, Filtertek stockholders also approved an amendment to the Company's Amended Certificate of Incorporation which increased the authorized shares of Class A Common Stock from 20,000,000 shares to 40,000,000 shares.

                                   BUSINESS

     The Graphics Group is one of the leading providers of prepress graphic arts services in the United States for consumer products businesses. The Graphics Group offers a complete line of prepress services and products, including electronic production design, color separations, film proofs, plate and laser-engraved rollers for the manufacture of product packaging and related marketing and advertising materials.

     The Plastics Group manufactures injection molded plastic filtration, custom specialty plastic and thermoformed products.

INDUSTRY BACKGROUND

     GRAPHICS GROUP. Prepress services are generally defined as those tasks involved in preparing an image for duplication by any of several types of printing processes. Providers of prepress services, such as the Company's Graphics Group, interface between consumer products manufacturers and the converters used by those businesses to produce packaging, for example, product cartons, boxes, trays, cans, containers, packaging labels and related promotional materials.

     PREPRESS SERVICES DO NOT ENTAIL THE ACTUAL PRINTING OR PRODUCTION OF SUCH PACKAGING MATERIALS, BUT RATHER INCLUDE THE VARIOUS PREPARATORY STEPS SUCH AS COLOR SEPARATION AND OTHER PHOTOPLATEMAKING SERVICES, AS WELL AS PRODUCTION DESIGN, FOR USE IN LITHOGRAPHY, FLEXOGRAPHY, AND GRAVURE, WHICH ARE THE PRINCIPAL PRINTING PROCESSES CURRENTLY USED IN THE GRAPHIC ARTS INDUSTRY. "COLOR SEPARATION" REFERS TO PREPARING COLOR IMAGES, TEXT AND LAYOUT FOR THE PRINTING PROCESS.

     The Graphics Group's services consist principally of the conventional, electronic and digital production, to customer specifications, of color separations and color proofs. These products are an intermediate step between creative artwork and the actual printing of graphic materials. The production of color separations requires skilled, highly trained craftsmen applying various image manipulation, assembly and color filtering techniques in order to preserve the integrity of the original image when translated into print and to ensure consistency of the printed materials.

     Prepress services such as color separation work have traditionally been performed by skilled craftsmen almost entirely by hand using what is known as the "conventional" method. With the development of electronic technology, prepress firms such as the Graphics Group have become increasingly computerized, relying instead on digitized imaging, in which artwork is scanned using laser optics, digitized, then output to film, tape, or disc, according to customer specifications. On an increasing basis, the material being supplied by the customers is presented in a digitized format on a variety of media, including tape, floppy disk and CD ROM. The image can also be manipulated electronically (as, for example, to substitute a different background in a particular picture or to enhance shading or lighting of the graphics). Given the increased computerization of the prepress services industry, highly trained technicians are essential to the quality of the end product.

     The prepress services industry is highly fragmented among many market participants which tend to be smaller companies. Providers of prepress services include independent color separators, such as the Graphics Group, and converters. The Graphics Group specializes in prepress services relating to the packaging and promotional needs of customers in the food and beverage industry, particularly high-end customers who need to ensure nationwide consistency in the packaging of their products.

     Each time a manufacturer redesigns its packaging or wishes to use packaging as a promotional vehicle, new color separation work is required. Product extensions and a high level of packaging redesign, prompted by several trends, have contributed to an increasing volume of color separation work for the consumer products industry. These trends include: (i) consumer products companies are producing increasing numbers of SKU's in order to gain shelf space and market share; (ii) food and beverage producers are increasingly utilizing package design and point-of-purchase promotions to market their products; (iii) the disclosure requirements of the NLEA, which have heightened consumer awareness of product ingredients; and (iv) consumers' increasing preferences for healthier, reformulated food and beverage products. To capitalize on these trends, management believes that the Graphics Group must continue to be able to afford customers the ability to make numerous changes and enhancements with shorter turnaround times than ever before. Accordingly, the Graphics Group continues to invest in the rapidly emerging technology and is committed to the continuing education of its employees and customers.

     The development of lower cost desktop publishing systems has increased the potential for competition in the prepress industry by lowering barriers to entry relating to equipment costs. However, this development has also resulted in the proliferation of software packages, many of which create new capabilities for the equipment. This frequent change in industry software necessitates constant training and education. The Graphics Group believes that its ability to provide quick turnaround time, dependability and value-added training and education programs will continue to give the Group a competitive advantage in serving customers who require high volume, high quality product imagery.

     PLASTICS GROUP. The business of the Plastics Group consists primarily of the design, manufacture and sale of specialty plastic insert injected filtration devices, custom injection molded components and thermoform packaging for automotive, healthcare, consumer, industrial and other markets. The industry in which the Plastics Group participates is characterized by many of the trends that pervaded the graphics industry two decades ago. The industry is highly fragmented with many niche players, providing significant consolidation opportunities in this market.

     Prior the mid-1960s, most filters were manufactured from metal components by stamping, assembling, crimping and welding metal frames to form filter elements. These metal filters were relatively expensive, excessively heavy, of varying levels of quality, and subject to fatigue and corrosion. However, in the mid-1960s, fabricated metal filter products began to be replaced with lighter weight, more efficient plastic filter products. The development of new membranes and synthetic media, such as polyester and nylon, paralleled the rapidly developing technology of thermoplastic resins to provide significantly improved filters. These new materials made possible low cost, disposable filters with high filtration levels that were compatible with a wider range of fluids and gasses. These enhancements expanded the demand for lightweight, high filtration devices. The Plastics Group has introduced numerous new products and entered several new markets to capitalize on this increased demand. The group's volume is also growing as new applications for filtration devices are being developed on an ongoing basis in response to recent developments for healthcare, automotive and environmental applications.

     The insert injection molding techniques used by the Plastics Group involve inserting filter media, such as woven screen, membrane or felt which have been preformed and precut, into an injection mold. The mold is closed and thermoplastic resin is injected, framing and bonding the media to form a unitized filter. The Plastics Group's molds are able to produce as many as 128 filters per cycle, depending on size, complexity and cost targets. Other processing technologies exist whereby injection molded component parts are subjected to a secondary process, such as sonic, vibration or spin welding, that assembles media into component parts to form completed filtration devices. Other devices, such as light gauge thermoform products and packages, are manufactured from raw materials with highly sensitive properties that require special handling.

     The synthetic fiber, filter paper, membrane and metallic cloth media that the Plastics Group works with satisfy a wide range of customer requirements for particle control, tensile strength, flow rates and corrosion resistance. Thermoplastic resins also are used in designing custom molded frames. The selected resin is often coated with additives to augment certain desired properties. Advanced design and manufacturing techniques employed by the Plastics Group, including such patented processes as overmolding multi-layer encapsulation and two-piece, in-line filter construction, provide greater latitude, structural integrity, and cost-effectiveness required by today's low- or zero-defect markets.

     In order to protect their equipment and to ensure the efficiency of the devices being protected or the effectiveness of the device itself, a number of the Plastics Group's customers, particularly in the automotive and healthcare markets, require inspection of each filtration device produced, as opposed to random sample inspections. Because of the time and expense involved in establishing manufacturing processes compatible with such requirements, competitors of the Plastics Group face a potential barrier to entry in these markets which require a high volume of precision devices coupled with short cycle times and 100% inspection.

     The Plastics Group also provides visual packaging products, including blister packaging, which is an increasingly popular means of displaying consumer products for sale in hardware, convenience, warehouse and drug stores and other similar retail outlets. Batteries, cosmetics, hardware items, electrical components, razor blades and toys are among the large variety of products sold in clear plastic blisters. The Plastics Group believes that the visual packaging market offers considerable growth opportunity.

STRATEGIC OUTLOOK

     The Company's goal is to enhance its leadership positions in the prepress graphic arts and plastic injection molded filtration device markets, and to strengthen its positions in the specialty plastics and thermoforming markets. Key aspects of the Company's business strategy to achieve these goals include the following:

     - ACQUISITIONS. To create the economies of scale required to support the cost of its business strategy, the Company has developed an active acquisition program. The Company's sustained profitability and ready access to capital have enabled it to make strategic acquisitions. In its 41-year history, the Company has successfully integrated more than 25 acquired businesses into its operations while streamlining overhead. These successful acquisitions are elements of a strategic plan to acquire market niche companies with Fortune 500 customer lists, excellent customer service or proprietary products and solid management which receives performance incentives to continue to grow the business. The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions and established customer lists and new technologies. The Company believes that emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its product offerings and provide its customers with a single source for prepress and/or plastics products. The Company believes it has greater versatility in manufacturing and in serving its customers than smaller, less integrated competitors, and that this versatility will result in greater opportunities for internal growth as well as enhancing the Company's image as an attractive purchaser for potential acquisition candidates. The Company believes that there continue to be a number of attractive acquisition candidates in the fragmented consolidating industries in which it operates, particularly packaging, filtration and specialty plastics. The Company expects to strengthen its market positions by applying its management and operational practices, which have been successful in its graphic arts businesses, to newly acquired businesses.

     - MANAGEMENT PHILOSOPHY. The Company believes that its management philosophy has resulted in improved market share and margin performance in its Graphics Group. The Company has instilled this same philosophy in the Plastics Group which, it believes, has contributed to recent performance improvement. This philosophy incorporates the following key concepts:

     - TOTAL QUALITY MANAGEMENT. A cornerstone of the Company's management philosophy is its emphasis on high quality. The Company is committed to the principles of TQM and stresses to all employees, regardless of level, the importance of striving to meet or exceed customer expectations. Historically, the Graphics Group has made the necessary investments in employee training and technological improvements to achieve this level of performance. Since the formation of the Plastics Group, one of management's primary initiatives has been to instill this philosophy in that Group. Through the Company's application of TQM, employees have adopted the necessary commitment to customer service that is essential to quick turnaround and consistent delivery of high quality products and services.
          Management believes that the Company's commitment to TQM is essential to customer satisfaction by decreasing the likelihood of a defect in or failure of any of the Company's products or services which could prove costly to a customer. Such increased quality results in decreased costs to customers and the Company in the long run. Consequently, the Company is driven to make the necessary investments to ensure that these products and services continue to meet the highest quality standards.

     - CUSTOMER SERVICE. Another key to the Company's management philosophy has been its commitment to customer service. The Graphics Group believes that this commitment has contributed to consistent increases in its sales despite the growing availability to customers of lower-cost graphic arts alternatives. Use of the latest computer equipment and software, while providing the opportunity for quicker turnaround, has placed greater reliance upon the accuracy of formatting and information input methodologies. In order to ensure this accuracy as early in the process as possible, well trained, highly efficient customer service personnel are vital. The Company's emphasis on on-site customer representatives, along with a "whatever it takes" attitude, have further solidified existing graphics arts customer relationships. Management believes that the Plastics Group is beginning to reap similar rewards for its focus on customer service.

     - EMPLOYEE TRAINING AND INCENTIVES. The Company believes that its most valuable assets are its employees because its ability to provide customers with high quality products and services depends upon their dedication and expertise. The Company provides extensive and frequent training to keep its employees abreast of the latest technological developments in the graphics arts and plastics industries. During 1994, for example, the Graphics Group provided an estimated 2,500 hours of in-house training to its employees customers and customers' suppliers. In 1992, in order to facilitate its employees' familiarity with the latest technological developments, the Company established a program pursuant to which all employees were eligible to receive interest-free loans of up to $2,500 for the purchase of personal computers. By maintaining high levels of employee satisfaction, the Company has secured consistently high levels of responsiveness to its customers. In order to reward employees for superior performance, the Company has developed incentive compensation programs, including an economic value-added ("EVA") bonus program.

     - TECHNICAL EXPERTISE. The Company is able to provide its customers with high quality products and services and quick response time because of its effective utilization of state-of-the-art equipment and systems. The Company is dedicated to remaining on the "cutting edge" of prepress and plastics molding technologies by participating in innovations in operations and equipment. As part of this commitment to new technology, the Company has historically worked with software developers to create software that fully addresses the Company's needs and currently acts as a test site for new software products. In order to facilitate the exchange of information among its various facilities, in 1991, the Graphics Group established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts market industry.

     - EXPLOITATION OF INDUSTRY TRENDS. The Company enjoys a successful history of strengthening its market positions by identifying and exploiting industry trends. For example, while other prepress specialists targeted the highly competitive publishing and once-dominant advertising markets, the Graphics Group carved out its own high-end, niche market in packaging. Consequently, the Group was uniquely positioned, as a premium single-source provider of prepress services, to benefit as consumer products manufacturers began to downsize and outsource packaging functions. This unique position has enabled the Graphics Group to capitalize on the increased use of packaging as a means of product differentiation and marketing. Further, the Graphics Group believes that its commitment to customer service and its broad array of premium services demonstrate to customers the value of using the Graphics Group instead of performing prepress work in-house. The Graphics Group has benefited from the trends in the food and beverage industries packaging toward extended product lines and increased SKU's to capture additional shelf space and market share and increased use of packaging for promotional purposes. The Company believes that trends in the healthcare and consumer products industries present similar opportunities for the Plastics Group. For example, recent heightened awareness of potential air and water contamination provides new product opportunities for the Plastics Group's filtration business.

PRODUCTS AND SERVICES

     GRAPHICS GROUP. The Graphics Group offers comprehensive, high quality prepress services. The Graphics Group's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for the three main printing processes: lithography, flexography and gravure. The Graphics Group's services consist principally of the production, to customer specifications, of color separations and color proofs produced conventionally, electronically and digitally. These products are an intermediate step between creative artwork and the actual printing of graphic materials. The production of color separations requires skilled, highly trained craftsmen applying various color filtering, photographic and assembly techniques. Increasingly, these techniques incorporate highly sophisticated computerized processes.

     The preparation of film, digital tape and press proofs for lithography and other printing processes accounted for approximately 80.0% of the Graphics Group's net sales in 1994. The balance of the Group's business consisted of the production of printing plates for lithographic printing, photopolymer, and laser-engraved rubber plates and cylinders used in the flexographic printing process. The Graphics Group focuses on customers in the consumer products industry, where its ability to provide a high degree of image quality and consistency afford it a competitive advantage. Image quality and consistency and ever-shortening response time are becoming increasingly important to consumer products manufacturers as packaging assumes a greater role in product promotion. While prepress work represents a relatively small percentage of overall packaging costs, the visual impact (and, consequently, the effectiveness) of product packaging is largely dependent upon the quality of the prepress work.

     As technology has created opportunities for quicker production turnarounds, most of the Graphic Group's Fortune 500 consumer products customers have capitalized on this opportunity to modify their packaging more frequently in order to customize their promotional activities on a regional, seasonal or sporting event basis. This activity has greatly increased the importance of maintaining the integrity of the electronic image design and text data for each package variation. The Graphics Group has the capacity to maintain past, current and future package design data and, accordingly, serves as a quick access library of accurate file data for its customers.

     The Graphics Group's services are distinguished by a combination of the following core competencies:

     - TECHNICAL EXPERTISE. The Graphics Group emphasizes continuing training and development of its employees to ensure their effective utilization of state-of-the-art equipment and systems. Through programs offered at the Company-owned training center, at customers' on-site locations and at various national and regional seminars, the Graphics Group has had success in elevating its customers' standards to levels requiring the superior technical expertise and capabilities that distinguish its services.

     - ACTIVE INTERFACE WITH CONVERTERS. The Graphics Group coordinates extensively with the converters for its customers' product packages to ensure uniformity in color and appearance. Individual printing presses may vary in the application of ink, affecting the quality of the color image. In order to minimize the effects of these variations, the Graphics Group makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of its customers' converters. The Graphics Group strives to afford its customers total control over their graphic arts processes with customized and coordinated service designed to ensure that the color quality, accuracy and consistency of a customer's printed matter is maintained.

     - QUICK RESPONSE TIME. The ability to complete prepress services for packaging designs in a short period of time is essential to the Graphics Group's success. In connection with the introduction of a new or reformulated product, the Group is often required to complete prepress packaging work in as little as 24 hours. The Graphics Group is able to provide its customers with a short turnaround time largely because of its state-of-the-art prepress technologies as well as its extensive archive of its customers' package designs. The Graphics Group also places its employees on-site with customers to facilitate development of packaging designs which will convert easily into attractive packaging.

     PLASTICS GROUP. The Plastics Group currently produces more than 1,200 different filtration products ranging from highly sophisticated disposable medical and automotive filters to simple filters used to protect equipment from dust and water contamination. Most of the Plastics Group's filters are produced utilizing insert injection molding techniques, in which the filtration media is encapsulated in a plastic housing. The Plastics Group believes it is one of the leading producers in the world of filtration devices manufactured through the insert injection molding process.

     The market for filtration devices has grown consistently as end-users develop new applications in which filtration provides protection for people and equipment and improves product safety and performance. Management believes that one of the Plastics Group's primary strengths is its employment of advanced design and manufacturing techniques, which provide broader latitude, greater structural integrity and increased cost-effectiveness compared to more conventional techniques.

     Consistent with its emphasis on technological innovations, the Plastics Group has developed numerous proprietary products and processes designed to enhance the Plastics Group's competitive position. The Plastics Group owns several significant patents, including a claim for the encapsulation of membrane filters, a two-piece filter design, the encapsulation of multiple layers of membrane, fuel injection nozzle filters, a process to hermetically seal sump transmission filters, a design for European in-tank fuel filters, a friction welding process, a needle-free access device for medical applications, a medical check valve and a manufacturing component tray.

     The Plastics Group's products are sold primarily to manufacturers in the following four markets:

     - AUTOMOTIVE. As the complexity of automotive systems has increased, so has the demand for filtration. The two fastest growing filtration applications for automobiles involve anti-lock braking ("ABS") and powertrain-related systems. It is estimated that by the mid-to-late 1990s, ABS systems will be installed on almost all domestically produced cars. The Plastics Group has made significant penetration in the ABS market and will continue to have opportunities for additional market share as these systems become required standard devices. The Plastics Group's newly patented vibration welding process for automatic transmission sump filters is becoming more widely accepted at the original equipment manufacturer ("OEM") level given the increased design flexibility, weight savings, recyclability and increased performance the process provides over other technologies. Given the lead time from design to introduction of new car models, the Plastics Group has yet to realize significant revenue from this filter. The transmission filter also has an aftermarket usage that permits higher financial returns than the OEM market. To access the automotive aftermarket, the Plastics Group entered into a strategic alliance with one of the largest aftermarket distributors for transmission filters, Raybesto/Allomatic, located in Sullivan, Indiana. This agreement will afford the Plastics Group increased market penetration in the aftermarket without diminishing the Plastics Group's focus on the OEM market.

     - HEALTHCARE. The Plastics Group's healthcare filters and devices are mainly sold to OEMs in the industry. These products are incorporated into finished products by the Plastics Group's customers and sold to end-users. The Plastics Group currently manufactures an extensive range of healthcare products, from simple vent filter devices to complex blood filters. The heightened awareness of disease transmittal and contamination associated with blood transfer has increased demand for blood filtration devices. The Plastics Group's filter media encapsulation process is particularly important in that it achieves the required uniform and complete sealing of delicate filter media within the plastic housing. This process also allows the sealing of plastic materials such as nylon and polypropylene, which are difficult to seal with other types of processes.

          Patent applications have been filed for a new family of needle-free access connectors which can be used in drug infusion therapy as well as in numerous other medical applications. In addition, in May 1994, the Plastics Group entered into an alliance with SciTech Dental, Inc. of Seattle, Washington, to market a new, patented dental water filtration system designed to eliminate a variety of microbial contaminants in dental water lines. The new filter was developed in response to recent studies showing high levels of pathogens inside dental unit water lines, that pose a health threat to patients and dental workers. SciTech, which holds the patent on the new filter, will be responsible for sales and marketing of this new device.

          The Plastics Group also serves the healthcare market through the design and production of thermoform packaging products meeting specified sterilization requirements. In addition, the Plastics Group produces light gauge thermoform products, including components manufactured from raw materials with highly sensitive properties requiring special handling, environmentally controlled clean room manufacturing facilities or sterilization processes, for the healthcare market.

     - CONSUMER PRODUCTS. The Plastics Group's products sold to consumer products manufacturers are principally point-of-purchase visual packaging. "Blister" packaging, another product of the Plastics Group, is an increasingly popular means of displaying consumer products for sale in hardware, convenience, warehouse and drug stores and other similar retail outlets. Thermoformed blister packaging is produced by heat-sealing a clear plastic bubble, or blister, which the Plastics Group's technicians have shaped and designed, onto coated cardboard, or by sealing two-sided packages through heat or microwave application. Batteries, cosmetics, hardware items, electrical components, sporting goods and toys are among the large variety of products sold in clear, thermoformed plastic packages. The Plastics Group designs and manufactures a complete selection of visual packaging in such forms as blisters, cards, clam shells, tri-folds, trays and header and display cards. In addition, under the tradename "Plasti-Chain," the Plastics Group manufactures finished products such as plastic chains, stanchions, posts, brick and log border edgings and other lawn and garden items, which it distributes directly to retailers.

     - INDUSTRIAL AND OTHER PRODUCTS. The Plastics Group sells more than 550 different products to OEMs for use in a variety of applications, including appliances, computers, scientific equipment and farm machinery. Specific products include filters and molded components for coffee makers, dishwashers, tertiary water purification systems, lawn mowers, outboard motors, small engines and numerous other diverse applications. The Plastics Group also produces certain light gauge thermoform products for the electronics industry. The Plastics Group has capabilities in product design, tool design, prototype tool construction, molding of production and prototype parts, and various decorating and post molding operations.

RESEARCH AND DEVELOPMENT

     GRAPHICS GROUP. The Graphics Group is dedicated to keeping abreast of and, in a number of cases, initiating technological developments in its industry. To build upon its leadership position, the Graphics Group is actively involved in system and software technical evaluations of various computer and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Graphics Group continually invests in new technology designed to support its high quality prepress services.

     The Graphics Group has established the Schawk Technical Advisory Board for the purpose of researching and evaluating new technologies in the graphic arts industry. The Advisory Board, which formally meets quarterly to review new equipment and programs, facilitates the exchange of information among the various facilities in the Graphics Group, thereby conserving time and money spent in researching new technologies. Informal review and discussion of technological developments, however, is ongoing.

     The Graphics Group provides training to customers and employees alike on a regular basis. In 1992, the Graphics Group established the Schawk Client Service Consulting Group to offer customers desktop software training, proprietary software development, and technical training designed for the packaging industry. In 1993, the Graphics Group opened the Schawk Technical Training and Education Center to offer industry desktop software training to customers, certain vendors and employees. During 1994, the Graphics Group presented four seminars to customers, and to many of their designers and converters, and provided an estimated 2,500 hours of in-house training to its employees.

     PLASTICS GROUP. An important component of the Plastics Group's research and development efforts involves coordination with customers in developing new products designed to suit customer needs. In 1992, 1993 and 1994, research and development expenditures were approximately $3.6 million, $3.7 million, and $3.4 million respectively, substantially all of which amounts were effectively reimbursed by customers. Development of a new product typically begins with customer contact by the Plastics Group's sales engineers to identify a product need. The sales engineers work closely with a customer to define the customer's requirements and expectations. The Plastics Group develops a product design, mold and automation design. After the Plastics Group reviews the design with the customer, tooling and automation are built using state-of-the-art CAD/CAM systems and machining centers. The Plastics Group added dedicated research and development equipment in an effort to reduce product development time. The acquisition of PMC has also expanded in-house tooling capabilities, thus reducing cycle time.

     In most cases, a prototype is produced to aid in the development of a product and to identify unknown factors in process and product design. Field trials may be conducted with the prototype product to verify that the product meets customer requirements. Testing and specifications are developed cooperatively with customers so that specified requirements are consistently understood and met.

     The Plastics Group has expanded its design and development capabilities to include 3D design and rapid prototype modeling and has invested in advanced equipment devices (ultrasonic welding, laser machines and robots) and computer control systems to ensure process and quality control in its manufacturing operations. In many cases, the Plastics Group will use specialized outside suppliers to assist in building equipment components that cannot be economically built by the group, as well as to ensure that the newest technologies are being used to maintain the Plastics Group's technological edge in the marketplace. The cost of tooling for a new product (automation and molds) is often borne by the customer, in which case the customer owns, and has a proprietary interest in, the mold. The cost of tooling for a typical new product may range from as low as $5,000 to more than $200,000. The customer often shares in costs of automation in addition to the tooling. Management believes that strong, long-term customer partnerships develop as a result of this shared financial commitment where the customer participates in the costs of tooling and/or automation.

     The Plastics Group has a number of standard products which, in many cases, assist the customer in developing its own unique products, thereby shortening the development process. Standard products require no tooling or automation investment by the customer. The Plastics Group is also actively involved in the development of new product applications, such as improved check valves, drug infusion filters and needle-free connectors, in anticipation of customer needs and independent of customer funding. To date, these products have been primarily in the healthcare area.

     As another means of accessing new technologies, the Plastics Group has pursued strategic alliances with customers in an effort to improve its competitive position, such as its recent alliance with SciTech Dental.

     Resources are devoted to new products on the basis of a market and economic analysis which indicates a long-term product usage potential. Product development and qualification can take from six months to two years before final product release.

MARKETING AND DISTRIBUTION

     GRAPHICS GROUP. The Graphics Group markets its services nationally, including through seminars, newsletters and training sessions targeted at existing and potential customers. The Graphics Group sells its services through a group of approximately 74 direct salespersons and 96 customer service technicians who call on consumer products manufacturers, including those in the food and beverage, pharmaceutical and cosmetics industries. In the early 1970s, the Graphics Group, in a departure from the industry practice of serving advertising agencies and converters, began calling directly on consumer products manufacturers. The Graphics Group has marketing agreements with four European companies and one company in the Far East.

     PLASTICS GROUP. The Plastics Group sells its products to OEMs in North America and Europe through a combination of direct sales professionals and manufacturers' representatives. At year-end, North American operations had 24 full-time direct sales professionals and European operations had four full-time direct sales professionals and had contracted with one independent sales representative. Recently, the European operations' sales and marketing efforts were reorganized to centralize reporting responsibility directly to the President of European operations, based in France. Sales representatives are based at each manufacturing plant. In 1994, the Plastics Group's foreign operations accounted for approximately 16% of the group's net sales and were generated primarily in France, Germany, the United Kingdom and Italy.

CUSTOMERS

     GRAPHICS GROUP. The Graphics Group's customers consist of: (i) direct purchasers of color separations, including end-use consumer products manufacturers; (ii) converters; and (iii) advertising agencies. Many of the Graphics Group's customers, a large percentage of which are Fortune 500 companies, are national in scope and often use numerous converters throughout the country. Because these customers desire uniformity of color and image quality across a variety of media, the Graphics Group plays a very important role in coordinating their printing activities by maintaining current specifications of each of its customers' converters. Management believes that this role has enabled the Graphics Group to establish closer and more stable relationships with the manufacturers. End-use customers often select and utilize the Graphics Group to ensure better control of their packaging or other needs and depend upon the Graphics Group to act as the customer's agent to ensure consistency among numerous converters and packaging media. The Graphics Group also has several employees working at selected customer facilities to maximize the efficiency and quality of the Graphics Group's services to those clients.

     Many of the Graphics Group's customers place orders on a daily and weekly basis and work closely with the Group year round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to current events (such as sporting events), prompting such manufacturers to redesign their packages more frequently and resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend towards more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Graphics Group's business. In addition, consumer products manufacturers have a tendency to sole-source their prepress work with respect to a particular product line, so that changes to the basic design can be made more efficiently. As a result, the Graphics Group has developed a base of steady customers in the food and beverage industry. During 1994, no single customer accounted for more than 6% of the Graphics Group's net sales, and the 10 largest customers in the aggregate accounted for less than 37% of net sales.

     The Graphics Group's reputation for high quality services is in large part due to its emphasis on customer service and TQM. Each customer is assigned to a designated customer service technician (large accounts may be assigned to two or more customer service representatives) to promote continuity in a customer's relations with the

Graphics Group. Customer relations are generally handled through the facility providing services to the particular customers. Customer service representatives typically monitor the production of a customer's project throughout the production process to ensure compliance with customer specifications and completion of the project in a timely manner.

     PLASTICS GROUP. The Plastics Group primarily sells its products to manufacturers for incorporation into finished products subsequently sold to end-users. The Plastics Group sells most of its automotive filters directly to OEMs both domestically and in Europe, as well as to the automotive suppliers who require filters in the subsystems they supply to the automobile manufacturers. The Plastics Group supplies its healthcare product filters and devices to customers in the U.S. and Europe. Many of the Plastics Group's customers in the automotive and healthcare industries sole-source their production work with the company which originally designed the product. Thus, the Plastics Group frequently gets contracts from customers for whom it has performed design work. The Plastics Group also supplies many other smaller customers in the U.S. and Europe with a wide range of filters and devices. The Plastics Group's thermoforming business has targeted the custom electronics and medical packaging market segments. During 1994, no single customer accounted for more than 6% of the Plastics Group's net sales, and the 10 largest customers in the aggregate accounted for less than 28% of net sales.

     The following is an alphabetical listing of a representative sample of current customers of the Company:

     GRAPHICS GROUP                                  PLASTICS GROUP
     --------------                                  --------------

     Campbell Soup Company                           Abbott Laboratories
     ConAgra, Inc.                                   Baxter International Inc.
     General Mills, Inc.                             Bendix
     Hunt-Wesson, Inc.                               Robert Bosch Corporation
     Kraft General Foods, Inc.                       Braun, Inc.
     Leaf Inc.                                       Chrysler Corporation
     Leo Burnett Company, Inc.                       Emerson Electric
     Lipton Tea Company, Ltd.                        Ford Motor Company
     M&M/Mars                                        G.D. Searle & Company
                                                       Limited
     Miles Inc.                                      General Motors Corporation
     Miller Brewing Company                          Gerber Products Company
     Nabisco Foods Group                             IGA, Inc.
     Pillsbury Inc.                                  IMED
     The Procter & Gamble Company                    ITT Teves America
     Publishers Clearing House                       M&M/Mars
     The Quaker Oats Company                         Marwal European
     The Reader's Digest Association, Inc.           Motorola, Inc.
     SmithKline Beecham                              Pall Corporation
     Stouffer Foods Corporation                      Renault V.I. and Peugeot
                                                       S.A.
     Tyson Foods, Inc.                               Zenith Electronics Corp.

BACKLOG

     The Company's backlog of unfilled orders was approximately $23,844 on December 31, 1994, compared with approximately $21,430 on December 31, 1993. Most orders are filled within 90 days of receipt. It is anticipated that substantially all of the orders on hand on December 31, 1994 will be filled during 1995. Although orders are subject to cancellation by the purchaser, the Company's experience has been that the impact of such cancellations is not significant.

COMPETITION

     GRAPHICS GROUP. The Graphics Group's competition comes from three sources: other independent color separators, converters which have prepress service capabilities, and customers who are able to use developing technologies to perform in-house the services previously provided by the Graphics Group.

     Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Graphics Group believes that only one firm, Wace Group U.S.A., a subsidiary of Wace P.L.C., competes with it on a national basis and that only one other firm, Southern Graphics, a subsidiary of Reynolds Aluminum, competes with it on a regional basis. The remaining independent color separators are local firms that compete in specific markets. To remain competitive, each firm must maintain customer relationships and recognize, develop and exploit state-of-the-art technology.

     Converters with prepress service capabilities compete with the Graphics Group by performing such services in connection with printing work. Converters frequently consider prepress services as loss leaders and incorporate into their bids for converting jobs a relatively low price for the prepress service portion. Independent color separators such as the Graphics Group, however, may offer greater technical capabilities and speed of delivery. In addition, converters may also utilize the services of the Graphics Group because of their own limited productive capacities and technical skills.

     Finally, the Graphics Group faces continuing competition from some of its own customers who seek to reduce costs by performing color separation services in-house. To counter this threat, the Graphics Group uses customer education programs to demonstrate the value added by the Graphics Group's continual investments in rapidly changing technology and training. The Graphics Group believes that its skilled personnel and the ongoing training provided to employees and customers, will continue to distinguish the group from its competitors.

     PLASTICS GROUP. The Plastics Group competes in the filter, visual packaging and specialty plastics markets. The filter industry is characterized by a wide range of specialty products. The Plastics Group's market niche developed from its ability to insert mold and overmold a wide variety of woven screens, non-woven media and membranes. The Plastics Group competes on the basis of service, cost, quality, design, manufacturing process and timeliness of delivery.

     The Plastics Group has five principal competitors in the insert molding business of filter manufacturing in the United States: the Filtran Division of SPX Corp.; ITW-Deltar Division; the Kuss Division of Fleetguard Corp.; Arbor Technologies; and Gelman Sciences. Each of these companies competes only in certain market segments and none competes in every market segment against the Plastics Group.

     The thermoforming market is fairly fragmented with no company having a dominant share of the market. The printing market is similarly fragmented. Very few competitors have both thermoforming and printing capabilities.

PURCHASING AND RAW MATERIALS

     GRAPHICS GROUP. The Graphics Group purchases photographic film and chemicals, paper, ink, plate materials, and various other supplies and chemicals for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. Materials and supplies account for only a small portion of the Graphics Group's costs of production, and no shortage is anticipated. Historically, the Graphics Group has negotiated and enjoys significant volume discounts on materials and supplies from most of its suppliers.

     PLASTICS GROUP. The Plastics Group's major raw materials are thermoplastic resins, filtration media and purchased components. Supplies of these materials are available from both domestic and foreign sources. Recently the Plastics Group entered into several strategic alliances in an effort to intensify supplier competition. The Plastics

Group believes these alliances will reduce its costs of raw material in the future. The purchased filtration media generally requires special processing before its use in the manufacturing process. In the past, the majority of this specialty processing was performed in the Plastics Group's Hebron, Illinois and France facilities. The Plastics Group recently has expanded this specialty process to each of its filter manufacturing locations and believes that this expansion will reduce scrap and inventories.

PATENTS AND TRADEMARKS

     GRAPHICS GROUP. The Graphics Group owns no significant patents. The trademarks "Schawk" and "Clockface and Creole," and the trade names "Amber Design," "Color Data East," "Schawkgraphics," "Schawk Client Services Group and Schawk Prep," "Lincoln Graphics," "Litho Colorplate," "LSI/Atlanta," "LSI/Kala," "Process Color Plate," "Total Reproductions" and "Weston Engraving" are the most significant trademarks and trade names used by the Graphics Group.

     PLASTICS GROUP. The Plastics Group owns several significant patents, none of which expires prior to 1995. They include the encapsulation of membrane filters, a two-piece filter design, the encapsulation of multiple layers of membrane, fuel injection nozzle filters, a process to hermetically seal sump transmission filters, a design for European in-tank fuel filters, a friction welding process, a medical check valve and a manufacturing component tray. Patents are material to the competitiveness of the business. The trademarks "Filtertek" and "Plasti-Chain" are the most significant trademarks used by the Plastics Group.

EMPLOYEES

     GRAPHICS GROUP. As of December 31, 1994, the Graphics Group had approximately 698 full-time employees. Of this number, 35% are craft employees and are represented by local units of the Graphic Arts International Union. The Graphics Group's craft employees are crucial to its operations. Seven contracts covering the Graphics Group's craft employees in five facilities are subject to renegotiation in 1997. All contracts are area-wide agreements bargained by groups of employers. The Graphics Group considers its relationships with its employees to be good.

     PLASTICS GROUP. As of December 31, 1994, the Plastics Group employed 1,204 full-time employees. Substantially all of the Plastics Group's employees are engaged in production. Filtertek Ireland has 103 employees, including 73 employees covered by collective bargaining agreements. No other employees in the Plastics Group are covered by collective bargaining agreements. The Plastics Group considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

FACILITIES

     The Company owns or leases the following office and manufacturing facilities:

                                                                                                              LEASE
                                                         OWNED/                                             EXPIRATION
      LOCATION                         SQUARE FEET       LEASED              PURPOSE                           DATE
      --------                         -----------       ------              -------                           ----
                                      (APPROXIMATE)
GRAPHICS GROUP:
Armonk, New York  . . . . . . . . . . .   10,000         Leased           General Offices,                 April 1995
                                                                          Manufacturing
Cherry Hill, New Jersey . . . . . . . .   35,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Chicago, Illinois . . . . . . . . . . .   42,000         Leased           General Offices,                 June 2002
                                                                          Manufacturing
Des Plaines, Illinois . . . . . . . . .   20,000         Owned            Executive Offices,               N/A
                                                                          Customer Training
                                                                          Center
Des Plaines, Illinois . . . . . . . . .   60,000         Leased           General Offices,                 N/A
                                                                          Manufacturing
Hackettstown, New Jersey  . . . . . . .    2,000         Leased           General Offices,                 October 1994
                                                                          Manufacturing
Kalamazoo, Michigan . . . . . . . . . .   67,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Lincolnwood, Illinois . . . . . . . . .   60,000         Leased           General Offices,                 June 1997
                                                                          Manufacturing
Minneapolis, Minnesota  . . . . . . . .   31,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Roseville, Minnesota  . . . . . . . . .   30,000         Leased           General Offices,                 May 1997
                                                                          Manufacturing
Smyrna, Georgia . . . . . . . . . . . .   20,000         Leased           General Offices,                 October 1998
                                                                          Manufacturing

PLASTICS GROUP:
County Limerick, Ireland  . . . . . . .   37,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Eagle, Wisconsin  . . . . . . . . . . .   53,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Gustorf, Germany  . . . . . . . . . . .    1,200         Leased           General Offices,                 Month to
                                                                          Sales Product                    month
                                                                          Development
Hebron, Illinois  . . . . . . . . . . .  108,000         Owned            Executive Offices,               N/A
                                                                          Manufacturing
Huntley, Illinois . . . . . . . . . . .   98,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Huntley, Illinois . . . . . . . . . . .   40,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Patillas, Puerto Rico . . . . . . . . .  100,000         Owned            General Offices,                 N/A
                                                                          Manufacturing
Plailly, France . . . . . . . . . . . .   33,000         Owned            General Offices,                 N/A
                                                                          European
                                                                          Headquarters,
                                                                          Manufacturing
Stockton, California  . . . . . . . . .   54,000         Leased/          General Offices,                 May 2003
                                                         Option           Manufacturing
                                                         to Purchase

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     From time to time, the Company has been a party to routine pending or threatened legal proceedings and arbitrations. The Company insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material to the Company. The Company has not experienced any material environmental problems.

     Prior to the Merger, three stockholders of Filtertek filed separate lawsuits, each seeking to bring a class action relating to the Merger. Two of the suits were filed on October 18, 1994, and one was filed on October 25, 1994. The suits, brought against Filtertek, Schawk and the directors of Filtertek in the Court of Chancery for the State of Delaware on behalf of stockholders of Filtertek other than the defendants, allege, in pertinent part, that the defendants breached their fiduciary and other common law duties by entering into and approving the Merger. Subsequent to the filing of these complaints, the Merger received the requisite approval by more than 66 2/3% of the independent stockholders at a special meeting of stockholders of Filtertek held on December 23, 1994. The Company has and intends to continue to vigorously defend against the lawsuits and believes that they are without merit. Management does not consider the actions to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                RECAPITALIZATION

     Filtertek and the Old Schawk Companies recently completed a number of structural and capitalization changes, referred to herein as the "Recapitalization." These changes, which were approved by stockholders of Filtertek at a special meeting of stockholders held on December 23, 1994, consist of the following:

     1. Approval of an Amended and Restated Agreement and Plan of Reorganization (including the Amended and Restated Plan of Merger attached thereto), among Filtertek, Filtertek USA, Inc., a wholly owned subsidiary of Filtertek, Schawk, Inc. ("Schawk"), Lincoln Graphics, Inc. ("Lincoln Graphics"), an affiliate of Schawk, and Flexo Graphics, Inc. ("Flexo Graphics"), also an affiliate of Schawk, pursuant to which Schawk, Lincoln Graphics and Flexo Graphics will be merged into Filtertek. Pursuant to and in accordance with the terms of such merger, upon consummation thereof, the name Filtertek, Inc. was changed to "Schawk, Inc." This issue was approved by a vote of 2,108,124 for, 217,346 against, and 7,486 abstentions.

     2. Approval of an amendment to the Amended Certificate of Incorporation of Filtertek to increase the authorized shares of Class A Common Stock from 20,000,000 to 40,000,000 shares. This issue was approved by a vote of 5,962,817 for, 243,519 against, and 12,363 abstentions.

     3. Approval of the issuance of 518,627 shares of Class A Common Stock of Filtertek as a portion of the purchase price for the assets of the Robinson Industries and Fuzere Midwest divisions of Schawk and the stock of Fuzere Manufacturing Co. held by Schawk. This issue was approved by a vote of 2,070,075 for, 249,804 against, and 13,077 abstentions.

          Upon consummation of the Merger described above, the Company acquired all of the assets and businesses of the Old Schawk Companies and assumed all of those corporations' liabilities, including a liability for deferred income taxes relating to the termination of the Old Schawk Companies' S Corporation tax status of $3,000,000. In the Merger, the shares of Schawk common stock were converted into 13,142,528 shares of Class A Common Stock and the shares of preferred stock of Schawk were converted on a one-for-one basis into 22,000 shares of Series A Preferred Stock and 5,207 shares of Series B Preferred Stock. Similarly, the shares of Lincoln Graphics and Flexo Graphics common stock were converted into 1,884,466 shares and 1,218,405 shares, respectively, of Class A Common Stock.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

 SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION
 QUARTERLY FINANCIAL DATA

                                                                                  (Thousands of Dollars, Except Per Share Amounts)
                                                                                           Pro Forma Net
                                                                                           Income Adjusted      Primary and Fully
                                                                                           only for Income      Diluted Earnings
                                   Net Sales       Cost of Sales       Net Income (Loss)   Taxes (a)            Per Share (a)
                                   ---------       -------------       -----------------   ----------------     -----------------
 1994 Quarter Ended:

   March 31                       $ 46,430             $ 28,667             $ 5,361             $ 3,395              $ 6.69
   June 30                          48,839               31,084               4,548               2,848                5.61
   September 30                     44,630               27,929               4,764               2,983                5.88
   December 31                      46,246               32,284              (1,204)              1,021                2.02
                                  --------             --------             -------             -------              ------
     Total                        $186,145             $119,964             $13,469             $10,247              $20.20
                                  ========             ========             =======             =======              ======

 1993 Quarter Ended:

   March 31                       $ 40,763             $ 27,938            $  2,541             $ 1,577              $ 3.11
   June 30                          42,827               27,021               4,781               2,959                5.83
   September 30                     43,458               28,816               2,458               1,527                3.01
   December 31                      41,990               25,774               4,836               2,993                5.90
                                  --------             --------            --------             -------              ------
     Total                        $169,038             $109,549            $ 14,616             $ 9,056              $17.85
                                  ========             ========            ========             =======              ======

 DIVIDENDS DECLARED (b)

 Quarter Ended                                            1994                                    1993
 -------------                                            ----                                    ----
 March 31                                               $    --                                  $   --
 June 30                                                  5,789                                   4,390
 September 30                                             5,809                                   2,661
 December 31                                              8,800                                   1,750
                                                        -------                                  ------
 Total                                                  $20,398                                  $8,801
                                                        =======                                  ======

  (a) Adjusted only for pro forma income taxes (See Note 15 to the Schawk, Inc. audited financial statements)
  (b) Dividends declared are for the Old Schawk Companies, and do not include amounts of the former Registrant, Filtertek, Inc. Prior to the Merger with Filtertek, Inc. on December 30, 1994, the Old Schawk Companies were privately-held S Corporations with a limited number of shares outstanding. Dividends were declared on the basis of stockholder cash requirements and not necessarily on the basis of earnings. Dividends declared per share computations have not been presented because management does not consider this information to be meaningful.

 STOCK PRICES (c)

 Quarter Ended                                       1994 High/Low                         1993 High/Low
 -------------                                       -------------                         -------------
 March 31                                            9 7/8 - 8 1/2                          10 7/8 - 8 3/4
 June 30                                            10 3/4 - 8 1/4                           9 7/8 - 8 3/8
 September 30                                       13 3/8 - 9 5/8                          10 3/8 - 8 3/4
 December 31                                        13 1/8 - 9 3/8                          10 3/4 - 9 1/8

  (c) Stock prices are for the former Registrant Filtertek, Inc. The Registrant had 2,400 stockholders of record on November 7, 1994. The Registrant's stock is listed on the NYSE.

 ITEM 6.  SELECTED FINANCIAL DATA

                                                         PRO FORMA (a)                             HISTORICAL
 Years Ended December 31
 (Thousands of Dollars, Except Per Share                1994      1993        1994         1993         1992 (c)    1991     1990
 Amounts)                                          ------------------------------------------------------------------------------
 CONSOLIDATED INCOME STATEMENT INFORMATION
   Net Sales                                        $186,145       $169,038   $186,145     $169,038     $110,999  $79,432    $77,537
   Operating Income                                   26,254         21,820     24,273       19,965       14,331   12,325     12,874
   Income Before Income Taxes and Minority
     Interest                                         21,016         17,640     19,035       15,785       12,854   11,706     11,974
   Income Taxes                                        7,071          6,400      3,849(b)       840          571      248        275
   Net Income                                         12,585          9,907     13,469       14,616       12,466   11,458     11,699

 PRO FORMA INFORMATION
   Pro forma Income Taxes                                 --             --      7,071        6,400        5,300    4,700      4,800
   Pro forma Net Income Adjusted Only for Income
     Taxes                                                --             --     10,247        9,056        7,737    7,006      7,174
   Pro forma Net Income
     Per Share                                           .64            .49         --           --           --       --         --

 CONSOLIDATED BALANCE SHEET INFORMATION
   Working Capital                                        --             --   $ 25,254      $30,049     $ 26,186   $12,984   $12,014
   Total Assets                                           --             --    193,426      180,193      155,756    55,401    58,613
   Long-Term Debt, Capital Lease Obligations and
     Redeemable Preferred Stock                           --             --     81,090       83,271       70,803     7,172    13,802
   Stockholders' Equity                                   --             --     76,275       51,119       44,183    36,630    31,426

 OTHER  DATA
   Cash Dividends per Common Share (d)                    --             --         --           --           --        --
   Depreciation and Amortization                          --             --     14,866       15,336        7,784     4,485     4,127
   Capital Expenditures                                   --             --     13,882       19,066       11,060     3,747     4,552


(a) Pro forma net income includes adjustments for the Merger, purchase accounting, and income tax adjustments. See Note 15 to the Schawk, Inc. audited financial statements.

(b) Includes a one time deferred tax charge of $3,000 for termination of S Corporation tax election.

(c) On September 21, 1992, Old Schawk effectively acquired a controlling interest in Filtertek which was accounted for as a purchase.

(d) Because of the limited number of stockholders prior to the Merger, dividends per share data is not meaningful and has not been presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

         Schawk has grown through a series of strategic acquisitions over the last 20 years in which many owner-manager teams of acquired firms have been retained. Purchase terms have typically involved cash, notes and performance-based future compensation. These acquisitions have been assimilated and in nearly every instance have been accretive to future earnings growth.

         These successful acquisitions are elements of a strategic plan to acquire market niche companies with Fortune 500 customer list, excellent customer service or proprietary products and solid management which receives performance incentives to continue to grow the business. All Schawk's acquisitions were in strong markets serving customers with both technological and quality advantages. The Company believes that continued emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its prepress and plastics product offerings. The Company also believes it has greater versatility in manufacturing and in serving its customers than smaller, less capitalized and less integrated competitors, and that this versatility will result in greater opportunities for internal growth.

         Schawk acquired or initiated the start-up of the following companies during the last three years. In May 1992, Schawk acquired Lincoln Graphics, Inc. in Cherry Hill, New Jersey. Lincoln Graphics gives the Graphics Group a strong East Coast presence in the prepress packaging markets. In July 1992, Schawk acquired Flexo Graphics, Inc. in Roseville, Minnesota. Flexo Graphics, Weston Engraving and Litho Colorplate are three Graphics Group companies servicing the Minneapolis-St. Paul packaging markets. Schawk Client Services Consulting Group was formed during the third quarter of 1992 to service the graphic arts software, hardware and training needs of the Graphics Group's customers. In 1994, Schawk Client Services Group was enhanced when the previous owners of Clockface and Creole, a well-known graphic arts training company, agreed to liquidate its operation, join the group and further develop the technical training and education division of Schawk.

         Schawk effectively acquired a controlling interest of the outstanding equity of Filtertek in September 1992. On June 1, 1993, Filtertek purchased Plastic Molded Concepts (PMC) in Eagle, Wisconsin. PMC is a manufacturer of specialty plastic components for the healthcare and industrial industries. On October 2, 1993, Filtertek purchased three plastics thermoforming operations:
Robinson Industries and Fuzere Midwest, both located in Huntley, Illinois, from Schawk, and Fuzere Manufacturing Company, Inc., located in Stockton, California, from the stockholders of Schawk (collectively, the "Robinson/Fuzere transaction"). These thermoforming companies are now operated as the Tek Packaging Group, Inc.

         Filtertek and Schawk had been operating under common control and management since September 1992. During that time, it became apparent to management that combining the companies would simplify and enhance the operations, management, and strategic direction. In November 1994, Filtertek and Schawk agreed to merge, and, following receipt of the requisite stockholder approval by more than 66 2/3% of the independent stockholders of Filtertek, Schawk merged with and into Filtertek effective as of December 30, 1994. Filtertek's name was changed then to Schawk, Inc.

BASIS OF PRESENTATION

         The Merger was accounted for using the purchase method of accounting. Because Schawk owned a controlling interest in Filtertek prior to the Merger, under AICPA Accounting Interpretation 26 of Accounting Principles Board Opinion No. 16, the Merger is required to be accounted for as if Schawk had acquired the minority interest in Filtertek's Class A Common Stock outstanding at the effective time of the Merger. Accordingly, the consolidated financial statements of Schawk will be treated as the Company's historical financial statements in future financial reporting. Such historical financial statements of Schawk include the results of Filtertek since Schawk's acquisition of its controlling interest in September 1992.

         In light of the changes to be made in future accounting presentation, the following discussion of periods prior to the consummation of the Merger includes an analysis of (i) pro forma consolidated income statement data for the Company; and (ii) the historical consolidated results of operations and financial condition of Schawk, which include 100% of sales but only 60% of earnings for 1992, 1993 and 1994, since Schawk's controlling interest in Filtertek beginning September 1992.

Pro forma calculations:
The earnings per share presented are pro forma calculations. The Company believes that the pro forma presentation best represents the actual results of the combined operations as if they had been merged for the comparable periods of 1993 and 1994. The actual earnings per share for Schawk, Inc. are not informative because Schawk was a privately owned S Corporation and had a limited number of outstanding shares prior to the Merger with Filtertek, Inc. on December 30, 1994. Further, as an S Corporation, taxation of the Corporate entity was minimal. The shares outstanding in the pro forma earnings per share calculations account for the shares exchanged in the Merger as if the exchange occurred at the beginning of each of the periods presented. Consequently, the minority interest in the earnings of Filtertek has been eliminated. In addition, pro forma purchase accounting adjustments for increased goodwill amortization, increased depreciation for fair value adjustments to property and equipment, and reductions in compensation expense for new employee/stockholder agreements effective January 1, 1995 have also been made to present pro forma earnings per share. Additionally, the earnings have been adjusted as if the Graphics Group had been taxed at regular corporate income tax rates instead of S Corporation rates. Schawk terminated S Corporation tax status on December 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS
PRO FORMA FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRO FORMA CONSOLIDATED RESULTS - 1994 VERSUS 1993

NET SALES.   Sales were $186.1 million for 1994 versus 1993 sales of $169.0 million. This was a 10.1% increase due to steady internal growth of the Company's existing customer base.

OPERATING INCOME AND MARGIN. Pro forma operating income for 1994 was $26.3 million, a 20.3% increase over 1993 operating income of $21.8 million. The operating margin increased to 14.1% in 1994, from 12.9% in 1993. This margin improvement resulted from operating efficiencies, the closure of excess manufacturing capacity in Germany, and continued improvements through automation of manufacturing processes.

INCOME BEFORE INCOME TAXES. Pro forma income before income taxes for 1994 was $21.0 million compared with $17.6 million for the same period in 1993. This was a 19.1% increase in income before income taxes. Interest expense increased from $4.9 million in 1993 to $5.2 million in 1994 due to rising interest rates. The Company also recorded in the fourth quarter a $1.0 million pre-tax charge to income related to the proposed offering of Schawk, Inc. Class A common stock which was withdrawn from the Securities and Exchange Commission (S.E.C.) in March 1995.

NET INCOME. Pro forma primary and fully diluted earnings per share adjusted for the Merger, purchase accounting, and income taxes (see Note 15 to the Schawk, Inc. audited financial statements) for Schawk, Inc. was $0.64 for 1994, a 30.6% increase over pro forma primary and fully diluted 1993 earnings per share adjusted for the Merger, purchase accounting and income taxes of $0.49. Pro forma net income increased to $12.6 million in 1994 from $9.9 million in 1993. The Company also recorded in the fourth quarter of 1994 a $0.6 million after-tax charge to income related to the proposed offering of Schawk, Inc. Class A common stock which was withdrawn from the S.E.C. in March 1995.

PRO FORMA GRAPHICS GROUP - 1994 VERSUS 1993

NET SALES. Sales increased 8.4% to $103.9 million in 1994, from $95.8 million in 1993. The largest sales increases were seen in the flexographics operations with more food and consumer products moving towards flexible packaging. This increase was due to continued product extensions, increased product entries into the market, and packaging label changes required by Federal Law.

OPERATING INCOME AND MARGIN. Operating income rose 24.6% to $20.4 million for 1994 as compared with $16.4 million for 1993. The 1994 operating margin was 19.6% as compared to the 1993 operating margin of 17.1%. This increase reflects higher gross margins on increased sales with only modest increases in selling, general and administrative expenses. Technology gains and enhanced training for production personnel have improved gross margins because work moves more quickly through the manufacturing sites.

PRO FORMA PLASTICS GROUP - 1994 VERSUS 1993

NET SALES. Sales for the Plastics Group for 1994 increased 12.3% to $82.3 million compared with $73.2 million for 1993. The Plastics Group's sales growth was primarily due to increases at the Tek Packaging Group's Robinson facility, the Filtertek U.S. and French divisions and PMC.

Year over year automotive filter product sales were up 24%, consumer sales were up 10% and industrial sales were up 30%. Healthcare filter product sales declined 9% due in part to a significant drop in orders during the fourth quarter 1994 as healthcare customers reduced inventories.

OPERATING INCOME AND MARGIN. Operating income for 1994 increased 7.9% to $4.1 million in 1994 from $3.8 million in 1993. The 1994 operating margin for this group was 5.0% as compared with the 1993 operating margin of 5.2%. Margins continued to lag in Europe from pricing pressures and the closing of the German manufacturing facility and assimilation of much of its volume into other
operations.   Margins also were impacted by the greater percentage of
automotive product orders which have lower product margins than the healthcare, industrial and consumer segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HISTORICAL FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORICAL CONSOLIDATED RESULTS - 1994 VERSUS 1993

NET SALES. Historical sales for this period were identical to the pro forma sales (see page 21).

OPERATING INCOME AND MARGIN. Operating income increased by 21.6% from $20.0 million in 1993 to $24.3 million in 1994. Operating margin improved from 11.8% in 1993 to 13.0% in 1994. This increase reflects higher gross margins on increased sales with only modest increases in selling, general and administrative expenses. A faster generation of equipment and a well trained work force which can take advantage of such technology advances has improved gross margins because work moves more quickly through the manufacturing sites.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Income before income taxes and minority interest for 1994 was $19.0 million, up 20.6% from $15.8 million in 1993 as a result of the above discussion regarding net sales and operating income and margin.

NET INCOME. Net income for 1994 was $13.5 million, down 7.8% from $14.6 million in 1993. The 1994 income tax provision includes a $3.0 million adjustment to reflect the termination of the S Corporation status of Schawk. Additionally, 1994 reflects a $0.6 million after-tax charge related to the proposed offering of Schawk, Inc. Class A common stock which was withdrawn from the S.E.C. in March 1995.

HISTORICAL CONSOLIDATED RESULTS - 1993 VERSUS 1992

NET SALES. Net sales increased 52.3% to $169.0 million for the year ended 1993 from $111.0 million for year ended 1992. Net sales reflect a full year of Filtertek sales in 1993 compared to only three months of 1992 sales as well as a full year of sales from two Graphics Group acquisitions, Lincoln Graphics and Flexo Graphics. Internal growth of

10.1% was attributable to increased orders from existing Graphics Group customers including the fourth quarter orders as customers began to change their food and beverage labels to comply with the federally mandated NLEA requirements, offset by a sales decline in a non-packaging commercial prepress and printing facility.

OPERATING INCOME AND MARGIN. Operating income increased by 39.3% to $20.0 million in 1993 from $14.3 million in 1992. The operating margin declined from 12.9% in 1992 to 11.8% in 1993 because of the inclusion of a full year of Filtertek operations in 1993 which has lower margins than Schawk. Operating income from the Graphics Group increased 15.5% to $16.4 million in 1993, compared with $14.2 million in 1992, as operating margins in this segment remained the same on increased volume.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Income before income taxes and minority interest increased 22.8% to $15.8 million in 1993 from $12.9 million in 1992. Interest expense increased 110.4% from $2.3 million in 1992 to $4.9 million in 1993 as a result of additional debt incurred for the acquisition of a controlling interest in Filtertek.

NET INCOME. Net income increased by 17.2% to $14.6 million in 1993 compared with 1992 net income of $12.5 million due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Schawk has a $49.0 million Revolving Credit Agreement to provide financing, acquisition funding and working capital flexibility. The agreement was effective in September 1992 and matures on August 31, 1999. Advances under the revolver bear interest at an annual rate equal to either the Eurodollar interest rate plus 0.625% until August 31, 1996, and 0.75% thereafter, or, at the election of the borrower, the lender's prime rate. The blended interest rate for the year ended December 31, 1994 was 5.3%. On December 31, 1994 advances under the revolver were $46 million, down from the December 31, 1993 level of $51.5 million. Amounts borrowed and repaid under the facility may be borrowed again from time to time up to the current maximum of $49.0 million.

Schawk has an interest rate swap (floating to fixed) which sets the rate of interest on the revolving credit facility at 5.81%. See Note 8 to the Schawk, Inc. audited financial statements. The swap amount at December 31, 1994 was $26.0 million and had a positive value of $643,000. If the swap was terminated at December 31, 1994, the bank would owe Schawk, Inc. $643,000. From November 1992 through November 1994 the swap had a negative value. The amount of additional interest from November 1992 through November 1994 was approximately $1.4 million.

In connection with the Merger, Schawk issued notes payable in payment of the $8.8 million S Corporation dividend to the Schawk Family. These notes bear interest at 5% per annum and are payable on demand or, if not repaid earlier, December 31, 1995. The Company has arranged an unsecured short-term credit facility for up to $8.8 million to fund repayment of these notes payable if needed. This facility bears interest at LIBOR plus 0.50% and matures at December 31, 1995.

Filtertek currently has a $30.0 million Revolving Credit Agreement to provide financing, acquisition funding and working capital flexibility. The agreement was effective in December 1993 and matures in December 1998. Advances under this revolver bear interest at an annual rate of LIBOR plus 0.5% or, at the election of Filtertek, the lender's prime rate. At December 31, 1994, Filtertek had outstanding advances of $28.3 million pursuant to the revolver, up from the December 31, 1993 level of $22.0 million. The blended interest rate for the year ended December 31, 1994 was 5.5%.

Filtertek negotiated a $3.5 million foreign currency line of credit to facilitate the funding of European working capital needs. This short-term line is available to provide cash flow to cover the costs related to the closing of the German manufacturing site. At December 31, 1994, Filtertek had borrowed $645,000 on this line of credit.

The Company's working capital at December 31, 1993 was $30.0 million, representing a 14.8% increase over the 1992 year-end level of $26.2 million, and was $25.3 million at December 31, 1994. Management believes that the level of combined working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations, or through short-term or long-term financing. The Company currently pays a regular quarterly dividend on the Class A Common Stock of $0.065 per share, or $0.26 per share annually. The Company also pays a 5% dividend on its preferred stock.

The Company had combined capital expenditures for 1994 of $13.9 million. The Schawk combined capital expenditures during 1993 were $19.1 million, and $11.1 million during 1992. The expenditures were primarily due to acquisitions, building renovations, the purchase of several properties and new equipment.

As a result of the Schawk's acquisition of the majority interest in Filtertek, the acquisitions of Flexo Graphics and Lincoln Graphics, and the combined capital expenditures of the Plastics and the Graphics Groups, combined depreciation and amortization increased from $7.8 million in 1992 to $15.3 million in 1993 and to $14.9 million for the year ended 1994.

Acquisitions of $48.3 million in the Schawk 1992 cash flow statement are related to the Filtertek, Lincoln Graphics and Flexo Graphics acquisitions, and acquisition costs of $13.4 million in 1993 were due to the second stage of the Filtertek transaction and Filtertek's acquisition of PMC. Acquisitions during 1994 were negligible.

Schawk's current revolving credit facility is being renegotiated to increase the Company's borrowing capacity and recognize the improved credit worthiness of the combined entities. The Company anticipates putting a new revolver in place early in the second quarter of 1995. This revolver will supersede the current Schawk revolver, the Filtertek revolver, the foreign currency line of credit and the short-term dividend note. The new revolver is anticipated to have more favorable pricing than combined existing lines of credit. The unused portions of the Company's revolving credit facilities will be available to fund possible future acquisitions and for general corporate purposes.

1995 ACQUISITIONS
To further strengthen its market position, the Company has recently completed or is currently contemplating the acquisition of the following companies:

On November 30, 1994, Schawk, Inc. announced its agreement to acquire the business and certain assets of Noral Color Corporation, a prepress graphic arts business servicing packaging, point-of-sale and the advertising markets. The Company has merged Noral's operations into the Total Reproductions operating division of the Graphics Group which is located in Lincolnwood, Illinois. For the fiscal year ended April 30, 1994, Noral had sales of approximately $5.6 million. The acquisition was completed during the week of January 3, 1995.

In November 1994, the Company entered into an agreement in principle to acquire a small teleproductions company in the Chicago area, which will provide the Company entree into a new multi-media product line. The purchase price, payable in cash or stock, plus additional consideration based on earnings, is not material to the Company. It is also contemplated that the Company will enter into long-term employment agreements with the sellers. The acquisition is subject to the satisfaction of certain conditions, including completion of a due diligence audit and negotiation of a definitive agreement.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Index to Financial Statements Covered by Report of Independent
Auditors.

                                                                Page
                                                                ----
Management's Responsibilities For Financial Reporting            26
Reports of Independent Auditors                                  27

FINANCIAL STATEMENTS

Consolidated Balance Sheets-
         December 31, 1994 and 1993                              30

Consolidated Statements of Income-Years ended
         December 31, 1994, 1993, and 1992                       31

Consolidated Statements of Stockholders' Equity-Years ended
         December 31, 1994, 1993 and 1992                        32

Consolidated Statements of Cash Flows-Years ended
         December 31, 1994, 1993 and 1992                        33

Notes to Consolidated Financial Statements                       34


FINANCIAL STATEMENT SCHEDULES:

SCHEDULE II - Valuation Reserves                                 61

MANAGEMENT'S RESPONSIBILITIES FOR FINANCIAL REPORTING

     The management of Schawk, Inc. is responsible for the preparation and integrity of all financial statements and other information contained in the Schawk, Inc. Annual Report to Stockholders. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management giving due consideration to materiality. The Company maintains internal control systems designed to provide reasonable assurance that the Company's financial records reflect the transactions of the Company and that its assets are protected from loss or unauthorized use.

     The Company's financial statements have been audited by Ernst & Young LLP, independent public accountants, whose report thereon follows. Their report relies on the audit of Arthur Andersen LLP, which audits the Company's Plastic Group. As part of their audit of the Company's financial statements, Ernst & Young LLP and Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has made available to Ernst & Young LLP and Arthur Andersen LLP the Company's financial records and related data.

     The Audit Committee of the Board of Directors is responsible for reviewing and evaluating the overall performance of the Company's financial reporting and accounting practices. The Committee meets periodically and independently with management and the independent accountants to discuss the Company's internal accounting controls, auditing and financial reporting matters. The independent accountants have unrestricted access to the Audit Committee.





_______________________________                  _______________________________
David A. Schawk                                  Marie Meisenbach Graul
President and Chief Executive Officer            Chief Financial Officer
                                                   and Treasurer

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at item 14a. These financial statements and schedules are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Filtertek, Inc. (the Plastics Group of Schawk, Inc.), which statements reflect total assets of $77,723,000 and $72,930,000 as of December 30, 1994 and December 31, 1993, respectively, and total revenues of $82,257,000 and $73,183,000 for the period ended December 30, 1994 and the year ended December 31, 1993, respectively, and $12,368,000 for the period from September 21, 1992 to December 31, 1992. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for the Plastics Group, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Chicago, Illinois                                              ERNST & YOUNG LLP
February 24, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Schawk, Inc.

We have audited the consolidated balance sheets of FILTERTEK, INC. and subsidiaries (a Delaware corporation and subsidiary of Schawk, Inc.; previously a combined entity of Filtertek, Inc. and Filtertek de Puerto Rico, Inc., see
Note 1) as of December 30, 1994 and December 31, 1993, and the related consolidated statements of income, cash flows and stockholders' equity for the period ended December 30, 1994 and for the years ended December 31, 1993 and 1992, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. As discussed in
Note 2, on October 2, 1993, the Company acquired Fuzere Manufacturing Company, Inc., Fuzere Midwest, and Robinson Industries ("Robinson/Fuzere") in a purchase transaction between companies under common control and accounted for as though it was effective September 22, 1992, in a manner similar to pooling-of-interests accounting. We did not audit the statements of income of Robinson/Fuzere for the nine months ended September 30, 1993. Such statements are included in the consolidated financial statements of Filtertek, Inc. and subsidiaries. The net sales and net income of Robinson/Fuzere for the period covered by the report of the other auditors represent 17 percent and 35 percent, respectively, of the total consolidated net sales and net income for the year ended December 31, 1993. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in those financial statements, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Filtertek, Inc. and subsidiaries as of December 30, 1994 and December 31, 1993, and the consolidated results of operations and cash flows for the period ended December 30, 1994 and for the years ended December 31, 1993, and 1992 in conformity with generally accepted accounting principles.

Chicago, Illinois                                            ARTHUR ANDERSEN LLP
February 17, 1995

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Fuzere Manufacturing Company, Inc.
   Robinson Industries, and Fuzere Midwest


We have audited the combined balance sheets of Fuzere Manufacturing Company, Inc., Robinson Industries, and Fuzere Midwest (Companies) as of September 30, 1993 and December 31, 1992, and the related combined statements of income and retained earnings, and cash flows for the nine months ended September 30, 1993, and the year ended December 31, 1992 (not presented separately herein). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits is accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Fuzere Manufacturing Company, Inc., Robinson Industries, and Fuzere Midwest at September 30, 1993 and December 31, 1992, and the combined results of their operations and their cash flows for the nine months ended September 30, 1993, and the year ended December 31, 1992, in conformity with generally accepted accounting principles.

Chicago, Illinois                                              ERNST & YOUNG LLP
November 12, 1993

                                  Schawk, Inc.
                          Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                         DECEMBER 31
                                                                    1994             1993
                                                                    ----             ----
  ASSETS
  Current assets:
    Cash and cash equivalents                                      $ 2,288          $ 3,533
    Trade accounts receivable, less allowance for doubtful
    accounts of $947 in 1994 and $791 in 1993                       31,906           30,760
    Inventories                                                     19,078           17,569
    Prepaid expenses and other                                       3,464            3,277
                                                                  --------         --------
  Total current assets                                              56,736           55,139

  Property and equipment - Net                                      81,450           76,578
  Excess of cost over net assets acquired, less accumulated
  amortization of $4,516 in 1994 and $4,173 in 1993                 48,287           38,193
  Other intangible assets, less accumulated amortization of
   $1,788 in 1994 and $1,110 in 1993                                 1,321            1,828
  Other                                                              5,632            8,455
                                                                  --------         --------
  Total assets                                                    $193,426         $180,193
                                                                  ========         ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                        $  6,719         $  7,758
    Accrued expenses                                                13,908           12,584
    Dividends payable                                                  --             2,235
    Notes payable to stockholders                                    8,780              902
    Current portion of long-term debt and capital lease
    obligations                                                      2,075            1,611
                                                                  --------         --------
  Total current liabilities                                         31,482           25,090

  Long-term debt                                                    75,059           76,918
  Capital lease obligations                                          6,031            6,353
  Minority interest                                                     --           18,797
  Other                                                              1,209            1,615
  Deferred income taxes                                              3,370              301

  Commitments and contingencies

  Stockholders' equity:
    Common stock                                                       164              108
    Preferred stock                                                     --               --
    Additional paid-in capital                                      75,412           16,559
    Retained earnings                                                3,971           38,107
    Cumulative foreign currency translation adjustment                (947)          (1,393)
                                                                  --------         --------
                                                                    78,600           53,381
     Less:  Treasury stock at cost                                   2,325            2,262
                                                                  --------         --------
                                                                    76,275           51,119
                                                                  --------         --------
  Total liabilities and stockholders' equity                      $193,426         $180,193
                                                                  ========         ========

See accompanying notes.

                                  Schawk, Inc.
                       Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)

                                                                             YEAR ENDED DECEMBER 31
                                                                      1994             1993             1992
                                                                      ----             ----             ----
  Net sales                                                          $186,145         $169,038          $110,999
  Cost of sales                                                       119,964          109,549            66,753
  Selling, general, and administrative expenses                        41,908           39,524            29,915
                                                                     --------         --------          --------
  Operating income                                                     24,273           19,965            14,331

  Other income (expense):
    Interest and dividend income                                          997              627               807
    Interest expense                                                   (5,231)          (4,922)           (2,339)
    Other                                                              (1,004)             115                55
                                                                     --------         --------          --------
                                                                       (5,238)          (4,180)           (1,477)
                                                                     --------         --------          --------
  Income before income taxes and minority interest                     19,035           15,785            12,854
  Income taxes:
    Income taxes prior to termination of S Corporation status             849              840               571
    Deferred income tax charge related to termination of S
      Corporation status                                                3,000               --                --
                                                                     --------         --------          --------
  Income before minority interest                                      15,186           14,945            12,283
  Minority interest in net (income) loss of consolidated subsidiary    (1,717)            (329)              183
                                                                     --------         --------          --------
  Net income                                                         $ 13,469         $ 14,616          $ 12,466
                                                                     ========         ========          ========


  Pro forma data (unaudited):
  Pro forma income taxes                                              $ 7,071         $  6,400          $  5,300
  Pro forma net income adjusted only for income taxes                  10,247            9,056             7,737
  Pro forma net income adjusted for merger, purchase accounting and
    income taxes (Note 15)                                             12,585            9,907                --
  Pro forma primary and fully diluted earnings per share adjusted
    for merger, purchase accounting, and income taxes                    0.64             0.49                --
  Pro forma weighted average number of common and common equivalent
    shares outstanding                                                 19,543           20,105                --

See accompanying notes.

                                  Schawk, Inc.
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1992, 1993, and 1994
                             (Thousands of Dollars)
                                  SCHAWK, INC.

                                            OLD
                                            SCHAWK
                                            COMPANIES    CLASS A    CLASS B     SERIES A   SERIES B     ADDITIONAL
                                            COMMON       COMMON     COMMON      PREFERRED  PREFERRED    PAID-IN     RETAINED
                                            STOCK        STOCK      STOCK       STOCK      STOCK        CAPITAL     EARNINGS
                                            ---------    --------   --------    ---------  ---------    ----------  --------
  Balance at December 31, 1991              $   73        $   --       $ --      $   --     $   --       $  8,319     $30,500
  Net income                                    --            --         --          --         --            --       12,466
  Capitalization related to purchase of
   Lincoln Graphics, Inc.                       10            --         --          --         --          5,251          --
  Capitalization related to purchase of
   Flexo Graphics, Inc.                         25            --         --          --         --            975          --
  Capital contribution to Flexo Graphics,       --            --         --          --         --            304          --
   Inc.
  Dividends                                     --            --         --          --         --             --     (10,662)
  Cumulative foreign currency translation
   adjustment                                   --            --         --          --         --             --          --
                                            ------       -------       ----       -----      -----        -------     -------
  Balance at December 31, 1992                 108            --         --          --         --         14,849      32,304
  Net income                                    --            --         --          --         --             --      14,616
  Capital contribution to Fuzere
   Manufacturing Company, Inc.                  --            --         --          --         --          1,550          --
  Capital contribution to Flexo Graphics,       --            --         --          --         --            198          --
   Inc.
  Dividends                                     --            --         --          --         --             --      (8,801)
  Cumulative foreign currency translation
   adjustment                                   --            --         --          --         --             --          --
  Other                                         --            --         --          --         --            (38)        (12)
                                            ------       -------       ----       -----      -----        -------     -------
  Balance at December 31, 1993                 108            --         --          --         --         16,559      38,107
  Net income                                    --            --         --          --         --             --      13,469
  Capital contribution to Flexo Graphics,       --            --         --          --         --            198          --
   Inc.
  Dividends                                     --            --         --          --         --             --     (20,398)
  Cumulative foreign currency translation
   adjustment                                   --            --         --          --         --             --          --
  Issuance of Series A Preferred Stock          --            --         --          --         --         22,000     (22,000)
  Issuance of Series B Preferred Stock          --            --         --          --         --          5,207      (5,207)
  Deemed purchase of minority                   --            --         --          --         --         31,502          --
  Recapitalization for merger                 (108)          155          9          --         --            (54)         --
                                            ------       -------       ----       -----      -----        -------     -------
  Balance at December 31, 1994              $   --          $155       $  9       $  --      $  --        $75,412     $ 3,971
                                            ======       =======       ====       =====      =====        =======     =======

                                                CUMULATIVE
                                                FOREIGN
                                                CURRENCY
                                               TRANSLATION   TREASURY
                                               ADJUSTMENT    STOCK
                                               ----------    --------
  Balance at December 31, 1991                  $   --       $(2,262)
  Net income                                        --            --
  Capitalization related to purchase of
    Lincoln Graphics, Inc.                          --            --
  Capitalization related to purchase of
    Flexo Graphics, Inc.                            --            --
  Capital contribution to Flexo Graphics,           --            --
    Inc.
  Dividends                                         --            --
                                                 -----       -------
  Cumulative foreign currency translation
    adjustment                                    (816)           --
  Balance at December 31, 1992                    (816)       (2,262)
  Net income                                        --            --
  Capital contribution to Fuzere
  Manufacturing Company, Inc.                       --            --
  Capital contribution to Flexo Graphics,           --            --
    Inc.
  Dividends                                         --            --
  Cumulative foreign currency translation
    adjustment                                    (577)           --
  Other                                             --            --
                                                 -----       -------
  Balance at December 31, 1993                  (1,393)       (2,262)
  Net income                                        --            --
  Capital contribution to Flexo Graphics,           --            --
    Inc.
  Dividends                                         --            --
  Cumulative foreign currency translation
    adjustment                                     446            --
  Issuance of Series A Preferred Stock             --             --
  Issuance of Series B Preferred Stock             --             --
  Deemed purchase of minority                      --             --
  Recapitalization for merger                      --            (63)
                                                -----        -------
  Balance at December 31, 1994                  ($947)       ($2,325)
                                                =====        =======

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Cash Flows
                             (Thousands of Dollars)


                                                                              YEAR ENDED DECEMBER 31
                                                                       1994             1993             1992
                                                                       ----             ----             ----
  OPERATING ACTIVITIES
  Net income                                                          $13,469          $14,616          $12,466
  Adjustments to reconcile net income to cash provided
  by operating activities:
  Depreciation and amortization                                        14,866           15,336            7,784
  Deferred income taxes                                                 3,051              (13)              --
  Other                                                                  (147)          (1,291)            (176)
  Changes in operating assets and liabilities, net of
  effects from acquisitions:
  Trade accounts receivable                                            (1,146)          (2,018)            (926)
  Inventories                                                          (1,509)            (715)             739
  Prepaid expenses and other                                             (169)          (1,058)             385
  Trade accounts payable and accrued expenses                             285            1,682              212
                                                                     --------         --------          -------
  Net cash provided by operating activities                            28,700           26,539           20,484

  INVESTING ACTIVITIES
  Purchases of property and equipment                                 (13,882)         (19,066)         (11,060)
  Cash proceeds from disposals of property and equipment                1,423              333               --
  Advances from (to) related parties                                    1,238             (410)            (609)
  Acquisitions, net of cash acquired                                     (618)         (13,414)         (48,298)
  Other                                                                  (401)             347           (1,336)
                                                                     --------         --------          -------
  Net cash used in investing activities                               (12,240)         (32,210)         (61,303)

  FINANCING ACTIVITIES
  Proceeds from debt                                                   22,495           45,253           53,858
  Principal payments on debt                                          (25,035)         (32,434)         (11,492)
  Principal payments on capital lease obligations                        (293)            (192)             (98)
  Cash dividends                                                      (12,878)          (9,165)         (10,395)
  Repurchase of common stock                                               --               --              (78)
  Increase in additional paid-in capital, net                             198            1,748               --
  Capitalization of acquisition corporations                               --               --            6,565
  Capital contribution to Fuzere Manufacturing Company, Inc.               --            1,578               --
  (Purchase) sale of Class A common stock, net                         (1,960)           1,085               --
  Foreign currency rate fluctuation                                      (175)             (99)              --
  Sale of Class B common stock                                             57               --               --
  Other                                                                  (114)              --               --
                                                                     --------         --------          -------
  Net cash (used in) provided by financing activities                 (17,705)           7,774           38,360
                                                                     --------         --------          -------
  Net (decrease) increase in cash and cash equivalents                 (1,245)           2,103           (2,459)
  Cash and cash equivalents beginning of year                           3,533            1,430            3,889
                                                                     --------         --------          -------
  Cash and cash equivalents end of year                              $  2,288         $  3,533          $ 1,430
                                                                     ========         ========          =======

See accompanying notes

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) operates in two business segments, graphics and plastics. The graphics segment provides prepress graphics arts services to customers primarily in the consumer products industries located in the United States. The plastics segment develops and manufactures insert injection molded plastic filtration elements and custom specialty plastic products for the automotive, healthcare and industrial markets. The plastics group also manufacturers thermoform visual and specialty packaging for the general commercial, healthcare, and consumer markets. The Company operates plastics manufacturing facilities in the United States, Puerto Rico, Ireland, and France.

The graphics segment consists of the company known as Schawk, Inc. (Old Schawk) and companies previously affiliated through common ownership, Lincoln Graphics, Inc. and Flexo Graphics, Inc., collectively, the Old Schawk Companies. The plastics segment consists of the previously 60% owned subsidiaries, Filtertek, Inc. and subsidiaries (Filtertek or the Filtertek Companies).

On December 30, 1994, the Old Schawk Companies merged with and into Filtertek (the Merger). Pursuant to the Merger, Filtertek issued an aggregate of 16,245,399 shares of Class A common stock, 22,000 shares of Series A Preferred stock, and 5,207 shares of Series B Preferred stock to the stockholders of the Old Schawk Companies, and the shares of Filtertek's Class A common stock previously held by Old Schawk (which had a controlling interest prior to the Merger) were cancelled. The new Company was renamed Schawk, Inc.

Because Old Schawk owned a controlling interest of Filtertek prior to the Merger, AICPA Accounting Interpretation 26 of Accounting Principles Board Opinion No. 16, requires that the Merger be accounted for as if the Old Schawk Companies acquired all the remaining Class A common stock of Filtertek.

The accompanying consolidated financial statements include the accounts of the Old Schawk Companies and the Filtertek Companies based upon Old Schawk's effective control as of September 21, 1992. All significant intercompany balances and transactions have been eliminated. The Company's consolidated balance sheet at December 31, 1994 reflects the accounting as described in the previous paragraph as of the date of the Merger and includes purchase accounting adjustments for the portion of Filtertek (40%) not owned by Old Schawk prior to the Merger.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain inventories, which approximate 11% in 1994, and 16% in 1993, respectively, of total inventories, are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

INTANGIBLE ASSETS

Intangible assets are comprised primarily of excess of cost over net assets acquired (goodwill) and noncompete agreements. Goodwill acquired is being amortized using the straight-line method over periods ranging from 5 to 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit. Noncompete agreements are being amortized using the straight-line method over the terms of the agreements ranging from 1 to 5 years.

FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated at the rate of exchange existing at year-end, and income amounts are translated at the average of the monthly exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and classified as a separate component of stockholders' equity.

INCOME TAXES

The Old Schawk Companies elected to be taxed as S Corporations under applicable provisions of the Internal Revenue Code (IRC). S Corporation income for federal income tax purposes is treated substantially as if the company were a partnership, and, therefore, is not ordinarily subject to federal income tax. Upon consummation of the Merger, Schawk, Inc. recorded a provision for deferred income taxes of $3,000 to reflect the termination of the S Corporation status of the Old Schawk Companies. For informational purposes, the statements of income include an unaudited pro forma adjustment for income taxes which would have been recorded if these companies had been C Corporations, based on the tax laws in effect during those periods. Filtertek is a C Corporation under applicable provisions of the Internal Revenue Code.

Effective January 1, 1993, Filtertek adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the provisions of this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. The adoption of SFAS No. 109 did not have a material effect on the financial condition or results of operations of Filtertek.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Pro forma primary and fully diluted earnings per share is computed by dividing net income adjusted as described in Note 15 by the pro forma weighted average number of common and common equivalent shares outstanding as a result of the Merger.

RECLASSIFICATIONS

Certain amounts in the 1992 and 1993 financial statements have been reclassified to conform to the 1994 presentation.


NOTE 3.  ACQUISITIONS

The following acquisitions were completed during 1992, 1993 and 1994. All have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements (Note
8) and liabilities as of the date of the acquisitions, and the results of operations have been included in the accompanying consolidated statements of income from the effective date of the acquisitions.

FLEXO GRAPHICS STOCK PURCHASE

During 1992, the stockholders of Old Schawk formed the Flexographics Acquisition Company (Flexo Graphics Acquisition). Effectively July 1, 1992, Flexo Graphics Acquisition acquired all of the outstanding stock of Flexo Graphics for approximately $1,813, of which $1,000 was paid in cash, $500 in a note payable, and $313 in amounts payable. Subsequent to this transaction, Flexo Graphics Acquisition was merged into Flexo Graphics. The following summarizes the purchase price allocation and cash paid:

                            Fair value of assets acquired, net of cash acquired of
                            approximately $188                                        $1,536
                            Cost in excess of net assets acquired                        966
                            Liabilities assumed                                       (1,690)
                                                                                      ------
                            Cash paid, net of cash acquired                           $  812
                                                                                      ======

The cost in excess of net assets acquired is being amortized over 10 years.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 3.  ACQUISITIONS (CONTINUED)

LINCOLN GRAPHICS STOCK PURCHASE

During 1992, the stockholders of Schawk formed Schawk of New Jersey, Inc. (Schawk NJ). Effective May 5, 1992, Schawk NJ acquired all of the outstanding stock of Lincoln Graphics for approximately $5,261 in cash. Subsequent to this transaction, Schawk NJ was merged into Lincoln Graphics. The following summaries the purchase price allocation and cash paid:

                           Fair value of assets acquired, net of cash
                           acquired of
                             approximately $508                                     $12,351
                           Cost in excess of net assets acquired                        890
                           Liabilities assumed                                       (8,488)
                                                                                    -------
                           Cash paid, net of cash acquired                          $ 4,753
                                                                                    =======

The cost in excess of net assets acquired is being amortized over 10 years.

FILTERTEK

On September 21, 1992, Old Schawk acquired 2,884,596 shares of Class A common stock and 254,363 stock options of Filtertek for approximately $43,573 in cash. In addition, on September 21, 1992, an additional 744,939 shares of Class A common stock of Filtertek were placed in an irrevocable trust as part of an agreement by Schawk to purchase these shares. This additional purchase was secured by a letter of credit of $10,770. On January 5, 1993, the shares in the trust were distributed to Schawk for $10,770 in cash. As a result, Schawk had effective control of Filtertek as of September 21, 1992. The allocation of the purchase price was finalized in 1993 upon completion of analyses, valuations, and other studies relating to the acquired assets and assumed liabilities. The fair value of assets acquired includes a step up in basis by Old Schawk's ownership interest (60%) of the excess of fair value of the related assets over their net book values at the date of acquisition. The following summarizes the purchase price allocation and cash paid:

                           Fair value of assets acquired                            $ 31,416
                           Fair value of stock options acquired                        1,065
                           Cost in excess of net assets acquired                      34,505
                           Liabilities assumed                                       (12,643)
                                                                                     -------
                           Cash paid                                                 $54,343
                                                                                     =======

During 1994, Old Schawk acquired approximately 51,000 additional shares of Filtertek for $618. On December 30, 1994, the Old Schawk Companies merged with and into Filtertek. As described in Note 1, the Merger was accounted for as if the Old Schawk Companies had acquired all the remaining Class A common stock of Filtertek. The following summarizes the purchase price allocation in connection with the Merger:

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 3.  ACQUISITIONS (CONTINUED)

                 Fair value of remaining Filtertek Class A Common stock    $31,502
                 Elimination of minority interest                          (18,017)
                                                                           -------
                                                                            13,485
                 Increase of property and equipment to fair value           (4,252)
                                                                           -------
                 Increase to cost in excess of net assets acquired         $ 9,233
                                                                           =======

The cost in excess of net assets acquired is being amortized over 40 years.

All of Class A common stock and stock options acquired by the Old Schawk on September 21, 1992, were cancelled pursuant to the terms of the Merger.

PLASTIC MOLDED CONCEPTS, INC. STOCK PURCHASE

Effective June 2, 1993, Filtertek acquired all of the outstanding stock of Plastic Molded Concepts, Inc. (PMC) for approximately $3,673, of which $2,650 was paid in cash and $1,023 in shares of Class A common stock (105,069 shares). The following summarizes the purchase price allocation and cash paid:

                    Fair value of assets acquired, net of cash acquired of
                    approximately $6                                         $4,417
                    Cost in excess of net assets acquired                     1,093
                    Liabilities assumed                                      (1,843)
                    Class A common stock issued                              (1,023)
                                                                             ------
                    Cash paid, net of cash acquired                          $2,644
                                                                             ======

The cost in excess of net assets acquired is being amortized over 40 years.

NOTE 4.  RELATED PARTY TRANSACTIONS

Other noncurrent assets includes $1,238 in notes receivable at December 31, 1993, from a trust set up for the beneficial interest of certain stockholders and their family members. The notes paid interest at rates ranging from 5% to 9%. Interest of approximately $162 was accrued at December 31, 1993, and is included in prepaid expenses and other current assets. Interest income related to these notes was $50, $88, and $55 for 1994, 1993 and 1992, respectively.

Included in prepaid expenses and other at December 31, 1994 and 1993, was approximately $141 and $355, respectively, of advances to Geneva Waterfront, Inc., which is owned by a stockholder of the Company.

Other noncurrent assets also includes approximately $685 and $629 in notes receivable from employees at December 31, 1994 and 1993, respectively. The notes are non-interest-bearing demand notes collateralized by Class B common stock.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has approximately $8,780 and $902 in notes payable at December 31, 1994, and 1993, respectively, payable to certain stockholders. The notes bear interest at rates ranging from 5% to 6%. Interest expense related to these notes was $100, $108, and $40 for 1994, 1993, and 1992.

NOTE 5.  INVENTORIES

Inventories consist of the following:

                                                                                        DECEMBER 31,
                                                                                 1994             1993
                                                                                 ----             ----
                              Raw materials                                   $   7,633         $  6,556
                              Work in process                                     6,792            7,663
                              Finished goods                                      5,298            3,982
                                                                               --------          -------
                                                                                 19,723           18,201
                              Less:  LIFO reserve                                  (645)            (632)
                                                                               --------          -------
                                                                               $ 19,078          $17,569
                                                                               ========          =======

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                    DECEMBER 31,
                                                                               1994             1993
                                                                               ----             ----
                    Land and improvements                                    $  2,315         $  2,644
                    Buildings and improvements                                 35,390           32,806
                    Machinery and equipment                                    81,782           70,234
                    Leasehold improvements                                      3,167            2,387
                    Building and improvements under capital leases              7,500            7,500
                                                                             --------          -------
                                                                              130,154          115,571
                    Accumulated depreciation and amortization                  48,704           38,993
                                                                             --------         --------
                                                                             $ 81,450         $ 76,578
                                                                             ========         ========

Accumulated depreciation and amortization includes $1,501 and $1,087 for building and improvements under capital leases at December 31, 1994 and 1993, respectively. Depreciation and amortization expense for property and equipment was $12,868, $13,089, and $6,520 in 1994, 1993, and 1992, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                           1994           1993
                                                           ----           ----
         Accrued compensation and payroll taxes           $ 8,805       $ 8,279
         Accrued income taxes                                 557           667
         Other                                              4,546         3,638
                                                          -------       -------
                                                          $13,908       $12,584
                                                          =======       =======

NOTE 8.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                      1994             1993
                                                                      ----             ----
  OLD SCHAWK
  Revolving credit facility                                          $46,000          $51,500
  Obligations under noncompete agreements                                855            1,333
  Other                                                                  799            1,883

  THE FILTERTEK COMPANIES
  Revolving credit facility                                           28,300           22,000
  Deutsche Mark line of credit, due April 1995 (interest at
    Eurodeutsche mark rate plus 0.5%)                                    645              --
  Term loans, denominated in French Francs, due in quarterly installments through May 2004 (interest ranging from 8.725% to
    10.784%)                                                              --            2,076
  Other                                                                  213              347
                                                                    --------         --------
                                                                      76,812           79,139
  Less:  Current portion                                              (1,753)          (2,221)
                                                                    --------         --------
                                                                    $ 75,059         $ 76,918
                                                                    ========         ========

OLD SCHAWK

On September 21, 1992, Old Schawk entered into a revolving credit facility with three participating banks (collectively, Lenders). The facility has a termination date of August 31, 1999. On December 30, 1994, as a result of the Merger, Schawk, Inc. became the new borrower of the Old Schawk revolving credit facility.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 8.  LONG-TERM DEBT (CONTINUED)

The maximum borrowing limit of $49,000, as amended, is reduced on a semiannual basis, in amounts ranging from $3,000 to $4,000 through February 1999 with a maximum borrowing limit of $18,500 for the period from March 1999 through August 1999. Schawk may permanently reduce the facility in multiples of $1,000 at any time.

The revolving credit facility bears interest at the Eurodollar interest rate plus .625% (6.10% at December 31, 1994), as defined, or the Lenders' alternate base rate (6.5% at December 31, 1994), as defined, as determined by the Company. Interest is payable at intervals ranging from 30 days to 90 days. The unused facility carries a 0.25% commitment fee. A letter of credit facility of $3,000 is also provided for under the revolving credit facility.

Borrowings under the revolving credit facility are unsecured but are subject to certain restrictive covenants which include, among other things, (i) restrictions on the incurrence of additional indebtedness, (ii) limitations on capital expenditures, (iii) limitations on new leases, and (iv) restrictions on the payment of dividends or other distributions to stockholders. In addition, the facility requires the Company to maintain certain net worth, interest coverage, and other financial ratio requirements.

In November 1992, Old Schawk entered into an interest rate swap agreement to hedge the impact of changes in interest rates on its revolving credit facility. The agreement converts the interest rate on the revolving credit facility to a fixed rate of 5.81%. The agreement applies to $40,000 of the outstanding principal balance, decreasing by $2,000 each quarter until termination in October 1997. If the swap was terminated at December 31, 1994, it would result in a net receipt by the Company of approximately $643. Net amounts paid or received on interest rate swap agreements that qualify as hedges are recognized over the term of the agreement as an adjustment to interest expense. Realized gains and losses resulting from interest rate swap agreements are recognized in the period the agreement is terminated. Unrealized gains and losses from interest rate swap agreements are deferred until realized.

In connection with the $8,800 notes payable to certain stockholders described in Note 9, Old Schawk arranged an unsecured short-term credit facility for up to $8,800 to fund repayment of these notes payable. The facility bears interest at LIBOR plus .50% and matures at December 31, 1995. No amounts on this facility are outstanding at December 31, 1994.

THE FILTERTEK COMPANIES

The revolving credit facility, executed in 1993, provides for a maximum borrowing limit of $30,000 until December 31, 1998. The commitment is reduced by $2,000 annually as part of the agreement. The unused line of credit carries a 0.25% commitment fee.

The revolving credit facility bears interest at an average banking rate which approximates prime (8.5% at December 31, 1994), or LIBOR plus 0.5% (6.5% at December 31, 1994) as determined by Filtertek.

Borrowings under the above agreement are unsecured. However, the agreement contains restrictive covenants which include, among other things, (i) restrictions on the incurrence of additional indebtedness, (ii) limitations on capital transactions, (iii) limitations on new leases, (iv) limitations on investments, and (v) restrictions on the payment of dividends. In addition, the agreement requires the maintenance of certain tangible net worth, leverage ratios, and other financial ratio requirements.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 8.  LONG-TERM DEBT (CONTINUED)

Filtertek also entered into a working capital foreign currency line of credit agreement for $3,500 through May 31, 1995. The line bears interest at the Eurodollar interest rate plus .5%.

OBLIGATIONS UNDER NONCOMPETE AGREEMENTS

All obligations under noncompete agreements are guaranteed by the Company.

Annual maturities of all long-term debt at December 31, 1994, are as follows:

                                      1995                                                $ 1,753
                                      1996                                                 11,471
                                      1997                                                  9,625
                                      1998                                                 31,471
                                      1999                                                 22,268
                                      Thereafter                                              224
                                                                                          -------
                                                                                          $76,812
                                                                                          =======

As substantially all of the debt of the Company bears interest at floating rates, the carrying value of the Company's debt approximates fair value.

Interest paid on long-term debt during the years ended December 31, 1994, 1993, and 1992, was approximately $5,375, $5,803, and $2,028, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 9.  STOCKHOLDERS' EQUITY

Stockholders' equity consists of the following:

                                                                                      DECEMBER 31,
                                                                                 1994             1993
                                                                                ------           ------
  Common stock:
  Schawk, Inc. -
  Class A voting, $0.008 par value, 40,000,000 shares authorized;
  19,601,863 shares issued; 19,388,852 shares outstanding
                                                                               $  155            $    --

  Class B nonvoting, $0.05 par value, 200,000 shares authorized;
  172,281 shares issued; 138,432 shares outstanding                                  9                --

  Old Schawk Companies -
  Old Schawk, $0.10 par value; 900,000 shares authorized; 733,767
   shares issued; 461,196 shares outstanding                                        --                73

  Lincoln Graphics, $0.50 par value; 100,000 shares authorized;
   20,139.60 shares issued and outstanding                                          --                10
  Flexo Graphics, $1.00 par value; 25,000 shares authorized,
  issued, and outstanding                                                           --                25
                                                                               -------           -------
                                                                               $   164           $   108
                                                                               =======           =======
  Preferred stock, 1,000,000 shares authorized:
  Schawk, Inc. -
   Series A, $0.01 par value, 22,000 shares issued and outstanding             $    --           $    --

  Series B, $0.01 par value, 5,207 shares issued and outstanding
                                                                                    --                --
                                                                               -------           -------
                                                                               $    --           $    --
                                                                               =======           =======
  Additional paid-in capital:
   Schawk, Inc.                                                                $75,412           $    --
   Old Schawk                                                                       --             9,831
   Lincoln Graphics                                                                 --             5,251
   Flexo Graphics                                                                   --             1,477
                                                                               -------           -------
                                                                               $75,412           $16,559
                                                                               =======           =======

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

                                                                              DECEMBER 31,
                                                                         1994             1993
                                                                        ------           ------
  Retained earnings:
   Schawk, Inc.                                                         $3,971            $    --
   Old Schawk                                                               --             37,207
   Lincoln Graphics                                                         --                349
   Flexo Graphics                                                           --                551
                                                                        ------            -------
                                                                        $3,971            $38,107
                                                                        ======            =======
  Treasury stock:
   Schawk, Inc., 213,011 shares Class A and
    33,849 shares Class B, at cost                                      $2,325            $    --
    Old Schawk, 272,571 shares, at cost                                     --              2,262
                                                                        ------            -------
                                                                        $2,325            $ 2,262
                                                                        ======            =======


In December 1994, prior to the Merger, the Old Schawk Companies paid a dividend of previously taxed and undistributed S Corporation earnings of the Old Schawk Companies to the existing stockholders in the form of notes payable in the aggregate amount of $8,800 plus an aggregate of 27,207 shares of preferred stock.

On December 30, 1994, the Company issued 22,000 shares of Series A preferred stock and 5,207 shares of Series B preferred stock. The liquidation value of each share is equal to $1,000 per share plus all accumulated and unpaid dividends. The Series A preferred shares are mandatorily redeemable by the Company on December 31, 2004, or, at the option of the Board, on any December 31, beginning on December 31, 1995, and ending on December 31, 2003, by issuing to the holder the number of shares of Class A common stock equal to the sum of $1,000 plus an amount equal to all accumulated and unpaid dividends per share divided by $13.80, or cash in the amount of the fair market value, as defined, of the number of shares of Class A common stock. The Series B preferred shares are mandatorily redeemable by the Company on December 31,1999 under the same redemption formula as Series A. Dividends shall accrue on each share of preferred stock at the rate of 5.0% per year and are payable quarterly.
Holders of preferred shares are entitled to limited voting rights.

Upon the liquidation, dissolution or winding up of the Company, the holders of Class A common and Class B common stock are entitled to receive ratably the net assets of the Company available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock, until the holders of Class B common stock have received distributions (maximum amount of $10,000) equal to the par value of their shares. Thereafter, all distributions shall be made for the benefit of the holders of Class A common stock.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)

NOTE 10.  INCOME TAXES

The provision (credit) for income taxes is comprised of the following:

                                                                               YEAR ENDED DECEMBER 31
                                                                      1994             1993            1992
                                                                     ------           ------          ------
                         Current:
                            U.S./Puerto Rico                          $   76          $ 212             $ 17
                            State                                        722            635              457
                            Foreign                                       --              6              (21)
                                                                      ------          -----             ----
                                                                         798            853              453
                         Deferred:
                            U.S./Puerto Rico                           2,404             87               31
                            State                                        390             --               --
                            Foreign                                      257           (100)              87
                                                                      ------          -----             ----
                                                                       3,051            (13)             118
                                                                      ------          -----             ----
                         Total                                        $3,849          $ 840             $571
                                                                      ======          =====             ====


On December 30, 1994, the effective date of the Merger, Schawk, Inc. recorded a $3,000 deferred income tax charge related to the termination of the S Corporation status of the Old Schawk Companies.

Components of deferred income tax assets and liabilities (tax effected) are as follows:

                                                                                                DECEMBER 31,
                                                                                           1994             1993
                                                                                          ------           ------
                     Current deferred income taxes:
                       Inventory                                                          $   246         $   112
                       Accruals and reserves not currently deductible                       1,493             193
                       Offering costs                                                         400              --
                       Other                                                                  334              88
                       Valuation allowance                                                 (2,369)           (307)
                                                                                          -------         -------
                     Net current asset                                                    $   104         $    86
                                                                                          =======         =======

                     Long-term deferred income taxes:
                       Depreciation                                                        (3,396)         (1,244)
                       Property and equipment acquisition
                        basis differences                                                  (2,432)             --
                       Net operating losses and other credit carryforwards                  6,792           7,808
                       Other                                                                 (507)             44
                       Valuation allowance                                                 (3,827)         (6,909)
                                                                                          -------         -------
                     Net long-term liability                                              $(3,370)        $  (301)
                                                                                          =======         =======

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)

NOTE 10.  INCOME TAXES (CONTINUED)

The European (primarily German and France) and U.S. losses cannot be further benefited due to the inability to carryback the losses against taxable income from previous years or to further benefit the losses against any remaining deferred tax liabilities in the future. As a result, a valuation allowance under SFAS No. 109 has been established against net operating losses.

A reconciliation between the provision for income taxes computed by applying the Federal statutory tax rate to income before income taxes and minority interest and the actual provision is as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            1994             1993             1992
                                                                           ------           ------           ------

                 Income taxes at statutory rate                             34.0%             34.0%           34.0%
                 Income exempt from income tax                             (32.9)           (121.5)          (40.5)
                 State income taxes                                          3.8               4.0             3.3
                 Europe operating losses not benefited                        --              98.0             8.9
                 S Corporation earnings of acquired entities                  --             (10.7)           (2.4)
                 Deferred tax related to S Corporation termination          15.8                --              --
                 Other                                                      (0.5)              1.5             1.1
                                                                            ----              ----            ----
                                                                            20.2%              5.3%            4.4%
                                                                            ====              ====            ====

The Company's Puerto Rican operation is exempt from the payment of Puerto Rico income taxes on 90% of its income from the manufacture and sale of all products in Puerto Rico until January 2010. This exemption was received from the government of Puerto Rico in January 1974 and amended in June 1981, June 1983, and December 1990, under the Puerto Rico Industrial Incentive Acts of 1963 and 1987. In addition, 90% of the dividends paid to residents of Puerto Rico are exempt from tax under grant.

The Company's operation in the Republic of Ireland is subject to a 10% income tax.

The approximate effects of these tax holidays described above was to increase net income by $1,334, $1,420 and $1,397 in 1994, 1993, and 1992 respectively, and to increase pro forma earnings per share by $0.07 and $0.07 in 1994 and 1993, respectively.

The Company qualifies under Section 936 of the Internal Revenue Code to receive a credit equal to its United States tax on income from sources in Puerto Rico. As a result, no United States income tax has been provided on the exempt income.

Tax loss carryforwards at December 31, 1994, are approximately $7,990, $1,232, and $7,972, in the United States, France, and Germany, respectively. These loss carryforwards can be recognized through future taxable income in the United States through the years 2003 through 2007, and in France and Germany for an indefinite period of years. Of the U.S. tax loss carryforward, approximately $2,100 will be recognized in stockholders' equity when realized and the remaining amounts will be recognized in the statements of income.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 10.  INCOME TAXES (CONTINUED)

The undistributed earnings of foreign subsidiaries were approximately $4,780 at December 31, 1994. No income taxes are provided on the distribution of such earnings because they are considered permanently invested. The foreign component of income (losses) before income taxes and minority interest was ($745,000), ($4,036,000) and ($790,000) for the years 1994, 1993, and 1992, respectively.

Income taxes paid during the years ended December 31, 1994, 1993, and 1992, were approximately $959, $654, and $372, respectively.


NOTE 11.  LEASES AND COMMITMENTS

The Company leases land and a building from an unrelated party.  This lease
requires monthly installments of approximately $48 through January 2010.   A
related party has an option to purchase the land and building in January 2000.

The Company also leases land and a building from a related party, with monthly installments of approximately $32 through June 2002. The agreement contains an option to purchase the land and building at the end of the lease for 90% of fair market value at the end of the lease. The Company is required to pay utilities, real estate taxes, and insurance on the property on both leases. These leases are recorded as capital leases.

The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases, was approximately $808, $1,099, and $942 for the years ended December 31, 1994, 1993, and 1992, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 1994:

                                                                                   CAPITAL       OPERATING
                                                                                   LEASES          LEASES
                                                                                  --------         ------
                              1995                                                $    959         $  668
                              1996                                                     959            551
                              1997                                                     959            404
                              1998                                                     959            285
                              1999                                                     959            227
                              Thereafter                                             6,779            737
                                                                                  --------         ------
                                                                                    11,574         $2,872
                              Less:  Amounts representing interest                   5,221         ======
                                                                                  --------
                                                                                     6,353
                              Less:  Current portion                                   322
                                                                                  --------
                                                                                  $  6,031
                                                                                  ========


                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 11.  LEASES AND COMMITMENTS (CONTINUED)

The Company's production facility in Ireland is being financed in part by Grants from the Industrial Development Authority of Ireland (IDA). The Grants provide 25% of the actual amount of funds expended on the acquisition and equipping of the production facility up to a maximum of approximately
1.4 million Irish punts (approximately $2,158 at December 31, 1994). Grants received to date totaled approximately 1.2 million Irish punts ($1,837 at December 31, 1994), are reported as a reduction of the related assets, and are being amortized over the life of the asset. A contingent liability for repayment of the Grants received exists if the Ireland operations were liquidated. The Grants are forgiven ratably over a ten-year period. The unamortized Grant liability totaled approximately .4 million Irish punts ($541 at December 31, 1994). In 2001, all obligations for repayment of the Grants terminate. There is no intention of liquidating the Ireland operation.


NOTE 12.  EMPLOYEE BENEFIT PLANS

DEFINED-CONTRIBUTION PLANS

The Company has the following defined-contribution plans for the benefit of its employees. The Schawk, Inc. Employee Retirement Plan, a 401(k) plan, covers all nonunion employees of the Illinois, New York, California, Michigan, and Minneapolis operations, plus a related company, Geneva Waterfront, Inc. The Weston Engraving, Inc. Profit Sharing Plan, is a frozen plan that previously covered employees of the Weston Engraving division that are currently covered in the Schawk, Inc. Employee Savings Plan. Effective January 1, 1995 the Weston Engraving, Inc. Profit Sharing Plan was merged into the Schawk, Inc. Employee Retirement Plan. The Schawkgraphics, Inc. Profit Sharing Plan covers the union employees of the Schawk Graphics division. The Lincoln Graphics, Inc. Flexible Compensation Plan, a 401(k) plan, covers all nonunion employees of Lincoln Graphics. Effective January 1, 1994, the Lincoln Graphics, Inc. Flexible Compensation Plan was merged into the Schawk, Inc. Employee
Retirement Plan. The Filtertek, Inc. Retirement Savings Plan, a 401(k) plan, covers employees of the Illinois and Puerto Rico operations. The plans provide a 100% match of employee contributions up to 5% of wages (as defined).

Contributions to the plans were as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        1994             1993             1992
                                                                       -----            -----            -----

                     Schawk, Inc. Employee Retirement Plan              $1,093            $  930            $ 843
                     Schawkgraphics, Inc. Profit Sharing Plan               40                40               40
                     Lincoln Graphics, Inc. Flexible Compensation Plan      --                90                7
                     Filtertek, Inc. Retirement Savings Plan               383               321               --
                                                                        ------            ------            -----
                                                                        $1,516            $1,381            $ 890
                                                                        ======            ======            =====

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 12.  EMPLOYEE BENEFIT PLANS (CONTINUED)

MULTI-EMPLOYER PENSION PLANS

The Company is required to contribute to certain defined-contribution union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $558, $587, and $519 in 1994, 1993, and 1992.


NOTE 13.  STOCK/EQUITY OPTION PLANS

In 1988, the Company adopted an Equity Option Plan which, as amended, provides for the issuance of up to 2,252,250 shares of common stock to key employees.

In 1991, the Company adopted an Outside Directors' Formula Stock Option Plan as amended in 1994, and authorized grants thereunder to nonemployee directors of options of shares of common stock.

In addition, in 1984 and 1987, options totaling 236,226 shares were made available and granted to former employees.

The Employees Stock Bonus Plan and Trust, a retirement program, had previously been granted options representing 260,481 shares. During 1992, this plan was terminated.

Options granted under all of these plans are at market price at date of grant and are exercisable for a period of ten years from the date of grant.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 13.  STOCK/EQUITY OPTION PLANS (CONTINUED)

A summary of options outstanding at each of the three years ended December 31, 1994, 1993, and 1992, and other data for the three years then ended under all option plans, including options granted to the Employees Stock Bonus Plan and Trust is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                    1994                  1993                  1992
                                                   ------                ------                ------

 Outstanding January 1, . . . . . .                846,033              1,153,288             1,605,388

 Granted  . . . . . . . . . . . . .                364,984                 35,000                90,000

 Exercised. . . . . . . . . . . . .                (21,966)              (334,182)             (538,846)

 Cancelled. . . . . . . . . . . . .               (258,363)                (8,073)               (3,254)
                                                   -------                -------             ---------
 Outstanding December 31, . . . . .                930,688                846,033             1,153,288
                                                   =======                =======             =========
 Average price of options
     exercised  . . . . . . . . . .                  $6.00                  $6.00                 $6.00

 Average price of options
 outstanding . . . . . . . . . . .                   $9.37                  $8.17                 $7.55

 Available for grant
     December 31, . . . . . . . . .                919,681                 58,481                68,481
                                                   =======                 ======                ======

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)

 NOTE 14.  SEGMENT DATA

 The Company operates in two industry segments, graphics and plastics as described in Note 1. Net sales, operating income, capital expenditures, depreciation and amortization, and identifiable assets, by segment are summarized as follows:

                                                      Graphics        Plastics          General
                                                       Group            Group          Corporate
                                                     ----------      -----------      -----------
 1994
 ----
 Net sales                                            $103,889        $82,256           $    --

 Operating income                                       20,380          4,087              (194)

 Capital expenditures                                    4,551          8,750               581

 Depreciation and amortization                           7,192          7,674                --

 Identifiable assets                                    43,781        130,588            19,057

 1993
 ----
 Net sales                                            $ 95,809        $73,229           $    --

 Operating income                                       16,356          3,789              (180)

 Capital expenditures                                    6,138          9,100             3,828

 Depreciation and amortization                           8,906          6,430                --

 Identifiable assets                                    46,332        111,940            21,921

 1992
 ----
 Net sales                                            $ 82,860        $28,139         $      --

 Operating income                                       14,165            266              (100)

 Capital expenditures                                    3,898          5,623             1,539

 Depreciation and amortization                           5,928          1,856                --

 Identifiable assets                                    46,227         92,558            16,971

 General corporate identifiable assets consist primarily of cash, property and equipment, and miscellaneous other assets.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


 NOTE 15.  EARNINGS PER SHARE

 Historical earnings per share is computed by dividing net income adjusted only for pro forma income taxes by the historical weighted average number of common shares outstanding of the Old Schawk Companies.

 The historical earnings per share adjusted only for pro forma income taxes is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       1994                1993               1992
                                                       ----                ----               ----
 Net income                                         $13,469             $14,616            $12,466

 Pro forma income taxes                               7,071               6,400              5,300

 Pro forma net income adjusted only for
   income taxes                                      10,247               9,056              7,737

 Primary and fully diluted common shares
   outstanding                                      507,328             507,328            488,115

 Primary and fully diluted earnings per
   share adjusted only for income taxes              $20.20              $17.85             $15.85


 Because of the merger with Filtertek on December 30, 1994, the Company does not consider the historical earnings per share calculation shown above to be meaningful information. Pro forma earnings per share information shown on the statements of income is presented to compare net income and earnings per share as if the Merger had occurred at the beginning of each of the periods presented. The following pro forma adjustments have been made to each of the periods. Increased depreciation and amortization was recorded to reflect the increased basis in property and equipment and goodwill amortization resulting from the merger. Compensation expense was reduced to reflect the terms of employee/stockholder agreements in effect at January 1, 1995. Income tax expense was adjusted to reflect taxation at regular income tax rates instead of S Corporation rates. Preferred stock dividends were recorded to reflect the issuance of preferred stock in connection with the Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Effective December 30, 1994, the corporation previously known as Schawk, Inc. ("Old Schawk") and certain affiliated corporations (collectively with Old Schawk, the "Old Schawk Companies") were merged into the Registrant (formerly known as "Filtertek, Inc.") in a transaction accounted for as a purchase. The surviving corporation in the merger was Filtertek, Inc. which then changed its name to Schawk, Inc.; however, under applicable accounting rules the historical financial statements of the Old Schawk Companies, rather than the Filtertek, Inc. statements, will be treated as the financial statements of the Registrant. The Registrant's operations consist of two segments, its graphics business (the "Graphics Group") and its plastics business (the "Plastics Group"). The Plastics Group is comprised primarily of what was the business of Filtertek, Inc. prior to the merger and the Graphics Group is comprised primarily of what was the business of the Old Schawk Companies.

  The Registrant's principal accountant from 1983 through January 16, 1995 has been Arthur Andersen LLP. The Old Schawk Companies' principal accountant from January 1, 1992 through December 30, 1994 has been Ernst & Young LLP.

  On January 16, 1995, the Board of Directors decided to continue to retain Arthur Andersen LLP to audit the Plastics Group and Ernst & Young LLP to audit the Graphics Group for the fiscal year ended December 31, 1994. However, as a result of the merger, Ernst & Young LLP has become the Registrant's principal accountants because, as stated above, under accounting rules the financial statements of the Old Schawk Companies will be treated as the financial statements of the Registrant. Consequently, Ernst & Young LLP will deliver an audit opinion on behalf of the Registrant for the fiscal year ended December 31, 1994. Arthur Andersen LLP will deliver an audit opinion with respect to the Plastics Group for the year ended December 31, 1994, and Ernst & Young LLP will refer to such opinion in delivering its audit opinion on behalf of the Registrant.

  The Registrant and Arthur Andersen LLP have not disagreed on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure in connection with the audits for the Registrant's two most recent audited fiscal years or during the period of January 1, 1994 to January 16, 1995. The Board of Directors' determination not to retain Arthur Andersen LLP was not based on the expectation that any such disagreement would arise in connection with the audit of its financial statements for the year ended December 31, 1994, but rather by virtue of the merger.

  Other than as described above, Filtertek, Inc. had not engaged or otherwise consulted with Ernst & Young LLP regarding any matter relating to Filtertek, Inc.'s financial statements, and no written report or oral advise was provided to Filtertek, Inc. by Ernst & Young LLP regarding any decision of Filtertek, Inc. as to any accounting, audit or financial reporting issue.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Directors and persons nominated to become Directors, and information regarding Executive Officers of the Registrant is included in the Joint Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 17, 1995 and is to be filed with the Securities and Exchange Commission on or before March 31, 1995 ("the Proxy Statement"), and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to this item is included in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item is included in the Proxy Statement under the heading of "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN TRANSACTIONS

    Information with respect to this item is included in the Proxy Statement under the heading of "Certain Transactions" and is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following financial statements are included in Item 8:

    1.   All financial statements

    Reports of Independent Auditors

    FINANCIAL STATEMENTS:

    Consolidated Balance Sheets-Years Ended
      December 31, 1994 and 1993
    Consolidated Statements of Income-Years ended
      December 31, 1994, 1993 and 1992
    Consolidated Statements of Cash Flows-Years ended
      December 31, 1994, 1993 and 1992
    Consolidated Statements of Stockholders' Equity-Years ended
      December 31, 1994, 1993 and 1992

    Notes to Consolidated Financial Statements

    2. The following financial schedules for the years 1994, 1993 and 1992 are submitted herewith:

    SCHEDULE II  - Valuation Reserves
    FINANCIAL DATA SCHEDULE

    All other schedules are omitted because they are not applicable or not required.

(b) Reports on Form 8-K


    The following Reports on Form 8-K were filed by Filtertek, Inc., the former Registrant during 1994 and are incorporated herein by reference:

    Form 8-K dated May 31, 1994

    Form 8-K dated October 14, 1994, as amended by Form 8-K/A (No. 1) dated
        October 14, 1994 and filed November 4, 1994

    Form 8-K dated November 23, 1994 and filed December 8, 1994

    The following Reports on Form 8-K were filed during the first quarter 1995 and are incorporated herein by reference:

    Form 8-K dated December 30, 1994 and filed January 6, 1995

    Form 8-K dated January 16, 1995 and filed February 6, 1995

(c) Exhibits

                                                                                                              INCORPORATED
                                                                                                              ------------
                       2.1            Amended and Restated Agreement and Plan of Reorganization          Registration Statement
                                      dated November 23, 1994, by and among Filtertek, Inc.,                  No. 33-85152
                                      Schawk, Inc., Flexo Graphics, Inc., Lincoln Graphics, Inc.
                                      and Filtertek USA, Inc., as amended.

                       2.2            Amended and Restated Plan of Merger dated November 23,             Registration Statement
                                      1994, by and among Filtertek, Inc., Schawk, Inc., Flexo                 No. 33-85152
                                      Graphics, Inc., Lincoln Graphics, Inc. and Filtertek USA,
                                      Inc., as amended.

                       3.1            Certificate of Incorporation of Schawk, Inc., as amended.          Registration Statement
                                                                                                              No. 33-85152

                       3.3            By-Laws of Filtertek, Inc. as amended.                             Registration Statement
                                                                                                              No. 2-83456

                       4.1            Specimen Class A Common Stock Certificate.                         Registration Statement
                                                                                                              No. 33-85152

                       4.2            Certificate of Registration of Series A Preferred Stock.           Registration Statement
                                                                                                              No. 33-85152

                       4.3            Certificate of Registration of Series B Preferred Stock.           Registration Statement
                                                                                                              No. 33-85152

                       10.1(a)        Filtertek/Filtertek P.R. Service Agreement.                        Registration Statement
                                                                                                              No. 2-83456

                       10.1(b)        Amendment to Service Agreement.                                          1986 10-K

                       10.2(a)        Filtertek/Filtertek P.R. Distribution Agreement.                   Registration Statement
                                                                                                              No. 2-83456

                       10.2(b)        Amendment to Distribution Agreement.                                     1986 10-K

                       10.3           IDA Grant and Tax Exemption Letter.                                Registration Statement
                                                                                                              No. 2-83456

                       10.7           Filtertek P.R. Restricted Stock Ownership Plan for Key             Registration Statement
                                      Employees.                                                              No. 2-83456

                       10.12          Filtertek, Inc. 1988 Equity Option Plan.                                 1988 10-K

                       10.13(a)       First Amendment to Filtertek, Inc. 1988 Equity Option Plan.              1992 10-K

                       10.13(b)       Second Amendment to Filtertek, Inc. 1988 Equity Option             Registration Statement
                                      Plan.                                                                   No. 33-85152

                       10.14          Acquisition Agreement of Robinson Industries and Fuzere                  1993 10-K
                                      Midwest Divisions of Schawk, Inc. and Fuzere Manufacturing
                                      Co., Inc.

                       10.15          Management Agreement Re: Administrative Services.                        1993 10-K

                       10.16          Retirement Savings Plan First Amendment and Restatement                  1993 10-K
                                      Effective January 1, 1993.

                       10.17          German Severance Agreement dated March 9, 1993.                          1993 10-K

                       10.18          Credit Agreement dated December 22, 1993 by and among              Registration Statement
                                      Filtertek, Inc., Filtertek de Puerto Rico, Inc. and the                 No. 33-85152
                                      lenders named therein and the Northern Trust Company, as
                                      Agent.

                       10.18(a)       Consent, Waiver and Amendment dated as of December 28, 1994        Registration Statement
                                      by and among Filtertek, Inc., Filtertek USA, Inc. and the               No. 33-85152
                                      lenders named therein and the Northern Trust Company, as
                                      agent.

                       10.19          $3,500,000 Credit Facility dated June 2, 1994 between              Registration Statement
                                      Filtertek, B.V. and The First National Bank of Chicago.                 No. 33-85152

                       10.20          Credit Agreement dated September 21, 1992 by and between           Registration Statement
                                      Schawk, Inc. and First National Bank of Chicago, as amended             No. 33-85152
                                      through May 5, 1994.

                       10.21          Interest Rate and Currency Exchange Agreement dated                Registration Statement
                                      April 1, 1992, by and between Schawk, Inc. and First                    No. 33-85152
                                      National Bank of Chicago.

                       10.22          Lease Agreement dated as of July 1, 1987, and between              Registration Statement
                                      Process Color Plate, a division of Schawk, Inc. and The                 No. 33-85152
                                      Clarence W. Schawk 1979 Children's Trust.

                       10.23          Lease Agreement dated as of June 1, 1989, by and between           Registration Statement
                                      Schawk Graphics, Inc. a division of Schawk, Inc. and                    No. 33-85152
                                      C.W. Properties.

                       10.24          Employment Agreement between Ronald J. Kay and Filtertek,                1993 10-K
                                      Inc.

                       10.25          Employment Agreement between Denis C. Singery and                        1993 10-K
                                      Filtertek, Inc.

                       10.26          Filtertek, Inc. 1991 Outside Directors' Formula Stock              Registration Statement
                                      Option Plan, as amended.                                                No. 33-85152

                       10.27          Form of Clarence W. Schawk Amended and Restated Employment         Registration Statement
                                      Agreement between Clarence W. Schawk and Schawk, Inc.                   No. 33-85152

                       10.28          Form of David A. Schawk Amended and Restated Employment            Registration Statement
                                      Agreement between David A. Schawk and Schawk, Inc.                      No. 33-85152

                       10.29          Manufacturing and Sales Agreement between Filtertek, Inc.          Registration Statement
                                      and SciTech Dental, Inc., dated as of May 25, 1994.                     No. 33-85152

                       10.30          Strategic Alliance and Distribution Agreement between              Registration Statement
                                      Filtertek, Inc. and Allomatic Products Company, dated                   No. 33-85152
                                      November 15, 1993.

                       10.31          Form of Registration Rights Agreement dated December 30,           Registration Statement
                                      1994, by and among Schawk, Inc. and certain investors.                  No. 33-85152

                       10.32          Money Market Demand Note dated December 22, 1994 from              Registration Statement
                                      Schawk, Inc. borrower, to The Northern Trust Company,                   No. 33-85152
                                      lender.

                       10.33          Description of bonus arrangements with Messrs. Kay,                Registration Statement
                                      Singery, Larkin and Soltwedel.                                          No. 33-85152

                       10.34          Notes payable to certain stockholders in connection with S         Registration Statement
                                      Corporation Dividend.                                                   No. 33-85152

                       10.35          Letter of agreement dated September 21, 1992 by and between        Registration Statement
                                      Schawk, Inc. and Judith W. McCue.                                       No. 33-85152

                       10.36          Acquisition Agreement by and among Noral Color Acquisition,        Registration Statement
                                      the Stockholders of Noral Color Corporation and Schawk,                 No. 33-85152
                                      Inc., dated as of November 14, 1994.

                       11             Statement Re-Computation of Per Share Earnings.

                       16             Letter Re-Change in Certifying Accountant.

                       21             List of Subsidiaries.                                              Registration Statement
                                                                                                              No. 33-85152

                       23A            Consent of Expert

                       23B            Consent of Expert

                       27             Financial Data Schedules

                       99.1(a)        Puerto Rico Tax Grant                                              Registration Statement
                                                                                                              No. 2-83456

                       99.1(b)        Amended Puerto Rico Tax Grant                                      Registration Statement
                                                                                                              No. 2-83456

                       99.1(c)        Puerto Rico Tax Grant, December 10, 1990                                 1990 10-K