Form 10-Q
period 1995-03-31
SCHAWK INC
filed 1995-05-09
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 1995 Commission File Number 1-9335

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

                                     60018
                                   (Zip Code)

                                  708-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

          Title of Each Class         Name of Exchange on  Which Registered
       --------------------------   -----------------------------------------
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

                      Yes      X           No

The number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1995, are:
19,179,005 shares, Common Stock, $.008 par value
139,737 shares, Class B Common Stock, $.05 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 11.

                                     PART I
                                  Schawk, Inc.
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                     MARCH 31,    DECEMBER 31,
                                                                       1995          1994
                                                                     --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                          $    773      $  2,288
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,028 in 1995 and $947 in 1994               33,650        31,906
  Inventories                                                          21,486        19,078
  Prepaid expenses and other                                            2,154         3,464
                                                                     --------      --------
Total current assets                                                   58,063        56,736

Property and equipment - Net                                           81,025        81,450
Excess of cost over net assets acquired, less accumulated
  amortization of $4,897 in 1995 and $4,516 in 1994                    49,802        48,287
Other intangible assets, less accumulated amortization of
  $1,958 in 1995 and $1,788 in 1994                                     1,638         1,321
Other                                                                   5,999         5,632
                                                                     --------      --------
Total assets                                                         $196,527      $193,426
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                             $  9,120      $  6,719
  Accrued expenses                                                     11,829        13,908
  Notes payable to stockholders                                         8,043         8,780
  Current portion of long-term debt and capital lease obligations       8,776         2,075
                                                                     --------      --------
Total current liabilities                                              37,768        31,482

Long-term debt                                                         71,221        75,059
Capital lease obligations                                               5,954         6,031
Deferred income taxes                                                   3,084         3,370
Other                                                                   1,546         1,209

Stockholders' equity:
  Common stock                                                            164           164
  Preferred stock                                                          --            --
  Additional paid-in capital                                           75,412        75,412
  Retained earnings                                                     3,939         3,971
  Cumulative foreign currency translation adjustment                     (236)         (947)
                                                                     --------      --------
                                                                       79,279        78,600
Less:  Treasury stock at cost                                           2,325         2,325
                                                                     --------      --------
                                                                       76,954        76,275
                                                                     --------      --------
Total liabilities and stockholders' equity                           $196,527      $193,426
                                                                     ========      ========

See accompanying notes.

                                  Schawk, Inc.
                  Condensed Consolidated Statements of Income
                   Three Months Ended March 31, 1995 And 1994
                                  (Unaudited)
                 (Thousands of dollars, except per share data)



                                                            1995             1994
                                                            ----             ----
 Net Sales                                               $  45,420        $  46,430
 Cost of Sales                                              31,159           28,667
 Selling, general and administrative expenses               10,516           10,426
                                                         ---------        ---------
 Operating Income                                            3,745            7,337
 Interest income                                              (144)             (65)
 Interest expense                                            1,558            1,395
 Other income                                                 (106)            (152)
                                                         ---------        ---------
                                                             1,308            1,178
                                                         ---------        ---------
 Income before income taxes and minority interest            2,437            6,159
 Income tax provision                                          826              394
                                                         ---------        ---------
 Income before minority interest                             1,611            5,765
 Minority interest in net income of consolidated
   subsidiary                                                   --              404
                                                         ---------        ---------
 Net income                                                  1,611            5,361
                                                         ---------        ---------
 Preferred dividends                                           340               --
                                                         ---------        ---------

 Net income available for Class A common shares          $   1,271        $   5,361
                                                         =========        =========

 Primary and fully diluted income per Class A
   common share                                          $    0.07
 Cash dividends per Class A common share                 $   0.065
 Cash dividends per Class B common share                 $    0.45
 Weighted average Class A common shares
   outstanding                                              19,359
 Weighted average Class B common shares
   outstanding                                                 139

 PRO FORMA DATA (NOTE 4):

 Pro forma income taxes                                                   $   2,360
 Pro forma net income adjusted only for income
   taxes                                                                  $   3,395
 Pro forma net income adjusted for merger,
   purchase accounting and income taxes                                   $   3,914
 Pro forma primary and fully diluted earnings per
   share adjusted for merger, purchase accounting
   and income taxes                                                       $     .20
 Pro forma weighted average number of common and
   common equivalent shares outstanding                                      19,525

See accompanying notes.

                                  Schawk, Inc.
                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)
                             (Thousands of dollars)

                                                            1995              1994
                                                            ----              ----
 Net income                                             $  1,611          $  5,361
 Adjustments to reconcile net income to cash
   provided by operating activities
          Depreciation and amortization                    4,160             3,217
          Deferred income taxes                             (286)              688
          Other                                             (833)             (752)
          Changes in operating assets and
            liabilities:
                  Trade accounts receivable               (1,744)           (2,886)
                  Inventories                             (2,408)           (2,696)
                  Prepaid expenses and other               1,310             1,481
                  Trade accounts payable and
                    accrued expenses                         322              (561)
                                                        --------          --------
 Net cash provided by operating activities                 2,132             3,852

 INVESTING ACTIVITIES
 Purchases of property and equipment                      (2,672)           (3,010)
 Acquisitions, net of cash acquired                       (1,243)               --
 Other                                                      (337)              162
                                                        --------          --------
 Net cash used in investing activities                    (4,252)           (2,848)

 FINANCING ACTIVITIES
 Proceeds from debt                                        3,162                --
 Principal payments on debt and capital leases              (376)           (1,906)
 Repayment of loans from stockholders                       (737)               --
 Cash dividends                                           (1,643)           (1,746)
 Other                                                       199              (200)
                                                        --------          --------
 Net cash provided by (used in) financing
   activities                                                605            (3,852)
                                                        --------          --------
 Net decrease in cash and cash equivalents                (1,515)           (2,848)
 Cash and cash equivalents beginning of period             2,288             3,533
                                                        --------          --------
 Cash and cash equivalents end of period                $    773          $    685
                                                        ========          ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
          Cash paid during the periods for:
                  Interest                              $  1,374          $  1,095
                  Income taxes                          $    602          $    265

See accompanying notes.

                                  Schawk, Inc.

          Notes to Condensed Consolidated Interim Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 1.      BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes these disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1994.


NOTE 2.      INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE 3.      DESCRIPTION OF BUSINESS

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

On December 30, 1994, the Old Schawk Companies merged with and into Filtertek (the Merger). Pursuant to the Merger, Filtertek issued an aggregate of 16,245,399 shares of Class A common stock, 22,000 shares of Series A Preferred stock, and 5,207 shares of Series B Preferred stock to the stockholders of the Old Schawk Companies, and the shares of Filtertek's Class A common stock previously held by Old Schawk (which had a controlling interest prior to the Merger) were canceled. The new Company was renamed Schawk, Inc.

Because Old Schawk owned a controlling interest of Filtertek prior to the Merger, AICPA Accounting Interpretation 26 of Accounting Principles Board Opinion No. 16, requires that the Merger be accounted for as if the Old Schawk Companies acquired all the remaining Class A common stock of Filtertek.

The accompanying condensed consolidated financial statements include the accounts of the Old Schawk Companies and the Filtertek Companies based upon Old Schawk's effective control as of September 21, 1992. All significant intercompany balances and transactions have been eliminated. The Company's condensed consolidated balance sheet at December 31, 1994 reflects the accounting as described in the previous paragraph as of the date of the

                                  Schawk, Inc.

          Notes to Condensed Consolidated Interim Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


Merger and includes purchase accounting adjustments for the portion of Filtertek (40%) not owned by Old Schawk prior to the Merger.

NOTE. 4      INCLUSION OF PRO FORMA DISCLOSURES

Because of the merger with Filtertek on December 30, 1994, the Company does not consider the historical earnings per share calculation for the three months ended March 31, 1994 to be meaningful information. Pro forma earnings per share information for the three months ended March 31, 1994 shown on the statements of income is presented to compare net income and earnings per share as if the merger had occurred at the beginning of each of the periods presented. The following pro forma adjustments have been made for the three months ended March 31, 1994. Increased depreciation and amortization was recorded to reflect the increased basis in property and equipment and goodwill amortization resulting from the merger. Compensation expense was reduced to reflect the terms of employee/stockholder agreements in effect at January 1, 1995. Income tax expense was adjusted to reflect taxation at regular income tax rates instead of S Corporation rates. Preferred stock dividends were recorded to reflect the issuance of preferred stock in connection with the merger.

NOTE 5.      INVENTORIES

Inventories consist of the following:

                                                      March 31             December 31
                                                        1995                  1994
                                                        ----                  ----
Raw materials                                         $ 7,142               $ 7,633
Work in process                                         8,866                 6,792
Finished goods                                          6,123                 5,298
                                                      -------               -------
                                                       22,131                19,723
Less: LIFO reserve                                       (645)                 (645)
                                                      -------               -------
                                                      $21,486               $19,078
                                                      =======               =======


NOTE 6.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        March 31            December 31
                                                          1995                 1994
                                                          ----                 ----
Land and improvements                                     2,315                2,315
Building and improvements                                35,988               35,390
Machinery and equipment                                  83,278               81,782
Leasehold improvements                                    3,167                3,167
Building and improvements under capital leases            7,500                7,500
                                                        -------              -------
                                                        132,248              130,154
Accumulated depreciation and amortization                51,223               48,704
                                                        -------              -------
                                                        $81,025              $81,450
                                                        =======              =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER 1995 COMPARED TO THE FIRST QUARTER 1994
                (Thousands of dollars, except per share amounts)

Pro forma calculations:
The income from operations, net income and earnings per share presented for the three months ended March 31, 1994 are pro forma calculations. The Company believes that the pro forma presentation best represents the actual results of the combined operations as if they had been merged for the comparable periods of 1994 and 1995. The actual earnings per share for Schawk, Inc. for periods prior to January 1, 1995 do not permit meaningful comparisons to subsequent periods because Schawk was a privately owned S Corporation and had a limited number of outstanding shares prior to the Merger with Filtertek, Inc. on December 30, 1994. Further, as an S Corporation, taxation of the Corporate entity was minimal. The shares outstanding in the pro forma earnings per share calculations for the three months ended March 31, 1994 account for the shares exchanged in the Merger as if the exchange occurred at the beginning of the period. Consequently, the minority interest in the earnings of Filtertek has been eliminated. In addition, pro forma purchase accounting adjustments for increased goodwill amortization, increased depreciation for fair value adjustments to property and equipment, and reductions in compensation expense for new employee/stockholder agreements effective January 1, 1995 have also been made. Additionally, the earnings have been adjusted as if the Graphics Group had been taxed at regular corporate income tax rate instead of S Corporation rates. Schawk terminated S Corporation tax status on December 30, 1994.

NET SALES of $45,420 for the first quarter 1995 represents a 2% decline from sales of $46,430 for the same period in 1994. Sales in the plastics group increased 12% from steadily increasing orders from automotive, healthcare, and industrial/consumer customers. Graphics group sales declined by 13% in the first quarter. The Company had expected a decline in Graphics Group sales for the quarter because 1994 first quarter sales were boosted by the federal mandate to bring all food package labeling into compliance with the National Labeling Education Act (NLEA) by May 1, 1994.

COST OF SALES for the first quarter of 1995 increased to 69% from 62% for the first quarter of 1994. The plastics group cost of sales increased to 83% in 1995 from 81% in 1994 due to higher overhead, increased labor costs and increased raw material costs. One of the thermoforming operations lost significant sales volume over the past six months and the Company has changed management leadership and downsized the plant to reach a break even point. Management anticipates that this rationalization will help strategically realign this operation as a manufacturing site while all other overhead can be absorbed by the corporate office of the Tek Packaging group.

The graphics group cost of sales increased to 55% in 1995 from 48% in 1994 due to the reduced volume resulting from the NLEA drop off and the resulting under absorption of overhead on the lower sales volume. This increased cost of sales was experienced by all pre-press graphics divisions. One graphics division which also does commercial printing, however, had increased sales volume due to an acquisition and rebounded from an operating loss in the first quarter of 1994 to an operating profit for the first quarter of 1995.

INCOME FROM OPERATIONS declined to $3,745 in 1995 from historical operating income of $7,337 and pro forma operating income of $7,832 in the first quarter of 1994. This decline was due to the cost of sales increase previously described as well as an approximate 6% increase in sales, general and administrative expenses, the largest of which is increased amortization of intangibles resulting from the Company's prior and current year merger and acquisition activity.

For the three months ended March 31, 1994 pro forma adjustments were made to increase depreciation and amortization related to the merger with Filtertek and reduce compensation expense to reflect the terms of employee/stockholder agreements in effect at January 1, 1995.

OTHER EXPENSE increased to $1,308 in 1995 from $1,178 in 1994 primarily as a result of increased interest expense from the additional debt drawn on the Company's line of credit.

NET INCOME available for Class A common stock declined to $1,271 in 1995 from pro forma net income available for Class A common stock of $3,914 for the first quarter of 1994 due to the factors described above.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE declined to $.07 for the first quarter of 1995 from $.20 for the first quarter of 1994 as the result of the factors previously discussed. Primarily and fully diluted weighted average shares outstanding declined to 19,359 in 1995 from pro forma primary and fully diluted weighted average shares outstanding of 19,525 in 1994 due to the Company's purchase of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt declined to $71,221 in 1995 from $75,059 in 1994. This was a combination of repayment of amounts outstanding and a reclassification of amounts to current liabilities. As of March 31, 1995 the Company had approximately $11,000 available under its $ 91,000 line of credit agreements. The Company's current ratio at March 31, 1995 was 1.5 with available working capital of $20,295 compared to a current ratio on March 31, 1994 of 1.8 with available working capital of $25,254. The decline in working capital is almost entirely due to the required retirement of amounts outstanding on the Company's revolving credit line over the next twelve months.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends. However, the Company is currently negotiating for a line of credit agreement to replace its current agreements and provide additional available borrowings, more flexibility, and better overall terms.

Capital expenditures of $2,672 were made during the first quarter of 1995 for machinery, equipment, automation, and tooling to expand production facilities and improve productivity.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits
    Exhibit 11 - Calculation of net income per common share.

(B) Reports on Form 8-K

The following reports filed on Form 8-K for the quarter ended March 31, 1995:

    Form 8-K dated January 16, 1995
    Form 8-K dated February 8, 1995
    Form 8-K dated March 27, 1995

                                                                      EXHIBIT 11

                                  Schawk, Inc.
 Computation of Actual and Pro Forma Net Income per Share of Common and Common
                               Equivalent Shares
                    (In Thousands, except Per Share Amounts)


                                                                    Three months ended March 31

                                                                                 Pro forma data
                                                                    1995             1994(1)
                                                                    ----             -------
Primary and fully diluted earnings per share:

Average number of shares used to compute primary
          and fully diluted earnings per share                      19,176             19,335
Common stock usable upon assumed conversion of
         stock option exercises                                        183                190
                                                                  --------           --------
Total                                                               19,359             19,525
                                                                  ========           ========

Net income available for Class A common shares:
Net income                                                        $  1,611
Less preferred dividends                                               340
                                                                  --------
Pro forma  net income adjusted for merger, purchase accounting,
         and income taxes                                                               4,254
Less pro forma  preferred dividends                                                       340
                                                                                     --------
Net income available for Class A common shares                    $  1,271           $  3,914
                                                                  ========           ========

Primary and fully diluted earnings per share                      $    .07
Pro  forma primary and fully diluted earnings per share,
         adjusted for merger, purchase accounting, and
         income taxes                                                                $    .20


(1) Pro forma data

Because of the merger with Filtertek on December 30, 1994, the Company does not consider the historical earnings per share calculation for the three months ended March 31, 1994 to be meaningful information. Pro forma earnings per share information shown on the statements of income for the three months ended March 31, 1994 is presented to compare net income and earnings per share as if the Merger had occurred at the beginning of each of the periods presented. The following pro forma adjustments have been made for the three months ended March 31, 1994. Increased depreciation and amortization was recorded to reflect the increased basis in property and equipment and goodwill amortization resulting from the merger. Compensation expense was reduced to reflect the terms of employee/stockholder agreements in effect at January 1, 1995. Income tax expense was adjusted to reflect taxation at regular income tax rates instead of S Corporation rates. Preferred stock dividends were recorded to reflect the issuance of preferred stock in connection with the Merger.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of May, 1995.


SCHAWK, INC.
- - ------------
(Registrant)




/s/ David A. Schawk
- - -----------------------------
President, Chief Executive Officer and Director





/s/ Marie Meisenbach Graul
- - -----------------------------
Chief Financial Officer, Treasurer, Public Information Officer and Director