Form 10-Q/A
period 1995-03-31
SCHAWK INC
filed 1995-07-06
CIK 719164

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             FORM 10-Q/A (NO. 1)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    60018
                                  (Zip Code)

                                 708-827-9494
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act:

    Title of Each Class                Name of Exchange on  Which Registered
- --------------------------------    -------------------------------------------
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

                     Yes  ___X___        No  ______

The number of shares outstanding of each of the issuer's classes of common stock as of April 15, 1995, are:

19,179,005 shares, Common Stock, $.008 par value

139,737 shares, Class B Common Stock, $.05 par value

                     DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and
Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 4.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of June, 1995.


SCHAWK, INC.
- -------------
(Registrant)




/s/ David A. Schawk
- -------------------------------------
President, Chief Executive Officer and Director





/s/ Marie Meisenbach Graul
- -------------------------------------
Chief Financial Officer, Treasurer, Public Information Officer and Director

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           Exhibit 27 - Financial Data Schedule