Form 10-Q
period 1995-09-30
SCHAWK INC
filed 1995-11-14
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1995 Commission File Number 1-9335

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

                                     60018
                                   (Zip Code)

                                  708-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Exchange on Which Registered
   -------------------------        -------------------------------------------
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

                      Yes     X            No
                            -----              ----

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995, are: 19,133,173 shares, Common Stock, $.008 par value 123,287 shares, Class B Common Stock, $.05 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 14.

PART I
                                  Schawk, Inc.
                     Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1995           1994
                                                                   (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                         $  1,145         $  2,288
Trade accounts receivable, less allowance for doubtful accounts
   of $1,186 in 1995 and $947 in 1994                               32,244           31,906
Inventories                                                         18,923           19,078
Prepaid expenses and other                                           2,503            3,464
                                                                --------------------------------
Total current assets                                                54,815           56,736

Property and equipment - net                                        77,659           81,450
Excess of cost over net assets acquired, less accumulated
  amortization of $6,472 in 1995 and $4,516 in 1994                 48,018           48,287
Other intangible assets, less accumulated amortization of
  $2,253 in 1995 and $1,788 in 1994                                  1,570            1,321
Other                                                                6,605            5,632
                                                                --------------------------------
Total assets                                                      $188,667         $193,426
                                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                                            $  7,544         $  6,719
Accrued expenses                                                    14,644           13,908
Notes payable to stockholders                                        5,687            8,780
Current portion of long-term debt and capital lease obligations      1,325            2,075
                                                                --------------------------------
Total current liabilities                                           29,200           31,482

Long-term debt                                                      74,047           75,059
Capital lease obligations                                            5,494            6,031
Deferred income taxes                                                2,475            3,370
Other                                                                1,435            1,209


Stockholders' equity:
   Common stock                                                        164              164
   Preferred stock                                                      --               --
   Additional paid-in capital                                       75,412           75,412
   Retained earnings                                                 3,611            3,971
   Cumulative foreign currency translation adjustment                 (539)            (947)
                                                                --------------------------------
                                                                    78,648           78,600
Less:  Treasury stock at cost                                        2,632            2,325
                                                                --------------------------------
                                                                    76,016           76,275
                                                                --------------------------------
Total liabilities and stockholders' equity                        $188,667         $193,426
                                                                ================================

                            See accompanying notes.

                                  Schawk, Inc.
                  Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 1995 and 1994
                                  (Unaudited)
                 (Thousands of dollars, except per share data)

                                                       1995                             1994
                                                       ----                             ----
 Net sales                                            $  40,681                         $  44,630
 Cost of sales                                           29,539                            27,929
 Selling, general and administrative expenses             8,861                            10,493
                                                    ----------------                  ----------------
 Operating income                                         2,281                             6,208

 Interest income                                           (149)                             (246)
 Interest expense                                         1,659                             1,497
  Other expense (income)                                     47                               (12)
                                                    ----------------                  ----------------
                                                          1,557                             1,239
                                                    ----------------                  ----------------
 Income before income taxes and minority interest           724                             4,969
 Income tax credit                                         (223)                             (398)
                                                    ----------------                  ----------------
 Income before minority interest                            947                             5,367
 Minority interest in net income of consolidated
   subsidiary                                                --                               603
                                                    ----------------                  ----------------
 Net income                                                 947                             4,764
 Preferred dividends                                        340                                --
                                                    ----------------                  ----------------

 Net income available for Class A common shares       $     607                        $    4,764
                                                    ================                  ================


 Primary and fully diluted income per Class A
   common share                                       $    0.03
 Cash dividends per Class A common share              $    0.065
 Cash dividends per Class B common share              $    0.45
 Weighted average Class A common shares
   outstanding                                           19,132
 Weighted average Class B common shares
   outstanding                                              131

 PRO FORMA DATA (NOTE 4):

 Pro forma income taxes                                                                 $   2,198
 Pro forma net income adjusted only for income
   taxes                                                                                $   2,168
 Pro forma net income adjusted for merger,
   purchase accounting and income taxes                                                 $   3,286
 Pro forma primary and fully diluted earnings per
   share adjusted for merger, purchase accounting
   and income taxes                                                                     $    0.17
 Pro forma weighted average number of common and
   common equivalent shares outstanding                                                    19,329

                            See accompanying notes.

                                  Schawk, Inc.
                  Condensed Consolidated Statements of Income
                 Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)
                 (Thousands of dollars, except per share data)

                                                       1995                              1994
                                                       ----                              ----
 Net sales                                            $131,449                          $139,899
 Cost of sales                                          92,528                            87,680
 Selling, general and administrative expenses           29,498                            31,689
                                                   ---------------                   ---------------
 Operating income                                        9,423                            20,530

 Interest income                                          (417)                            (449)
 Interest expense                                        4,776                             4,228
 Other (income) expense                                   (208)                               83
                                                   ---------------                   ---------------
                                                         4,151                             3,862
                                                   ---------------                   ---------------
 Income before income taxes and minority interest        5,272                            16,668
 Income tax provision                                      717                               438
                                                   ---------------                   ---------------
 Income before minority interest                         4,555                            16,230
 Minority interest in net income of consolidated
   subsidiary                                               --                             1,557
                                                   ---------------                   ---------------
 Net income                                              4,555                            14,673
 Preferred dividends                                     1,020                                --
                                                   ---------------                   ---------------

 Net income available for Class A common shares       $  3,535                          $ 14,673
                                                   ===============                   ===============
 Primary and fully diluted income per Class A
   common share                                       $   0.18
 Cash dividends per Class A common share              $    .195
 Cash dividends per Class B common share              $   1.35
 Weighted average Class A common shares
   outstanding                                          19,216
 Weighted average Class B common shares
   outstanding                                             137

 PRO FORMA DATA (NOTE 4):

 Pro forma income taxes                                                                 $   6,700
 Pro forma net income adjusted only for income
   taxes                                                                                $   8,411
 Pro forma net income adjusted for merger,
   purchase accounting and income taxes                                                 $  10,834
 Pro forma primary and fully diluted earnings per
   share adjusted for merger, purchase accounting
   and income taxes                                                                     $    0.56
 Pro forma weighted average number of common and
   common equivalent shares outstanding                                                    19,329

                            See accompanying notes.

                                  Schawk, Inc.
                Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)
                             (Thousands of dollars)

                                                       1995                              1994
                                                       ----                              ----
 Net income                                           $ 4,555                           $14,673
 Adjustments to reconcile net income to cash
   provided by operating activities
          Depreciation and amortization                12,282                            11,331
          Deferred income taxes                          (896)                               --
          Other                                          (357)                               --
          Changes in operating assets and
          liabilities:
                  Trade accounts receivable              (338)                           (3,746)
                  Inventories                             155                            (3,492)
                  Prepaid expenses and other              961                             1,896
                  Trade accounts payable and
                  accrued expenses                      1,231                             3,675
                                                  ---------------                   ---------------
 Net cash provided by operating activities             17,593                            24,337

 INVESTING ACTIVITIES
 Purchases of property and equipment                   (6,986)                           (9,928)
 Acquisitions, net of cash acquired                    (1,243)                               --
 Other                                                     --                              (432)
                                                  ---------------                   ---------------
 Net cash used in investing activities                 (8,229)                          (10,360)

 FINANCING ACTIVITIES
 Proceeds from issuance of common stock                   755                                --
 Proceeds from debt                                     4,700                            12,731
 Principal payments on debt and capital leases         (6,999)                          (14,942)
 Repayment of loans from stockholders                  (3,093)                               --
 Cash dividends                                        (4,585)                          (14,586)
 Purchase of treasury stock                            (1,062)                               --
 Other                                                   (223)                              678
                                                  ---------------                   ---------------
 Net cash used in financing activities                (10,507)                          (16,119)
                                                  ---------------                   ---------------
 Net decrease in cash and cash equivalents             (1,143)                           (2,142)
 Cash and cash equivalents beginning of period          2,288                             3,533
                                                  ---------------                   ---------------
 Cash and cash equivalents end of period              $ 1,145                          $  1,391
                                                  ===============                   ===============
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
          Cash paid during the periods for:
                  Interest                            $ 4,506                          $  3,822
                  Income taxes                        $ 1,336                          $    461

                            See accompanying notes.

                                  Schawk, Inc.

          Notes to Condensed Consolidated Interim Financial Statements
                 (Thousands of dollars, except per share data)


NOTE 1.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1994.


NOTE 2.   INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE 3.   DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) operates in two business segments, imaging (formerly referred to as "graphics") and plastics. The imaging segment provides prepress graphics arts services to customers primarily in the consumer products industries located in the United States. The plastics segment develops and manufactures insert injection molded plastic filtration elements and custom specialty plastic products for the automotive, healthcare and industrial markets. The Plastics Group also manufacturers thermoform visual and specialty packaging for the general commercial, healthcare, and consumer markets. The Company operates plastics manufacturing facilities in the United States, Puerto Rico, Ireland, and France.

The imaging segment consists of the company known as Schawk, Inc. (Old Schawk) and companies previously affiliated through common ownership, Lincoln Graphics, Inc. and Flexo Graphics, Inc., collectively, the Old Schawk Companies. The plastics segment consists of the previously 60% owned subsidiaries, Filtertek, Inc. and subsidiaries (Filtertek or the Filtertek Companies).

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

The accompanying condensed consolidated financial statements include the accounts of the Old Schawk Companies and the Filtertek Companies based upon Old Schawk's effective control as of September 21, 1992. All significant intercompany balances and transactions have been eliminated. The Company's condensed consolidated balance sheet at December 31, 1994 and the 1995 condensed consolidated financial statements reflect the accounting as

                                  Schawk, Inc.

          Notes to Condensed Consolidated Interim Financial Statements
                 (Thousands of dollars, except per share data)


described in the previous paragraph as of the date of the Merger and includes purchase accounting adjustments for the portion of Filtertek (40%) not owned by Old Schawk prior to the Merger.

NOTE. 4   INCLUSION OF PRO FORMA DISCLOSURES

Because of the merger with Filtertek on December 30, 1994, the Company does not consider the historical earnings per share calculation for the three and nine months ended September 30, 1994 to be meaningful information. Pro forma earnings per share information for the three and nine months ended September 30, 1994 shown on the statements of income is presented to compare net income and earnings per share as if the merger had occurred at the beginning of each of the periods presented. The following pro forma adjustments have been made for the three and nine months ended September 30, 1994. Increased depreciation and amortization was recorded to reflect the increased basis in property and equipment and goodwill amortization resulting from the merger. Compensation expense was reduced to reflect the terms of employee/stockholder agreements in effect at January 1, 1995. Income tax expense was adjusted to reflect taxation at regular income tax rates instead of S Corporation rates. Preferred stock dividends were recorded to reflect the issuance of preferred stock in connection with the merger.

NOTE 5.   INVENTORIES

Inventories consist of the following:

                                                                  September 30          December 31
                                                                       1995                1994
                                                                       ----                ----
Raw materials                                                      $  7,350             $  7,633
Work in process                                                       7,639                6,792
Finished goods                                                        4,579                5,298
                                                                    -------              -------
                                                                     19,568               19,723
Less: LIFO reserve                                                     (645)                (645)
                                                                    -------              -------
                                                                    $18,923              $19,078
                                                                    =======              =======


NOTE 6.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                September 30            December 31
                                                                     1995                  1994
                                                                     ----                  ----

Land and improvements                                              $  2,315             $  2,315
Building and improvements                                            35,567               35,390
Machinery and equipment                                              87,668               81,782
Leasehold improvements                                                3,167                3,167
Building and improvements under capital leases                        7,500                7,500
                                                                    -------              -------
                                                                    136,217              130,154
Accumulated depreciation and amortization                           (58,558)             (48,704)
                                                                    -------              -------
                                                                    $77,659              $81,450
                                                                    =======              =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share data)


PRO FORMA CALCULATIONS:

The income from operations, net income and earnings per share presented for the three and nine months ended September 30, 1994 are pro forma calculations. The Company believes that the pro forma presentation best represents the actual results of the combined operations as if they had been merged for the comparable periods of 1994 and 1995. The actual earnings per share for Schawk, Inc. for periods prior to January 1, 1995 do not permit meaningful comparisons to subsequent periods because Schawk was a privately owned S Corporation and had a limited number of outstanding shares prior to the Merger with Filtertek, Inc. on December 30, 1994. Further, as an S Corporation, taxation of the Corporate entity was minimal. The shares outstanding in the pro forma earnings per share calculations for the three and nine months ended September 30, 1994 account for the shares exchanged in the Merger as if the exchange occurred at the beginning of the period. Consequently, the minority interest in the earnings of Filtertek has been eliminated. In addition, pro forma purchase accounting adjustments for increased goodwill amortization, increased depreciation for fair value adjustments to property and equipment, and reductions in compensation expense for new employee/stockholder agreements effective January 1, 1995 have also been made. Additionally, the earnings have been adjusted as if the Imaging Group had been taxed at regular corporate income tax rate instead of S Corporation rates. Schawk terminated S Corporation tax status on December 30, 1994.

NET SALES of $40,681 for the third quarter of 1995 represents a 9% decline from net sales of $44,630 for the third quarter of 1994. Sales in the Plastics Group decreased by 1% for the third quarter of 1995 due a 14% decline in automotive product sales offset by a 23% increase in sales of healthcare products, while sales in the Imaging Group declined by 15% over the same period. The continuation of the decline in sales in the Imaging Group from the second quarter of 1995 was anticipated because Imaging Group sales during 1994 were boosted by the federal mandate to bring all food package labeling into compliance with the National Labeling Education Act (NLEA) by May 1, 1994. For the first nine months of 1995 sales of $131,449 represents a 6% decline from sales of $139,899 for the first nine months of 1994 for the above reasons.

COST OF SALES for the third quarter of 1995 increased to 73% from 63% for the third quarter of 1994, and increased to 70% from 63% for the first nine months of 1995 compared to the first nine months of 1994. The Plastics Group cost of sales increased to 86% for the third quarter of 1995 from 78% for the same period in 1994 due to higher overhead costs over much lower production volume. The Imaging Group cost of sales increased to 60% for the third quarter of 1995 from 50% for the same period in 1994 due to the reduced sales volume resulting from the NLEA drop off and the resulting under absorption of overhead on the lower sales volume.

INCOME FROM OPERATIONS declined to $2,281 for the third quarter of 1995 versus pro forma operating income of $6,208 for the second quarter of 1994. For the nine month period, income from operations declined to $9,423 from pro forma income from operations of $20,530 for the first nine months of 1994. This decline was primarily due to the record sales and operating income during the first nine months of 1994 resulting from the NLEA volume and increased amortization of intangibles resulting from 1995 acquisition activity. General and administrative expenses declined by 16% during the third quarter of 1995 from the third quarter 1994 as the Company's administrative cost reduction program, implemented throughout the year, began to take effect.

OTHER EXPENSE increased to $1,557 for the third quarter of 1995 from $1,239 for the third quarter of 1994 due to higher interest rates. For the first nine months of 1995, net other expense increased to $4,151 compared from $3,862 for the same period of 1994, due to higher interest costs.

NET INCOME available for Class A common stock declined to $607 for the third quarter of 1995 from pro forma net income $3,286 for the third quarter of 1994, and for the nine month period declined to $3,535 from pro forma net income of $10,834 for the first nine months of 1994 as a result of the factors previously discussed. The income tax provision for the third quarter of 1995 includes a credit of $544 ($1,088 for the first nine months) related to losses from the discontinued operations in Germany recorded on the Company's books in 1993, for which no tax benefit was previously recorded. A tax credit in the same amount will be recorded in the fourth quarter of 1995 as the Company records this benefit through out the year.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE declined to $0.03 for the third quarter of 1995 from pro forma primary and fully diluted earnings per share of $0.17 for the third quarter of 1995, and declined to $0.18 for the first nine months of 1995 compared to pro forma primary and fully diluted earnings per share of $0.56 for the first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt decreased to $74,047 at September 30, 1995 from $75,059 at December 31, 1994 as a result of an effort to use working capital to reduce outstanding debt. The Company's current ratio at September 30, 1995 was 1.9 with available working capital of $25,615 compared to a current ratio of 1.8 with available working capital of $25,254 at December 31, 1994.

On August 18, 1995 the Company entered into a private placement debt agreement for $40,000 with a term from 1999 through 2005 (averaging seven years) and an average rate of 6.85%. This debt agreement replaced part of the revolving credit agreement.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends. The long term financing will provide the Company more flexibility for future acquisitions and expansion of its existing businesses and will help to stabilize long term interest expense.

Capital expenditures declined to $6,986 for the nine month ended September 30, 1995 from $9,928 for the same period in 1994. Management believes that its capital expenditure program is adequate to allow for the Company's continued growth and profitability.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14.  Exhibits and Reports on Form 8-K

(A)  Exhibits
     Exhibit 11 - Calculation of net income per common share.

(B)  Report on Form 8-K

The following report was filed on Form 8-K for the quarter ended September 30, 1995:

     Form 8-K dated July 28, 1995

(C)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of November, 1995.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
----------------------------------
President, Chief Executive Officer and Director





/s/ Marie Meisenbach Graul
----------------------------------
Chief Financial Officer, Treasurer, Public Information Officer and Director