Form 10-K
period 1995-12-31
SCHAWK INC
filed 1996-03-28
CIK 719164

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                     60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
    CLASS A COMMON STOCK,                        NEW YORK STOCK EXCHANGE
       $.008 PAR VALUE


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

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value on March 18, 1996, of the voting stock held by non-affiliates of the Registrants was approximately $53,827,804.


The number of shares outstanding of each of the issuer's classes of common stock as of March 18, 1996, are:

19,315,107 shares, Common Stock, $.008 par value        135,310 shares, Class B Common Stock, $.05 par value


                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                     PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
     --------------------------------------------   ----------------------------------------------------------
1.   Joint Proxy Statement for the 1996 Annual      Part III, Items 10, 11, 12 and 13.
     Meeting of Stockholders to be held May 15,
     1996 (the "Joint Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                               DECEMBER 31, 1995




PART   I                                                                            PAGE
------------                                                                        ----
    Item  1.  Business                                                                 1
    Item  2.  Properties                                                              16
    Item  3.  Legal Proceedings                                                       17
    Item  4.  Submission of Matters to a Vote of Security Holders                     17


PART  II
------------

    Item  5.  Market for the Registrants'
              Common Stock and Related Stockholder Matters                            18
    Item  6.  Selected Financial Data                                                 19
    Item  7.  Management's Discussion and
              Analysis of Financial Condition and Results of Operations               20
    Item  8.  Financial Statements and Supplementary Data                             25
    Item  9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures                                               49

PART III
------------

    Item 10.  Directors and Executive Officers of the Registrant                      49
    Item 11.  Executive Compensation                                                  49
    Item 12.  Security Ownership of Certain Beneficial Owners and Management          49
    Item 13.  Certain Transactions                                                    49

PART  IV
------------

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         49

                                     PART 1

ITEM 1.  BUSINESS

                                  THE COMPANY

     Schawk, Inc. ("Schawk" or the "Company") has two operating divisions, the Imaging and Information Technologies Group (the "Imaging Group") and the Plastics Group (the "Plastics Group"). The Imaging Group is a leader in the prepress industry in the United States primarily serving consumer products businesses. The Imaging Group offers a complete line of prepress services, art design and products for the production of consumer product packaging and related marketing and advertising materials. The Plastics Group manufactures injection molded plastic filtration, custom specialty plastic and thermoformed products.

     Schawk was founded in 1953 as a small platemaking venture operating from one location in Chicago, Illinois. Under the direction of Clarence W. Schawk and his son, David A. Schawk, Schawk grew to a diversified international corporation with operations in the United States, Puerto Rico and Europe employing more than 1,600 personnel. Over the past 21 years, Schawk developed an active acquisition program and successfully integrated more than 25 businesses into Schawk's operations while streamlining overhead. The Company intends to continue to expand through acquisitions of well-managed companies with solid market positions, established customer relationships and new technologies.

     In 1992, Schawk acquired controlling interest in Filtertek, Inc. ("Filtertek"). Effective December 30, 1994, the corporation previously known as Schawk, Inc. ("Old Schawk") and certain affiliated corporations (collectively with Old Schawk, the "Old Schawk Companies") were merged into Filtertek in a transaction accounted for as a purchase transaction. The surviving corporation in the merger was Filtertek which then changed its name to Schawk, Inc.; however, under applicable accounting rules the historical financial statements of the Old Schawk Companies, rather than the Filtertek statements, are treated as the financial statements of the Company. The Plastics Group is comprised primarily of what had been the business of Filtertek prior to the merger and the Imaging Group is comprised primarily of what had been the business of the Old Schawk Companies.

     The Company's principal executive offices are located at 1695 River Road, Des Plaines, Illinois 60018, and its telephone number is (847) 827-9494.

IMAGING AND INFORMATION TECHNOLOGIES GROUP

     The Company has grown the Imaging Group through a combination of internal growth, new products and services and a series of acquisitions. The Company believes that its Imaging Group is the leading producer of color prepress imaging arts services for the consumer products packaging industry in the United States, particularly for food and beverage producers. For more than 40 years, the Imaging Group has provided comprehensive prepress products and services, including but not limited to conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for the three main printing processes: lithography, flexography and gravure.

     The Imaging Group has particular expertise in preparing color images for multimillion-unit production runs of consumer products packaging. The Imaging Group functions as a vital interface between its Fortune 500 consumer products clients, their creative designs and their converters in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround times. The Imaging Group's ability to provide high quality prepress work in a short time frame makes it a valued player in new product introduction and promotional activity. The Imaging Group also maintains archives of product package layouts and designs, further improving its efficiency in accommodating clients' packaging design changes and product line extensions. By continuing to provide such high-end, value-added services, the Imaging Group commands a significant share of the market for prepress services for the food and beverage industry which uniquely positions it to benefit from positive industry trends, such as repetitive labeling changes, the increased number of SKU and the use of packaging as a means of product promotion and differentiation.

PLASTICS GROUP

     The Plastics Group includes Filtertek, Plastic Molded Concepts, Inc. ("PMC") and Tek Packaging Group, Inc. (formerly known as Robinson Industries, Inc. ["Robinson"], Fuzere Manufacturing Company, Inc., and the Fuzere Midwest division). The Company has announced the sale of PMC to PMC's management. The transaction is anticipated to be completed by the end of April 1996.

     The formation of the Plastics Group began in 1984 when Schawk acquired Robinson, a supplier of visual packaging products. Because it capitalized on Schawk's expertise in production package design and increased Schawk's packaging capabilities, Robinson's visual or blister packaging business was a natural extension for Schawk. Subsequently, Schawk expanded its plastic packaging capabilities with various acquisitions and start-up ventures. As Robinson was a supplier, Schawk became familiar with Filtertek. Building on its experience in dealing with a large multinational Fortune 500 client base, Schawk effectively acquired a controlling interest in Filtertek in 1992.

     Management believes that one of the Plastics Group's key competitive advantages lies in its advanced designs and patented manufacturing processes, which have enabled the Group to occupy strong positions in each of the niche markets it serves. New product applications provide opportunities for growth in the various markets served by the Plastics Group, and the Plastics Group also seeks to diversify into new markets for its products and services. For example, through strategic alliances, the Plastics Group has recently achieved unique access to the dental and aftermarket automotive market segments.

                                    BUSINESS

     The Imaging Group is one of the leading providers of prepress graphic arts products and services in the United States for consumer products businesses. The Imaging Group offers a complete line of prepress services and products, including electronic production design, color separations, film proofs, plate and laser-engraved rollers for the manufacture of product packaging and related marketing and advertising materials.

     The Plastics Group manufactures injection molded plastic filtration, custom specialty plastic and thermoformed products.

     Financial information concerning the Imaging Group and Plastics Group is provided in Note 14, "Segment Data," in the Company's financial statements.

INDUSTRY BACKGROUND

     IMAGING GROUP. Prepress services are generally defined as those tasks involved in preparing an image for reproduction by any of several types of printing processes. Providers of prepress services, such as the Company's Imaging Group, interface between consumer products manufacturers and the creative designers and converters used by those businesses to produce packaging, for example, product cartons, boxes, trays, cans, containers, packaging labels and related point-of-sale and promotional materials.

     PREPRESS SERVICES DO NOT ENTAIL THE ACTUAL PRINTING OR PRODUCTION OF SUCH PACKAGING MATERIALS, BUT RATHER INCLUDE THE VARIOUS PREPARATORY STEPS SUCH AS ART PRODUCTION DESIGN, COLOR SEPARATION AND OTHER PHOTOPLATEMAKING SERVICES, FOR USE IN LITHOGRAPHY, FLEXOGRAPHY AND GRAVURE, WHICH ARE THE PRINCIPAL PRINTING PROCESSES CURRENTLY USED IN THE GRAPHIC ARTS INDUSTRY. "COLOR SEPARATION" REFERS TO PREPARING COLOR IMAGES, TEXT AND LAYOUT FOR THE PRINTING PROCESS.

     The Imaging Group's services consist principally of the electronic and digital production, to customer specifications, of art production of design, color separations and color proofs. These products are an intermediate step between creative artwork and the actual printing of graphic materials. The production of color separations requires skilled, highly trained technicians applying various image manipulation, assembly and color filtering techniques in order to preserve the integrity of the original image when translated into print and to ensure consistency of the printed materials.

     Prepress services such as color separation work have traditionally been performed by skilled craftsmen almost entirely by hand, using what is known as the "conventional" method. With the development of electronic technology, prepress firms such as the Imaging Group have become increasingly computerized, relying instead on digitized imaging, in which artwork is scanned using laser optics, digitized, then output to film, tape, or disc, according to customer specifications. On an increasing basis, the material being supplied by the clients is presented in a digitized format on a variety of removable media, including tape, floppy disk and CD ROM. The image can also be manipulated electronically (as, for example, to substitute a different background in a particular picture or to enhance shading or lighting of the graphics). Additionally, with its expansion into electronic art production design, the Imaging Group is utilizing its technical expertise to serve clients' requirements. Given the increased computerization of the prepress services industry, highly trained technicians are essential to the quality of the end product.

     The prepress services industry is highly fragmented among many market participants, which tend to be smaller companies. Providers of prepress services include independent color separators, such as the Imaging Group, and converters. The Imaging Group specializes in prepress services relating to the packaging and promotional needs of customers in the food and beverage industry, particularly high-end clients who need to ensure nationwide consistency in the packaging of their products.

     Each time a manufacturer redesigns its packaging or wishes to use packaging as a promotional vehicle, new art production color separation work is required. Product extensions and a high level of packaging redesign, prompted by several trends, have contributed to an increasing volume of color separation work for the consumer products industry. These trends include: (i) consumer products companies are producing increasing numbers of SKUs in order to gain shelf space and market share; (ii) food and beverage producers are increasingly utilizing package design and point-of-purchase promotions to market their products; (iii) the disclosure requirements of the Food and Drug Administration, which have heightened consumer awareness of product ingredients; and (iv) consumers' increasing preferences for healthier, reformulated food and beverage products. To capitalize on these trends, management believes that the Imaging Group must continue to be able to afford clients the ability to make numerous changes and enhancements with shorter turnaround times than ever before. Accordingly, the Imaging Group continues to invest in the rapidly emerging technology and is committed to the continuing education of its employees and clients.

     The development of lower cost desktop publishing systems has increased the potential for competition in the prepress industry by lowering barriers to entry relating to equipment costs. However, this development has also resulted in the proliferation of software packages, many of which create new capabilities for the equipment. This frequent change in industry software necessitates constant training and education. The Imaging Group has addressed this issue through the formation of its Client Services Consulting Group, which trains and educates employees, designers and clients on the ever-increasing changes in imaging technologies and practices. As technology advances in the imaging industry, speed is becoming a significant differentiator. The Imaging Group believes that its ability to provide quick turnaround time, dependability and value-added training and education programs will continue to give it a competitive advantage in serving clients who require high volume, high quality product imagery.

     PLASTICS GROUP. The business of the Plastics Group consists primarily of the design, manufacture and sale of specialty plastic insert injected filtration devices, custom injection molded components and thermoform packaging for automotive, healthcare, consumer, industrial and other markets. The industry is highly fragmented with many niche players, many of which lack the technical skills and expertise to produce large volumes of high tech products.

     Prior the mid-1960s, most filters were manufactured from metal components by stamping, assembling, crimping and welding metal frames to form filter elements. These metal filters were relatively expensive, excessively heavy, of varying levels of quality, and subject to fatigue and corrosion. However, in the mid-1960s, fabricated metal filter products began to be replaced with lighter weight, more efficient plastic filter products. The development of new membranes and synthetic media, such as polyester and nylon, paralleled the rapidly developing technology of thermoplastic resins to provide significantly improved filters. These new materials made possible low cost, disposable filters with high filtration levels that were compatible with a wider range of fluids and gasses. These enhancements expanded the demand for lightweight, high filtration devices. The Plastics Group has introduced numerous new products and entered several new markets to capitalize on this increased demand. The Plastics Group's volume is also growing as new applications for filtration devices are being developed on an ongoing basis in response to recent developments for healthcare, automotive and environmental applications.

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

     The synthetic fiber, filter paper, membrane and metallic cloth media that the Plastics Group works with satisfy a wide range of customer requirements for particle control, tensile strength, flow rates and corrosion resistance. Thermoplastic resins also are used in designing custom molded frames. The selected resin is often coated with additives to augment certain desired properties. Advanced design and manufacturing techniques employed by the Plastics Group, including such patented processes as overmolding multilayer encapsulation and two-piece, in-line filter construction, provide greater latitude, structural integrity, and the cost-effectiveness required by today's zero-defect markets.

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

STRATEGIC OUTLOOK

     The Company's primary goals involve enhancing its leadership positions in the prepress imaging and plastic injection molded filtration device markets, and strengthening its positions in the specialty plastics and thermoforming markets. Key aspects of the Company's business strategy to achieve these goals include the following:

      - ACQUISITIONS. To create the economies of scale required to support the cost of its business strategy, the Company has developed an active acquisition program. The Company's sustained profitability and ready access to capital have enabled it to make strategic acquisitions. In its 42-year history, the Company has successfully integrated more than 25 acquired businesses into its operations while streamlining overhead. These successful acquisitions are elements of a strategic plan to acquire market niche companies with Fortune 500 customer lists, excellent customer service or proprietary products and solid management which receives performance incentives to continue to grow the business. The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions and established client lists and new technologies. The Company believes that emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its product offerings and provide its clients with a single source for prepress and/or plastics products. The Company believes it has greater versatility in manufacturing and in serving its customers than smaller, less integrated competitors lacking technical expertise, and that this versatility will result in greater opportunities for internal growth as well as enhancing the Company's image as an attractive purchaser for potential acquisition candidates. The Company believes that there continue to be a number of attractive acquisition candidates in the fragmented consolidating industries in which it operates, particularly packaging, filtration and specialty plastics. The Company expects to strengthen its market positions by applying its management and operational practices, which have been successful in its graphic arts businesses, to newly acquired businesses.

      - MANAGEMENT PHILOSOPHY. The Company believes that its management philosophy has resulted in improved market share and margin performance in its Imaging Group. The Company has instilled this same philosophy in the Plastics Group which, it believes, has contributed to recent performance improvement. This philosophy incorporates the following key concepts:

            -    TOTAL QUALITY MANAGEMENT. A cornerstone of the
                 Company's management philosophy is its emphasis on high quality. The Company is committed to the principles of TQM and stresses to all employees, regardless of level, the importance of striving to meet or exceed customer expectations. Historically, the Imaging Group has made the necessary investments in employee training and technological improvements to achieve this level of performance. Since the formation of the Plastics Group, one of management's primary initiatives has been to instill this philosophy in the Group. Through the Company's application of TQM, employees have adopted the necessary commitment to customer service that is essential to quick turnaround and consistent delivery of high quality products and services. Management believes that the Company's commitment to TQM is essential to customer satisfaction by decreasing the likelihood of a defect in or failure of any of the Company's products or services which could prove costly to a customer. Such increased quality results in decreased costs to customers and the Company in the long run. Consequently, the Company is driven to make the necessary investments to ensure that these products and services continue to meet the highest quality standards.

            - CLIENT SERVICE. Another key to the Company's management philosophy has been its commitment to client service. The Imaging Group believes that this commitment has contributed the confidence and loyalty its clients have shown. Use of the latest computer equipment and software, while providing the opportunity for quicker turnaround, has placed greater reliance upon the accuracy of formatting and information input methodologies. In order to ensure this accuracy as early in the process as possible, well-trained, highly efficient customer service personnel are vital. The Company's emphasis on on-site client representatives, along with a "whatever it takes" attitude, has further solidified existing imaging client relationships. Management believes that the Plastics Group is beginning to reap similar rewards for its focus on customer service.

            - EMPLOYEE TRAINING AND INCENTIVES. The Company believes that its most valuable assets are its employees because its ability to provide clients with high quality products and services depends upon their dedication and expertise. The Company provides extensive and frequent training to keep its employees abreast of the latest technological developments in the graphics arts and plastics industries. During 1995, for example, the Imaging Group provided an estimated 4,564 hours of in-house training to its employees, clients and their suppliers. Since 1992, in order to facilitate its employees' familiarity with the latest technological developments, the Company established a program pursuant to which all employees were eligible to receive interest-free loans of up to $2,500 for the purchase of personal computers. By maintaining high levels of employee satisfaction, the Company has secured consistently high levels of responsiveness to its customers. In order to reward employees for superior performance, the Company has developed incentive compensation programs, including the Company match for its retirement 401k program, an economic value-added ("EVA") bonus program.

            - TECHNICAL EXPERTISE. The Company is able to provide its customers with high quality products and services and quick response time because of its efficient utilization of state-of-the-art equipment and systems. The Company is dedicated to remaining ahead of the curve of imaging and plastics molding technologies by participating in innovations in operations and equipment. As part of this commitment to changing technology, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs and currently acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991, the Imaging Group established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts market industry. This group continues to be recognized for its effort by being invited to present numerous national and international symposiums and conferences.

            - EXPLOITATION OF INDUSTRY TRENDS. The Company enjoys a successful history of strengthening its market positions by identifying and exploiting industry trends. As a consequence, the Imaging Group was uniquely positioned, as a premium single-source provider of prepress services, to benefit as consumer products manufacturers began to outsource imaging functions and reduce the number of suppliers. This unique position has enabled the Imaging Group to capitalize on the increased use of packaging as a means of product differentiation and promotion. Further, the Imaging Group believes that its commitment to customer service and its broad array of premium services demonstrate to its clients the value of using the Imaging Group as its primary prepress supplier. The Imaging Group, in the past, has benefited from the trends in the food and beverage packaging industry toward extended product lines and increased SKUs to capture additional shelf space and market share and increased use of packaging for promotional purposes. In 1995, while the Company saw a notable slowdown in new product releases, it also laid the foundation for the expansion of art production services. The Company believes that trends in the healthcare and consumer products industries present significant opportunities for the Plastics Group. For example, recent heightened awareness of potential air, water and blood contamination provides new product opportunities for the Plastics Group's filtration business, including but not limited to its needle-free access devices.

PRODUCTS AND SERVICES

     IMAGING GROUP. The Imaging Group offers comprehensive, high quality prepress services and products. The Imaging Group's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for the three main printing processes: lithography, flexography and gravure. The Imaging Group's services consist principally of the production, to customer specifications, of art production design, color separations and color proofs produced electronically and digitally. These products are an intermediate step between creative artwork and the actual printing of graphic materials. The production of electronic art production and color separations requires skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques.

     The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted for approximately 75% of the Imaging Group's net sales in 1995. The balance of the Imaging Group's business consisted of the production of similar product and services for point of sale, advertising and direct mail. The Imaging Group focuses on clients in the consumer products industry, where its ability to provide a high degree of image quality and consistency affords it a competitive advantage. Image quality and consistency and ever-shortening response time are becoming increasingly important to consumer products manufacturers as packaging assumes a greater role in product promotion. While prepress work represents a relatively small percentage of overall packaging costs, the visual impact (and, consequently, the effectiveness) of product packaging is largely dependent upon the quality of the prepress work.

     As technology has created opportunities for quicker production turnarounds, most of the Imaging Group's Fortune 500 consumer products clients have capitalized on this opportunity to modify their packaging more frequently in order to customize their promotional activities on a regional, seasonal or sporting event basis. This activity has greatly increased the importance of maintaining the integrity of the electronic image design and text data for each package variation. The Imaging Group has the capacity to maintain past, current and future package design data and, accordingly, serves as a quick access library of accurate file data for its customers.

     The Imaging Group's services are distinguished by a combination of the following core competencies:

      - TECHNICAL EXPERTISE. The Imaging Group emphasizes continuing training and development of its employees to ensure their effective utilization of state-of-the-art equipment and systems. Through programs offered at the Company-owned training center, at clients' on-site locations and at various national and regional seminars, the Imaging Group has had success in elevating its clients' standards and opportunities to levels requiring the superior technical expertise and capabilities that distinguish its services.

      - ACTIVE INTERFACE WITH CONVERTERS. The Imaging Group coordinates extensively with the converters for its customers' product packages to ensure uniformity in color and appearance. Over 40 years of service to the industry has enabled the Company to develop a reputation of superior performance and confidence with the converter. Individual printing presses may vary in the application of ink, affecting the quality of the color image. In order to minimize the effects of these variations, the Imaging Group makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of its clients' converters. The Imaging Group strives to afford its clients total control over their imaging arts processes with customized and coordinated service designed to ensure that the color quality, accuracy and consistency of a client's printed matter is maintained.

      - QUICK RESPONSE TIME. The ability to complete prepress services for packaging designs in a short period of time is essential to the Imaging Group's success. In connection with the introduction of a new or reformulated product, the Imaging Group is often required to complete prepress packaging work in as little as 24 hours. The Imaging Group is able to provide its clients with quick turnaround time largely because of its state-of-the-art prepress technologies as well as its extensive archive of its clients' package designs. The Imaging Group also places its employees on-site with clients to facilitate development of packaging designs which will convert easily into attractive packaging.

     PLASTICS GROUP. The Plastics Group currently produces more than 800 different filtration products ranging from highly sophisticated disposable medical and automotive filters to simple filters used to protect equipment from dust and water contamination. Most of the Plastics Group's filters are produced utilizing insert injection molding techniques, in which the filtration media is encapsulated in a plastic housing. The Plastics Group believes it is one of the leading producers in the world of filtration devices manufactured through the insert injection molding process.

     The market for filtration devices has grown consistently as end-users develop new applications in which filtration provides protection for people and equipment and improves product safety and performance. Management believes that one of the Plastics Group's primary strengths is its use and development of advanced design and manufacturing techniques, which provide broader latitude, greater structural integrity and increased cost-effectiveness compared to more conventional techniques.

     Consistent with its emphasis on technological innovations, the Plastics Group has focused on the development of numerous proprietary products and processes designed to enhance the Plastics Group's competitive position. The Plastics Group owns outright and/or has exclusive manufacturing rights to several significant patents, including a claim for the encapsulation of membrane filters, a two-piece filter design, the encapsulation of multiple layers of membrane, fuel injection nozzle filters, a process to hermetically seal sump transmission filters, a design for European in-tank fuel filters, a friction welding process, a needle-free access device for medical applications, a dental waterline filter, a medical check valve and a manufacturing component tray.

     The Plastics Group's products are sold primarily to manufacturers in the following four markets:

      - AUTOMOTIVE. As the complexity of automotive systems has increased, so has the demand for filtration. The two fastest growing filtration applications for automobiles involve anti-lock braking ("ABS") and powertrain-related systems. It is estimated that by the mid-to-late 1990s, ABS systems will be installed on almost all domestically produced cars. The Plastics Group has made significant penetration in the ABS market and will continue to have opportunities for additional market share as these systems become required standard devices. The Plastics Group's newly patented vibration welding process for automatic transmission sump filters is becoming more widely accepted at the original equipment manufacturer ("OEM") level given the increased design flexibility, weight savings, recyclability and increased performance the process provides over other technologies. Given the lead time from design to introduction of new car models, the Plastics Group projects realize significant revenue from these filters in the 1997 and 1998 fiscal years. Our products in this niche have increased from four vehicle platforms in 1994 to vehicle platform penetration of 24 vehicles for which new filters are currently being qualified. The Plastics Group has elected to focus on those products which are unique or proprietary in nature and not the low margin, "me too" variety of product.

      - HEALTHCARE. The Plastics Group's healthcare filters and devices are mainly sold to OEMs in the industry. These products are incorporated into finished products by the Plastics Group's customers and sold to end-users. The Plastics Group currently manufactures an extensive range of healthcare products, from simple vent filter devices to complex blood filters. The heightened awareness of disease transmittal and contamination associated with blood transfer has increased demand for blood filtration devices. The Plastics Group's filter media encapsulation process is particularly important in that it achieves the required uniform and complete sealing of delicate filter media within the plastic housing. This process also allows the sealing of plastic materials such as nylon and polypropylene, which are difficult to seal with other types of processes. Patent protection has been granted for a new family of needle-free access connectors which can be used in drug infusion therapy as well as in numerous other medical applications. In addition, in April 1995, the Plastics Group entered into an alliance with Solopak Pharmaceuticals of Elk Grove Village, Illinois, to market a new, patented needle-free access family of products to the I.V. infusion market. Solopak has licensed this product and purchased tooling and automation to establish an initial capacity of 20 million units annually. The Plastics Group has completed a new manufacturing cell for these products, and production is scheduled to begin in the second quarter of 1996.

           The Plastics Group also serves the healthcare market through the design and production of thermoform packaging products meeting specified sterilization requirements. In addition, the Plastics Group produces light gauge thermoform products, including components manufactured from raw materials with highly sensitive properties requiring special handling, environmentally controlled clean-room manufacturing facilities or sterilization processes, for the healthcare market.

      - CONSUMER PRODUCTS. The Plastics Group's products sold to consumer products manufacturers are principally point-of-purchase visual packaging. "Blister" packaging, another product of the Plastics Group, is an increasingly popular means of displaying consumer products for sale in hardware, convenience, warehouse and drug stores and other similar retail outlets. Thermoformed blister packaging is produced by heat-sealing a clear plastic bubble, or blister, which the Plastics Group's technicians have shaped and designed, onto coated cardboard, or by sealing two-sided packages through heat or microwave application. Batteries, cosmetics, hardware items, electrical components, sporting goods and toys are among the large variety of products sold in clear, thermoformed plastic packages. The Plastics Group designs and manufactures a complete selection of visual packaging in such forms as blisters, cards, clam shells, tri-folds, trays and header and display cards. In addition, under the trade name "Plasti-Chain," the Plastics Group manufactures finished products such as plastic chains, stanchions, posts, brick and log border edgings and other lawn and garden items, which it distributes directly to retailers.

      - INDUSTRIAL AND OTHER PRODUCTS. The Plastics Group sells more than 550 different products to OEMs for use in a variety of applications, including appliances, computers, scientific equipment and farm machinery. Specific products include filters for coffee makers, dishwashers, tertiary water purification systems, lawn mowers, outboard motors, small engines and numerous other diverse applications. The Plastics Group also produces certain light gauge thermoform products for the electronics industry. The Plastics Group has capabilities in product design, tool design, prototype tool construction, molding of production and prototype parts, and various decorating and post molding operations.

RESEARCH AND DEVELOPMENT

     IMAGING GROUP. The Imaging Group is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry. To build upon its leadership position, the Imaging Group is actively involved in system and software technical evaluations of various computer and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Imaging Group continually invests in new technology designed to support its high quality prepress services. The Imaging Group concentrates its efforts in understanding systems and tools available in the marketplace and creating solutions for off the shelf products.

     The Imaging Group has established the Schawk Technical Advisory Board for the purpose of researching and evaluating new technologies in the graphic arts industry. The Advisory Board, which formally meets quarterly to review new equipment and programs, facilitates the exchange of information among the various facilities in the Imaging Group, thereby conserving time and money spent in researching new technologies. Informal review and discussion of technological developments, however, is ongoing.

     The Imaging Group provides training to clients and employees alike on a regular basis. In 1992, the Imaging Group established the Schawk Client Service Consulting Group to offer customers desktop software training, proprietary software development, and technical training designed for the packaging industry. In 1993, the Imaging Group opened the Schawk Technical Training and Education Center to offer industry desktop software training to customers, certain vendors and employees. During 1995, the Imaging Group presented at 22 events, publishing 56 technical reports and quarterly newsletters, which were distributed to our clients as well as to our internal imaging operations. The group provided an estimated 3,199 hours of in-house training to its employees and 1,365 hours of in-house training to customers and to many of their designers and converters.

     PLASTICS GROUP. An important component of the Plastics Group's research and development efforts involves coordination with customers in developing new products designed to suit customer needs. In 1993, 1994 and 1995, research and development expenditures were approximately $3.7 million, $3.4 million and $3.5 million, respectively, substantially all of which amounts were effectively reimbursed by customers. Development of a new product typically begins with customer contact by the Plastics Group's sales engineers to identify a product need. The sales engineers work closely with a customer to define the customer's requirements and expectations. The Plastics Group develops a product design, mold and automation design. After the Plastics Group reviews the design with the customer, tooling and automation are built using state-of-the-art CAD/CAM systems and machining centers. The Plastics Group added dedicated research and development equipment in an effort to reduce product development time.

     In most cases, a prototype is produced to aid in the development of a product and to identify unknown factors in process and product design. Field trials may be conducted with the prototype product to verify that the product meets customer requirements. Testing and specifications are developed cooperatively with customers so that specified requirements are consistently understood and met.

     The Plastics Group has expanded its design and development capabilities to include 3D design and rapid prototype modeling and has invested in advanced equipment devices (ultrasonic welding, laser machines and robots) and computer control systems to ensure process and quality control in its manufacturing operations. In many cases, the Plastics Group will use specialized outside suppliers to assist in building equipment components that cannot be economically built by the group, as well as to ensure that the newest technologies are being used to maintain the Plastics Group's technological edge in the marketplace. The cost of tooling for a new product is often borne by the customer, in which case the customer owns, and has a proprietary interest in, the mold. The cost of tooling for a typical new product may range from as low as $5,000 to more than $200,000. If automation is involved, the total project could be $1 million or more. The customer often shares in costs of automation in addition to the tooling. Management believes that strong, long-term customer partnerships develop as a result of this shared financial commitment where the customer participates in the costs of tooling and/or automation.

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

     As another means of accessing new technologies, the Plastics Group has pursued strategic alliances with customers in an effort to improve its competitive position.

     Resources are devoted to new products on the basis of rate of return and a market and economic analysis which indicates a long-term product usage potential. Product development and qualification can take from six months to three years before final product release.

MARKETING AND DISTRIBUTION

     IMAGING GROUP. The Imaging Group markets its services nationally, including through seminars, newsletters and training sessions targeted at existing and potential customers. The Imaging Group sells its services through a group of approximately 80 direct salespersons and 100 customer service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and direct mail. The Imaging Group has marketing agreements with four European companies and one company in the Far East.

     PLASTICS GROUP. The Plastics Group sells its products to OEMs in North America and Europe through a combination of direct sales professionals and manufacturers' representatives. At year-end, North American operations had 12 full-time direct sales professionals and European operations had four full-time direct sales professionals and had contracted with three independent sales representatives. Recently, the European operations' sales and marketing efforts were reorganized to centralize reporting responsibility directly to the President of European operations, based in France. Sales representatives are based at each manufacturing plant. In 1995, the Plastics Group's foreign operations accounted for approximately 19% of the Group's net sales and were generated primarily in France, Germany, the United Kingdom and Italy.

CUSTOMERS

     IMAGING GROUP. As part of its increasing focus on being the agent for those parties to whom it provides products and services, the Imaging Group considers those parties to be clients and not just customers. The Imaging Group's clients consist of: (i) direct purchasers of color separations, including end-use consumer products manufacturers; (ii) converters; and (iii) advertising agencies. Many of the Imaging Group's clients, a large percentage of which are Fortune 500 companies, are multinational in scope and often use numerous converters throughout the country. Because these clients desire uniformity of color and image quality across a variety of media, the Imaging Group plays a very important role in coordinating their printing activities by maintaining current specifications of each of its clients' converters. Management believes that this role has enabled the Imaging Group to establish closer and more stable relationships with these clients. End-use clients often select and utilize the Imaging Group to ensure better control of their packaging or other needs and depend upon the Imaging Group to act as their agent to ensure consistency among numerous converters and packaging media. The Imaging Group also has several employees working at selected client facilities to maximize the efficiency and quality of the Imaging Group's services to those clients. As its new art production services continue to expand, the Imaging Group anticipates that it will be well positioned to further develop its efforts in providing telecommunication services.

     Many of the Imaging Group's clients place orders on a daily and weekly basis and work closely with the Group year round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to current events (such as sporting events), prompting such manufacturers to redesign their packages more frequently and resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend towards more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Imaging Group's business. In addition, consumer products manufacturers have a tendency to sole-source their prepress work with respect to a particular product line, so that changes to the basic design can be made more efficiently. As a result, the Imaging Group has developed a base of steady clients in the food and beverage industry. During 1995, no single customer accounted for more than 7% of the Imaging Group's net sales, and the 10 largest customers in the aggregate accounted for less than 38% of net sales.

     The Imaging Group's reputation for high quality services is in large part due to its emphasis on client service and TQM. Each client is assigned to a designated technician (large accounts may be assigned to two or more service representatives) to promote continuity in a client's relations with the Imaging Group. Client relations are generally handled through the facility providing services to the particular Clients Service Group representatives typically monitor the production of a client's project throughout the production process to ensure compliance with client specifications and completion of the project in a timely manner.

     PLASTICS GROUP. The Plastics Group primarily sells its products to manufacturers for incorporation into finished products subsequently sold to end-users. The Plastics Group sells most of its automotive filters directly to OEMs both domestically and in Europe, as well as to the automotive suppliers who require filters in the subsystems they supply to the automobile manufacturers. The Plastics Group supplies its healthcare product filters and devices to customers in the U.S. and Europe. Many of the Plastics Group's customers in the automotive and healthcare industries sole-source their production work with the company which originally designed the product. Thus, the Plastics Group frequently gets contracts from customers for whom it has performed design work. The Plastics Group also supplies many other smaller customers in the U.S. and Europe with a wide range of filters and devices. The Plastics Group's thermoforming business has targeted the consumer, custom electronics and medical packaging market segments. During 1995, no single customer accounted for more than 6% of the Plastics Group's net sales, and the 10 largest customers in the aggregate accounted for approximately 22% of net sales.

     The following is an alphabetical listing of a representative sample of current clients and customers of the Company:


      IMAGING GROUP                          PLASTICS GROUP
      -------------------------------------  -----------------------------

      Bayer Corporation                      Abbott Laboratories
      Campbell Soup Company                  Baxter International Inc.
      ConAgra, Inc.                          Bendix
      General Mills, Inc.                    Robert Bosch Corporation
      Hershey Foods Corporation              Braun, Inc.
      Hunt-Wesson, Inc.                      Chrysler Corporation
      Leaf Inc.                              Emerson Electric
      Leo Burnett Company, Inc.              Ford Motor Company
      Lever Brothers                         G.D. Searle & Company Ltd.
      Lipton Tea Company, Ltd.               General Motors Corporation
      M&M/Mars                               Gerber Products Company
      Nabisco Foods Group                    Haemonetics Corporation
      Pillsbury Inc.                         IGA, Inc.
      The Procter & Gamble Company           IMED
      Publishers Clearing House              ITT Teves America
      The Quaker Oats Company                M&M/Mars
      The Reader's Digest Association, Inc.  Marwal European
      SmithKline Beecham                     Motorola, Inc.
      Stouffer Foods Corporation             Pall Corporation
                                             Renault V.I. and Peugeot S.A.


BACKLOG

     The Company's backlog of unfilled orders was approximately $22.0 million on December 31, 1995, compared with approximately $22.8 million on December 31, 1994. Most orders are filled within 90 days of receipt. It is anticipated that substantially all of the orders on hand on December 31, 1995 will be filled during 1996. Although orders are subject to cancellation by the purchaser, the Company's experience has been that the impact of such cancellations is not significant.

COMPETITION

     IMAGING GROUP. The Imaging Group's competition comes from three sources: other independent color separators, converters which have prepress service capabilities, and customers who are able to use developing technologies to perform in-house the services previously provided by the Imaging Group.

     Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Imaging Group believes that only one firm, Wace Group U.S.A., a subsidiary of Wace P.L.C., competes with it on a national basis and that only one other firm, Southern Graphics, a subsidiary of Reynolds Aluminum, competes with it on a regional basis. The remaining independent color separators are local firms that compete in specific markets. To remain competitive, each firm must maintain customer relationships and recognize, develop and exploit state-of-the-art technology.

     Some converters with prepress service capabilities compete with the Imaging Group by performing such services in connection with printing work. Independent color separators such as the Imaging Group, however, may offer greater technical capabilities and speed of delivery. In addition, converters may also utilize the services of the Imaging Group because of their own limited productive capacities and technical skills. Increasingly dependent upon technology, converters have exhibited growing reluctance to provide prepress services.
     Finally, until recently, the Imaging Group faced continuing competition from some of its own clients who sought to reduce costs by performing color separation services in-house. To counter this threat, the Imaging Group continues to use clients' education programs to demonstrate the value added by the Imaging Group's continual investments in rapidly changing technology and training. The Imaging Group believes that its skilled personnel and the ongoing training provided to employees and clients will continue to distinguish the Group from its competitors. Furthermore, there is a growing trend for clients to outsource more work to the Imaging Group.

     PLASTICS GROUP. The Plastics Group competes in the filter, visual packaging and specialty plastics markets. The filter industry is characterized by a wide range of specialty products. The Plastics Group's market niche developed from its ability to insert mold and overmold a wide variety of woven screens, non-woven media and membranes. The Plastics Group competes on the basis of service, cost, quality, design, manufacturing process and timeliness of delivery. A recent focus of the Plastics Group is to reduce competitive pressures through a more focused effort to develop patent protection products.

     The Plastics Group has five principal competitors in the insert molding business of filter manufacturing in the United States: the Filtran Division of SPX Corporation; ITW-Deltar Division; the Kuss Division of Fleetguard Corporation; Arbor Technologies; and Gelman Sciences. Each of these companies competes only in certain market segments and none competes in every market segment against the Plastics Group.

     The thermoforming market is fairly fragmented with no company having a dominant share of the market. The printing market is similarly fragmented. Very few competitors have both thermoforming and printing capabilities.

PURCHASING AND RAW MATERIALS

     IMAGING GROUP. The Imaging Group purchases photographic film and chemicals, paper, ink, plate materials, and various other supplies and chemicals for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. Materials and supplies account for only a small portion of the Imaging Group's costs of production, and no shortage is anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials will continue to reduce. Historically, the Imaging Group has negotiated and enjoys significant volume discounts on materials and supplies from most of its suppliers.

     PLASTICS GROUP. The Plastics Group's major raw materials are thermoplastic resins, filtration media and purchased components. Supplies of these materials are available from both domestic and foreign sources. Recently, the Plastics Group entered into several strategic alliances in an effort to intensify supplier competition. The Plastics Group believes these alliances will reduce its costs of raw material in the future. The purchased filtration media generally requires special processing before its use in the manufacturing process. In the past, the majority of this specialty processing was performed in the Plastics Group's Hebron, Illinois and France facilities. The Plastics Group recently has expanded this specialty process to each of its filter manufacturing locations and believes that this expansion will reduce scrap and inventories.

PATENTS AND TRADEMARKS

     IMAGING GROUP. The Imaging Group owns no significant patents. The trademarks "Schawk" and "Clockface and Creole" and the trade names "Amber Design," "Color Data East," "Schawkgraphics," "Schawk Client Services Group and Schawk Prep," "Lincoln Graphics," "Litho Colorplate," "LSI/Atlanta," "LSI/Kala," "Process Color Plate," "Total Reproductions" and "Weston Engraving" are the most significant trademarks and trade names used by the Imaging Group.

     PLASTICS GROUP. The Plastics Group owns several significant patents. They include the encapsulation of membrane filters, a two-piece filter design, the encapsulation of multiple layers of membrane, fuel injection nozzle filters, a process to hermetically seal sump transmission filters, a design for European in-tank fuel filters, a friction welding process, a medical check valve and a manufacturing component tray. Patents are material to the competitiveness of the business. The trademarks "Filtertek" and "Plasti-Chain" are the most significant trademarks

2:54 PM           3/25/96

used by the Plastics Group. In 1995, there were 18 new product patent applications filed, more than half the amount of patents the Company has had in its history.

EMPLOYEES

     IMAGING GROUP. As of December 31, 1995, the Imaging Group had 642 full-time employees. Of this number, 70% are production employees of which 198 are represented by local units of the Graphic Arts International Union. The Imaging Group's craft employees are crucial to its operations. Seven contracts covering the Imaging Group's craft employees in five facilities are subject to renegotiation in 1997. All contracts are area-wide agreements bargained by groups of employers. The Imaging Group considers its relationships with its employees to be good.

     PLASTICS GROUP. As of December 31, 1995, the Plastics Group employed 1,063 full-time employees. Substantially all of the Plastics Group's employees are engaged in production. Filtertek Ireland has 95 employees, including 71 employees covered by collective bargaining agreements. No other employees in the Plastics Group are covered by collective bargaining agreements. The Plastics Group considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

FACILITIES

     The Company owns or leases the following office and manufacturing facilities:


                                                                                LEASE
                                             OWNED/                           EXPIRATION
         LOCATION            SQUARE FEET     LEASED           PURPOSE            DATE
---------------------------  -----------  -------------  ------------------  ------------
                            (APPROXIMATE)
IMAGING GROUP:
Armonk, New York ..........   10,000       Leased             General Offices,    Month to
                                                              Manufacturing       month
Carmel, Indiana ...........      782       Leased             General Offices     October 1998
Cherry Hill, New Jersey ...   35,000       Owned              General Offices,    N/A
                                           Manufacturing
Chicago, Illinois .........   42,000       Leased             General Offices,    June 2002
                                           Manufacturing
Des Plaines, Illinois .....    3,500       Leased             Warehouse           March 1998
Des Plaines, Illinois .....   20,000       Owned              Executive Offices,  N/A
                                           Customer Training
                                           Center
Des Plaines, Illinois .....   60,000       Leased             General Offices,    N/A
                                           Manufacturing
Hackettstown, New Jersey ..    2,000       Leased             General Offices,    October 1997
                                           Manufacturing
Kalamazoo, Michigan .......   67,000       Owned              General Offices,    N/A
                                           Manufacturing
Minneapolis, Minnesota ....   31,000       Owned              General Offices,    N/A
                                           Manufacturing
Roseville, Minnesota ......   16,000       Leased             General Offices,    May 1997
                                           Manufacturing
Smyrna, Georgia ...........   20,000       Leased             General Offices,    October 1998
                                           Manufacturing
PLASTICS GROUP:
County Limerick, Ireland ..   37,000       Owned              General Offices,    N/A
                                                              Manufacturing
Eagle, Wisconsin ..........   55,000       Owned              General Offices,    N/A
                                                              Manufacturing
Gustorf, Germany ..........    1,200       Leased             General Offices,    Month to
                                           Sales Product                          month
                                           Development
Hebron, Illinois ..........  108,000       Owned              Executive Offices,  N/A
                                           Manufacturing
Huntley, Illinois .........   98,000       Owned              General Offices,    N/A
                                           Manufacturing
Huntley, Illinois .........   40,000       Owned              General Offices,    N/A
                                           Manufacturing
Patillas, Puerto Rico .....  100,000       Owned              General Offices,    N/A
                                           Manufacturing
Plailly, France ...........   33,000       Owned              General Offices,    N/A
                                           European
                                           Headquarters,
                                           Manufacturing
Stockton, California ......   54,000       Leased/            General Offices,    May 2003
                                           Option             Manufacturing
                                           to Purchase

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

     On November 29, 1995, the same three stockholders of Filtertek filed a lawsuit against Schawk and certain of Filtertek's directors seeking to bring a class action to recover damages on behalf of all Filtertek public shareholders on December 30, 1994, the date when the merger became effective. The Compliant alleges that the proxy statement disseminated in connection with the merger contained material misstatements and omissions, in violation of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. Section 78n(a), which led the minority public shareholders to approve the merger, resulting in damages to these shareholders. The Compliant also alleges that the individual defendants breached their fiduciary duties as directors of Filtertek to the public stockholders to act independently to protect the public shareholders' interests, to ensure no conflicts of interest existed or that any such conflicts were resolved in the best interests of the public shareholders and to provide public shareholders with adequate information with respect to the merger. The Company has and intends to continue to vigorously defend against the lawsuits and believes that they are without merit. Management does not consider the actions to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders for the year ended December 31, 1995.

                                   PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
         SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION
         QUARTERLY FINANCIAL DATA

                                                                  (Thousands of Dollars, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                        Pro Forma Net
                                                                        Income Adjusted       Primary and Fully
                                                                        Only for Income       Diluted Earnings
                       Net Sales     Cost of Sales   Net Income (Loss)  Taxes (a)             Per Share
---------------------------------------------------------------------------------------------------------------------
1995 Quarter Ended:
  March 31                 $ 45,420        $ 31,159            $ 1,611                                  $      .07
  June 30                    45,348          31,830              1,997                                         .09
  September 30               40,681          29,539                947                                         .03
  December 31                40,841          29,862              2,381                                         .11
                     --------------  --------------  -----------------  --------------------  --------------------
    Total                  $172,290        $122,390            $ 6,936  --------------------            $     0.29
                     ==============  ==============  =================  ====================  ====================
1994 Quarter Ended:
  March 31                 $ 46,430        $ 28,667            $ 5,361               $ 3,395            $     6.69
  June 30                    48,839          31,084              4,548                 2,848                  5.61
  September 30               44,630          27,929              4,764                 2,983                  5.88
  December 31                46,246          32,284            (1,204)                 1,021                  2.02
                     --------------  --------------  -----------------  --------------------  --------------------
    Total                  $186,145        $119,964            $13,469               $10,247            $    20.20 (d)
                     ==============  =================  ==============  ====================  ====================
DIVIDENDS DECLARED
---------------------------------------------------------------------------------------------------------------------
                        Per Class A Common Share                                          Amount
Quarter Ended:            1995          1994 (b)                                1995                1994 (b)
---------------------------------------------------------------------------------------------------------------------
  March 31                 $  0.065                                                  $ 1,246            $       --
  June 30                     0.065                                                    1,247                 5,789
  September 30                0.065                                                    1,240                 5,809
  December 31                 0.065                                                    1,243                 8,800
                     --------------  --------------                     --------------------  --------------------
    Total                  $  0.260                                                  $ 4,976            $   20,398
                     ==============  ==============                     ====================  ====================
STOCK PRICES
---------------------------------------------------------------------------------------------------------------------
Quarter Ended:                         1995 High/Low                       1994 High/Low (c)
---------------------------------------------------------------------------------------------------------------------

March 31                                 11 - 8 1/4                            9 7/8 - 8 1/2
June 30                              9 1/ 8 - 7 3/8                           10 3/4 - 8 1/4
September 30                          8 3/4 - 7 1/8                           13 3/8 - 9 5/8
December 31                           7 3/4 - 5 7/8                           13 1/8 - 9 3/8

(a) Adjusted only for pro forma income taxes in 1994. (See Note 15 to the Schawk, Inc. audited financial statements.)

(b) Dividends declared are for the Old Schawk Companies, and do not include amounts of the former Registrant, Filtertek, Inc. Prior to the Merger with Filtertek, Inc. on December 30, 1994, the Old Schawk Companies were privately held S Corporations with a limited number of shares outstanding. Dividends were declared on the basis of stockholder cash requirements and not necessarily on the basis of earnings. Dividends declared per share computations have not been presented because management does not consider this information to be meaningful prior to 1995.

(c) Stock prices for 1994 are for the former Company Filtertek, Inc. The Registrant had 2,083 stockholders of record on November 15, 1995. The Company's stock is listed on the NYSE.

(d) Because of the limited number of stockholders prior to the merger in December 30, 1994, earnings per share data is not meaningful for comparative purposes.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,
(Thousands of Dollars, Except Per       1995         1994            1993          1994        1993          1992          1991
Share Amounts)                       Historical  Pro Forma (a)  Pro Forma (a)   Historical  Historical  Historical (d)  Historical
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT
INFORMATION
  Net Sales                            $172,290       $186,145        $169,038    $186,145    $169,038        $110,999     $79,432
  Operating Income                       13,637         26,254          21,820      24,273      19,965          14,331      12,325
  Income Before Income Taxes and
    Minority Interest                     8,090         21,016          17,640      19,035      15,785          12,854      11,706
  Income Taxes                            1,154 (b)      7,071           6,400       3,849 (c)     840             571         248
  Net Income                              6,936         12,585           9,907      13,469      14,616          12,466      11,458
  Net Income Per Share                    $0.29             --              --          --          --              --          --
PRO FORMA INFORMATION
  Pro forma Income Taxes                     --             --              --       7,071       6,400           5,300       4,700
  Pro forma Net Income Adjusted Only
    for Income Taxes                         --             --              --      10,247       9,056           7,737       7,006
  Pro forma Net Income
  Per Share                                  --          $0.64           $0.49          --          --              --          --
CONSOLIDATED BALANCE SHEET
INFORMATION
  Working Capital                       $26,875             --             $--     $25,753     $30,049         $26,186     $12,984
  Total Assets                          184,463             --              --     193,925     180,193         155,756      55,401
  Long-Term Debt, Capital Lease
    Obligations and Redeemable
    Preferred Stock                      75,582             --              --      81,090      83,271          70,803       7,172
  Stockholders' Equity                   76,429             --              --      75,590      51,119          44,183      36,630
OTHER  DATA
  Cash Dividends per Common Share (e)     $0.26             --              --          --          --              --          --
  Depreciation and Amortization          16,219             --              --      14,866      15,336           7,784       4,485
  Capital Expenditures                  $11,027             --              --     $13,882     $19,066         $11,060      $3,747

(a) Pro forma net income includes adjustments for the Merger, purchase accounting, and income taxes. See Note 15 to the Schawk, Inc. audited financial statements.

(b) The 1995 tax provision includes a benefit of $1,632 for utilization of net operating loss carryforwards.

(c) Includes a one time deferred tax charge of $3,000 for termination of S Corporation tax election.

(d) On September 21, 1992, Old Schawk effectively acquired a controlling interest in Filtertek which was accounted for as a purchase.

(e) Because of the limited number of stockholders prior to the Merger on December 30, 1994, dividends per share data is not meaningful and has not been presented prior to 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     Schawk has grown through a series of strategic acquisitions over the last 21 years in which many owner-manager teams of acquired firms have been retained. Purchase terms have typically involved cash, notes and performance-based future compensation. These acquisitions have been assimilated and in nearly every instance have been accretive to future earnings growth.

     These successful acquisitions are elements of a strategic plan to acquire market niche companies with Fortune 500 customer lists, excellent customer service or proprietary products and solid management which receives performance incentives to continue to grow the business. All of Schawk's acquisitions were in strong markets serving customers with both technological and quality advantages. The Company believes that continued emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its imaging and information technologies and plastics product offerings. The Company also believes it has greater versatility in manufacturing and serving its customers than smaller, less capitalized and less integrated competitors, and that this versatility will result in greater opportunities for internal growth and consolidation.

     Schawk acquired or initiated the start-up of the following companies during the last four years. In May 1992, Schawk acquired Lincoln Graphics, Inc. in Cherry Hill, New Jersey. Lincoln Graphics gives the Imaging Group a strong East Coast presence in the prepress packaging markets. In July 1992, Schawk acquired Flexo Graphics, Inc. in Roseville, Minnesota. Flexo Graphics, Weston Engraving and Litho Colorplate are three Imaging Group companies servicing the Minneapolis-St. Paul packaging markets. Schawk Client Services Consulting Group was formed during the third quarter of 1992 to service the graphic arts software, hardware and training needs of the Imaging Group's customers. In 1994, Schawk Client Services Consulting Group was enhanced when the previous owners of Clockface and Creole, a well-known graphic arts training company, agreed to liquidate its operation, join the group and further develop the technical training and education division of Schawk. In 1995, Schawk's Imaging Group completed the acquisition of the Noral Company. The Imaging Group combined this operation with its Total Reproductions and subsquently merged both operations into its Schawkgraphics operation. During the first quarter of 1996, Schawk announced the intent to acquire Waselle Graphics, Inc. Waselle is a graphics design and print production studio located in Chicago. This acquisition will strengthen Schawk's strategy of being "closer to the customer," through integrated services.

     Schawk effectively acquired a controlling interest of the outstanding equity of Filtertek in September 1992. On June 1, 1993, Filtertek purchased Plastic Molded Concepts (PMC) in Eagle, Wisconsin. PMC is a manufacturer of specialty plastic components for the healthcare and industrial industries. On October 2, 1993, Filtertek purchased three plastics thermoforming operations:
Robinson Industries and Fuzere Midwest, both located in Huntley, Illinois, from Schawk, and Fuzere Manufacturing Company, Inc., located in Stockton, California, from the stockholders of Schawk (collectively, the "Robinson/Fuzere transaction"). These thermoforming companies are now operated as the Tek Packaging Group, Inc. The Plastics Group, during the first quarter 1996, has executed a letter of intent to purchase 60% ownership in Acoplast, a plastic injected molded automotive filter manufacturer in Sao Paulo, Brazil. Acoplast will give us additional products for our automotive line as well as provide a conduit to South American customers for our healthcare products.

     During a strategic review of operations during late 1995, the Schawk, Inc. Executive Management Team made the decision to divest PMC in Eagle, WI. PMC no longer fits into the realigned product focus. PMC is being sold to a management led group of employees. During the 1995 strategic review, Schawk also merged Total Reproductions/Noral into Schawkgraphics to further increase our product offerings and improve the operating margins of these two separate companies.

     Filtertek and Schawk had been operating under common control and management since September 1992. During that time, it became apparent to management that combining the companies would simplify and enhance the operations, management, and strategic direction. In November 1994, Filtertek and Schawk agreed to merge, and, following receipt of the requisite stockholder approval by more than 66 2/3% of the independent stockholders of Filtertek, Schawk merged with and into Filtertek effective as of December 30, 1994 (the "Merger"). Filtertek's name was changed then to Schawk, Inc.

BASIS OF PRESENTATION

     The Merger was accounted for using the purchase method of accounting. Because Schawk owned a controlling interest in Filtertek prior to the Merger, under AICPA Accounting Interpretation 26 of Accounting Principles Board Opinion No. 16, the Merger was required to be accounted for as if Schawk had acquired the minority interest in Filtertek's Class A common stock outstanding at the effective time of the Merger. Accordingly, the consolidated financial statements of Schawk are treated as the Company's historical financial statements in future financial reporting. Such historical financial statements of Schawk include the results of Filtertek since Schawk's acquisition of its controlling interest in September 1992.

     In light of the changes made in accounting presentations in 1995, the following discussion of periods prior to the consummation of the Merger includes an analysis of (i) pro forma consolidated income statement data for the Company; and (ii) the historical consolidated results of operations and financial condition of Schawk, which include 100% of sales but only 60% of earnings for 1993 and 1994, since Schawk's controlling interest in Filtertek beginning September 1992.

Pro forma calculations:

The earnings per share presented for 1994 and 1993 are pro forma calculations. The Company believes that the pro forma presentation best represents the actual results of the combined operations as if they had been merged for the comparable periods of 1994 and 1993. The actual earnings per share for Schawk are not informative because Schawk was a privately owned S Corporation and had a limited number of outstanding shares prior to the Merger with Filtertek on December 30, 1994. Further, as an S Corporation, taxation of the corporate entity was minimal. The shares outstanding in the pro forma earnings per share calculations account for the shares exchanged in the Merger as if the exchange occurred at the beginning of each of the periods presented. Consequently, the minority interest in the earnings of Filtertek has been eliminated. In addition, pro forma purchase accounting adjustments for increased goodwill amortization, increased depreciation for fair value adjustments to property and equipment, and reductions in compensation expense for new employee/stockholder agreements effective January 1, 1995 have also been made to present pro forma earnings per share. Additionally, the earnings have been adjusted as if the Imaging Group had been taxed at regular corporate income tax rates instead of S Corporation rates. Schawk terminated S Corporation tax status on December 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS -- 1995 VERSUS 1994

NET SALES.   Sales were $172.3 million for 1995 versus 1994 sales of $186.1 million. 1994 revenue was a record level due in part to labeling law changes required by the NLEA (National Labeling and Education Act). This 7.4% decrease in sales was due to a 16.1% decline in Imaging Group sales as clients adjusted their typical package redesign cycles as a result of the 1994 deadline of NLEA combined with large increases in paper prices. The result was that many of the Imaging Group clients elected to postpone package changes from the record 1994 levels in order to use up existing packaging inventories. The Company does not anticipate that these two factors will be repeated in the future. The Plastics Group's sales were up 3.4% as higher healthcare and consumer sales offset a decline in OEM automotive sales during the last half of 1995.

OPERATING INCOME AND MARGIN. Operating income for 1995 was $13.6 million, a 43.8% decrease from historical 1994 operating income of $24.3 million (a 48.1% decrease from pro forma operating income of $26.3 million). The operating margin declined to 7.9 % in 1995, from historical 13.0% in 1994 (pro forma operating margin in 1994 was 14.1%). This margin decline resulted primarily from lower sales for the Imaging Group, a high fixed cost business. The Imaging Group took multiple steps during 1995 to lower its cost base including: a consolidation of its operating units, a reduction in workforce and a reduction in sales, general and administrative costs. The Plastics

Group's operating margin also declined as a result of lower annual automotive volume on fixed costs in the domestic filter operations, increased research and development costs and higher material and labor costs in the packaging operations. The Plastics Group also initiated a cost reduction program in 1995 and had a reduction in workforce and similar cutback in sales, general and administrative costs. Higher labor content work was moved to plants with lower direct labor costs. On a positive note, the Plastics Group's international operations were profitable during 1995 for the first time in several years. Additional cost measures are anticipated to continue at both product groups during the first half of 1996.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST.   Income before income taxes
and minority interest for 1995 was $8.1 million compared with historical of $19.0 million for the same period in 1994 (pro forma income before income taxes and minority interest was $21.0 million in 1994). This was a 57.5% decrease in historical income before income taxes and minority interest (a pro forma decrease of 61.5%). Interest expense increased from $5.2 million in 1994 to $6.3 million in 1995 due to marginally higher average interest rates and higher average outstanding debt in 1995.

NET INCOME.   Net income for 1995 declined by 48.5% to $6.9 million as compared to historical income of $13.5 million in 1994 (pro forma income declined by 44.9% from $12.6 million). This decline was the result of the above mentioned factors. Additionally, the 1995 tax provision contains a benefit of $1.6 million for utilization of net operating loss carryforwards for which no tax benefit was previously recorded and 1994 contains a $1.0 million charge to other expense for the write-off of stock offering costs.

PRO FORMA FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRO FORMA CONSOLIDATED RESULTS -- 1994 VERSUS 1993

NET SALES.   Sales were $186.1 million for 1994 versus 1993 sales of $169.0 million. This was a 10.1% increase due to steady internal growth of the Company's existing customer base.

OPERATING INCOME AND MARGIN. Pro forma operating income for 1994 was $26.3 million, a 20.3% increase over 1993 operating income of $21.8 million. The operating margin increased to 14.1% in 1994, from 12.9% in 1993. This margin improvement resulted from imaging operating efficiencies, the closure of excess manufacturing capacity in Germany, and continued improvements through automation of manufacturing processes.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Pro forma income before income taxes and minority interest for 1994 was $21.0 million compared with $17.6 million for the same period in 1993. This was a 19.1% increase in income before income taxes. Interest expense increased from $4.9 million in 1993 to $5.2 million in 1994 due to rising interest rates. The Company also recorded in the fourth quarter a $1.0 million pre-tax charge to income related to the proposed offering of Schawk, Inc. Class A common stock which was withdrawn from the Securities and Exchange Commission (SEC) in March 1995.

NET INCOME. Pro forma primary and fully diluted earnings per share adjusted for the Merger, purchase accounting, and income taxes (see Note 15 to the Schawk, Inc. audited financial statements) for Schawk, Inc. was $0.64 for 1994, a 30.6% increase over pro forma primary and fully diluted 1993 earnings per share adjusted for the Merger, purchase accounting and income taxes of $0.49. Pro forma net income increased to $12.6 million in 1994 from $9.9 million in 1993. The Company also recorded in the fourth quarter of 1994 a $0.6 million after-tax charge to income related to the proposed offering of Schawk, Inc. Class A common stock which was withdrawn from the SEC in March 1995.

PRO FORMA IMAGING GROUP -- 1994 VERSUS 1993

NET SALES. Sales increased 8.4% to $103.9 million in 1994 from $95.8 million in 1993. The largest sales increases were seen in the flexographics operations with more food and consumer products moving towards flexible packaging. This increase was due to continued product extensions, increased product entries into the market, and packaging label changes required by federal law.

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

PRO FORMA PLASTICS GROUP -- 1994 VERSUS 1993

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

HISTORICAL CONSOLIDATED RESULTS -- 1994 VERSUS 1993

NET SALES. Historical sales for this period were identical to the pro forma sales (see page 21).

OPERATING INCOME AND MARGIN. Operating income increased by 21.6% from $20.0 million in 1993 to $24.3 million in 1994. Operating margin improved from 11.8% in 1993 to 13.0% in 1994. This increase reflects higher gross margins on increased sales with only modest increases in selling, general and administrative expenses. A faster generation of equipment and a well-trained workforce which can take advantage of such technology advances has improved gross margins because work moves more quickly through the manufacturing sites.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Income before income taxes and minority interest for 1994 was $19.0 million, up 20.6% from $15.8 million in 1993 as a result of the above discussion regarding net sales and operating income and margin.

NET INCOME. Net income for 1994 was $13.5 million, down 7.8% from $14.6 million in 1993. The 1994 income tax provision includes a $3.0 million adjustment to reflect the termination of the S Corporation status of Schawk. Additionally, 1994 reflects a $0.6 million after-tax charge related to the proposed offering of Schawk, Inc. Class A common stock which was withdrawn from the SEC in March 1995.

LIQUIDITY AND CAPITAL RESOURCES

Schawk has a $55.0 million multicurrency Revolving Credit Agreement (reduced voluntarily by the Company from $100.0 million at inception as a result of entering private debt placement, see below) to provide financing, acquisition funding and working capital flexibility. The agreement was effective in June 1995 and matures in June 2000. Advances under the revolver bear interest at an annual rate equal to either the Eurodollar interest rate plus a scaled premium or at the election of the Company, the lender's prime rate. The blended interest rate for the year ended December 31, 1995 was 6.6%. On December 31, 1995, advances under the revolver were $28.8 million, down from the December 31, 1994 level of $74.3 million. Amounts borrowed and repaid under the facility may be borrowed again from time to time up to the current maximum of $55.0 million.

Schawk has an interest rate swap (floating to fixed) which sets the rate of interest on the revolving credit facility at 5.81%. See Note 8 to the Schawk, Inc. audited financial statements. The swap amount at December 31, 1995 was $16.0 million. If the swap was terminated at December 31, 1995, Schawk would owe the bank $75,000.

In connection with the Merger, Schawk issued notes payable in payment of the $8.8 million S Corporation dividend to the Schawk Family. These notes bear interest at 5% per annum and are payable on demand. At December 31, 1995, the amount owing on these notes was $5.8 million.

The Company entered into a private placement of debt on August 18, 1995, for $40.0 million with a term from 1999 through 2004 (averaging seven years) at an average rate of 6.85%. This long-term debt agreement replaced part of the revolving credit agreement (see above).

CASH FLOWS

The Company's working capital at December 31, 1995 was $26.9 million, representing a 4.4% increase over the 1994 year-end level of $25.8 million. Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations, or through short-term or long-term financing. The Company currently pays a regular quarterly dividend on the Class A common stock of $0.065 per share, or $0.26 per share annually. The Company also pays a 5% dividend on its preferred stock.

The Company had combined capital expenditures for 1995 of $11.0 million. The Schawk combined capital expenditures during 1994 were $13.9 million, and $19.1 million during 1993. The expenditures were primarily due to acquisitions, building renovations, the purchase of several properties and new equipment. Capital expenditures were reduced during 1995 due to slower sales.

Combined depreciation and amortization for Schawk was $15.3 million in 1993, $14.9 million in 1994 and $16.2 million for the year ended 1995. Acquisitions during 1994 and 1995 were negligible.

In 1995, the Company repaid $9.0 million on its debt to both the notes payable and on its long-term debt. Additionally, $1.7 million of common stock were repurchased on the open market under authorization from the Company's buyback program.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Index to Financial Statements Covered by Report of Independent Auditors

                                                               Page
                                                               ----
Management's Responsibilities for Financial Reporting           26
Reports of Independent Auditors                                 27

FINANCIAL STATEMENTS

Consolidated Balance Sheets --
               December 31, 1995 and 1994                       30

Consolidated Statements of Income -- Years Ended
               December 31, 1995, 1994 and 1993                 31

Consolidated Statements of Stockholders' Equity --Years Ended
               December 31, 1995, 1994 and 1993                 32

Consolidated Statements of Cash Flows --Years Ended
               December 31, 1995, 1994 and 1993                 33

Notes to Consolidated Financial Statements                      34


FINANCIAL STATEMENT SCHEDULES:

SCHEDULE II -- Valuation Reserves                               55

Financial Data Schedule                                 Exhibit 27

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

     The Company's financial statements have been audited by Ernst & Young LLP, independent auditors, whose report thereon follows. Their report relies on the report of Arthur Andersen LLP, which audited the Company's Plastics Groups in 1994 and 1993. As part of their audit of the Company's financial statements, Ernst & Young LLP and Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has made available to Ernst & Young LLP and Arthur Andersen LLP the Company's financial records and related data.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at item 14a. These financial statements and schedules are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1994 and 1993 financial statements of Filtertek, Inc. (the Plastics Group of Schawk, Inc.), which statements reflect total assets of $77,723,000 as of December 30, 1994 and total revenues of $82,257,000 and $73,183,000 for the period ended December 30, 1994 and the year ended December 31, 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to 1994 and 1993 data included for the Plastics Group, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Chicago, Illinois
February 9, 1996                                         Ernst & Young LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Schawk, Inc.

We have audited the consolidated balance sheets of Filtertek, Inc. and subsidiaries (a Delaware corporation and subsidiary of Schawk, Inc.; previously a combined entity of Filtertek, Inc. and Filtertek de Puerto Rico, Inc., see
Note 1) as of December 30, 1994 and December 31, 1993, and the related consolidated statements of income, cash flows and stockholders' equity for the period ended December 30, 1994 and for the years ended December 31, 1993 and 1992, not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. As discussed in Note 2, on October 2, 1993, the Company acquired Fuzere Manufacturing Company, Inc., Fuzere Midwest, and Robinson Industries ("Robinson/Fuzere") in a purchase transaction between companies under common control and accounted for it as though it was effective September 22, 1992, in a manner similar to pooling-of-interests accounting. We did not audit the statements of income of Robinson/Fuzere for the nine months ended September 30, 1993. Such statements are included in the consolidated financial statements of Filtertek, Inc. and subsidiaries. The net sales and net income of Robinson/Fuzere for the period covered by the report of the other auditors represent 17 percent and 35 percent, respectively, of the total consolidated net sales and net income for the year ended December 31, 1993. These financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in those financial statements, is based solely on the reports of the other auditors.

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


Chicago, Illinois                                          ARTHUR ANDERSEN LLP
February 17, 1995

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Fuzere Manufacturing Company, Inc.
 Robinson Industries, and Fuzere Midwest


     We have audited the combined balance sheet of Fuzere Manufacturing Company, Inc., Robinson Industries, and Fuzere Midwest (Companies) as of September 30, 1993, and the related combined statements of income and retained earnings, and cash flows for the nine months ended September 30, 1993 (not presented separately herein). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Fuzere Manufacturing Company, Inc., Robinson Industries, and Fuzere Midwest at September 30, 1993 and the combined results of their operations and their cash flows for the nine months ended September 30, 1993, in conformity with generally accepted accounting principles.


Chicago, Illinois                                           ERNST & YOUNG LLP
November 12, 1993

                                  Schawk, Inc.
                          Consolidated Balance Sheets
                             (Thousands of Dollars)


                                                                              DECEMBER 31,
                                                                            1995        1994
                                                                          --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $  1,917    $  2,288
  Trade accounts receivable, less allowance for doubtful accounts
    of $984 in 1995 and $947 in 1994                                        29,865      31,221
  Inventories                                                               16,806      19,078
  Prepaid expenses and other                                                 3,463       3,464
  Deferred income taxes                                                      1,504       1,184
                                                                          --------------------
Total current assets                                                        53,555      57,235
Property and equipment - net                                                76,540      81,450
Excess of cost over net assets acquired, less accumulated amortization
  of $6,331 in 1995 and $4,516 in 1994                                      47,858      48,287
Other intangible assets, less accumulated amortization of $2,336 in 1995
  and $1,788 in 1994                                                           873       1,321
Other                                                                        5,637       5,632
                                                                          --------------------
Total assets                                                              $184,463    $193,925
                                                                          ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                  $  7,943    $  6,719
  Accrued expenses                                                          11,750      13,908
  Notes payable to stockholders                                              5,765       8,780
  Current portion of long-term debt and capital lease obligations            1,222       2,075
                                                                          --------------------
Total current liabilities                                                   26,680      31,482

Long-term debt                                                              69,907      75,059
Capital lease obligations                                                    5,675       6,031
Other                                                                        1,036       1,209
Deferred income taxes                                                        4,736       4,554

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                 165         164
  Preferred stock                                                               --          --
  Additional paid-in capital                                                75,506      75,412
  Retained earnings                                                          4,573       3,971
  Cumulative foreign currency translation adjustment                          (450)       (947)
                                                                          --------------------
                                                                            79,794      78,600
Treasury stock, at cost                                                     (2,695)     (2,325)
Notes receivable from employees                                               (670)       (685)
                                                                          --------------------
                                                                            76,429      75,590
                                                                          --------------------
Total liabilities and stockholders' equity                                $184,463    $193,925
                                                                          ====================

See accompanying notes.

                                  Schawk, Inc.
                       Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)


                                                                    YEAR ENDED DECEMBER 31
                                                               ---------------------------------
                                                                1995         1994         1993
                                                               ---------------------------------
Net sales                                                      $172,290     $186,145    $169,038
Cost of sales                                                   122,390      119,964     109,549
Selling, general, and administrative expenses                    36,263       41,908      39,524
                                                               ---------------------------------
Operating income                                                 13,637       24,273      19,965

Other income (expense):
  Interest and dividend income                                      737          997         627
  Interest expense                                               (6,279)      (5,231)     (4,922)
  Other                                                              (5)      (1,004)        115
                                                               ---------------------------------
                                                                 (5,547)      (5,238)     (4,180)
                                                               ---------------------------------
Income before income taxes and minority interest                  8,090       19,035      15,785

Income tax provision:
  Subsequent to termination of S Corporation status               1,154           --          --
  Prior to termination of S Corporation status                       --          849         840
  Deferred income tax charge related to termination of
   S Corporation status                                              --        3,000          --
                                                               ---------------------------------
Income before minority interest                                   6,936       15,186      14,945
Minority interest in net income of consolidated subsidiary           --       (1,717)       (329)
                                                               ---------------------------------
Net income                                                     $  6,936     $ 13,469    $ 14,616
                                                               =================================

Primary and fully diluted earnings per share                   $   0.29
Weighted average number of common and common equivalent
  shares outstanding                                             19,203

PRO FORMA DATA (unaudited):
Pro forma income taxes                                                      $  7,071    $  6,400
Pro forma net income adjusted only for income taxes                           10,247       9,056
Pro forma net income adjusted for merger, purchase accounting
  and income taxes (Note 15)                                                  12,585       9,907
Pro forma primary and fully diluted earnings per share
  adjusted for merger, purchase accounting, and income
  taxes                                                                         0.64        0.49
Pro forma weighted average number of common and common
  equivalent shares outstanding                                               19,543      20,105

See accompanying notes.

                                                                                Schawk, Inc.
                                                               Consolidated Statements of Stockholders' Equity
                                                                Years ended December 31, 1993, 1994, and 1995
                                                                           (Thousands of Dollars)
                                                                                SCHAWK, INC.
                                                               ----------------------------------------------
                                                    OLD
                                                  SCHAWK
                                                 COMPANIES     CLASS A          CLASS B       SERIES A      SERIES B
                                                   COMMON      COMMON           COMMON        PREFERRED     PREFERRED
                                                   STOCK       STOCK            STOCK           STOCK         STOCK
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1992                     $   108       $    --          $    --       $    --       $--
Net income                                            --            --               --            --        --
Capital contribution to Fuzere
  Manufacturing Company, Inc.                         --            --               --            --        --
Capital contribution to Flexo Graphics, Inc.          --            --               --            --        --
Dividends                                             --            --               --            --        --
Cumulative foreign currency translation
  adjustment                                          --            --               --            --        --
Other                                                 --            --               --            --        --
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1993                         108            --               --            --        --
Net income                                            --            --               --            --        --
Capital contribution to Flexo Graphics, Inc.          --            --               --            --        --
Dividends                                             --            --               --            --        --
Cumulative foreign currency translation
  adjustment                                          --            --               --            --        --
Issuance of Series A preferred stock                  --            --               --            --        --
Issuance of Series B preferred stock                  --            --               --            --        --
Deemed purchase of minority interest                  --            --               --            --        --
Recapitalization for merger                         (108)          155                9            --        --
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1994                          --           155                9            --        --
Net income                                            --            --               --            --        --
Sale of Class A and B common stock                    --            --               --            --        --
Purchase of Class A and B treasury stock              --            --               --            --        --
Cumulative foreign currency translation
  adjustment                                          --            --               --            --        --
Conversion of Series A preferred stock                --             1               --            --        --
Issuance of Class A common stock under
  dividend reinvestment program                       --            --               --            --        --
Cash dividends                                        --            --               --            --        --
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1995                     $    --       $   156          $     9       $    --       $--
                                              =================================================================================

                                                                           CUMULATIVE
                                                                             FOREIGN                        NOTES
                                               ADDITIONAL                    CURRENCY                       RECEIVABLE
                                                 PAID-IN       RETAINED      TRANSLATION      TREASURY      FROM
                                                 CAPITAL       EARNINGS      ADJUSTMENT        STOCK        EMPLOYEES
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1992                     $14,849       $32,304          $  (816)      $(2,262)      $  --
Net income                                            --        14,616               --            --          --
Capital contribution to Fuzere
  Manufacturing Company, Inc.                      1,550            --               --            --          --
Capital contribution to Flexo Graphics, Inc.         198            --               --            --          --
Dividends                                             --        (8,801)              --            --          --
Cumulative foreign currency translation
  adjustment                                          --            --             (577)           --          --
Other                                                (38)          (12)              --            --          --
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1993                      16,559        38,107           (1,393)       (2,262)         --
Net income                                            --        13,469               --            --          --
Capital contribution to Flexo Graphics, Inc.         198            --               --            --          --
Dividends                                             --       (20,398)              --            --          --
Cumulative foreign currency translation
  adjustment                                          --            --              446            --          --
Issuance of Series A preferred stock              22,000       (22,000)              --            --          --
Issuance of Series B preferred stock               5,207        (5,207)              --            --          --
Deemed purchase of minority interest              31,502            --               --            --          --
Recapitalization for merger                          (54)           --               --           (63)       (685)
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1994                      75,412         3,971             (947)       (2,325)       (685)
Net income                                            --         6,936               --            --          --
Sale of Class A and B common stock                    95            --               --           130        (130)
Purchase of Class A and B treasury stock              --            --               --        (1,833)        145
Cumulative foreign currency translation
  adjustment                                          --            --              497            --          --
Conversion of Series A preferred stock                (1)           --               --            --          --
Issuance of Class A common stock under
  dividend reinvestment program                       --            --               --         1,333          --
Cash dividends                                        --        (6,334)              --            --          --
                                              ---------------------------------------------------------------------------------
Balance at December 31, 1995                     $75,506       $ 4,573          $  (450)      $(2,695)      $(670)
                                              =================================================================================

                            See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Cash Flows
                             (Thousands of Dollars)



                                                               YEAR ENDED DECEMBER 31,
                                                               1995       1994      1993
                                                            -------------------------------------
OPERATING ACTIVITIES
Net income                                                      $6,936      $13,469     $ 14,616
Adjustments to reconcile net income to cash provided by
  operating activities:
    Depreciation and amortization                               16,219       14,866       15,336
    Deferred income taxes                                         (138)       3,051          (13)
    Other                                                          243         (147)      (1,291)
    Changes in operating assets and liabilities, net of
     effects from acquisitions:
       Trade accounts receivable                                 1,356       (1,146)      (2,018)
       Inventories                                               2,272       (1,509)        (715)
       Prepaid expenses and other                                    1         (169)      (1,058)
       Trade accounts payable and accrued expenses                (934)         285        1,682
                                                            -------------------------------------
Net cash provided by operating activities                       25,955       28,700       26,539
INVESTING ACTIVITIES
Purchases of property and equipment                            (11,027)     (13,882)     (19,066)
Cash proceeds from disposals of property and equipment              96        1,423          333
Advances from (to) related parties                                  --        1,238         (410)
Acquisitions, net of cash acquired                                (395)        (618)     (13,414)
Other                                                              475         (401)         347
                                                            -------------------------------------
Net cash used in investing activities                          (10,851)     (12,240)     (32,210)
FINANCING ACTIVITIES
Proceeds from debt                                              44,500       22,495       45,253
Principal payments on debt                                     (50,538)     (25,035)     (32,434)
Principal payments on capital lease obligations                   (323)        (293)        (192)
Principal payments on notes payable to stockholders             (3,015)          --           --
Cash dividends                                                  (5,002)     (12,878)      (9,165)
Purchase of common stock                                        (1,688)      (1,960)          --
Issuance of common stock                                            94           57        1,085
Increase in additional paid-in capital, net                         --          198        1,748
Capital contribution to Fuzere Manufacturing Company, Inc.          --           --        1,578
Effect of foreign currency exchange rates                         (179)        (175)         (99)
Other                                                              676         (114)          --
                                                            -------------------------------------
Net cash (used in) provided by financing activities            (15,475)     (17,705)       7,774
                                                            -------------------------------------
Net (decrease) increase in cash and cash equivalents              (371)      (1,245)       2,103
Cash and cash equivalents beginning of year                      2,288        3,533        1,430
                                                            -------------------------------------
Cash and cash equivalents end of year                           $1,917       $2,288     $  3,533
                                                            =====================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of note in connection with acquisition                $   807           --           --
Dividends issued in the form of Class A common stock             1,333           --           --

See accompanying notes.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) operates in two business segments, imaging and plastics. The imaging segment provides prepress imaging arts services primarily to the consumer products industries located in the United States. The plastics segment develops and manufactures insert injection molded plastic filtration elements and custom specialty plastic products for the automotive, healthcare and industrial markets. The plastics segment also manufactures thermoform visual and specialty packaging for the general commercial, healthcare, and consumer markets. The Company operates plastics manufacturing facilities in the United States, Puerto Rico, Ireland, and France.

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

Because Old Schawk owned a controlling interest of Filtertek prior to the Merger, AICPA Accounting Interpretation 26 of Accounting Principles Board Opinion No. 16 requires that the Merger be accounted for as if the Old Schawk Companies acquired all the remaining Class A common stock of Filtertek.

The accompanying consolidated financial statements include the accounts of the Old Schawk Companies and the Filtertek Companies based upon Old Schawk's effective control as of September 21, 1992. All significant intercompany balances and transactions have been eliminated. The Company's consolidated balance sheet beginning December 31, 1994 reflects the accounting as described in the previous paragraph as of the date of the Merger and includes purchase accounting adjustments for the portion of Filtertek (40%) not owned by Old Schawk prior to the Merger.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain inventories, which approximate 10% in 1995, and 11% in 1994, respectively, of total inventories, are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

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

The Old Schawk Companies elected to be taxed as S Corporations under applicable provisions of the Internal Revenue Code (IRC). S Corporation income for federal income tax purposes is treated substantially as if the company were a partnership, and, therefore, is not ordinarily subject to federal income tax. Upon consummation of the Merger, Schawk, Inc. recorded a provision for deferred income taxes of $3,000 to reflect the termination of the S Corporation status of the Old Schawk Companies. For informational purposes, the statements of income for 1993 and 1994 include an unaudited pro forma adjustment for income taxes which would have been recorded if these companies had been C Corporations, based on the tax laws in effect during those periods. Filtertek is a C Corporation under applicable provisions of the Internal Revenue Code.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.


NOTE 3.  ACQUISITIONS

The following acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements and liabilities as of the date of the acquisitions, and the results of operations have been included in the accompanying consolidated statements of income from the effective date of the acquisitions.

FILTERTEK

On September 21, 1992, Old Schawk acquired 2,884,596 shares of Class A common stock and 254,363 stock options of Filtertek for approximately $43,573 in cash. On January 5, 1993, Old Schawk acquired an additional 744,939 shares of Class A common stock of Filtertek for $10,770 in cash. As a result, Schawk had effective control of Filtertek as of September 21, 1992. The following summarizes the purchase price allocation and cash paid. The fair value of assets acquired includes a step up in basis by Old Schawk's ownership interest (60%) of the excess of fair value of the related assets over their net book values at the date of acquisition.


               Fair value of assets acquired           $ 31,416
               Fair value of stock options acquired       1,065
               Cost in excess of net assets acquired     34,505
               Liabilities assumed                      (12,643)
                                                       --------
               Cash paid                               $ 54,343
                                                       ========

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


          Fair value of remaining Filtertek Class A common stock   $ 31,502
          Elimination of minority interest                          (18,017)
                                                                   --------
                                                                     13,485
          Increase of property and equipment to fair value           (4,252)
                                                                   --------
          Increase to cost in excess of net assets acquired        $  9,233
                                                                   ========

The cost in excess of net assets acquired is being amortized over 40 years.

All of Class A common stock and stock options acquired by the Old Schawk Companies on September 21, 1992, were cancelled pursuant to the terms of the Merger.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 4.  RELATED PARTY TRANSACTIONS

Included in prepaid expenses and other at December 31, 1995 and 1994, was approximately $362 and $141, respectively, of advances to Geneva Waterfront, Inc., which is owned by a stockholder of the Company. Interest is charged on these balances at the prime rate.

Stockholders' equity has been reduced by approximately $670 and $685 for notes receivable from employees at December 31, 1995 and 1994, respectively. The notes are non-interest-bearing demand notes collateralized by Class B common stock.

The Company has approximately $5,765 and $8,780 in notes payable at December 31, 1995 and 1994, respectively, payable to certain stockholders. The notes bear interest at 5%. Interest expense related to these notes was $328, $100 and $108 for 1995, 1994 and 1993, respectively.

NOTE 5.  INVENTORIES

Inventories consist of the following:


                                           DECEMBER 31,
                                         1995       1994
                                       -------    -------
               Raw materials           $ 6,432    $ 7,633
               Work in process           6,565      6,792
               Finished goods            4,522      5,298
                                       -------    -------
                                        17,519     19,723
               Less:  LIFO reserve        (713)      (645)
                                       -------    -------
                                       $16,806    $19,078
                                       =======    =======

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                    DECEMBER 31,
                                                    1995       1994
                                                  --------   --------
Land and improvements                             $  2,315   $  2,315
Buildings and improvements                          35,998     35,390
Machinery and equipment                             85,067     81,782
Leasehold improvements                               2,786      3,167
Building and improvements under capital leases       7,500      7,500
                                                  --------   --------
                                                   133,666    130,154
Accumulated depreciation and amortization           57,126     48,704
                                                  --------   --------
                                                  $ 76,540   $ 81,450
                                                  ========   ========

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 6.  PROPERTY AND EQUIPMENT (CONTINUED)

Accumulated depreciation and amortization includes $1,916 and $1,501 for building and improvements under capital leases at December 31, 1995 and 1994, respectively. Depreciation and amortization expense for property and equipment was $13,937, $12,868 and $13,089 in 1995, 1994 and 1993, respectively.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                        DECEMBER 31,
                                                        1995         1994
                                                      -------      -------
          Accrued compensation and payroll taxes      $ 6,970      $ 8,805
          Accrued income taxes                            879          557
          Other                                         3,901        4,546
                                                      -------      -------
                                                      $11,750      $13,908
                                                      =======      =======

NOTE 8.  LONG-TERM DEBT

Long-term debt consists of the following:




                                           DECEMBER 31,
                                          1995     1994
                                        -------  -------
          SCHAWK, INC.
          Revolving credit facility     $28,800
          Series A senior note payable   10,000
          Series B senior note payable   30,000
          Other                           1,974

          OLD SCHAWK
          Revolving credit facility              $46,000
          Other                                    1,654

          FILTERTEK
          Revolving credit facility               28,300
          Deutsche Mark line of
          credit, due April 1995
          (interest at Eurodeutsche
          mark rate plus 0.5%)                       645
          Other                                      213
                                        -------  -------
                                         70,774   76,812
          Less:  Current portion           (867)  (1,753)
                                        -------  -------
                                        $69,907  $75,059
                                        =======  =======

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 8.  LONG-TERM DEBT (CONTINUED)

SCHAWK, INC.

On June 30, 1995, Schawk, Inc. entered into a revolving credit facility with four participating banks replacing the Company's revolving credit facility in its entirety. The maximum borrowing amount of $80,000 was reduced voluntarily by the Company to $55,000 at December 31, 1995. The borrowing limit will be further reduced by $7,500 annually until its termination date on June 30, 2000.

The revolving credit facility bears interest at the offshore borrowing rate (5.6875% to 5.9375% at December 31, 1995) of the lead lender plus .625% through June 30, 1996 or the Lender's alternative base rate (8.5% at December 31,
1995), as determined by the Company. After June 30, 1996, the rate may range from the offshore borrowing rate plus .40% to .875% based on financial statement ratios of the Company. The unused facility carries an annual .20% commitment fee. Borrowings under the revolving credit facility are unsecured but are subject to certain restrictive covenants including, among other things, restrictions on the payment of dividends or other distributions to stockholders. The Company may pay cash dividends to its stockholders in an amount not in excess of $0.26 per common share per year through June 30, 1996 and thereafter redeem or otherwise acquire shares of its common stock for cash solely out of 50% of consolidated net income accrued during the period beginning July 1, 1996 to the end of the most recent fiscal quarter ending at least 45 days prior to the date of such payment. The Company may declare or pay cash dividends on preferred stock not to exceed $2,000 in any year. In addition, the facility requires the Company to maintain certain net worth, interest coverage, fixed charge coverage and other financial ratio requirements. At December 31, 1995, there was approximately $16,200 of unused credit available under the terms of the credit facility.

In November 1992, Old Schawk entered into an interest rate swap agreement to hedge the impact of changes in interest rates on its revolving credit facility. The agreement converts the interest rate on the revolving credit facility to a fixed rate of 5.81%. The agreement applies to $16,000 of the outstanding principal balance, decreasing by $2,000 each quarter until termination in October 1997. If the swap was terminated at December 31, 1995, it would result in a net payment by the Company of approximately $75. Net amounts paid or received on interest rate swap agreements that qualify as hedges are recognized over the term of the agreement as an adjustment to interest expense. Realized gains and losses resulting from the termination of interest rate swap agreements are recognized in the period the agreement is terminated.

On August 18, 1995, the Company entered into a senior note agreement for $10,000 Series A senior notes and $30,000 Series B senior notes. The proceeds from these notes were used to repay a $20 million short-term credit agreement and a portion of the $80 million revolving credit facility. The Series A notes bear interest at 6.58% and are payable in installments of $5 million in 1999 and 2000. The Series B notes bear interest at 6.98% and are payable in installments of $6 million from 2001 to 2004. The notes are subject to prepayment in whole or in part on or after August 18, 1996. Borrowings under the Series A and B senior notes are unsecured but are subject to certain restrictive covenants. In addition, the agreement requires the Company to maintain certain net worth and other financial ratio requirements. The fair value of the senior notes approximates the carrying value at December 31, 1995.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 8.  LONG-TERM DEBT (CONTINUED)

Annual maturities of all long-term debt at December 31, 1995 are as follows:


               1996               $   867
               1997                   452
               1998                   193
               1999                 5,199
               2000                33,941
               Thereafter          30,122
                                  -------
                                  $70,774
                                  =======

OLD SCHAWK AND FILTERTEK

At December 31, 1994, Old Schawk had available a revolving credit agreement bearing interest at the Eurodollar interest rate plus .625% (6.10% at December 31, 1994), as defined, or the Lenders' alternate base rate (6.5% at December 31, 1994), as defined, as determined by the Company. Also, at December 31, 1994, Filtertek had available a revolving credit agreement bearing interest at an average banking rate which approximates prime (8.5% at December 31, 1994), or LIBOR plus 0.5% (6.5% at December 31, 1994) as determined by Filtertek. These facilities were terminated in conjunction with entering into the Schawk, Inc. revolving credit facility on June 30, 1995.

Interest paid on long-term debt during the years ended December 31, 1995, 1994 and 1993 was approximately $5,071, $5,375 and $5,803, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 9.  STOCKHOLDERS' EQUITY

Stockholders' equity includes the following:


                                                                         DECEMBER 31,
                                                                     1995           1994
                                                                   ------------------------
Common stock:
Class A voting, $0.008 par value, 40,000,000 shares
  authorized; 19,559,771 and 19,388,852 shares issued at
  December 31, 1995 and 1994, respectively; 19,310,840 and
  19,175,840 shares outstanding at December 31, 1995 and 1994,
  respectively                                                     $   156         $  155

Class B nonvoting, $0.05 par value, 200,000 shares
  authorized; 172,281 shares issued; 135,310 and 138,432 shares
  outstanding at December 31, 1995 and 1994, respectively                9              9
                                                                   ------------------------
                                                                   $   165         $  164
                                                                   ========================

Preferred stock, 1,000,000 shares authorized:
Series A, $0.01 par value, 19,800 and 22,000 shares issued
  and outstanding at December 31, 1995 and 1994, respectively      $    --         $   --
Series B, $0.01 par value, 5,207 shares issued and outstanding          --             --
                                                                   ------------------------
                                                                   $    --         $   --
                                                                   ========================
Treasury stock:
  248,931 and 213,012 shares Class A at December 31, 1995 and
  1994, respectively, and 36,971 and 33,849 shares Class B at
  December 31, 1995 and 1994, respectively, at cost                $ 2,695         $ 2,325
                                                                   ========================

In December 1994, prior to the Merger, the Old Schawk Companies paid a dividend of previously taxed and undistributed S Corporation earnings of the Old Schawk Companies to the existing stockholders in the form of notes payable in the aggregate amount of $8,800 plus an aggregate of 27,207 shares of preferred stock.

On December 30, 1994, the Company issued 22,000 shares of Series A preferred stock and 5,207 shares of Series B preferred stock. The Series A preferred shares are mandatorily redeemable by the Company on December 31, 2004, or, at the option of the Board, on any December 31, through December 31, 2003, by issuing to the holder the number of shares of Class A common stock equal to the sum of $1,000 plus an amount equal to all accumulated and unpaid dividends per share divided by $13.80, or cash in the amount of the fair market value, as defined, of the number of shares of Class A common stock. On December 30, 1995, the Company issued 159,420 Class A common shares in exchange for 2,200 shares of Series A preferred stock. The Series B preferred shares are mandatorily redeemable by the Company on December 31,1999 under the same redemption formula as Series A. The Series B shares are also mandatorily redeemable on the date of the consummation of any offering or private placement of the Company's debt or equity the gross proceeds of which exceed $25,000. The Company shall redeem all outstanding shares of Series B preferred stock with respect to each such share $1,000 in cash plus all accumulated and unpaid dividends per share. Dividends shall accrue on each share of preferred stock at the rate of 5.0% per year and are payable quarterly. Holders of preferred shares are entitled to limited voting rights.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment to any holders of common stock or any holders of Series B preferred stock, an amount equal to $1,000 per share plus all accumulated and unpaid dividends.

Upon the liquidation, dissolution or winding up of the Company, the holders of Class A common and Class B common stock are entitled to receive ratably the net assets of the Company available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock, until the holders of Class B common stock have received distributions (maximum amount of $10) equal to the par value of their shares. Thereafter, all distributions shall be made for the benefit of the holders of Class A common stock.


NOTE 10.  INCOME TAXES

The provision (credit) for income taxes is comprised of the following:



                              YEAR ENDED DECEMBER 31
                            1995      1994      1993
                          -----------------------------

Current:
  U.S./Puerto Rico         $ 1,099      $   76   $ 212
  State                        193         722     635
  Foreign                       --          --       6
                          -----------------------------
                             1,292         798     853

Deferred:
  U.S./Puerto Rico            (131)      2,404      87
  State                        (23)        390      --
  Foreign                      16          257    (100)
                          -----------------------------
                              (138)      3,051     (13)
                          -----------------------------
Total                      $ 1,154    $  3,849    $840
                          =============================

On December 30, 1994, the effective date of the Merger, Schawk, Inc. recorded a $3,000 deferred income tax charge related to the termination of the S Corporation status of the Old Schawk Companies. The 1995 income tax provision includes a benefit of $1,632 for utilization of net operating loss carryforwards for which no tax benefit was previously recorded.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 10.  INCOME TAXES (CONTINUED)

Components of deferred income tax assets and liabilities (tax affected) are as follows:


                                                          DECEMBER 31,
                                                         1995      1994
                                                        -----------------
  Current deferred income taxes:
   Inventory                                            $   256   $    82
   Accruals and reserves not currently deductible         2,045       702
   Offering costs                                            --       400
   Other                                                   (797)       --
                                                        -----------------
  Net current asset                                     $ 1,504   $ 1,184
                                                        =================

  Noncurrent deferred income taxes:
   Depreciation                                         $(1,253)  $(1,228)
   Property and equipment acquisition
     basis differences                                   (3,040)   (3,419)
   Net operating losses and other credit carryforwards    1,100     4,680
   Other                                                   (993)       93
   Valuation allowance                                     (550)   (4,680)
                                                        -----------------
  Noncurrent liability                                   (4,736)  $(4,554)
                                                        =================

A reconciliation between the provision for income taxes computed by applying the Federal statutory tax rate to income before income taxes and minority interest and the actual provision is as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                               1995      1994      1993
                                                               ------------------------
  Income taxes at statutory rate                               34.0%     34.0%     34.0%
  Difference between foreign and statutory tax rate           (11.8)    (39.8)   (131.6)
  Net operating loss carryforward not previously benefited    (20.2)       --        --
  Nondeductible expenses                                        9.3       6.9      10.1
  State income taxes                                            2.2       3.8       4.0
  European operating losses not benefited                        --        --      98.0
  S Corporation earnings of acquired entities                    --        --     (10.7)
  Deferred tax related to S Corporation termination              --      15.8        --
  Other                                                         0.8      (0.5)      1.5
                                                               ------------------------
                                                               14.3%     20.2%      5.3%
                                                               ========================

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

The approximate impact of the low effective tax rates in Ireland and Puerto Rico was to increase net income by $955, $1,334 and $1,420 in 1995, 1994 and 1993, respectively, and to increase earnings per share by $0.05 in 1995 and pro forma earnings per share by $0.07 and $0.07 in 1994 and 1993, respectively.

The Company qualifies under Section 936 of the Internal Revenue Code to receive a credit equal to its United States tax on income from sources in Puerto Rico. As a result, no United States income tax has been provided on the exempt income.

Tax loss carryforwards at December 31, 1995 are approximately $2,400 and $1,300 in the United States and France, respectively. These loss carryforwards can be recognized through future taxable income in the United States through the years 2003 through 2007, and in France for an indefinite period of years.

The undistributed earnings of foreign subsidiaries were approximately $4,838 at December 31, 1995. No income taxes are provided on the distribution of such earnings because they are considered permanently invested. The foreign component of income (losses) before income taxes and minority interest was $92, ($745) and ($4,036) for the years 1995, 1994 and 1993, respectively.

Income taxes paid during the years ended December 31, 1995, 1994 and 1993 were approximately $1,379, $959 and $654, respectively.


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

The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $1,076, $808 and $1,099 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 11.  LEASES AND COMMITMENTS (CONTINUED)

Future minimum payments under leases with terms of one year or more are as follows at December 31, 1995:


                                                     CAPITAL          OPERATING
                                                     LEASES            LEASES
                                                    ---------------------------
            1996                                    $   959            $  505
            1997                                        959               349
            1998                                        959               284
            1999                                        959               220
            2000                                        959               220
            Thereafter                                5,819               660
                                                    ---------------------------
                                                     10,614            $2,238
                                                                       ======
            Less:  Amounts representing interest      4,584
                                                    -------
                                                      6,030
            Less:  Current portion                      355
                                                    -------
                                                    $ 5,675
                                                    =======

NOTE 12.  EMPLOYEE BENEFIT PLANS

The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions ranging from 2% to 5% of wages (as defined) depending on the division. Contributions to the plans were $1,534, $1,516 and $1,381 in 1995, 1994 and 1993, respectively.

The Company is required to contribute to certain defined-contribution union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $566, $558, and $587 in 1995, 1994 and 1993, respectively.


NOTE 13.  STOCK/EQUITY OPTION PLANS

The Company has an Equity Option Plan which provides for the granting to key employees of options to purchase up to 2,252,250 shares of Class A common stock. The Company also adopted an Outside Directors' Formula Stock Option Plan authorizing grants thereunder to nonemployee directors of options to purchase shares of Class A common stock. In addition, options totaling 236,226 shares were granted to former employees.

Options granted under all of these plans are at market price at date of grant and are exercisable for a period of ten years from the date of grant. The Company follows APB 25 "Accounting for Employees Stock Options." In accordance with APB 25, no compensation expense is recorded for options where the exercise price is equal to the market price at the date of grant.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 13.  STOCK/EQUITY OPTION PLANS (CONTINUED)

A summary of options outstanding at each of the three years ended December 31, 1995, 1994 and 1993, and other data for the three years then ended under all option plans, including options granted to the Employees Stock Bonus Plan and Trust, is as follows:


                                                   YEAR ENDED DECEMBER 31,
                                                 1995       1994       1993
                                              -------------------------------
Outstanding January 1, . . . . . . .            930,688    846,033  1,153,288

Granted  . . . . . . . . . . . . . .            146,550    364,984     35,000

Exercised  . . . . . . . . . . . . .                  0    (21,966)  (334,182)

Cancelled. . . . . . . . . . . . . .            (27,325)  (258,363)    (8,073)
                                              ---------    -------    -------
Outstanding December 31, . . . . . .          1,049,913    930,688    846,033
                                              =========    =======    =======
Average price of options
  exercised  . . . . . . . . . . . .                 --      $6.00      $6.00

Average price of options
outstanding  . . . . . . . . . . . .              $9.11      $9.37      $8.17

Available for grant
  December 31, . . . . . . . . . . .            773,131    919,681     58,481
                                              =========    =======    =======


                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)


NOTE 14.  SEGMENT DATA
The Company operates in two industry segments, imaging and plastics as described in Note 1. Net sales, operating income (loss), capital expenditures, depreciation and amortization, and identifiable assets, by segment, are summarized as follows:



                                   Imaging      Plastics     General
                                    Group        Group      Corporate
                                  -----------------------------------
1995
----
Net sales                         $ 87,204     $ 85,086     $    --
Operating income (loss)             11,340        2,615        (318)
Capital expenditures                 5,245        5,691          91
Depreciation and amortization        7,512        8,707          --
Identifiable assets                 40,297      128,464      15,702

1994
----
Net sales                         $103,889     $ 82,256     $    --
Operating income (loss)             20,380        4,087        (194)
Capital expenditures                 4,551        8,750         581
Depreciation and amortization        7,192        7,674          --
Identifiable assets                 44,965      129,903      19,057

1993
----
Net sales                         $ 95,809     $ 73,229     $    --
Operating income (loss)             16,356        3,789        (180)
Capital expenditures                 6,138        9,100       3,828
Depreciation and amortization        8,906        6,430          --
Identifiable assets                 46,332      111,940      21,921


General corporate identifiable assets consist primarily of cash, property and equipment, and miscellaneous other assets.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                (Thousands of Dollars, Except Per Share Amounts)



NOTE 15.  EARNINGS PER SHARE

Earnings per share for 1995 is computed by dividing net income less preferred dividends (of $1,360) by the weighted average number of common shares outstanding and common stock equivalents which are primarily stock options. Fully diluted earnings per share is not different than primary earnings per share.

Historical earnings per share for 1994 and 1993 are computed by dividing net income adjusted only for pro forma income taxes by the historical weighted average number of common shares outstanding of the Old Schawk Companies.

The historical earnings per share adjusted only for pro forma income taxes are as follows:

                                                YEAR ENDED DECEMBER 31,
                                                 1994            1993
                                             ----------------------------
Net income                                     $13,469          $14,616

Pro forma income taxes                           7,071            6,400

Pro forma net income adjusted only for
 income taxes                                   10,247            9,056

Primary and fully diluted common shares
 outstanding                                   507,328          507,328

Primary and fully diluted earnings per share
 adjusted only for income taxes                 $20.20           $17.85

Because of the Merger with Filtertek on December 30, 1994, the Company does not consider the historical earnings per share calculation shown for 1994 and 1993 above to be meaningful information. Pro forma earnings per share information shown on the statements of income is presented to compare net income and earnings per share as if the Merger had occurred at the beginning of each of the periods presented. The following pro forma adjustments have been made to each of the periods. Increased depreciation and amortization was recorded to reflect the increased basis in property and equipment and goodwill amortization resulting from the Merger. Compensation expense was reduced to reflect the terms of employee/stockholder agreements in effect at January 1, 1995. Income tax expense was adjusted to reflect taxation at regular income tax rates instead of S Corporation rates. Preferred stock dividends were recorded to reflect the issuance of preferred stock in connection with the Merger. Pro forma primary and fully diluted earnings per share is computed by dividing net income, adjusted as described above, by the pro forma weighted average number of common and common equivalent shares outstanding as a result of the Merger.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

     The Company has no items to report under item 9 of this Annual Report on Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and persons nominated to become Directors, and information regarding Executive Officers of the Registrant is included in the Joint Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 15, 1996 and is to be filed with the Securities and Exchange Commission on or before March 31, 1996 ("the Proxy Statement"), and such information is incorporated herein by reference.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements are included in Item 8:

     1.     All financial statements

            Reports of Independent Auditors

            FINANCIAL STATEMENTS:

            Consolidated Balance Sheets--Years Ended
                    December 31, 1995 and 1994
            Consolidated Statements of Income--Years Ended
                    December 31, 1995, 1994 and 1993
            Consolidated Statements of Cash Flows--Years Ended
                    December 31, 1995, 1994 and 1993
            Consolidated Statements of Stockholders' Equity--Years Ended
                    December 31, 1995, 1994 and 1993
            Notes to Consolidated Financial Statements

     2. The following financial schedules for the years 1995, 1994 and 1993 are submitted herewith:

        SCHEDULE II--Valuation Reserves
        Financial Data Schedule
        All other schedules are omitted because they are not applicable or not required.

(b) Reports on Form 8-K

           The following Reports on Form 8-K were filed by Filtertek, Inc., the former Registrant, during 1995 and are incorporated herein by reference:

                    Form 8-K dated January 16, 1995

                    Form 8-K dated February 8, 1995

                    Form 8-K dated March 27, 1995

                    Form 8-K dated April 26, 1995

                    Form 8-K dated July 28, 1995

(c) Exhibits

                                                                            INCORPORATED
                                                                       ----------------------
2.1       Amended and Restated Agreement and Plan of Reorganization    Registration Statement
          dated November 23, 1994, by and among Filtertek, Inc.,            No. 33-85152
          Schawk, Inc., Flexo Graphics, Inc., Lincoln Graphics, Inc.
          and Filtertek USA, Inc., as amended.

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

4.3       Certificate of Registration of Series B Preferred Stock.     Registration Statement
                                                                            No. 33-85152

10.1(a)   Filtertek/Filtertek P.R. Service Agreement.                  Registration Statement
                                                                            No. 2-83456

10.1(b)   Amendment to Service Agreement.                                    1986 10-K

10.2(a)   Filtertek/Filtertek P.R. Distribution Agreement.             Registration Statement
                                                                            No. 2-83456


                                                                           INCORPORATED
                                                                           ------------
10.2(b)   Amendment to Distribution Agreement.                               1986 10-K

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

10.18(a)  Consent, Waiver and Amendment dated as of December 28,       Registration Statement
          1994 by and among Filtertek, Inc., Filtertek USA, Inc. and        No. 33-85152
          the lenders named therein and the Northern Trust Company,
          as agent.

10.19     $3,500,000 Credit Facility dated June 2, 1994 between        Registration Statement
          Filtertek, B.V. and The First National Bank of Chicago.           No. 33-85152

10.20     Credit Agreement dated September 21, 1992 by and between     Registration Statement
          Schawk, Inc. and First National Bank of Chicago, as               No. 33-85152
          amended through May 5, 1994.

10.21     Interest Rate and Currency Exchange Agreement dated April    Registration Statement
          1, 1992, by and between Schawk, Inc. and First National           No. 33-85152
          Bank of Chicago.

10.22     Lease Agreement dated as of July 1, 1987 and between         Registration Statement
          Process Color Plate, a division of Schawk, Inc. and The           No. 33-85152
          Clarence W. Schawk 1979 Children's Trust.

10.23     Lease Agreement dated as of June 1, 1989 by and between      Registration Statement
          Schawk Graphics, Inc. a division of Schawk, Inc. and C.W.         No. 33-85152
          Properties.

10.24     Employment Agreement between Ronald J. Kay and Filtertek,          1993 10-K
          Inc.



                                                                           INCORPORATED
                                                                           ------------
10.25     Employment Agreement between Denis C. Singery and                  1993 10-K
          Filtertek, Inc.

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

10.30     Strategic Alliance and Distribution Agreement between        Registration Statement
          Filtertek, Inc. and Allomatic Products Company dated              No. 33-85152
          November 15, 1993.

10.31     Form of Registration Rights Agreement dated December 30,     Registration Statement
          1994 by and among Schawk, Inc. and certain investors.             No. 33-85152

10.32     Money Market Demand Note dated December 22, 1994 from        Registration Statement
          Schawk, Inc., borrower, to the Northern Trust Company,            No. 33-85152
          lender.

10.33     Description of bonus arrangements with Messrs. Kay,          Registration Statement
          Singery, Larkin and Soltwedel.                                    No. 33-85152

10.34     Notes payable to certain stockholders in connection with S   Registration Statement
          Corporation Dividend.                                             No. 33-85152

10.35     Letter of agreement dated September 21, 1992 by and          Registration Statement
          between Schawk, Inc. and Judith W. McCue.                         No. 33-85152

10.36     Acquisition Agreement by and among Noral Color               Registration Statement
          Acquisition, the Stockholders of Noral Color Corporation          No. 33-85152
          and Schawk, Inc. dated as of November 14, 1994.

10.37     Schawk, Inc. Retirement Trust effective January 1, 1996.

10.38 Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.

10.39     Schawk, Inc. Retirement Plan for Plastics Employees
          Amended and Restated effective January 1, 1996.

10.40     $80,000,000 Multicurrency Credit Agreement dated as of
          June 30, 1995.

10.41 $20,000,000 Multicurrency Short Term Credit Agreement dated as of June 30, 1995.

10.42     Filtertek USA, Inc. Note Agreement dated as of August 18,
          1995.

10.43     Stockholder Investment Program dated July 28, 1995           Registration Statement

11        Statement Re-Computation of Per Share Earnings.



                                                                         INCORPORATAED
                                                                         -------------
21        List of Subsidiaries.                                        Registration Statement
                                                                            No. 33-85152
23(a)     Consent of Expert.

23(b)     Consent of Expert.

27        Financial Data Schedule.

99.1(a)   Puerto Rico Tax Grant.                                       Registration Statement
                                                                            No. 2-83456

99.1(b)   Amended Puerto Rico Tax Grant.                               Registration Statement
                                                                            No. 2-83456

99.1(c)   Puerto Rico Tax Grant, December 10, 1990.                          1990 10-K


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 28th day of March, 1996.

Schawk, Inc.


By:  /s/Clarence W. Schawk
     ---------------------
     Clarence W. Schawk
     Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1996.



/s/Clarence W. Schawk                            Chairman of the Board and Director
--------------------------
Clarence W. Schawk

/s/David A. Schawk                               President, Chief Executive Officer, and Director
--------------------------
David A. Schawk

/s/Ronald J. Kay                                 President,  Plastics Group North American Operations,
--------------------------
Ronald J. Kay                                    and Director

/s/Larry Larkin                                  Executive Vice President, Plastics Group, and Director
--------------------------
Larry Larkin

/s/A. Alex Sarkisian, Esq.                       President, Imaging Group, Executive Vice President,
--------------------------
A. Alex Sarkisian, Esq.                          Corporate Secretary and Director


/s/Marie Meisenbach Graul                        Chief Financial Officer, Treasurer, Public Information Officer,
-------------------------
Marie Meisenbach Graul                           and Director

/s/John T. McEnroe, Esq.                         General Counsel, Assistant Secretary, and Director
-------------------------
John T. McEnroe, Esq.

/s/Judith W. McCue, Esq.                         Director
-------------------------
Judith W. McCue, Esq.

/s/Robert F. Meinken                             Director
-------------------------
Robert F. Meinken

/s/Hollis W. Rademacher                          Director
-------------------------
Hollis W. Rademacher


                                       54

                                 SCHAWK, INC.
                       SCHEDULE II --VALUATION RESERVES
                       ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                     YEAR ENDED DECEMBER 31,
                                    1995                      1994                      1993
                           ----------------------------------------------------------------------------
                                                         (In thousands)

Balance beginning of
year                                $947                      $791                      $564
Provision                            217                       448                       379
Deductions                          (180)  (1)                (292)  (1)                (152)  (1)
                          ----------------------------------------------------------------------------
Balance end of year                 $984                      $947                      $791

(1) Uncollectible accounts written-off, net of recoveries.

                        INCOME TAX VALUATION ALLOWANCE

                                                    YEAR ENDED DECEMBER 31,
                                    1995                      1994                      1993
                          ----------------------------------------------------------------------------
Balance beginning of
year                                        $4,680                    $7,216                     5,845
Provision                                       --                        --                     1,298
Deduction                                   (1,632) (1)                   --                        --
Other                                       (2,498)                   (2,536) (1)                   73 (1)
                          ----------------------------------------------------------------------------
Balance end of year                           $550                    $4,680                    $7,216


(1)  Includes effect of foreign currency fluctuations and utilization of net operating losses.