Form 10-Q
period 1996-03-31
SCHAWK INC
filed 1996-05-09
CIK 719164

 ----------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 1996 Commission File Number 1-9335

                            ---------------------

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

                                     60018
                                   (Zip Code)

                                  847-827-9494
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

        Title of Each Class           Name of Exchange on Which Registered
       ----------------------      ------------------------------------------
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

                      Yes      X           No
                              ---               ---

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996, are:

19,305,513 shares, Common Stock,          135,310 shares, Class B Common Stock,
     $.008  par value                                $.05 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 11.

- ----------------------------------------------------------------------------

PART I



                                 Schawk, Inc.
                     Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)

                                                                MARCH 31,       DECEMBER 31,
                                                                   1996             1995
                                                                (UNAUDITED)
                                                              ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $       951       $    1,917
  Trade accounts receivable, less allowance for doubtful
   accounts of $906 in 1996 and $984 in 1995                        30,359           29,865
  Inventories                                                       18,373           16,806
  Prepaid expenses and other                                         3,145            3,463
  Deferred income taxes                                              1,504            1,504
                                                              ------------------------------
Total current assets                                                54,332           53,555

Property and equipment - net                                        76,078           76,540
Excess of cost over net assets acquired, less accumulated
  amortization of $6,620 in 1996 and $6,331 in 1995                 47,107           47,858
Other intangible assets, less accumulated amortization of
 $2,617 in  1996 and $2,336 in 1995                                    793              873
Other                                                                5,637            5,637
                                                              ------------------------------
Total assets                                                      $183,947         $184,463
                                                              ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                       $    8,646        $   7,943
  Accrued expenses                                                  9,038           11,750
  Notes payable to stockholders                                     5,765            5,765
  Current portion of long-term debt and capital lease
   obligations                                                      1,059            1,222
                                                              ------------------------------
Total current liabilities                                          24,508           26,680

Long-term debt                                                     71,530           69,907
Capital lease obligations                                           5,586            5,675
Deferred income taxes                                               5,113            4,736
Other                                                               1,208            1,036


Stockholders' equity:
  Common stock                                                        166              165
  Preferred stock                                                     --               --
  Additional paid-in capital                                       76,126           75,506
  Retained earnings                                                 4,534            4,573
  Cumulative foreign currency translation adjustment                 (805)            (450)
                                                              ------------------------------
                                                                   80,021           79,794
Treasury stock, at cost                                            (3,349)          (2,695)
Notes receivable from employees                                      (670)            (670)
                                                              ------------------------------
                                                                    76,002          76,429
                                                              ------------------------------
Total liabilities and stockholders' equity                     $   183,947       $ 184,463
                                                              ==============================

See accompanying notes.

                                  Schawk, Inc.
                  Condensed Consolidated Statements of Income
                   Three Months Ended March 31, 1996 And 1995
                                  (Unaudited)
                 (Thousands of dollars, except per share data)

                                                     1996                             1995
                                                     ----                             ----
 Net Sales                                         $  40,898                         $  45,420
 Cost of Sales                                        28,992                            31,159
 Selling, general and administrative expenses          8,294                            10,516
                                                   ---------                         ---------
 Operating Income                                      3,612                             3,745


 Interest income                                        (130)                             (144)
 Interest expense                                      1,415                             1,558
 Other expense (income)                                   46                              (106)
                                                   ---------                         ---------
                                                       1,331                             1,308
                                                   ---------                         ---------
 Income before income taxes                            2,281                             2,437
 Income tax provision                                    693                               826
                                                   ---------                         ---------
 Net income                                            1,588                             1,611
 Preferred dividends                                     313                               340
                                                   ---------                         ---------
 Net income available for Class A common shares    $   1,275                         $   1,271
                                                   =========                         =========
 Primary and fully diluted income per Class A
   common share                                   $    0.07                          $   0.07
 Cash dividends per Class A common share          $    0.065                         $   0.065
 Cash dividends per Class B common share          $    0.45                          $   0.45
 Weighted average Class A common shares
   outstanding                                        19,451                            19,359
 Weighted average Class B common shares
   outstanding                                           135                               139


See accompanying notes.

                                  Schawk, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                   Three Months Ended March 31, 1996 and 1995
                             (Thousands of Dollars)

                                                                        1996                              1995
                                                                    --------------------------------------------
OPERATING ACTIVITIES
Net income                                                           $ 1,588                           $ 1,611
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                       3,935                             4,160
   Deferred income taxes                                                 377                              (286)
   Other                                                                  --                              (833)
   Changes in operating assets and liabilities, net of effects from acquisitions:
     Trade accounts receivable                                          (494)                           (1,744)
     Inventories                                                      (1,567)                           (2,408)
     Prepaid expenses and other                                          318                             1,310
     Trade accounts payable and accrued expenses                      (2,009)                              322
                                                                    --------------------------------------------
Net cash provided by operating activities                              2,148                             2,132

INVESTING ACTIVITIES
Purchases of property and equipment                                   (3,013)                           (2,672)
Acquisitions, net of cash acquired                                        --                            (1,243)
Other                                                                    172                              (337)
                                                                    --------------------------------------------
Net cash used in investing activities                                 (2,841)                           (4,252)

FINANCING ACTIVITIES
Proceeds from debt                                                     1,623                             3,162
Principal payments on debt                                              (163)                             (376)
Principal payments on capital lease obligations                          (89)                               --
Principal payments on notes payable to stockholders                      --                               (737)
Cash dividends                                                        (1,008)                           (1,643)
Purchase of common stock                                                (654)                               --
Other                                                                    307                                --
                                                                    --------------------------------------------
Net cash provided by financing activities                                 16                               406
Effect of foreign currency exchange rates                               (289)                              199
                                                                    --------------------------------------------
Net decrease in cash and cash equivalents                               (966)                           (1,515)
Cash and cash equivalents beginning of year                            1,917                             2,288
                                                                    --------------------------------------------
Cash and cash equivalents end of year                                $   951                           $   773
                                                                    ============================================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock                     621                                --
Cash paid for interest                                                 1,192                             1,095
Cash paid for income taxes                                               340                               265

See accompanying notes.

                                  Schawk, Inc.

          Notes to Condensed Consolidated Interim Financial Statements
                 (Thousands of dollars, except per share data)


NOTE 1.      BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1995.


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

NOTE 4.      INVENTORIES

Inventories consist of the following:

                                                                    March 31         December 31
                                                                      1996               1995
                                                                      ----               ----
Raw materials                                                      $  6,324             $  6,432
Work in process                                                       8,019                6,565
Finished goods                                                        4,743                4,522
                                                                   --------             --------
                                                                     19,086               17,519
Less: LIFO reserve                                                     (713)                (713)
                                                                   --------             --------
                                                                   $ 18,373             $ 16,806
                                                                   ========             ========

NOTE 5.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   March 31          December 31
                                                                      1996               1995
                                                                      ----               ----
Land and improvements                                              $  2,315             $  2,315
Building and improvements                                            35,998               35,998
Machinery and equipment                                              87,970               85,067
Leasehold improvements                                                2,786                2,786
Building and improvements under capital leases                        7,500                7,500
                                                                   --------             --------
                                                                    136,569              133,666
Accumulated depreciation and amortization                           (60,491)             (57,126)
                                                                   --------             --------
                                                                   $ 76,078             $ 76,540
                                                                   ========             ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER 1996 COMPARED TO THE FIRST QUARTER 1995
                (Thousands of dollars, except per share amounts)

NET SALES of $40,898 for the first quarter 1996 represents a 10% decline from sales of $45,420 for the same period in 1995. Sales in the Plastics Group decreased 3% as the Plastics Group continued to selectively eliminate low volume and low margin business in its filter operations. Automotive business was down 13%, while the medical and consumer product segments were up approximately 10%. Thermoformed sales were up 9% with increases coming from new medical customers and existing customer growth. Sales for the Imaging Group were $19,280, down 17% from the first quarter of 1995 at $23,162. While sales were below projections, sales volume in February and March showed a 22% improvement over January's performance, anticipating a return to more normal market conditions.

COST OF SALES for the first quarter of 1996 increased to 71% from 69% of net sales for the first quarter of 1995. The Plastics Group cost of sales decreased to 81% in 1996 from 83% of net sales in 1995 due to manufacturing efficiencies and change in product mix. The Imaging Group cost of sales increased to 59% in 1996 from 55% of net sales in 1995 due to the resulting under absorption of overhead on the lower sales volume. This increased cost of sales percentage was experienced by all prepress Imaging divisions.

INCOME FROM OPERATIONS declined to $3,612 in 1996 from operating income of $3,745 in the first quarter of 1995. This decline was due to the cost of sales percentage increase previously described, offset by a 21% decrease in selling, general and administrative expenses, as the Company has significantly reduced its administrative cost structure over the last year.

NET INCOME available for Class A common stock was $1,275 in 1996 compared to $1,271 in the first quarter of 1995 due to the factors described above. The Company's effective income tax rate declined from 34% in 1995 to 30% in 1996 due to the reduction of income tax reserves of $170 provided for in prior years.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE remained unchanged at $0.07 in 1996 and 1995. Fully diluted weighted average shares outstanding increased to 19,451 in 1996 from fully diluted weighted average shares outstanding of 19,359 in 1995 due primarily to the Company's conversion of Series A preferred stock into Class A common shares during 1995, offset by the Company's purchase of outstanding shares, and issuance of Class A common shares under the Company's dividend reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt and capital lease obligations increased to $77,116 in 1996 from $75,582 in 1995 as the Company borrowed to meet short term working capital needs. As of March 31, 1996 the Company had approximately $25,000 available under its $55,000 line of credit agreements. The Company's current ratio at March 31, 1996 was 2.2 with available working capital of $29,824 compared to a current ratio on March 31, 1995 of 1.5 with available working capital of $20,925.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends.

Capital expenditures of $3,013 were made during the first quarter of 1996 for machinery, equipment, automation, and tooling to expand production facilities and improve productivity.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Exhibits
    Exhibit 11 - Calculation of net income per common share.

(B) Report on Form 8-K

The following report was filed on Form 8-K for the quarter ended March 31, 1996:

    Form 8-K dated January 23, 1996
    Form 8-K dated January 30, 1996

(C)      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of May, 1996.


SCHAWK, INC.
- ------------
(Registrant)




/s/ David A. Schawk
- --------------------------------------
President, Chief Executive Officer and
Director





/s/ Marie Meisenbach Graul
- --------------------------------------
Chief Financial Officer, Treasurer,
Public Information Officer and
Director