Form 10-Q
period 1996-06-30
SCHAWK INC
filed 1996-08-06
CIK 719164

- --------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended June 30, 1996 Commission File Number 1-9335
                                    ________

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

                                     60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:



        Title of Each Class            Name of Exchange on  Which Registered
   ------------------------  -----------------------------------------------
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

                          Yes      X           No
                               -------            ------

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996, are:
   19,341,344 shares, Common Stock,             140,866 shares, Class B
   $.008 par value                              Common Stock, $.05 par value
- -----------------------------------         ----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 14.

- --------------------------------------------------------------------------------

PART I
                                  Schawk, Inc.
                     Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)



                                                                     JUNE 30,    DECEMBER 31,
                                                                       1996          1995
                                                                    (UNAUDITED)
                                                            ------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  1,861      $  1,917
  Trade accounts receivable, less allowance for doubtful
  accounts of $820 in 1996 and $984 in 1995                             28,208        29,865
  Inventories                                                           16,397        16,806
  Prepaid expenses and other                                             2,852         3,463
  Deferred income taxes                                                  1,504         1,504
                                                            ------------------------------------
Total current assets                                                    50,822        53,555

Property and equipment - net                                            72,487        76,540
Excess of cost over net assets acquired, less accumulated
  amortization of $6,919 in 1996 and $6,331 in 1995                     45,661        47,858
Other intangible assets, less accumulated amortization of
  $2,898 in 1996 and $2,336 in 1995                                        902           873
Other                                                                    9,009         5,637
                                                            ------------------------------------
Total assets                                                          $178,881      $184,463
                                                            ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                              $  9,118      $  7,943
  Accrued expenses                                                      10,216        11,750
  Notes payable to stockholders                                          5,765         5,765
  Current portion of long-term debt and capital
  lease obligations                                                      1,153         1,222
                                                            ------------------------------------
Total current liabilities                                               26,252        26,680

Long-term debt                                                          64,788        69,907
Capital lease obligations                                                5,485         5,675
Deferred income taxes                                                    5,116         4,736
Other                                                                    1,058         1,036

Stockholders' equity:
 Common stock                                                              166           165
 Preferred stock                                                             -             -
 Additional paid-in capital                                             75,566        75,506
 Retained earnings                                                       5,116         4,573
 Cumulative foreign currency translation adjustment                     (1,413)         (450)
                                                            ------------------------------------
                                                                        79,435        79,794

Treasury stock, at cost                                                 (2,583)       (2,695)
Notes receivable from employees                                           (670)         (670)
                                                            ------------------------------------
                                                                        76,182        76,429
                                                            ------------------------------------
Total liabilities and stockholders' equity                            $178,881      $184,463
                                                            ====================================

See accompanying notes.

                                       2

                                  Schawk, Inc.
                  Condensed Consolidated Statements of Income
                   Three Months Ended June 30, 1996 And 1995
                                  (Unaudited)
                 (Thousands of dollars, except per share data)




                                                         1996            1995
                                                        -----            ----


Net sales                                             $   42,481        $  45,348
Cost of sales                                             28,804           31,830
Selling, general and administrative expenses               9,177           10,121
                                                      ----------        ---------
Operating income                                           4,500            3,397

Interest income                                             (122)            (124)
Interest expense                                           1,270            1,559
Other income                                                 (53)            (149)
                                                      ----------        ----------
                                                           1,095            1,286
                                                      ----------        ----------
Income before income taxes                                 3,405            2,111
Income tax provision                                       1,194              114
                                                      ----------        ---------
Net income                                                 2,211            1,997
Preferred dividends                                          313              340
                                                      ----------        ----------

Net income available for Class A common shares            $1,898           $1,657
                                                        =========        =========

Primary and fully diluted income per Class A
 common share                                             $ 0.10           $ 0.09
Cash dividends per Class A common share                   $0.065           $0.065
Cash dividends per Class B common share                   $ 0.45           $ 0.45
Weighted average Class A common shares
 outstanding                                              19,380           19,223
Weighted average Class B common shares
 outstanding                                                 141              140


See accompanying notes.




                                  Schawk, Inc.
                  Condensed Consolidated Statements of Income
                    Six Months Ended June 30, 1996 And 1995
                                  (Unaudited)
                 (Thousands of dollars, except per share data)


                                                         1996            1995
                                                        -----           ------

Net sales                                             $  83,378        $  90,768
Cost of sales                                            57,794           62,989
Selling, general and administrative expenses             17,470           20,637
                                                      ---------        ---------
Operating income                                          8,114            7,142

Interest income                                            (253)            (268)
Interest expense                                          2,687            3,117
Other income                                                 (7)            (255)
                                                      ---------        ---------
                                                          2,427            2,594
                                                      ---------        ---------
Income before income taxes                                5,687            4,548
Income tax provision                                      1,887              940
                                                       --------        ---------
Net income                                                3,800            3,608
Preferred dividends                                         626              680
                                                       --------        ---------

Net income available for Class A common shares           $3,174           $2,928
                                                       ========        =========
Primary and fully diluted income per Class A
 common share                                             $0.16            $0.15
Cash dividends per Class A common share                   $0.13            $0.13
Cash dividends per Class B common share                   $0.90            $0.90
Weighted average Class A common shares
 outstanding                                             19,394           19,256
Weighted average Class B common shares
 outstanding                                                141              140


See accompanying notes.


                                  Schawk, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                    Six Months Ended June 30, 1996 and 1995
                             (Thousands of Dollars)


                                                                          1996                   1995
                                                                ----------------------------------------

OPERATING ACTIVITIES
Net income                                                         $3,800                       $3,608
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                   7,787                        7,924
    Deferred income taxes                                             380                         (456)
    Other                                                            (221)                         272
    Changes in operating assets and liabilities, net of
      effects from acquisitions:
        Trade accounts receivable                                     285                          156
        Inventories                                                (1,556)                      (1,782)
        Prepaid expenses and other                                    443                        1,188
        Trade accounts payable and accrued expenses                   433                       (1,067)
                                                               ----------------------------------------
Net cash provided by operating activities                          11,351                        9,843

INVESTING ACTIVITIES
Purchases of property and equipment                                (7,007)                      (4,966)
Acquisitions, net of cash acquired                                     --                       (1,243)
Other                                                                  --                          --
                                                               ----------------------------------------
Net cash used in investing activities                              (7,007)                      (6,209)

FINANCING ACTIVITIES
Proceeds from sale of operating division                            5,000                          --
Proceeds from debt                                                     --                        3,603
Principal payments on debt                                         (5,188)                        (977)
Principal payments on capital lease obligations                      (190)                          --
Principal payments on notes payable to stockholders                    --                       (2,696)
Cash dividends                                                     (2,013)                      (3,286)
Purchase of common stock                                           (1,139)                        (804)
Issuance of common stock                                               70                           --
Other                                                                (363)                        (289)
                                                               ----------------------------------------
Net cash used in financing activities                              (3,823)                      (4,449)
Effect of foreign currency exchange rates                            (577)                          --
                                                               ----------------------------------------
Net decrease in cash and cash equivalents                             (56)                        (815)
Cash and cash equivalents beginning of period                       1,917                        2,288
                                                               ----------------------------------------
Cash and cash equivalents end of period                            $1,861                       $1,473

                                                               ========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock                1,245                          --
Cash paid for interest                                              2,281                        2,402
Cash paid for income taxes                                          1,443                          524
Note received for sale of operating division                        2,619                           --


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


NOTE 3. DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) operates in two business segments, Imaging and Plastics. The Imaging Group provides prepress graphics arts services to customers primarily in the consumer products industries located in the United States. The Plastics Group develops and manufactures insert injection molded plastic filtration elements for the automotive, healthcare and industrial markets. The Plastics Group also manufacturers thermoform visual and specialty packaging for the general commercial, healthcare, and consumer markets. The Company operates plastics manufacturing facilities in the United States, Puerto Rico, Ireland, and France.



NOTE 4.INVENTORIES

  Inventories consist of the following:

                                                        June 30   December 31
                                                         1996        1995
                                                    ------------  -----------
  Raw materials                                       $ 5,596       $ 6,432
  Work in process                                       8,211         6,565
  Finished goods                                        3,303         4,522
                                                    ------------  -----------
                                                       17,110        17,519
  Less: LIFO reserve                                     (713)         (713)
                                                    ------------  -----------
                                                      $16,397       $16,806
                                                    ============  ===========



NOTE 5.PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

Caption>

                                                        June 30   December 31
                                                         1996        1995
                                                    ------------  -----------
  Land and improvements                                 $2,315       $2,315
  Building and improvements                             35,998       35,998
  Machinery and equipment                               87,217       85,067
  Leasehold improvements                                 2,786        2,786
  Building and improvements under capital leases         7,500        7,500
                                                    ------------  -----------
                                                       135,816      133,666
  Accumulated depreciation and amortization            (63,329)     (57,126)
                                                    ------------  -----------
                                                       $72,487      $76,540
                                                    ============  ===========


NOTE 6. SALE OF DIVISION

On May 1, 1996, the Company sold one of its operating divisions, Plastics Molded Concepts, Inc. (PMC), for cash of $5.0 million and notes receivable of $2.6 million. No gain or loss was realized on the transaction. The operating results of PMC were not significant to the consolidated results for the six months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share data)


NET SALES of $42,481 for the second quarter of 1996 represents a 6% decline from net sales of $45,348 for the second quarter of 1995. Sales in the Plastics Group decreased by 8% for the second quarter of 1996 (increased by 3% excluding Plastics Molded Concepts, Inc. (PMC) which was sold on May 1, 1996), while sales in the Imaging Group declined by 5% over the same period. However, Imaging Group sales increased by 12% from the first quarter of 1996 as customer orders normalized following a year long period of lower sales. Sales for the first six months of 1996 of $83,378 declined 8% from sales of $90,768 for the first half of 1995.

COST OF SALES for the second quarter of 1996 decreased to 68% from 70% from the second quarter of 1995. The Plastics Group cost of sales decreased to 82% for the second quarter of 1996 from 89% for the same period in 1995 due the sale of PMC. The Imaging Group cost of sales decreased to 55% for the second quarter of 1996 from 58% for the same period in 1995 due to manufacturing efficiencies implemented during the last year. Cost of sales for the first six months of 1996 remained level at 69% compared to the first six months of 1995.

INCOME FROM OPERATIONS increased to $4,500 for the second quarter of 1996 versus operating income of $3,397 for the second quarter of 1995. For the six month period, income from operations increased to $8,114 from income from operations of $7,142 for the first six months of 1995. This increase was primarily due to manufacturing efficiencies and a 15% reduction in general and administrative expenses as the Company's cost reduction program was in effect for a full year.

OTHER EXPENSE declined to $1,095 for the second quarter of 1996 from $1,286 for the second quarter of 1995 on lower interest expense due to debt reduction.
For the first six months of 1996, net other expense decreased to $2,427 compared to $2,594 for the same period of 1995.

NET INCOME available for Class A common stock increased to $1,898 for the second quarter of 1996 compared to $1,657 for the second quarter of 1995, and for the six month period increased to $3,174 from $2,928 for the first six months of 1995 as a result of the factors previously discussed. The income tax provision for the second quarter and first six months of 1995 includes a credit of $544 related to losses from the discontinued operations in Germany recorded on the Company's books in 1993, for which no tax benefit was previously recorded. The tax credit is not available for 1996.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE increased to $0.10 for the second quarter of 1996 from primary and fully diluted earnings per share of $0.09 for the second quarter of 1995, and increased to $0.16 for the first six months of 1996 compared to primary and fully diluted earnings per share of $0.15 for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt decreased to $64,788 at June 30, 1996 from $69,907 at December 31, 1995 as a result of an effort to use working capital to reduce outstanding debt. The Company's current ratio at June 30, 1996 was 1.9 with available working capital of $24,570 compared to a current ratio of 2.0 with available working capital of $26,875 at December 31, 1995.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends.

Capital expenditures increased to $7,007 for the six month ended June 30, 1996 from $4,966 for the same period in 1995. Management believes that its capital expenditure program is adequate to allow for the Company's continued growth and profitability.

SALE OF OPERATING DIVISION

On May 1, 1996 the Company sold Plastic Molded Concepts, Inc. (PMC) for $5,000 in cash and $2,600 in notes receivable. No gain or loss was realized on the transaction. The operating results of PMC were not significant to the consolidated results for the six month period ended June 30, 1996.

ACQUISITIONS

The Company has a Letter of Intent to acquire Stanmont, Inc., an Imaging Company with operations in Montreal and Toronto. Stanmont had approximately $20,000 (U.S.) in revenues in 1995. The acquisition is not deemed significant as defined by SEC regulations.

The Company closed on the purchase of ConvertScan on July 31, 1996. ConverterScan has operations in Stamford, CT and Atlanta, GA. ConverterScan had approximately $5,200 in revenues in 1995. The acquisition is not deemed significant as defined by SEC regulations.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Exhibits
    Exhibit 11 - Calculation of net income per common share.

(B) Reports on Form 8-K

The following reports were filed on Form 8-K for the quarter ended June 30, 1996:

     Form 8-K dated July 8, 1996
     Form 8-K dated July 29, 1996

(C) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of August, 1996.


SCHAWK, INC.
(Registrant)




/s/ David A. Schawk
- ------------------------------------
President, Chief Executive Officer and Director





/s/ Marie Meisenbach Graul
- ------------------------------------
Chief Financial Officer, Treasurer, Public Information Officer and Director





/s/ Dennis D. Wilson
- ------------------------------------
Director of Financial Reporting and Chief Accounting Officer