Form 10-Q
period 1996-09-30
SCHAWK INC
filed 1996-11-12
CIK 719164

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1996 Commission File Number 1-9335
                                    ________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No
                                 ---             ---

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996, are:

19,754,643 shares, Common Stock, $.008 par value     135,708 shares, Class B Common Stock, $.05 par value
------------------------------------------------     ----------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 14.





================================================================================

PART I

                                  Schawk, Inc.
                     Condensed Consolidated Balance Sheets
                             (Thousands of Dollars)


                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           1996          1995
                                                                        (UNAUDITED)
                                                                     -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  3,439      $  1,917
  Trade accounts receivable, less allowance for doubtful
   accounts of $812 in 1996 and $984 in 1995                              29,292        29,865
  Inventories                                                             17,575        16,806
  Prepaid expenses and other                                               3,932         3,463
  Deferred income taxes                                                    1,504         1,504
                                                                        ----------------------
Total current assets                                                      55,742        53,555
Property and equipment - net                                              75,951        76,540
Excess of cost over net assets acquired, less accumulated
  amortization of $7,198 in 1996 and $6,331 in 1995                       49,235        47,858
Unallocated acquisition costs                                              6,680            --
Other intangible assets, less accumulated amortization of
  $2,736 in 1996 and $2,336 in 1995                                          938           873
Other                                                                      6,042         5,637
                                                                        ----------------------
Total assets                                                            $194,588      $184,463
                                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                $  8,532      $  7,943
  Accrued expenses                                                        15,087        11,750
  Notes payable to stockholders                                            5,765         5,765
  Current portion of long-term debt and capital lease obligations          6,297         1,222
                                                                        ----------------------
Total current liabilities                                                 35,681        26,680

Long-term debt                                                            65,278        69,907
Capital lease obligations                                                  5,385         5,675
Deferred income taxes                                                      5,269         4,736
Other                                                                      1,206         1,036

Stockholders' equity:
  Common stock                                                               166           165
  Preferred stock                                                             --            --
  Additional paid-in capital                                              79,366        75,506
  Retained earnings                                                        5,872         4,573
  Cumulative foreign currency translation adjustment                      (1,159)         (450)
                                                                        ----------------------
                                                                          84,245        79,794
Treasury stock, at cost                                                   (1,806)       (2,695)
Notes receivable from employees                                             (670)         (670)
                                                                        ----------------------
                                                                          81,769        76,429
                                                                        ----------------------
Total liabilities and stockholders' equity                              $194,588      $184,463
                                                                        ======================

See accompanying notes.

                                 Schawk, Inc.
                 Condensed Consolidated Statements of Income
                Three Months Ended September 30, 1996 and 1995
                                 (Unaudited)
                (Thousands of dollars, except per share data)

                                                           1996              1995
                                                           ----              ----
Net sales                                                $40,541           $40,681
Cost of sales                                             27,185            29,539
Selling, general and administrative expenses               8,573             8,861
                                                         -------           -------
Operating income                                           4,783             2,281
Interest income                                             (106)             (149)
Interest expense                                           1,368             1,659
Other income                                                   7                47
                                                         -------           -------
                                                           1,269             1,557
                                                         -------           -------
Income before income taxes                                 3,514               724
Income tax provision (credit)                              1,293              (223)
                                                         -------           -------
Net income                                                 2,221               947
Preferred dividends                                          313               340
                                                         -------           -------
Net income available for Class A common shares           $ 1,908           $   607
                                                         =======           =======

Primary and fully diluted income per Class A
 common share                                            $  0.10           $  0.03
Cash dividends per Class A common share                  $ 0.065           $ 0.065
Cash dividends per Class B common share                  $  0.45           $  0.45
Weighted average Class A common shares
 outstanding                                              19,607            19,132
Weighted average Class B common shares
 outstanding                                                 136               140

See accompanying notes.

                                 Schawk, Inc.
                 Condensed Consolidated Statements of Income
                Nine Months Ended September 30, 1996 and 1995
                                 (Unaudited)
                (Thousands of dollars, except per share data)


                                                         1996              1995
                                                         ----              ----
Net sales                                              $123,919         $131,449
Cost of sales                                            84,979           92,528
Selling, general and administrative expenses             26,043           29,498
                                                       --------         --------
Operating income                                         12,897            9,423
Interest income                                            (359)            (417)
Interest expense                                          4,055            4,776
Other income                                                 --             (208)
                                                       --------         --------
                                                          3,696            4,151
                                                       --------         --------
Income before income taxes                                9,201            5,272
Income tax provision                                      3,180              717
                                                       --------         --------
Net income                                                6,021            4,555
Preferred dividends                                         939            1,020
                                                       --------         --------
Net income available for Class A common shares         $  5,082         $  3,535
                                                       ========         ========
Primary and fully diluted income per Class A
 common share                                          $  0.260         $  0.180
Cash dividends per Class A common share                $  0.195         $  0.195
Cash dividends per Class B common share                $  1.350         $  1.350
Weighted average Class A common shares
 outstanding                                             19,463           19,216
Weighted average Class B common shares
outstanding                                                 136              140


See accompanying notes.

                                 Schawk, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                Nine Months Ended September 30, 1996 and 1995
                            (Thousands of Dollars)


                                                           1996        1995
                                                         --------------------
OPERATING ACTIVITIES
Net income                                               $  6,021   $  4,555
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization                           11,759     12,282
   Deferred income taxes                                      491       (896)
   Other                                                       --       (357)
   Changes in operating assets and liabilities, net of
    effects from acquisitions:
      Trade accounts receivable                             2,851       (338)
      Inventories                                          (2,274)       155
      Prepaid expenses and other                              162        961
      Trade accounts payable and accrued expenses             426      1,231
                                                         -------------------
Net cash provided by operating activities                  19,436     17,593

INVESTING ACTIVITIES
Purchases of property and equipment                        (9,912)    (6,986)
Acquisitions, net of cash acquired                         (6,826)    (1,243)
Other                                                      (1,441)        --
                                                         -------------------
Net cash used in investing activities                     (18,179)    (8,229)

FINANCING ACTIVITIES
Proceeds from sale of operating division                    5,000         --
Proceeds from long term note collected                      4,034         --
Proceeds from debt                                          3,035      4,700
Principal payments on debt and capital leases              (7,590)    (6,999)
Principal payments on notes payable to stockholders            --     (3,093)
Cash dividends                                             (2,618)    (4,585)
Purchase of common stock                                   (1,269)    (1,062)
Issuance of common stock                                       70        755
Other                                                          --       (223)
                                                         -------------------
Net cash provided by (used in) financing activities           662    (10,507)
Effect of foreign currency exchange rates                    (397)        --
                                                         -------------------
Net increase (decrease) in cash and cash equivalents        1,522     (1,143)
Cash and cash equivalents beginning of period               1,917      2,288
                                                         -------------------
Cash and cash equivalents end of period                  $  3,439   $  1,145
                                                         ===================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock        2,104         --
Cash paid for interest                                      3,336      2,402
Cash paid for income taxes                                  2,689        524
Note received for sale of operating division                2,619         --
Common stock issued in connection with acquisitions         3,800         --


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

NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                    September 30     December 31
                                                       1996             1995
                                                       ----             ----
Raw materials                                        $ 5,732          $ 6,432
Work in process                                        9,086            6,565
Finished goods                                         3,470            4,522
                                                     -------          -------
                                                      18,288           17,519
Less: LIFO reserve                                      (713)            (713)
                                                     -------          -------
                                                     $17,575          $16,806
                                                     =======          =======

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     September 30    December 31
                                                        1996            1995
                                                        ----            ----
Land and improvements                                $  2,344        $  2,315
Building and improvements                              36,932          35,998
Machinery and equipment                                95,095          85,067
Leasehold improvements                                  2,965           2,786
Building and improvements under capital leases          7,500           7,500
                                                     --------        --------
                                                      144,836         133,666
Accumulated depreciation and amortization             (68,885)        (57,126)
                                                     --------        --------
                                                     $ 75,951        $ 76,540
                                                     ========        ========


NOTE 6. SALE OF DIVISION

On May 1, 1996, the Company sold one of its operating divisions, Plastics Molded Concepts, Inc. (PMC), for cash of $5.0 million and notes receivable of $2.6 million. No gain or loss was realized on the transaction. The operating results of PMC were not significant to the consolidated results for the nine months ended September 30, 1996.

NOTE 7. ACQUISITIONS

On July 31, 1996 the Company acquired 100% of Converter Scan, Inc. an Imaging company, with operations in Connecticut and Georgia for cash of $1,900, stock of $2,800, and assumption of debt of $1,400.

Effective September 1, 1996, the Company acquired 100% of Stanmont, Inc. an Imaging company, with operations in Toronto and Montreal, for cash of $3,500, stock of $1,000, and assumption of debt of $4,379.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share data)


NET SALES of $40,541 for the third quarter of 1996 changed less than 1% from net sales of $40,681 for the third quarter of 1995. Sales in the Plastics Group decreased by 10% for the third quarter of 1996 (increased by 1% excluding Plastics Molded Concepts, Inc. (PMC) which was sold on May 1, 1996), while sales in the Imaging Group increased by 9% over the same period. The Imaging Group sales increase was due almost entirely to the acquisitions of Converter Scan, Inc. and Stanmont, Inc. which had two months and one month of sales, respectively, included in the third quarter. Sales for the first nine months of 1996 of $123,919 declined 6% from sales of $131,449 for the first nine months of 1995 (declined 2% excluding PMC).

COST OF SALES for the third quarter of 1996 decreased to 67% from 73% from the third quarter of 1995. The Plastics Group cost of sales decreased to 81% for the third quarter of 1996 from 86% for the same period in 1995 as manufacturing processes improved in Europe and Puerto Rico. The Imaging Group cost of sales decreased to 57% for the third quarter of 1996 from 60% for the same period in 1995 due to manufacturing efficiencies implemented during the last year. Cost of sales for the first nine months of 1996 decreased to 69% compared to the first nine months of 1995 of 70%.

INCOME FROM OPERATIONS increased 110% to $4,783 for the third quarter of 1996 versus operating income of $2,281 for the third quarter of 1995 as gross margin increased as previously discussed and general administrative expenses decreased 3%. For the nine month period, income from operations increased to $12,897 from income from operations of $9,423 for the first nine months of 1995.

OTHER EXPENSE declined to $1,269 for the third quarter of 1996 from $1,557 for the third quarter of 1995 on lower interest expense due to debt reduction. For the first nine months of 1996, net other expense decreased to $3,696 compared to $4,151 for the same period of 1995.

NET INCOME available for Class A common stock increased 214% to $1,908 for the third quarter of 1996 compared to $607 for the third quarter of 1995, and for the nine month period increased to $5,082 from $3,535 as a result of the factors previously discussed. The income tax provision for the third quarter and first nine months of 1995 includes a credit of $544 and 1,088, respectively, related to losses from the discontinued operations in Germany recorded on the Company's books in 1993, for which no tax benefit was previously recorded. The tax credit is not available for 1996.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE increased to $0.10 for the third quarter of 1996 from primary and fully diluted earnings per share of $0.03 for the third quarter of 1995, and increased to $0.26 for the first nine months of 1996 compared to primary and fully diluted earnings per share of $0.18 for the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt decreased to $65,278 at September 30, 1996 from $69,907 at December 31, 1995 as a result of an effort to use working capital to reduce outstanding debt. The Company's current ratio at September 30, 1996 was 1.6 with available working capital of $20,061 compared to a current ratio of 2.0 with available working capital of $26,875 at December 31, 1995. The decline in working capital is the result of the financing of the Stanmont acquisition with short term debt.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends.

Capital expenditures increased to $9,912 for the nine month ended September 30, 1996 from $6,986 for the same period in 1995. Management believes that its capital expenditure program is adequate to allow for the Company's continued growth and profitability.

ACQUISITIONS

On July 31, 1996 the Company acquired 100% of Converter Scan, Inc. an Imaging company, with operations in Connecticut and Georgia for cash of $1,900, stock of $2,800, and assumption of debt of $1,400.

Effective September 1, 1996, the Company acquired 100% of Stanmont, Inc. an Imaging company, with operations in Toronto and Montreal, for cash of $3,500, stock of $1,000, and assumption of debt of $4,379.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Exhibits
    Exhibit 11 - Calculation of net income per common share.

(B) Reports on Form 8-K

The following reports were filed on Form 8-K for the quarter ended September 30, 1996:

    Form 8-K dated August 26, 1996
    Form 8-K dated October 8, 1996

(C)   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of November, 1996.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
----------------------------
President, Chief Executive Officer and Director





/s/ Marie Meisenbach Graul
----------------------------
Chief Financial Officer, Treasurer, Public Information Officer and Director





/s/ Dennis D. Wilson
----------------------------
Director of Financial Reporting and Chief Accounting Officer