Form 10-K
period 1996-12-31
SCHAWK INC
filed 1997-03-31
CIK 719164

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     COMMISSION FILE NUMBER 1-9335

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

                                     60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
            CLASS A COMMON STOCK,                         NEW YORK STOCK EXCHANGE
               $.008 PAR VALUE

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES [X]     NO [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 17, 1997, of the voting stock held by non-affiliates of the Registrants was approximately $21,635,025.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 17, 1997, are:

                19,877,461 shares, Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                      PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
                       --------                      ----------------------------------------------------------
1.   Joint Proxy Statement for the 1997 Annual       Part III, Items 10, 11, 12 and 13.
     Meeting of Stockholders to be held May 21,
     1997 (the "Joint Proxy Statement").

================================================================================

                                  SCHAWK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                               DECEMBER 31, 1996


PART   I                                                                            PAGE
------------                                                                        ----

    Item  1.  Business                                                                 2
    Item  2.  Properties                                                              13
    Item  3.  Legal Proceedings                                                       14
    Item  4.  Submission of Matters to a Vote of Security Holders                     14


PART  II
------------

    Item  5.  Market for the Registrants'
              Common Stock and Related Stockholder Matters                            15
    Item  6.  Selected Financial Data                                                 16
    Item  7.  Management's Discussion and
              Analysis of Financial Condition and Results of Operations               17
    Item  8.  Financial Statements and Supplementary Data                             20
    Item  9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures                                               42

PART III
------------

    Item 10.  Directors and Executive Officers of the Registrant                      42
    Item 11.  Executive Compensation                                                  42
    Item 12.  Security Ownership of Certain Beneficial Owners and Management          42
    Item 13.  Certain Transactions                                                    42

PART  IV
------------

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         42

                                     PART I

ITEM 1.  BUSINESS

     THE COMPANY

     Schawk, Inc. ("Schawk" or the "Company") has one current operating business segment, the Imaging and Information Technologies Group (the "Imaging Group"). Prior to February 7, 1997, the Company also operated a second segment, the Plastics Group (the "Discontinued Operations").

     The Imaging Group is a leader in the prepress industry in the United States primarily serving consumer products businesses. The Imaging Group offers a complete line of prepress services, digital image management, art production, digital photography and products for the production of consumer product packaging and related marketing and advertising materials.

     Schawk was founded in 1953, operating from one location in Chicago, Illinois. Under the direction of Clarence W. Schawk and his son, David A. Schawk, the Company has grown into a diversified international corporation with operations in the United States and Canada as well as international affiliates in Europe and the Far East through marketing agreements. A Mexico-based operation is scheduled for opening in the fourth quarter 1997. Over the past 21 years, Schawk developed an active acquisition program in an industry that is consolidating due to the continuing demands of technology, and Schawk has successfully integrated more than 25 businesses into Schawk's operations while streamlining overhead and improving margins. The Company intends to continue to expand through acquisitions of well-managed companies with solid market positions, established client relationships and new technologies.

     The Company has also taken advantage of its customers' need to downsize, and the Company has satellite operations, of which 12 are on-site operations and the others are in close proximity to our clients. The Company's "on-site" operations locate Schawk personnel and equipment at the customer's facility. This provides Schawk with increased client communication, which enables reduced product turnaround time for these clients. It also enables the Company to modify and customize its operations to fit the particular requirements of each client.

     The Company is incorporated within the laws of the State of Illinois. The Company's principal executive offices are located at 1695 River Road, Des Plaines, Illinois 60018, and its telephone number is (847) 827-9494.

IMAGING AND INFORMATION TECHNOLOGIES GROUP BUSINESS

     The Company has developed the Imaging Group through a combination of internal growth, new products and services and numerous acquisitions. During 1996, the Company made three acquisitions and divested two companies. The acquisitions were Converterscan of Stamford, Connecticut, and Atlanta, Georgia; Stanmont Inc. of Montreal, Quebec, which had four operating entities:
CyberImages (Toronto), Batten Graphics (Toronto), PrinterNet (Toronto), and Xzact (Toronto); and Stebbins Photography, a digital photography studio in Minneapolis, Minnesota. These acquisitions were made to expand the client base, enhance the Company's technical capabilities and services and enhance geographic presence with its multinational client base.

     Converterscan enjoyed a reputation for expanding technology with a strong client base. Its two operating facilities and the production and sales organization have been merged with the LSI/Atlanta in Georgia. The Canadian operations will continue as freestanding facilities and brought to Schawk a Canadian presence with which to serve the imaging needs of its consumer products customers in Canada. Stanmont and Batten Graphics/Cyber-Images currently have significant relationships with advertising and catalog clients with further growth opportunities in the packaging market.

SALE OF PLASTICS GROUP

     During 1996, the Company adopted a plan to discontinue the operation of its Plastics Group. The Company concluded during a strategic review that its managerial and financial resources could be more productively invested in the Company's primary competency, imaging technologies.

     Plastic Molded Concepts (PMC) of Eagle, Wisconsin was sold on May 1, 1996, to a management-led buyout group. On December 19, 1996, the Company announced the sale of the remaining Plastics Group to the ESCO Electronics Corporation of St. Louis, Missouri. This sale transaction closed on February 7, 1997. As a result of the sale, the Company recorded a fourth quarter charge of $33 million ($1.67 loss per share) to write-down assets to estimated net realizable value and provide for taxes and the costs of disposing of this business. The financial information with respect to discontinued operations is also presented in Note 14 to the Consolidated Financial Statements.

IMAGING TECHNOLOGIES INDUSTRY

     The Company believes that its Imaging Group is the leading producer of color prepress imaging services for the consumer products packaging industry in the United States, particularly for food and beverage producers. For over 40 years, the Imaging Group has provided comprehensive prepress products and services, including but not limited to conventional, electronic and desktop color separations, electronic production design, digital and analog image data management, digital photography, film preparation, platemaking and press proofs for the three main printing processes: lithography, flexography and gravure.

     The Imaging Group has particular expertise in preparing color images for multimillion-unit production runs of consumer products packaging. The Imaging Group functions as a vital interface between its Fortune 500 consumer products clients, their creative designers and their converters (printers) in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround times. The Imaging Group's ability to provide customized prepress work in today's shorter turnaround times, without loss of quality, makes it a valued player in new product introduction and promotional activity.

     The Imaging Group also maintains both analog and digital data archives of product package layouts and designs, providing value-added services by further improving its efficiency in accommodating clients' rapidly changing packaging design modifications and product line extensions. By continuing to provide such high-end, value-added services, the Imaging Group commands a significant share of the market for prepress services for the food and beverage industry, which uniquely positions it to benefit from positive industry trends, such as repetitive labeling changes, the increased number of SKUs and the use of packaging as a means of product promotion and differentiation, particularly for specialized purposes for regional and seasonal activities.

INDUSTRY BACKGROUND

     Prepress services are generally defined as those tasks involved in preparing images and text for reproduction by any of several types of printing processes. The Company's Imaging Group interfaces between consumer products manufacturers and the creative designers and converters (printers) used by those businesses to produce packaging, for example, product cartons, boxes, trays, cans, containers, packaging labels and related point-of-sale and promotional materials.

     IMAGING SERVICES DO NOT ENTAIL THE ACTUAL PRINTING OR PRODUCTION OF SUCH PACKAGING MATERIALS, BUT RATHER INCLUDE THE VARIOUS PREPARATORY STEPS SUCH AS ART PRODUCTION DESIGN, DIGITAL PHOTOGRAPHY, RETOUCHING, COLOR SEPARATION AND OTHER PHOTOPLATEMAKING SERVICES, FOR USE IN LITHOGRAPHY, FLEXOGRAPHY AND GRAVURE, WHICH ARE THE PRINCIPAL PRINTING PROCESSES CURRENTLY USED IN THE GRAPHIC ARTS INDUSTRY. "COLOR SEPARATION" REFERS TO PREPARING COLOR IMAGES, TEXT AND LAYOUT FOR THE PRINTING PROCESS.

     The Imaging Group's services consist principally of the electronic and digital production, to client specifications, of art production of design, color separations and color proofs. These products are an intermediate step between creative artwork and the actual printing of graphic materials. The production of color separations requires well-trained, highly skilled, highly trained technicians applying various digital and analog image manipulation, assembly and color filtering techniques in order to preserve the integrity of the original image when translated into print and to ensure consistency of the printed materials.

     Prepress services such as color separation work have traditionally been performed by skilled craftspersons almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, prepress firms such as the Imaging Group have become increasingly computerized, relying instead on digitized imaging, in which digitized images and text are manipulated according to client specifications. On an increasing basis, the material being supplied by the clients is presented in a digitized format on a variety of removable media, including tape, floppy disk and CD-ROM.

     Additionally, with its expansion into electronic art production design, the Imaging Group is utilizing its technical expertise to serve clients' requirements in a variety of outsourcing services including image database archive and telecommunication and trafficking. Given the increased computerization of the prepress services industry, highly trained technicians are essential to the quality of the end product. Requirements of speed and turnaround are increasing as client differentiation and customization translate into market share. Schawk's Imaging Group has met these requirements by establishing numerous satellite "on-site" operations to complement its main manufacturing facilities.

     The prepress services industry is highly fragmented among many market participants, which tend to be smaller companies. Market size estimates for domestic U.S. packaging markets for prepress services vary from $1.5 billion to $2.0 billion while the worldwide estimates are as high as $6.0 billion for packaging prepress alone. Providers of prepress services include independent color separators, such as the Imaging Group, and converters. The size of a prepress provider can range from $2 million in revenue up to $200 million. There are only a handful beyond the $50 million revenue mark.

     The majority of the prepress providers in this market specialize in lower margin, 9x11 work that includes textbooks, advertising, catalogs, newspapers and magazines, etc. The Imaging Group specializes in prepress services relating to the packaging and promotional needs of clients in the food and beverage industry, particularly high-end clients who need to ensure worldwide quality consistency in the packaging of their products. Consumer products have no consistent size or shape. Every package is unique, and the Company functions as a custom job shop.

     Each time a manufacturer redesigns its packaging or wishes to use its product packaging as a promotional vehicle, new art production color separation work is required. Product extensions and a high level of packaging redesign, prompted by market trends, as well as the need to provide quicker turnarounds, have contributed to an increasing volume of color separation work for the consumer products industry. These trends include:

      (i) an increasing number of SKUs as consumer products companies compete to gain shelf space and market share;
      (ii) increased use of package design and point of purchase promotions by food and beverage procedures to market their products;
      (iii)the disclosure requirements of the Food and Drug Administration, which have heightened consumer awareness of product ingredients; and
      (iv) consumers' increasing preferences for healthier, reformulated food and beverage products.

     To capitalize on these trends, management believes that the Imaging Group must continue to be able to provide clients the ability to make numerous changes and enhancements with shorter turnaround times than ever before. Accordingly, the Imaging Group continues to invest in the rapidly emerging technology and is committed to the continuing education of its employees and clients.

     The development of lower-cost, faster desktop publishing systems has increased the potential for competition in the prepress industry by lowering barriers to entry relating to equipment costs. However, this development has also resulted in the proliferation of software systems, many of which have created training issues while adding new capabilities. This frequent change in industry software necessitates constant training and education. It has also created the demand from customers for increasingly faster turnarounds. As technology advances in the imaging industry, speed is becoming a significant differentiator. The Imaging Group believes that its ability to provide quick turnaround time, dependability and value-added training and education programs will continue to give it a competitive advantage in serving clients who require high volume, high quality product imagery.

STRATEGIC OUTLOOK

     The Company's primary goals involve enhancing its leadership positions in imaging markets. Key aspects of the Company's business strategy to achieve this goal include the following:

      o MARKET CONSOLIDATION. To continue to enhance the economies of scale required to support the cost of its business strategy, the Company has developed an active acquisition program. As the market consolidates, the smaller prepress companies cannot keep pace with all the changing technology. The Company's sustained profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million. In its 44-year history, the Company has successfully integrated more than 25 acquired businesses into its operations while streamlining overhead and improving margins. These successful acquisitions are elements of a strategic plan to acquire market niche companies with Fortune 1,000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. These acquired managers receive performance incentives to continue to grow the business.

         With the proceeds from the sale of the Plastic Group, the Company intends to continue expanding through acquisitions of well-managed companies with solid market positions and established client lists and/or new technologies. The Company believes that emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its product offerings and provide its clients with a single source for imaging and image database services.

         The Company believes it has greater versatility in meeting the various requirements of its clients than smaller, less integrated competitors lacking technical expertise, and that this versatility will result in greater opportunities for internal growth as well as enhancing the Company's image as an attractive purchaser for potential consolidation candidates. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented consolidating industries in which it operates, particularly packaging, and image database management. The Company expects to strengthen its market positions by applying its management and operational practices, which have been successful in its graphic arts businesses, to newly acquired businesses.

      o EXPLOITATION OF INDUSTRY TRENDS: OUTSOURCING. The Company enjoys a successful history of strengthening its market positions by identifying and exploiting industry trends. As a consequence, the Imaging Group was uniquely positioned to benefit as consumer products companies reduced both their staffs and their total number of suppliers. The Company's on-site personnel and equipment-at-the customer's location came as the result of manufacturers outsourcing imaging functions in an attempt to cut their costs and turnaround time. The Company, with 12 on-customer-sites, is ready to expand this effort as customers require this service. Further, the Imaging Group believes that its commitment to client service and its broad array of premium services demonstrate to its clients the value of using the Imaging Group as their primary prepress supplier. As customers continue to cut their staffing requirements, Schawk has become a beneficiary of the lower staffing levels needed to work with few suppliers. Schawk believes these outsourcing trends will continue. The following is a listing of Schawk's on-site locations:

        Customer                          Location
        --------------------------------  ------------------------------
        Print Pac                         Atlanta, Georgia
                                          Hendersonville, North Carolina
                                          Queretaro, Mexico*

        Pepsico, Inc.                     Rye, New York
        M&M Mars, Inc.                    Hackettstown, New Jersey
        The Quaker Oats Company           Chicago, Illinois
        Pillsbury, Inc.                   Minneapolis, Minnesota
        Hormel                            Austin, Minnesota
        Cadbury Schwepp's                 Dallas, Texas
        The Keebler Company               Elmhurst, Illinois
        Brachs & Brock Confections, Inc.  Chattanooga, Tennessee
        Nabisco Foods Group               New Jersey
        Campbell Soup Company             Camden, New Jersey



        * Future site

     The Company has also announced its intention to expand its imaging operations in Cincinnati, Ohio. The Company is currently on-site in a client location and believes that by locating a facility in Cincinnati, turnaround time for its existing client and access to new customer relationships will be strongly enhanced. Schawk is also joining a startup effort for a customer locating in Queretaro, Mexico.

      o MANAGEMENT PHILOSOPHY. The Company believes that its management philosophy has resulted in improved market share and margin performance in its Imaging Group. This philosophy incorporates the following key concepts:

           -  TOTAL QUALITY MANAGEMENT. A cornerstone of the
              Company's management philosophy is its emphasis on high quality. The Company is committed to the principles of "Total Quality Management" (TQM) and stresses to all employees, regardless of level, the importance of striving to meet or exceed client expectations. Historically, the Imaging Group has made the necessary investments in employee training and technological improvements to achieve this level of performance. Through the Company's application of TQM, employees have adopted the necessary commitment to client service that is essential to quick turnaround and consistent delivery of high quality products and services. Such increased quality results in decreased costs to clients and the Company in the long run. The Company views itself as a products and services provider to various clients, not simply delivering a product to multiple customers. Understanding the needs of its clients and customizing its products and services is part of the TQM process that has helped the Company differentiate itself from the competition. Consequently, the Company is driven to make the necessary investments to ensure that these products and services continue to meet the highest quality standards and needs of its clients.

           - CLIENT SERVICE. Another key to the Company's management philosophy has been its commitment to client service. The Imaging Group believes that this commitment has contributed to the confidence and loyalty its clients have shown. Because of increasingly competitive markets faced by its clients, the Company must be flexible enough to modify its operations in order to meet those specialized needs its clients require. The Company's emphasis on on-site client representatives and operations addresses this requirement and has further solidified existing imaging client relationships.

           - EMPLOYEE TRAINING AND INCENTIVES. The Company believes that its most valuable assets are its employees because its ability to provide clients with high quality products and services depends upon their dedication and expertise. The Company provides extensive and frequent training to keep its employees abreast of the latest technological developments and the particular needs of its clients.

           - TECHNICAL EXPERTISE. The Company is able to provide its clients with high quality products and services and quick response time because of its efficient utilization of state-of-the-art equipment software, digital server and storage technology and telecommunication systems. As part of its commitment to improved technology, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs and currently acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991, the Imaging Group established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group continues to be recognized for its efforts by being invited to present at numerous national and international symposiums and conferences.

PRODUCTS AND SERVICES

     The Imaging Group offers comprehensive, high quality prepress services and products. The Imaging Group's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for the three main printing processes: lithography, flexography and gravure. The Imaging Group's services also include both digital and analog image database archival and management as well as the various related outsourcing services. These products and services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques.

     The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted for approximately 75% of the Imaging Group's net sales in 1996. The balance of the Imaging Group's business consisted of the production of similar products and services for point of sale, advertising and direct mail. The Imaging Group focuses primarily on clients in the consumer products industry, where its ability to provide a high degree of image quality and consistency affords it a competitive advantage. Image quality and consistency and ever-shortening response time are becoming increasingly important to consumer products manufacturers as packaging assumes a greater role in promotion. While prepress work represents a relatively small percentage of overall packaging costs, the visual impact (and, consequently, the effectiveness) of product packaging is largely dependent upon the quality of the prepress work.

     As technology has created opportunities for quicker production turnarounds, most of the Imaging Group's Fortune 500 consumer products clients have capitalized on this opportunity to modify their packaging more frequently in order to customize their promotional activities on a regional, seasonal or sporting event basis. This activity has greatly increased the importance of maintaining the integrity of the digital and analog image design and text data for each package variation. The Imaging Group has the capacity to archive and manage past, current and future package design data and, accordingly, serves as a quick access library of accurate file data for its clients.

     The Imaging Group's services are distinguished by a combination of the following core competencies:
      o DATABASE MANAGEMENT. Once an image is in the Company's database, the customer can make regional, seasonal or event related, point of purchase or major advertising adjustments to the file image prior to printing. This ability to quickly manipulate digital images gives the client shorter turnaround time opportunities and allows the product change to arrive on the shelf faster. The Company's database also allows a client to send an image for printing anywhere in the world. As more and more new multinational consumer products companies strengthen their international packaging quality control to reflect their "brand image," they are requiring a more consistent worldwide image. As such, the Company is playing an increasing role in ensuring that its clients' images are satisfactory, not only domestically, but on an international basis as well.

      o QUICK RESPONSE TIME. The ability to complete prepress services for packaging designs in a short period of time is essential to the Imaging Group's success. In connection with the introduction of a new or reformulated product, the Imaging Group is often required to provide services in as little as 24 hours. The Imaging Group is able to provide its clients with such quick turnarounds largely because of its state-of-the-art prepress technologies equipment and highly trained personnel as well as its extensive archive of its clients' image data. The Imaging Group also places its employees "on-site" at or near clients' locations in order to facilitate the needs of particular clients.

      o ACTIVE INTERFACE WITH CONVERTERS/PRINTER. As each client selects its own printer(s) and/or converter(s), the Imaging Group coordinates extensively with the converters for its clients' product packages to ensure uniformity in color and appearance. Each client generally selects its printing services on a bid basis. By using Schawk as its separator, the film is not captive at any one printer or converter. This affords each client consistent image replication at any printing site as Schawk can supply any printer or converter with film customized for its press. This allows the client to reproduce its image consistently across many printing sources and it also allows them flexibility as to location and cost of its press runs.

         Over 40 years of service to the industry has enabled the Company to develop a reputation of superior performance and confidence with the converter. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Imaging Group makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Imaging Group strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

      o TECHNICAL EXPERTISE. The Imaging Group emphasizes continual training and development of its employees to ensure their effective utilization of state-of-the-art equipment and systems. Through programs offered at the Company-owned training center, its operating facilities' manufacturing locations and at clients' on-site locations, the Imaging Group has had success in elevating its employees' competency and its clients' standards and understanding to levels requiring the superior technical expertise and capabilities that distinguish Schawk's services.

RESEARCH AND DEVELOPMENT

     The Imaging Group is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry. To build upon its leadership position, the Imaging Group is actively involved in system and software technical evaluations of various computer and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Imaging Group continually invests in new technology designed to support its high quality prepress services. The Imaging Group concentrates its efforts in understanding systems and tools available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements.
     In its current efforts, the Company has developed a customized data management system that, using an open architecture, allows each client and its designers' converters and other authorized personnel to have access to their image information. Schawk developed CLICk (Client Linked Information Centers) as the cornerstone to an entirely new way of doing business. Compatible with all major platforms and operating systems, CLICk allows clients to efficiently communicate with us and their various suppliers using telephone and/or internet communication. They can transfer files, access images, or proof and approve projects. Clients appreciate the benefits: they utilize less time for information transit and maintain more control. During 1996, the CLICK network grew to include more than 500 users.

     The Imaging Group has established the Schawk Technical Advisory Board for the purpose of researching and evaluating new technologies in the graphic arts and telecommunications industries. The Advisory Board meets formally, at least quarterly, to review new equipment and programs, then disseminates the information to the entire Imaging Group and to clients wherever appropriate.

MARKETING AND DISTRIBUTION

     The Imaging Group markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Imaging Group sells its services through a group of approximately 100 direct salespersons and 110 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and direct mail. Besides its operations in the United States and Canada, the Imaging Group has alliance agreements to provide international prepress services to its client base with prequalified operations in Europe, the Far East and Australia. It is anticipated that the Company will open its own operation in Mexico in the fourth quarter of 1997.

CLIENTS

     The Imaging Group's clients consist of: (i) direct purchasers of color separations, including end-use consumer products manufacturers and direct mailers; (ii) converters; and (iii) advertising agencies. Many of the Imaging Group's clients, a large percentage of which are Fortune 500 companies, are multinational in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Imaging Group plays a very important role in coordinating their printing activities by maintaining current image specifications and quality control at each of its clients' converters. Management believes that this role has enabled the Imaging Group to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of Schawk's image, which then reduces the converters' make-ready time, lowering their costs. End-use clients often select and utilize the Imaging Group to ensure better control of their packaging or other needs and depend upon the Imaging Group to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. It is where the clients' needs are of a volume or specialized requirement that the Company has established one of its, to date, 12 on-site locations. As its new art production services continue to expand, the Imaging Group anticipates that it will be well positioned to further develop its efforts in providing telecommunication services to its client base.

     Many of the Imaging Group's clients place orders on a daily and weekly basis and work closely with the Group year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases), prompting such manufacturers to redesign their packages more frequently. This has resulted in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Imaging Group's business. In addition, consumer products manufacturers have a tendency to sale-source their prepress work with respect to a particular product line, so that changes to the product continuity can be assured. As a result, the Imaging Group has developed a base of steady clients in the food and beverage industry. During 1996, no single client accounted for more than 8% of the Imaging Group's net sales, and the 10 largest clients in the aggregate accounted for less than 37% of net sales.

     The following is an alphabetical listing of a representative sample of current clients of the Company:

     Bayer Corporation
     Campbell Soup Company
     Coca-Cola
     ConAgra, Inc.
     General Mills, Inc.
     Hershey Foods Corporation
     Hunt-Wesson, Inc.
     The Keebler Company
     Leaf Inc.
     Leo Burnett Company, Inc.
     Lever Brothers
     Lipton Tea Company, Ltd.
     M&M/Mars
     Nabisco Foods Group
     Nestle
     Pepsico
     Pillsbury Inc.
     The Procter & Gamble Company
     Publishers Clearing House
     The Quaker Oats Company
     The Reader's Digest Association, Inc.
     SmithKline Beecham
     Stouffer Foods Corporation
     7up/Dr. Pepper

COMPETITION

     The Imaging Group's competition comes from three sources: other independent color separators, converters that have prepress service capabilities, and clients who are able to use developing technologies to perform in-house the services previously provided by the Imaging Group.

     Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Imaging Group believes that only one firm, Wace Group U.S.A., a subsidiary of Wace P.L.C., competes with it on a national basis and that only one other firm, Southern Graphics, a subsidiary of Reynolds Metals, competes with it on a regional basis. The remaining independent color separators are local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.

     Some converters with prepress service capabilities compete with the Imaging Group by performing such services in connection with printing work. Independent color separators such as the Imaging Group, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize the services of the Imaging Group because of the vigorous demands being caused by the requirement for increased timetables. Increasingly converters are being required to invest in technology to improve speed in the printing process and have avoided spending on prepress technology.

     Finally, until recently, the Imaging Group faced continuing competition from some of its own clients who sought to reduce costs by performing color separation services in-house. As requirements of speed continue along with the recognition of the importance of focusing on their core competencies, most clients have recognized that the Imaging Group provides services at a rate that makes outsourcing more efficient.

PURCHASING AND RAW MATERIALS

     The Imaging Group purchases photographic film and chemicals, storage media, ink, plate materials, and various other supplies and chemicals for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. Materials and supplies account for only a small portion of the Imaging Group's cost of production, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Imaging Group has negotiated and enjoys significant volume discounts on materials and supplies from most of its suppliers.

PATENTS AND TRADEMARKS

     The Imaging Group owns no significant patents. The trademarks "Schawk" and "Clockface and Creole" and the trade names "Amber Design," "Color Data East," "Schawkgraphics," "Schawk Client Services Group," "Schawk Prep," "Lincoln Graphics," "Litho Colorplate," "LSI/Atlanta," "LSI/Kala," "Process Color Plate," "Total Reproductions," "Weston Engraving," "The Palm Group," "Stebbins Photography," "Blue Barrel," "Stanmont," "PrinterNet," "CyberImages," and "Batten Graphics" are the most significant trademarks and trade names used by the Imaging Group.

EMPLOYEES

     As of December 31, 1996, the Imaging Group had approximately 825 full-time employees. Of this number, 60% are production employees of which approximately 250 are represented by local units of the Graphic Arts International Union. The Imaging Group's craft employees are crucial to its operations. Collective bargaining agreements covering the Imaging Group's craft employees in four facilities are subject to renegotiation in 1997. The Imaging Group considers its relationships with its employees to be good.

BACKLOG

     The Company does not have or keep backlog figures as jobs are generally in and out of the facilities within 5 to 7 days. Schawk does not have contracts with customers and keeps its excellent client relationships through a combination of service, technology enhancements and price.

FINANCIAL INFORMATION

     The Company acquired a foreign business, Stanmont, Inc., located in Canada as of September 1, 1996. The segment data related to this new geographic location for 1996 is not material and has not been separately disclosed for financial reporting purposes.

     As a result of the sale of its Plastics Group, the Company has restated its 1995 and 1994 financial statements to reflect discontinued operations accounting treatment. Sales, cost of sales and operating income for 1995 and 1994 reflect the actual Imaging Group-only financial information and may be used as a basis of comparison with the 1996 financial statements.


DISCONTINUED OPERATIONS

     In 1992, Schawk acquired controlling interest in Filtertek, Inc. ("Filtertek"). Effective December 30, 1994, the corporation previously known as Schawk, Inc. ("Old Schawk") and certain affiliated corporations (collectively with Old Schawk, the "Old Schawk Companies") were merged into Filtertek in a transaction accounted for as a purchase transaction (the "Merger"). The surviving corporation in the Merger was Filtertek, which then changed its name to Schawk, Inc.; however, under applicable accounting rules the historical financial statements of the Old Schawk Companies, rather than the Filtertek statements, are treated as the financial statements of the Company. The

Plastics Group was comprised primarily of what had been the business of Filtertek prior to the Merger, and the Imaging Group is comprised primarily of what had been the business of the Old Schawk Companies.

     During 1996, the Company adopted a plan to discontinue the operation of its Plastics Group. The Company concluded that its managerial and financial resources could be more productively invested in the Company's primary competency, imaging technologies.

     On December 19, 1996, the Company announced the sale of the remaining Plastics Group to the ESCO Electronics Corporation of St. Louis, Missouri. This sale transaction closed on February 7, 1997. As a result of the February 7, 1997 sale, the Company recorded a fourth quarter charge of $33 million ($1.67 loss per share) to write-down assets to estimated net realizable value and provide for income taxes and other costs of disposing of this business. The financial information with respect to discontinued operations is presented in
Note 14 to the Consolidated Financial Statements.

     Plastic Molded Concepts (PMC) of Eagle, Wisconsin was sold on May 1, 1996, to a management buyout group.

     As a result of the sale of the entire Plastics Group in 1996, the Company has now strategically focused in one product segment, imaging technologies and management.

ITEM 2.  PROPERTIES
-------------------
FACILITIES

     The Company owns or leases the following office and manufacturing facilities:


                                                                       LEASE
                                            OWNED/                     EXPIRATION
    LOCATION                 SQUARE FEET    LEASED    PURPOSE          DATE            DIVISION
----------------             -------------  ------  -----------------  --------------  ------------
                             (APPROXIMATE)
IMAGING GROUP:

Armonk, New York ..........         10,000  Leased  General Offices,   Month to        Color Data East
                                                    Manufacturing      month
Carmel, Indiana ...........           782   Leased  General Offices    October 1998    Sales Office
Cherry Hill, New Jersey ...         35,000   Owned   General Offices,  N/A             Lincoln Graphics
                                                    Manufacturing
Chicago, Illinois .........         42,000  Leased  General Offices,   June 2002       Process Color Plate
                                                    Manufacturing
Des Plaines, Illinois .....          3,500  Leased  Warehouse          March 1998      File Warehouse
Des Plaines, Illinois .....         20,000   Owned   Executive Offices N/A             Corporate Office
Des Plaines, Illinois .....         60,000  Leased  General Offices,   N/A             Schawkgraphics
                                                    Manufacturing
Hackettstown, New Jersey ..          2,000  Leased  General Offices,   December 2000   Amber Design
                                                    Manufacturing
Kalamazoo, Michigan .......         67,000   Owned   General Offices,  N/A             LSI/Kala
                                                    Manufacturing
Covington, Kentucky .......           200   Leased   General Offices   Month to        Sales Office
                                                                       month
Minneapolis, Minnesota ....         31,000   Owned   General Offices,  N/A             Weston Engraving
                                                    Manufacturing                      and Litho Colorplate
Montreal , Quebec, Canada .          5,000  Leased  General Offices,   September 2004  Stanmont
                                                    Manufacturing
Montreal , Quebec, Canada .         30,000   Owned   General Offices,  N/A             Stanmont
                                                    Manufacturing
Roseville, Minnesota ......         16,000  Leased  General Offices,   May 1997        Dimension Imaging
                                                    Manufacturing
Smyrna, Georgia ...........         20,000  Leased  General Offices,   October 1998    LSI/Atlanta
                                                    Manufacturing
Stamford, CT ..............         20,000  Leased  General Offices    May 2000        Converterscan
Toronto, Ontario, Canada ..         30,000  Leased  General Offices,   December 2004   Batten Graphics,
                                                    Manufacturing                      CyberImages and
                                                                                       PrinterNet

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

LEGAL PROCEEDINGS

     From time to time, the Company has been a party to routine pending or threatened legal proceedings and arbitrations. The Company insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the liability from any threatened or pending litigation to be material to the Company. The Company has not experienced any significant environmental problems.

     Prior to the Merger, certain stockholders of Filtertek filed separate lawsuits, each seeking to bring a class action relating to the Merger. Two of the suits were filed on October 18, 1994, and one was filed on October 25, 1994. The suits, brought against Filtertek, Schawk and the directors of Filtertek in the Court of Chancery for the State of Delaware on behalf of stockholders of Filtertek other than the defendants, alleged, in pertinent part, that the defendants breached their fiduciary and other common law duties by entering into and approving the Merger. Subsequent to the filing of these complaints, the Merger received the requisite approval by more than 66 2/3% of the independent stockholders at a special meeting of stockholders of Filtertek held on December 23, 1994.

     On November 29, 1995, the same three stockholders of Filtertek filed a lawsuit against Schawk and certain of Filtertek's directors seeking to bring a class action to recover damages on behalf of all Filtertek public stockholders on December 30, 1994, the date when the Merger became effective. The Complaint alleged that the proxy statement disseminated in connection with the Merger contained material misstatements and omissions, in violation of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. Section 78n(a), which led the minority public stockholders to approve the merger, resulting in damages to these stockholders. The Complaint also alleged that the individual defendants breached their fiduciary duties as directors of Filtertek to the public stockholders to act independently to protect the public stockholders' interests, to ensure no conflicts of interest existed or that any such conflicts were resolved in the best interests of the public stockholders and to provide public stockholders with adequate information with respect to the Merger.

     On March 7, 1997, the Company announced that it had reached an agreement to settle all claims arising out of the class action lawsuit described above brought against it in connection with the December 30, 1994 Merger of the Old Schawk Companies and Filtertek. The settlement involves a payment by Schawk of up to $80,000 in settlement expenses and the transfer by two of Schawk's principal stockholders and directors, Clarence W. Schawk and David A. Schawk, of 159,521 shares of Schawk's Class A common stock to a class of stockholders of Filtertek as of December 30, 1994, other than Clarence Schawk, David Schawk, members of their immediate families or directors or officers of Schawk, Inc. All of Plaintiffs' attorneys fees and expenses will be paid from the stock transferred to the stockholder class. The settlement is subject to approval by the Federal District Court of the Northern District of Illinois. A court hearing to consider final settlement of this matter is scheduled for May 15, 1997.

     The settlement involves no expenditure or payment by Schawk other than the $80,000 for expenses and possible contingent expenditures by Schawk in respect to any stock buybacks. There also is no issuance of capital stock by Schawk, however, current accounting rules and SEC regulations require Schawk to take a nonoperating charge in connection with this settlement in the amount of approximately $1.4 million. This amount is included in the discontinued operations charge taken by Schawk, in connection with the sale by Schawk of its Plastics Group.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No items were submitted to a vote of security holders for the year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION
QUARTERLY FINANCIAL DATA

                                        (In Thousands, Except Per Share Amounts)



                                                                                            Primary and Fully
                                                                                            Diluted Earnings
                                                       Income From                          Per Share From        Primary and Fully
                                                       Continuing                           Continuing            Diluted Earnings
                     Net Sales (a)  Cost of Sales (a)  Operations        Net Income (Loss)  Operations            (Loss) Per Share
1996 Quarter Ended:
March 31                   $19,280            $11,453           $1,001             $1,588             $0.04            $0.07
June 30                     21,629             11,900            1,510              2,211              0.06             0.10
September 30                22,972             13,045            1,644              2,221              0.07             0.10
December 31                 26,882             14,755            1,371       (31,004) (b)              0.05           (1.58)
                     -------------  -----------------  ---------------  -----------------  ----------------
Total                      $90,763            $51,153           $5,526          $(24,984)             $0.22          $(1.34)
                     =============  =================  ===============  =================  ================  ===============
1995 Quarter Ended:
March 31                   $23,162            $12,733           $1,306             $1,611             $0.05            $0.07
June 30                     22,689             13,251            1,652              1,997              0.07             0.09
September 30                21,063             12,662           1,3499                947              0.05             0.03
December 31                 20,290             12,420            1,991              2,381              0.09             0.11
                     -------------  -----------------  ---------------  -----------------  ----------------
Total                      $87,204            $51,066           $6,298             $6,936             $0.26            $0.29
                     =============  =================  ===============  =================  ================  ===============

DIVIDENDS DECLARED

                   Per Class A Common Share
Quarter Ended:         1996          1995
March 31              $0.065        $0.065
June 30                0.065         0.065
September 30           0.065         0.065
December 31            0.065         0.065
                ------------  ------------
Total                 $0.260        $0.260
                ============  ============

STOCK PRICES

Quarter Ended:     1996 High/Low  1995 High/Low
March 31          $    9 1/4 - 7    $   11 - 8 1/4
June 30            9 1/8 - 7 5/8     9 1/8 - 7 3/8
September 30       8 3/4 - 7 1/4     8 3/4 - 7 1/8
December 31        8 3/4 - 6 3/4     7 3/4 - 5 7/8

(a) On February 7, 1997, the Company sold the plastics business segment for $92,000 plus working capital adjustments. Sales and cost of sales have been restated to exclude the plastics segment.

(b) A charge of $33,000 was taken in the fourth quarter of 1996 related to the sale of the plastics business segment and the related settlement of shareholder litigation. Also included is a charge of $1,050 for the write-off of obsolete equipment ($630 after taxes).

(c) The Registrant's stock is listed on the NYSE. The Registrant has 2,140 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


Year Ended December 31,                      1996                                             1994        1993          1992
(In Thousands, Except Per Share Amounts)  Historical  1995 Historical  1994 Pro Forma (c)  Historical  Historical  Historical (f)
CONSOLIDATED INCOME STATEMENT
INFORMATION (A)
Net Sales                                    $90,763          $87,204            $103,889    $103,889     $95,809         $82,860
Operating Income                              13,373           11,022              22,689      20,309      16,276          14,065
Income From Continuing Operations
Before Income Taxes                            9,056            7,243              18,372      15,991      12,680          12,653
Income Taxes                                   3,530           945 (b)              6,944    3,722 (d)        601             425
Income From Continuing Operations              5,526            6,298              11,428      12,269      12,079          12,228
Income From Continuing Operations Per
Common Share (f)                               $0.22            $0.26                  --          --          --              --
PRO FORMA INFORMATION
(CONTINUING OPERATIONS)
Pro Forma Income Taxes (e)                        --               --                  --       6,396       5,072           5,061
Pro Forma Net Income Adjusted Only for
Income Taxes (e)                                  --               --                  --       9,595       7,608           7,592
Pro Forma Net Income Per Share From
Continuing Operations                             --               --                0.51          --          --              --
CONSOLIDATED BALANCE SHEET INFORMATION
Working Capital                              $21,881          $26,875                  --     $25,753     $30,049         $26,186
Total Assets                                 160,840          184,463                  --     193,925     180,193         155,756
Long-Term Debt, Capital Lease
Obligations and Redeemable Preferred
Stock                                         67,785           75,582                  --      81,090      83,271          70,803
Stockholders' Equity                         $48,926          $76,429                  --     $75,590     $51,119         $44,183
OTHER  DATA
Cash Dividends per Common Share (g)            $0.26            $0.26                  --          --          --              --
Depreciation and Amortization                 15,435           16,219                  --     $14,866     $15,336          $7,784
Capital Expenditures                         $16,823          $11,027                  --      13,882      19,066          11,060

(a) On February 7, 1997, the Company sold the plastics business segment for $92,000 plus working capital adjustments. The consolidated income statement information has been restated to exclude discontinued operations.

(b) Income taxes in 1995 includes a credit of $1,632 for net operating loss carryforwards not previously recorded.

(c) Pro forma net income for 1994 includes adjustments for the merger, purchase accounting and income taxes, related to the merger with Filtertek in December 1994.

(d) Includes a one-time deferred tax charge of $3,000 for the termination of S Corporation tax election.

(e) The Company was taxed as an S Corporation for 1992-1994. Pro forma information is presented to reflect income tax expense at a normal corporate rate for those years.

(f) On September 21, 1992, Old Schawk effectively acquired a controlling interest in Filtertek that was accounted for as a purchase.

(g) Because of the limited number of stockholders prior to Merger on December 30, 1994, dividends per share and income per share data is not meaningful and has not been presented for 1994 and prior.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CONSOLIDATED RESULTS--1996 VERSUS 1995

     During 1996, the Company adopted a plan to discontinue the operation of its Plastics Group. The Company concluded during a strategic review that its managerial and financial resources could be more productively invested in the Company's primary competency, imaging technologies.

     On December 19, 1996, the Company announced the sale of the remaining Plastics Group to the ESCO Electronics Corporation of St. Louis, Missouri. This sale transaction closed on February 7, 1997. As a result of the February 7, 1997 sale, the Company recorded a fourth quarter charge of $33 million ($1.67 loss per share) to write-down assets to estimated net realizable value and provide for income taxes and other costs of disposing of this business. The financial information with respect to discontinued operations is also presented in Note 14 to the Consolidated Financial Statements.

     As a result of the sale of the entire Plastics Group in 1996, the Company has now strategically focused in one product segment, imaging technologies and management.

     Plastic Molded Concepts (PMC) of Eagle, Wisconsin was sold on May 1, 1996, to a management buyout group.

     NET SALES. Imaging sales for 1996 were $90.8 million, up 4.1% over 1995 sales of $87.2 million. Sales increased primarily as a result of the acquisition of Converterscan of Stamford, Connecticut and Atlanta, Georgia (August 1996) and Stanmont Inc. of Montreal, Quebec and Toronto, Ontario (September 1996). These acquisitions were merged into the Imaging Group during the third quarter and increased sales in the fourth quarter of 1996 by 32% from $20.3 million in sales during the fourth quarter of 1995 to $26.9 million for the comparable quarter of 1996.

     Internal growth, which was negative the first six months of the year, increased in the last half of the year as new projects and promotions came on stream with the Company's preexisting consumer products clients.

     OPERATING INCOME AND MARGIN. Operating income for 1996 was $13.4 million, a gain of 21.3% as compared to 1995's operating income of $11.0 million. The operating margin of 14.7% in 1996 increased over the 12.6% operating margin reported for 1995. The operating gain is due to better operating efficiencies in the plants as capacity utilization on new and existing electronic equipment improved and the Company was able to hold selling, general and administrative costs flat with 1995.

     Additionally, the Company made a decision to write off approximately $1.1 million of obsolete electronic equipment that was taken out of service in several plants due to newer, more efficient equipment going on line. Without the write-off, operating income would have been $14.4 million, a gain of 30.9% over the prior year's operating income of $11.0 million. The operating margin comparison without the write-off for obsolete equipment would have been 15.9% for 1996 versus 12.6% for 1995.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (PRETAX INCOME). Income from continuing operations before income taxes for 1996 was $9.1 million, a gain of 25.0% over 1995's income of $7.2 million. This is a pretax income margin for 1996 of 10% versus the 1995 pretax income margin of 8.3%. Without the write-off of obsolete equipment of approximately $1.1 million, pretax income for 1996 would have been $10.1 million, a gain of 39.5% over 1995's pretax income of $7.2 million. The pretax margin without the write-off for obsolete equipment would have been 11.1% for 1996 compared to 8.3% for 1995.

     Interest expense was marginally higher due to higher average rates during 1996 due to acquisition related debt. The higher private placement interest rates were also effective in the last five months of 1995 and for the full year 1996.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for 1996 was $5.5 million as compared to $6.3 million for 1995. Excluding the write-off of obsolete equipment in 1996, income from continuing operations would have been $6.6 million, an increase of 4.4% compared to $6.3 million in 1995. Excluding the write-off of equipment in 1996 and the benefit of net operating loss carryforwards in 1995, income from continuing operations would have been $6.6 million for 1996, an increase of 40.9%, compared to $4.7 million for 1995.

     NET (LOSS) INCOME. Net loss of $25.0 million for 1996 contains a $33.0 million loss ($1.67 loss per share) on the disposal of the Plastics Group and the related shareholder litigation settlement. The loss on the disposal of discontinued operations contains a write-down of assets to estimated net realizable value and provides for income taxes and other costs of disposing of this business.

CONSOLIDATED RESULTS--1995 VERSUS 1994

     NET SALES. Imaging sales for 1995 were $87.2 million compared to 1994 sales of $103.9 million. 1994 sales were at a record level due in part to labeling law changes required by the NLEA (National Labeling and Education
Act). Every food and beverage package sold in the U.S.A. was required to conform to a standard contents label on each SKU (stock keeping unit) by May 1994. Imaging sales declined 16.1% in 1995 from 1994 as clients adjusted their typical package redesign cycles as a result of the 1994 NLEA deadline. This, combined with large increases in paper prices, lowered the annual volume of jobs at the Company. The resulting effect was that many of the imaging clients in 1995 elected to postpone package changes or use up existing packaging inventories. The rebound in sales volume was much slower than had been anticipated.

     OPERATING INCOME AND MARGIN. Operating income for 1995 was $11.0 million as compared to 1994's operating income of $20.3 million. The operating margin for 1995 dropped to 12.6% from 19.5% in 1994. This 45.7% decline in operating income resulted from the lower sales for the imaging operations, which is a high fixed-cost business. The Imaging Group took multiple steps during 1995 to lower its cost base including a consolidation of its operating units, aggressive retraining and digitization of its workflow, a reduction in workforce and a reduction in sales, general and administrative costs.

     INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES (PRETAX INCOME). Income from continuing operations before income taxes for 1995 was $7.2 million as compared to $16.0 million for 1994. This is a pretax income margin for 1995 of 8.3% versus the 1994 pretax income margin of 15.4%. Pretax income declined as a result of the significant drop in operating income described above. Interest expense was 11.6% higher in 1995 than 1994, from $3.9 million in 1994 to $4.3 million in 1995 due to marginally higher average interest rates and higher average outstanding debt in 1995.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for 1995 was $6.3 million as compared to $12.3 million for 1994. This decline was the result of the above-mentioned factors. Income from continuing operations in 1995 contains a tax credit of $1.6 million related to losses from its Plastics Group.

     NET (LOSS) INCOME. Net income of $6.9 million for 1995 contains income from the discontinued operation of $0.638 million. This is compared to net income of $13.5 million for 1994, which also contains $1.2 million of income from the discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

     On February 7, 1997, the Company received proceeds from the sale of the Plastics Group of $92.0 million plus working capital adjustments. Approximately $31.7 million went to repay debt described below. The balance, approximately $61.8 million, has been invested and will be used for working capital and general corporate purposes including acquisitions.

     The Company repaid on or about February 7, 1997, the following debts from the proceeds of the sale of the Plastics Group:

      1.   The balance outstanding on a $55 million multicurrency
           Revolving Credit Agreement was paid off and canceled.

      2. The interest rate swap agreement (floating to fixed) was made whole and canceled.

      3. All notes payable related to unpaid 1994 S Corporation dividends were paid in full and the notes were canceled.

     Remaining debt of the Company consists of the private placement entered into on August 18, 1995, for $40.0 million with a term from 1999 through 2004 (averaging seven years) at an average interest rate of 6.85%. The Company has an unsecured $10 million line of credit with a bank in the United States and an unsecured $5.5 million line of credit with a bank in Canada to provide financing and working capital flexibility. Advances under the United States line of credit bear interest at prime plus .25% (8.5% at December 31, 1996). Advances under the Canadian line of credit bear interest at either the Canadian prime rate or the bank's cost of funds plus 0.625% at the option of the Company. The interest rates on the Canadian advances at December 31, 1996 range from 3.85% to 4.73%. At December 31, 1996, the amounts outstanding under the United States line of credit and the Canadian line of credit are $4.4 million and $5.2 million, respectively. Both facilities are due on demand.

     The Company's working capital at December 31, 1996, was $21.9 million versus the 1995 year-end level of $26.9 million. Cash of $93.5 million was received in February 1997 for the sale of the Plastics Group. Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

     The Company currently pays a regular quarterly dividend on the Class A common stock of $0.065 per share, or $0.26 per share annually. The Company also pays a 5% dividend on its preferred stock. At the Board of Directors meeting on February 26, 1997, the Board authorized the cancellation of all the Class B common stock.

     The Company had capital expenditures for 1996 of $16.8 million, in 1995 of $11.0 million, and in 1994 of $13.9 million. Capital expenditures in 1996 were for the purchase of new equipment and building renovations. Capital expenditures during 1997 are expected to approximate depreciation.

     Combined depreciation and amortization at Schawk was $15.4 million in 1996, $16.2 million in 1995 and $14.9 million in 1994.

     Acquisitions during 1996 cost $6.3 million. Acquisitions during 1995 and 1994 were negligible.

     The Company has an authorization from its Board of Directors to repurchase its common stock in open market and block purchases. The Company repurchased $1.4 million of common stock during 1996 and $1.7 million during 1995 under its existing buyback program.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements Covered by Reports of Independent Auditors

                                                                   Page
                                                                   ----

    Management's Responsibilities for Financial Reporting           21
    Report of Independent Auditors                                  22
    Report of Independent Public Accountants                        23

    FINANCIAL STATEMENTS

    Consolidated Balance Sheets --
                   December 31, 1996 and 1995                       24

    Consolidated Statements of Operations --Years Ended
                   December 31, 1996, 1995 and 1994                 25

    Consolidated Statements of Stockholders' Equity --Years Ended
                   December 31, 1994, 1995, and 1996                26

    Consolidated Statements of Cash Flows --Years Ended
                   December 31, 1996, 1995 and 1994                 27

    Notes to Consolidated Financial Statements                      28


    FINANCIAL STATEMENT SCHEDULES

    SCHEDULE II -- Valuation Reserves                               47

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

     The Company's financial statements have been audited by Ernst & Young LLP, independent auditors, whose report thereon follows. Their report relies on the report of Arthur Andersen LLP, which audited the Company's Plastics Group in 1994. As part of their audit of the Company's financial statements, Ernst & Young LLP and Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has made available to Ernst & Young LLP and Arthur Andersen LLP the Company's financial records and related data.

     The Audit Committee of the Board of Directors is responsible for reviewing and evaluating the overall performance of the Company's financial reporting and accounting practices. The Committee meets periodically and independently with management and the independent auditors to discuss the Company's internal accounting controls, auditing and financial reporting matters. The independent auditors have unrestricted access to the Audit Committee.








  _______________________________        _______________________________
  -------------------------------------  -------------------------------------
  David A. Schawk                        Marie Meisenbach Graul
  President and Chief Executive Officer  Chief Financial Officer and Treasurer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14a. These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1994 financial statements of Filtertek, Inc. (the Plastics Group of Schawk, Inc.), which statements reflect net income of $4,227 for the period ended December 30, 1994 (included in income from discontinued operations). Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to 1994 data included for the Plastics Group, is based on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Chicago, Illinois
February 14, 1997                                            Ernst & Young LLP

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Filtertek, Inc. and subsidiaries as of December 30, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for the period ended December 30, 1994 and for the years ended December 31, 1993, and 1992, in conformity with generally accepted accounting principles.


Chicago, Illinois                                        ARTHUR ANDERSEN LLP
February 17, 1995

                                  Schawk, Inc.
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                                                              DECEMBER 31
                                                                           1996        1995
                                                                          --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $    483    $  1,917
  Trade accounts receivable, less allowance for doubtful accounts
    of $760 in 1996 and $984 in 1995                                        19,294      29,865
  Inventories                                                                3,675      16,806
  Prepaid expenses and other                                                 6,258       3,463
  Current assets of Plastics business held for sale                         27,495          --
  Deferred income taxes                                                        590       1,504
                                                                          --------------------
Total current assets                                                        57,795      53,555

Property and equipment, net                                                 27,453      76,540
Property and equipment of Plastics business held for sale                   48,788          --
Excess of cost over net assets acquired, less accumulated amortization
  of $3,449 in 1996 and $6,331 in 1995                                      13,158      47,858
Other assets of Plastics business held for sale                              9,593          --
Other assets                                                                 4,053       6,510
                                                                          --------------------
Total assets                                                              $160,840    $184,463
                                                                          ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                  $  4,116    $  7,943
  Accrued expenses                                                           8,786      11,750
  Notes payable to stockholders                                              5,765       5,765
  Current liabilities of Plastics business held for sale                     7,270          --
  Notes payable to banks                                                     9,586          --
  Current portion of long-term debt and capital lease obligations              391       1,222
                                                                          --------------------
Total current liabilities                                                   35,914      26,680

Long-term debt                                                              62,500      69,907
Capital lease obligations                                                    5,285       5,675
Other                                                                        1,217       1,036
Deferred income taxes                                                        3,187       4,736
Deferred income taxes of Plastics business held for sale                     3,811          --

STOCKHOLDERS' EQUITY:
  Common stock                                                                 168         165
  Preferred stock                                                               --          --
  Additional paid-in capital                                                77,928      75,506
  Retained earnings                                                        (26,987)      4,573
  Cumulative foreign currency translation adjustment                            --        (450)
                                                                          --------------------
                                                                            51,109      79,794
  Treasury stock, at cost                                                   (1,523)     (2,695)
  Notes receivable from employees                                             (660)       (670)
                                                                          --------------------
                                                                            48,926      76,429
                                                                          --------------------
Total liabilities and stockholders' equity                                $160,840    $184,463
                                                                          ====================

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
              (In Thousands of Dollars, Except Per Share Amounts)


                                                                        YEAR ENDED DECEMBER 31
                                                                  -------------------------------------
                                                                     1996        1995            1994
Net sales                                                         $ 90,763      $87,204        $103,889
Cost of sales                                                       51,153       51,066          52,486
Selling, general, and administrative expenses                       25,187       25,116          31,094
Write-off of equipment                                               1,050           --              --
                                                                  -------------------------------------
Operating income                                                    13,373       11,022          20,309
Other income (expense):
  Interest and dividend income                                         340          532             544
  Interest expense                                                  (4,657)      (4,306)         (3,858)
  Other                                                                 --           (5)         (1,004)
                                                                  -------------------------------------
                                                                    (4,317)      (3,779)         (4,318)
                                                                  -------------------------------------

Income from continuing operations before income taxes                9,056        7,243          15,991

Income tax provision before net operating loss carryforwards         3,530        2,577           3,722
Benefit of net operating loss carryforwards                             --       (1,632)             --
                                                                  -------------------------------------
Income from continuing operations                                    5,526        6,298          12,269

Income (loss) from discontinued operations:
  Income from discontinued operations (net of minority
    interest of $1,717 in 1994)                                      2,490          638           1,200
  Loss on disposal of discontinued operations                      (33,000)          --              --
                                                                  -------------------------------------
Net (loss) income                                                 $(24,984)     $ 6,936        $ 13,469
                                                                  =====================================
Primary and fully diluted earnings per share:
  Continuing operations                                           $   0.22      $  0.26        $     --
  Discontinued operations                                            (1.56)        0.03              --
                                                                  -------------------------------------
Total                                                                (1.34)        0.29              --
                                                                  =====================================
Weighted average number of common and common
  equivalent shares outstanding                                     19,545       19,203              --
Dividends per Class A common share                                $   0.26      $  0.26        $     --

Pro forma data (Note 15) (unaudited):
  Pro forma income taxes                                                                          7,071
  Pro forma net income adjusted only for income taxes                                            10,247
  Pro forma net income adjusted for merger, purchase
    accounting, and income taxes                                                                 12,585
  Pro forma primary and fully diluted earnings per share
    adjusted for merger, purchase accounting and income taxes
    -- continuing operations                                                                       0.51
  Pro forma primary and fully diluted earnings per share
    adjusted for merger, purchase accounting and income taxes
    -- discontinued operations                                                                     0.13
  Pro forma weighted average number of common and common
    equivalent shares outstanding                                                                19,543

See accompanying notes.

                                  Schawk, Inc.
                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1994, 1995, and 1996
                             (Thousands of Dollars)







                                                                                     SCHAWK, INC.

                                                    OLD
                                              SCHAWK COMPANIES   CLASS A  CLASS B  SERIES A   SERIES B
                                                   COMMON        COMMON   COMMON   PREFERRED  PREFERRED
                                                   STOCK         STOCK    STOCK     STOCK      STOCK
Balance at December 31, 1993                       $108           $--      $--        $--        $--
Net income                                           --            --       --         --         --
Capital contribution to Flexo Graphics, Inc.         --            --       --         --         --
Dividends                                            --            --       --         --         --
Cumulative foreign currency translation
adjustment                                           --            --       --         --         --
Issuance of Series A preferred stock                 --            --       --         --         --
Issuance of Series B preferred stock                 --            --       --         --         --
Deemed purchase of minority interest                 --            --       --         --         --
Recapitalization for Merger                       (108)           155        9         --         --
Balance at December 31, 1994                         --           155        9         --         --
Net income                                           --            --       --         --         --
Sale of Class A and B common stock                   --            --       --         --         --
Purchase of Class A and B treasury stock             --            --       --         --         --
Cumulative foreign currency translation
adjustment                                           --            --       --         --         --
Conversion of Series A preferred stock               --             1       --         --         --
Issuance of Class A common stock under
dividend reinvestment program                        --            --       --         --         --
Cash dividends                                       --            --       --         --         --
Balance at December 31, 1995                         --           156        9         --         --
Net loss                                             --            --       --         --         --
Sale of Class A and B common stock                   --            --       --         --         --
Purchase of Class A and B treasury stock             --            --       --         --         --
Cumulative foreign currency translation
adjustment                                           --            --       --         --         --
Conversion of Series A preferred stock               --             1       --         --         --
Issuance of Class A stock in connection
with purchase of Converterscan                       --             2       --         --         --
Issuance of Class A common stock under
dividend reinvestment program                        --            --       --         --         --
Cash dividends                                       --            --       --         --         --
Write-off of foreign currency adjustment to
discontinued operations                              --            --       --         --         --
Balance at December 31, 1996                        $--          $159       $9        $--        $--


                                                         SCHAWK, INC.

                                                                   CUMULATIVE
                                                                   FOREIGN                   NOTES
                                            ADDITIONAL             CURRENCY                RECIEVABLE
                                             PAID-IN    RETAINED   TRANSLATION  TREASURY     FROM
                                             CAPITAL    EARNINGS   ADJUSTMENT    STOCK     EMPLOYEES
Balance at December 31, 1993                  $16,559    $38,107   $(1,393)    $(2,262)      $--
Net income                                         --     13,469        --          --        --
Capital contribution to Flexo Graphics, Inc.      198         --        --          --        --
Dividends                                          --   (20,398)        --          --        --
Cumulative foreign currency translation
adjustment                                         --         --       446          --        --
Issuance of Series A preferred stock           22,000   (22,000)        --          --        --
Issuance of Series B preferred stock            5,207    (5,207)        --          --        --
Deemed purchase of minority interest           31,502         --        --          --        --
Recapitalization for Merger                      (54)         --        --         (63)     (685)
Balance at December 31, 1994                   75,412      3,971      (947)     (2,325)     (685)
Net income                                         --      6,936        --          --        --
Sale of Class A and B common stock                 95         --        --         130      (130)
Purchase of Class A and B treasury stock           --         --        --      (1,833)      145
Cumulative foreign currency translation
adjustment                                         --         --       497          --        --
Conversion of Series A preferred stock            (1)         --        --          --        --
Issuance of Class A common stock under
dividend reinvestment program                      --    (1,333)        --       1,333        --
Cash dividends                                     --    (5,001)        --          --        --
Balance at December 31, 1995                   75,506      4,573      (450)     (2,695)     (670)
Net loss                                           --   (24,984)        --          --        --
Sale of Class A and B common stock                 60         --        --          57       (57)
Purchase of Class A and B treasury stock           --         --        --      (1,492)       67
Cumulative foreign currency translation
adjustment                                         --         --      (233)         --        --
Conversion of Series A preferred stock            (1)         --        --          --        --
Issuance of Class A stock in connection
with purchase of Converterscan                  2,363         --        --          --        --
Issuance of Class A common stock under
dividend reinvestment program                      --    (2,607)        --       2,607        --
Cash dividends                                     --    (3,969)        --          --        --
Write-off of foreign currency adjustment to
discontinued operations                            --         --       683          --        --
Balance at December 31, 1996                  $77,928  $(26,987)        $0     $(1,523)    $(660)

                            See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Cash Flows
                           (In Thousands of Dollars)


                                                                   YEAR ENDED DECEMBER 31,
                                                                 1996          1995       1994
                                                                ------        ------     ------
OPERATING ACTIVITIES
Net (loss) income                                               $(24,984)     $6,936    $13,469
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Depreciation and amortization                                     15,435      16,219     14,866
Deferred income taxes                                               (762)       (138)     3,051
Deferred income taxes of Plastics business held for sale           3,811          --         --
Other                                                              1,378         243       (147)
Loss on disposal of discontinued operations                       33,000          --         --
Loss on write-off of equipment                                     1,050          --         --
Changes in operating assets and liabilities, net of effects
from acquisitions:
Trade accounts receivable                                         13,219       1,356     (1,146)
Inventories                                                       11,520       2,272     (1,509)
Prepaid expenses and other                                        (2,279)          1       (169)
Trade accounts payable and accrued expenses                      (12,197)       (934)       285
Current assets of Plastics business held for sale                (27,495)         --         --
Current liabilities of Plastics business held for sale             7,270          --         --
Net cash provided by operating activities                         18,966      25,955     28,700
INVESTING ACTIVITIES
Purchases of property and equipment                              (16,823)    (11,027)   (13,882)
Cash proceeds from disposals of property and equipment               477          96      1,423
Advances from related parties                                         --          --      1,238
Acquisitions, net of cash acquired                                (6,282)       (395)      (618)
Proceeds from sale of division                                     5,000          --         --
Proceeds from long-term note collected                             4,034          --         --
Other                                                              1,353         475       (401)
Net cash used in investing activities                            (12,241)    (10,851)   (12,240)
FINANCING ACTIVITIES
Proceeds from debt                                                 3,860      44,500     22,495
Principal payments on debt                                        (6,732)    (50,538)   (25,035)
Principal payments on capital lease obligations                     (402)       (323)      (293)
Principal payments on notes payable to stockholders                   --      (3,015)        --
Cash dividends                                                    (3,969)     (5,002)   (12,878)
Purchase of common stock                                          (1,427)     (1,688)    (1,960)
Issuance of common stock                                              60          94         57
Other                                                                451         497        (91)
Net cash used in financing activities                             (8,159)    (15,475)   (17,705)
Net decrease in cash and cash equivalents                         (1,434)       (371)    (1,245)
Cash and cash equivalents beginning of year                        1,917       2,288      3,533
Cash and cash equivalents end of year                               $483      $1,917     $2,288
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of note in connection with acquisition                      $--        $807        $--
Dividends issued in the form of Class A common stock               2,349       1,333         --
Stock issued in connection with acquisition                        2,365          --         --
Note received for sale of operating division                       2,619          --         --

See accompanying notes.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) operated in two business segments, Imaging and Information Technologies (the Imaging Group) and Plastics, until the sale of the Plastic business segment on February 7, 1997. The Plastics business segment has been reflected in these financial statements as discontinued operations (see Note 14). The Imaging Group consists of the Company known as Schawk, Inc. (Old Schawk) and companies previously affiliated through common ownership, Lincoln Graphics, Inc., and Flexographics, Inc. collectively, the Old Schawk Companies. The Plastics segment consists of the previously 60% owned subsidiaries, Filtertek, Inc. and subsidiaries (Filtertek or the Filtertek Companies). The Imaging Group is a leader in the prepress industry in the United States primarily serving consumer products businesses. The Imaging Group offers a complete line of prepress services, digital image management, art production, digital photography and products for the production of consumer product packaging and related marketing and advertising materials. All significant intercompany balances and transactions have been eliminated.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain inventories, which approximate 34% in 1996 and 10% in 1995, respectively are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

PROPERTY AND EQUIPMENT

Property and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

EXCESS OF COST OVER NET ASSETS ACQUIRED

Excess of cost over net assets acquired (goodwill) is being amortized using the straight-line method over periods ranging from 10 to 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated at the rate of exchange existing at year-end and income and expenses amounts are translated at the average of the monthly exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and classified as a separate component of stockholders' equity.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Prior to 1995 the Old Schawk Companies had elected to be taxed as an S Corporation under applicable provisions of the Internal Revenue Code (IRC). S Corporation income for federal income tax purposes is treated substantially as if the Company were a partnership and, therefore, is not ordinarily subject to federal income tax. At December 31, 1994, a provision for deferred income taxes of $3,000 was recorded to reflect the termination of the S Corporation status of the Old Schawk Companies. For informational purposes, the statement of operations for 1994 includes an unaudited pro forma adjustment for income taxes that would have been recorded if these Companies had been C Corporations, based on the tax laws in effect during those periods.

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

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 3.  ACQUISITIONS

The following acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements and liabilities as of the date of the acquisitions, and the results of operations have been included in the accompanying consolidated statements of income from the effective date of the acquisitions. The effects of the operations of the acquired companies prior to the date of acquisition were not significant.

STANMONT
Effective September 1, 1996, the Company acquired all of the stock of Stanmont Inc., which has operations in Montreal and Toronto, Canada. The following summarizes the purchase price allocation and cash paid.


Fair value of assets acquired, net of cash acquired of $74  $ 7,569
Cost in excess of net assets acquired                         4,552
Liabilities assumed                                          (7,762)
                                                             ------
Cash paid, net of cash acquired                              $4,359
                                                             ======

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 3.  ACQUISITIONS (CONTINUED)

The final purchase price is also subject to earn-out conditions based on pretax earnings as a percentage of net sales for fiscal years 1997 and 1998.

CONVERTERSCAN

Effective August 1, 1996, the Company acquired all of the stock of Converterscan, Inc., which has operations in Stamford, Connecticut, and Atlanta, Georgia. The following summarizes the purchase price allocation and cash paid.


Fair value of assets acquired, net of cash acquired of $10  $ 1,921
Cost in excess of net assets acquired                         5,582
Liabilities assumed                                          (3,215)
Class A common stock issued (305 shares)                     (2,365)
                                                             ------
Cash paid, net of cash acquired                             $ 1,923
                                                             ======

For each of the three years commencing two years after closing, the seller has the right to put the shares back to the Company at the stock price at the date of issuance.

Certain issues regarding the final purchase price of these acquisitions are still subject to ongoing negotiations. The final adjustments to purchase price will be reflected as an increase or decrease to excess of cost over net assets acquired.

NOTE 4.  RELATED PARTY TRANSACTIONS

Included in prepaid expenses and other at December 31, 1996 and 1995, was approximately $747 and $362, respectively, of advances to Geneva Waterfront, Inc., which is owned by a stockholder of the Company. Interest is charged on these balances at the prime rate.

Stockholders' equity has been reduced by approximately $660 and $670 for notes receivable from employees at December 31, 1996 and 1995, respectively. The notes are noninterest-bearing demand notes collateralized by Class B common stock.

The Company has approximately $5,765 in notes payable at December 31, 1996 and 1995, respectively, payable to certain stockholders. The notes bear interest at 5%. Interest expense related to these notes was $288, $328 and $100 for 1996, 1995 and 1994, respectively. These notes were paid on February 7, 1997.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 5.  INVENTORIES

Inventories consist of the following:


                       DECEMBER 31,
                      1996     1995
Raw materials        $1,512   $ 6,432
Work in process       2,898     6,565
Finished goods           --     4,522
                     ----------------
                      4,410    17,519
Less:  LIFO reserve    (735)     (713)
                     ----------------
                     $3,675   $16,806
                     ================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                    DECEMBER 31,
                                                     1996        1995
Land and improvements                           $     522   $   2,315
Buildings and improvements                          7,794      35,998
Machinery and equipment                            47,370      85,067
Leasehold improvements                              3,209       2,786
Building and improvements under capital leases      7,500       7,500
                                                ---------------------
                                                   66,395     133,666
Accumulated depreciation and amortization         (38,942)    (57,126)
                                                ---------------------
                                                $  27,453   $  76,540
                                                =====================

Accumulated depreciation and amortization includes $2,331 and $1,916 for building and improvements under capital leases at December 31, 1996 and 1995, respectively. Depreciation and amortization expense for property and equipment was $6,407 (continuing operations only), $13,937 and $12,868 in 1996, 1995 and 1994, respectively.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consist of the following:


                                          DECEMBER 31,
                                         1996     1995
Accrued compensation and payroll taxes  $3,629    $6,970
Accrued income taxes                        --       879
Other                                    5,157     3,901
                                        ----------------
                                        $8,786   $11,750
                                        ================

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 8.  LONG-TERM DEBT

Long-term debt consists of the following:


                                DECEMBER 31,
                               1996     1995
                              ----------------
Revolving credit facility     $22,500  $28,800
Series A senior note payable   10,000   10,000
Series B senior note payable   30,000   30,000
Other                              --    1,974
                              ----------------
                               62,500   70,774
Less:  Current portion             --     (867)
                              ----------------
                              $62,500  $69,907
                              ================

The revolving credit facility bears interest at the offshore borrowing rate (5.6875% at December 31, 1996) of the lead lender plus 0.40% to 0.875% based on a financial statement ratio of the Company or the Lender's alternative base rate (8.25% at December 31, 1996), as determined by the Company. The revolving credit facility was repaid in its entirety (and the credit facility cancelled) on February 7, 1997 from the proceeds of the sale of the Plastics business.

The Company entered into an interest rate swap agreement to hedge the impact of changes in interest rates on its revolving credit facility. The agreement converts the interest rate on the revolving credit facility to a fixed rate of 5.81%. The agreement applies to $16,000 of the outstanding principal balance, decreasing by $2,000 each quarter until termination in October 1997 ($8,000 at December 31, 1996). Net amounts paid or received on interest rate swap agreements that qualify as hedges are recognized over the term of the agreement as an adjustment to interest expense. Realized gains and losses resulting from the termination of interest rate swap agreements are recognized in the period the agreement is terminated. The swap agreement was cancelled on February 7, 1997, with no significant gain or loss realized.

The Company entered into a senior note agreement for $10,000 Series A senior notes and $30,000 Series B senior notes. The Series A notes bear interest at 6.58% and are payable in installments of $5 million in 1999 and 2000. The Series B notes bear interest at 6.98% and are payable in installments of $6 million from 2001 to 2004. The notes are subject to prepayment in whole or in part on or after August 18, 1996. Borrowings under the Series A and B senior notes are unsecured but are subject to certain restrictive covenants. In addition, the agreement requires the Company to maintain certain net worth and other financial ratio requirements. The fair value of the senior notes approximates the carrying value at December 31, 1996.

Interest paid on long-term debt during the years ended December 31, 1996, 1995 and 1994 was approximately $4,561, $5,071 and $5,375, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 8.  LONG-TERM DEBT (CONTINUED)

Annual maturities of all long-term debt at December 31, 1996 are as follows:


1997             $    --
1998                  --
1999               5,000
2000              27,500
2001               6,000
Thereafter        24,000
                 -------
                 $62,500
                 =======

The Company has an unsecured $10 million line of credit with a bank in the United States and unsecured $5.5 million line of credit with a bank in Canada to provide financing and working capital flexibility. Advances under the Canadian line of credit bear interest at either the Canadian prime rate or the bank's cost of funds plus 0.625% at the option of the Company. The interest rates on the Canadian advances at December 31, 1996, range from 3.85% to 4.73%. At December 31, 1996, the amounts outstanding under the United States line of credit and the Canadian line of credit are $4.4 million and $5.2 million, respectively. Both facilities are due on demand.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 9.  STOCKHOLDERS' EQUITY

Stockholders' equity includes the following:


                                                      DECEMBER 31
                                                    1996        1995
Common stock:                                   ----------------------
Class A voting, $0.008 par value, 40,000,000
shares authorized; 20,034,030 and 19,559,771
shares issued at December 31, 1996 and 1995,
respectively; 19,915,693 and 19,310,840
shares outstanding at December 31, 1996 and
1995, respectively                                 $  159      $  156
Class B nonvoting, $0.05 par value, 200,000
shares authorized; 172,281 shares issued at
December 31, 1996 and 1995; 133,324 and
135,310 shares outstanding at December 31,
1996 and 1995, respectively                             9           9
                                                -----------------------
                                                   $  168      $  165
                                                =======================
Preferred stock, 1,000,000 shares authorized:
Series A, $0.01 par value, 17,600 and 19,800
shares issued and outstanding at December
31, 1996 and 1995, respectively                    $   --      $   --
Series B, $0.01 par value, 5,207 shares
issued and outstanding at December 31, 1996
and 1995                                               --          --
                                                 ----------------------
                                                   $   --      $   --
                                                 ======================
Treasury stock:
118,337 and 248,931 shares Class A at
December 31, 1996 and 1995, respectively,
and 38,957 and 36,971 shares Class B at
December 31, 1996 and 1995, respectively, at
cost                                               $1,523      $2,695
                                                 =====================

On December 30, 1994, the Company issued 22,000 shares of Series A preferred stock and 5,207 shares of Series B preferred stock. The Series A preferred shares are mandatorily redeemable by the Company on December 31, 2004, or, at the option of the Board, on any December 31, through December 31, 2003, by issuing to the holder the number of shares of Class A common stock equal to the sum of $1,000 plus an amount equal to all accumulated and unpaid dividends per share divided by $13.80, or cash in the amount of the fair market value, as defined, of the number of shares of Class A common stock. On December 30, 1996 and 1995, the Company issued 159,420 Class A common shares in exchange for 2,200 shares of Series A preferred stock. The Series B preferred shares are mandatorily redeemable by the Company on December 31, 1999, under the same redemption formula as Series A. The Series B shares are also mandatorily redeemable on the date of the consummation of any offering or private placement of the Company's debt or equity the gross proceeds of which exceed $25,000. The Company shall redeem all outstanding shares of Series B preferred stock with respect to each such share $1,000 in cash plus all accumulated and unpaid dividends per share. Dividends shall accrue on each share of preferred stock at the rate of 5.0% per year and are payable quarterly. Holders of preferred shares are entitled to limited voting rights.

In the event of liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock are entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment to any holders of common stock or any holders of Series B preferred stock an amount equal to $1,000 per share plus all accumulated and unpaid dividends.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 9.  STOCKHOLDERS' EQUITY (CONTINUED)

Upon the liquidation, dissolution or winding up of the Company, the holders of Class A common and Class B common stock are entitled to receive ratably the net assets of the Company available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock, until the holders of Class B common stock have received distributions (maximum amount of $10) equal to the par value of their shares. Thereafter, all distributions shall be made for the benefit of the holders of Class A common stock. Subsequent to December 31, 1996, the Board of Directors authorized the cancellation of all Class B common stock.

NOTE 10.  INCOME TAXES

The provision (credit) for income taxes for continuing operations is comprised of the following:


                              YEAR ENDED DECEMBER 31,
                    1996              1995            1994
                  ----------------------------------------
Current:
Federal           $  102            $1,445          $   --
State                376               255             722
Foreign               (5)               --              --
                     473             1,700             722
                  ----------------------------------------
Deferred:
Federal            2,767              (642)          2,629
State                 18              (113)            371
Foreign              272                --              --
                   3,057              (755)          3,000
                  ----------------------------------------
Total             $3,530            $  945          $3,722
                  ========================================

On December 30, 1994, Schawk, Inc. recorded a $3,000 deferred income tax charge related to the termination of the S Corporation status of the Old Schawk Companies. The 1995 income tax provision includes a benefit of $1,632 for utilization of net operating loss carryforwards for which no tax benefit was previously recorded.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 10.  INCOME TAXES (CONTINUED)

Components of deferred income tax assets and liabilities (continuing operations in 1996) are as follows:


                                                                                            DECEMBER 31,
                                                                                   1996                     1995
                                                                               --------------------------------------
Current deferred income taxes:
Inventory                                                                      $    51                        $   256
Accruals and reserves not currently deductible                                     539                          2,045
Other                                                                               --                           (797)
                                                                               --------------------------------------
Net current asset                                                              $   590                        $ 1,504
                                                                               ======================================
Noncurrent deferred income taxes:
Depreciation                                                                      $667                        $(1,253)
Property and equipment acquisition
basis differences                                                               (1,537)                        (3,040)
Net operating losses and other credit carryforwards                                 --                          1,100
Other                                                                           (2,317)                          (993)
Valuation allowance                                                                 --                           (550)
                                                                               --------------------------------------
Noncurrent liability                                                           $(3,187)                       $(4,736)
                                                                               ======================================

A reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before income taxes and minority interest and the actual provision is as follows:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                             1996               1995               1994
                                                                           ---------------------------------------------
Income taxes at statutory rate                                             34.0%                34.0%               34.0%
Income exempt from income tax                                                --                   --               (34.0)
Net operating loss carryforward not previously benefited                     --                (22.5)                 --
Nondeductible expenses                                                      1.7                   --                  --
State income taxes                                                          4.4                  2.3                 4.5
Deferred tax related to S Corporation termination                            --                   --                18.8
Other                                                                      (1.1)                (0.8)                 --
                                                                           ---------------------------------------------
                                                                           39.0%                13.0%               23.3%
                                                                           =============================================

The undistributed earnings of foreign subsidiaries were approximately $402 at December 31, 1996. No income taxes are provided on the undistributed earnings because they are considered permanently invested. The foreign component of income before income taxes and minority interest was $669 for 1996 (there was no foreign component of income before income taxes and minority interest in 1995 and 1994.)

Income taxes paid during the years ended December 31, 1996, 1995 and 1994 were approximately $3,702, $1,379 and $959, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


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

The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $660, $1,076 and $808 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 1996:


                                      CAPITAL   OPERATING LEASES
                                       LEASES
                                      --------------------------
1997                                      $959              $766
1998                                       959               284
1999                                       959               178
2000                                       959               228
2001                                       959               169
Thereafter                               4,860               503
                                      --------------------------
                                         9,655            $2,128
                                                          ======
Less:  Amounts representing interest     3,979
                                      --------
                                         5,676
Less:  Current portion                     391
                                      --------
                                        $5,285
                                      ========

NOTE 12.  EMPLOYEE BENEFIT PLANS

The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions ranging from 2% to 5% of wages (as defined) depending on the division. Contributions to the plans were $435 (continuing operations only), $1,534 and $1,516 in 1996, 1995 and 1994, respectively.

The Company is required to contribute to certain defined-contribution union pension plans under various labor contracts covering union employees. Pension expense related to the union plans of continuing operations, which is determined based upon payroll data, was approximately $545, $566, and $558 in 1996, 1995 and 1994, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 13.  STOCK/EQUITY OPTION PLANS

The Company has an Equity Option Plan that provides for the granting of options to purchase up to 2,252 shares of Class A common stock to key employees. The Company also adopted an Outside Directors' Formula Stock Option Plan authorizing grants thereunder of options to purchase shares of Class A common stock to nonemployee directors. In addition, options totaling 192 shares were granted to former employees. Options granted under these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant and vest over a three-year period.

A summary of options outstanding at each of the three years ended December 31, 1996, 1995 and 1994, and other data for the three years then ended under all option plans, including options granted to the Employees' Stock Bonus Plan and Trust, is as follows:


                                Outstanding options
                                of Class A Common       Weighted average
                                stock                   of exercise price
                                -----------------------------------------
Balance, December 31, 1993                   846                  8.17
Granted                                      364                  9.64
Exercised                                   (22)                  6.00
Cancelled                                  (258)                  6.08
                                ----------------

Balance, December 31, 1994                   931                  9.37
Granted                                      146                  7.82
Exercised                                     --                    --
Cancelled                                   (27)                  9.78
                                ----------------

Balance, December 31, 1995                 1,050                  9.11
Granted                                      185                  7.14
Exercised                                   (10)                  6.00
Cancelled                                   (53)                  9.47
                                ----------------

Balance, December 31, 1996                 1,172                  8.80

The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:


                             Options Outstanding                                          Options Exercisable
-------------------------------------------------------------------------------------------------------------------------

                                      Weighted average
  Range of                                remaining               Weighted                                Weighted
  exercise             Number         contractual life            average              Number            average of
    price            outstanding           (years)            exercise price        exercisable      exercisable price
-----------------------------------------------------------------------------   ---------------------------------------
 $6 - $9                 682                   6.2                 $7.17                 519               $7.14
  9 - 12                 361                   7.1                  9.76                 361                9.76
 12 - 15                 129                   1.2                 14.78                 129               14.78
                 -----------                                                    ------------
                       1,172                                                           1,009

Options available for grant under the plans were 588, 773, and 920, at December 31, 1996, 1995 and 1994, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 13.  STOCK/EQUITY OPTION PLANS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB statement No. 123, "Accounting for Stock-Based Compensation," requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

The Company's pro forma information follows:


                                                    1996     1995
                                                -------------------
Net income from continuing operations             $5,526   $6,298
Pro forma net income from continuing operations   $5,397   $6,257
Earnings per share from continuing operations     $ 0.22   $ 0.26
Pro forma earnings per share from continuing
operations                                        $ 0.21   $ 0.26

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:


                                                 1996         1995
                                           --------------------------
Expected dividend yield                           3.0%         3.0%
Expected stock price volatility                  39.7%        31.7%
Risk-free interest rate range              5.5% - 6.6%  6.4% - 7.7%
Weighted-average expected life of options      7 years      7 years

Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

In March 1997, the Company paid $794 to Plastics Group employees and cancelled 610 options in connection with the sale of the Plastics Group. The cash paid was included in the loss on disposal of discontinued operations presented in the statement of operations for the year ended December 31, 1996.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 14.  DISCONTINUED OPERATIONS

On December 30, 1994, the Old Schawk Companies merged with and into Filtertek, the Plastics business segment (the Merger). Pursuant to the Merger, Filtertek issued an aggregate of 16,245,399 shares of Class A common stock, 22,000 shares of Series A preferred stock, and 5,207 shares of Series B preferred stock to the stockholders of the Old Schawk Companies, and the shares of Filtertek's Class A common stock previously held by Old Schawk (which had a controlling interest prior to the Merger) were cancelled.

Because Old Schawk owned a controlling interest of Filtertek prior to the Merger, AICPA Accounting Interpretation 26 of Accounting Principles Board Opinion No. 16 required that the Merger be accounted for as if the Old Schawk Companies acquired all the remaining Class A common stock of Filtertek.

The Company's consolidated balance sheet beginning December 31, 1994, reflects the accounting as described in the previous paragraph as of the date of the Merger and includes purchase accounting adjustments for the portion of Filtertek (40%) not owned by Old Schawk prior to the Merger.

On February 7, 1997, the Company sold its Plastics business segment for cash proceeds of $92 million plus working capital adjustments. The Company recorded a loss of $33 million to adjust the carrying value of the net assets of this business to net realizable value at December 31, 1996, and to reflect the related settlement of shareholder litigation. The consolidated statements of operations for 1996, 1995 and 1994 have been restated to segregate the discontinued operations, and the accounts of the discontinued operations have been segregated in the balance sheet at December 31, 1996.

The following is a summary of the Plastics business segment historical results:


                                              1996     1995     1994
                                             -------------------------
Net sales                                    $77,752  $85,086  $82,256
Operating income                               3,572    2,615    3,964
Income taxes                                     118      209      127
Income from discontinued operations (net of
minority interest of $1,717 in 1994)           2,490      638    1,200

The difference between the income tax expense of the Plastics Group at the federal statutory rate and the actual rate is due to nondeductible amortization and depreciation of purchase accounting adjustments and the lower tax rates of its Puerto Rico and European divisions.

NOTE 15.  EARNINGS PER SHARE

Earnings per share for 1996 and 1995 is computed by dividing net income less preferred dividends (of $1,250 and $1,360, respectively) by the weighted average number of common shares outstanding and common stock equivalents that are primarily stock options. Fully diluted earnings per share is not different than primary earnings per share.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 15.  EARNINGS PER SHARE (CONTINUED)

Historical earnings per share for 1994 is computed by dividing net income adjusted only for pro forma income taxes by the historical weighted-average number of common shares outstanding of the Old Schawk Companies. The historical earnings per share for 1994 adjusted only for pro forma income taxes is as follows:


Net income                                    $ 13,469

Pro forma income taxes                           7,071
Pro forma net income adjusted only for
  income taxes                                  10,247
Primary and fully diluted common shares
  outstanding                                  507,328
Primary and fully diluted earnings per
  share adjusted only for income taxes        $  20.20

Because of the Merger with Filtertek on December 30, 1994, the Company does not consider the historical earnings per share calculation shown above to be meaningful information. Pro forma earnings per share information for 1994 shown on the statements of income is presented to compare net income and earnings per share as if the Merger had occurred at the beginning of 1994. The following pro forma adjustments have been made to 1994. Increased depreciation and amortization was recorded to reflect the increased basis in property and equipment and goodwill amortization resulting from the Merger. Compensation expense was reduced to reflect the terms of employee/stockholder agreements in effect at January 1, 1995. Income tax expense was adjusted to reflect taxation at regular income tax rates instead of S Corporation rates. Preferred stock dividends was recorded to reflect the issuance of preferred stock in connection with the Merger. Pro forma primary and fully diluted earnings per share is computed by dividing net income, adjusted as described above, by the pro forma weighted-average number of common and common equivalent shares outstanding as a result of the Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has no items to report under item 9 of this Annual Report on Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and persons nominated to become directors and information regarding executive officers of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 21, 1997, and is to be filed with the Securities and Exchange Commission on or before April 30, 1997 ("the Proxy Statement"), and such information is incorporated herein by reference.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements are included in Item 8:

     1. All financial statements

     Reports of independent auditors and independent public accountants

     FINANCIAL STATEMENTS:

     Consolidated Balance Sheets--Years Ended
     December 31, 1996 and 1995
     Consolidated Statements of Operations--Years Ended
     December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows--Years Ended
     December 31, 1996, 1995 and 1994
     Consolidated Statements of Stockholders' Equity--Years Ended
     December 31, 1994, 1995 and 1996
     Notes to Consolidated Financial Statements

     2. The following financial schedules for the years 1996, 1995 and 1994 are submitted herewith:

     SCHEDULE II--Valuation Reserves


     (b) Reports on Form 8-K

           The following Reports on Form 8-K were filed by the Registrant through the last quarter of 1996 and first quarter of 1997 and are incorporated herein by reference:

     Form 8-K dated October 8, 1996

     Form 8-K dated December 19, 1996

     Form 8-K dated February 7, 1997

(c) Exhibits


                                                                         INCORPORATED
                                                                    ----------------------
2.1      Amended and Restated Agreement and Plan of                 Registration Statement
         Reorganization dated November 23, 1994, by and among            No. 33-85152
         Filtertek, Inc., Schawk, Inc., Flexo Graphics, Inc.,
         Lincoln Graphics, Inc. and Filtertek USA, Inc., as
         amended.
2.2      Amended and Restated Plan of Merger dated November 23,     Registration Statement
         1994, by and among Filtertek, Inc., Schawk, Inc., Flexo         No. 33-85152
         Graphics, Inc., Lincoln Graphics, Inc. and Filtertek
         USA, Inc., as amended.
2.3      Sales Agreement with ESCO Electronics Corporation.                Form 8-K
                                                                    dated February 7, 1997
3.1      Certificate of Incorporation of Schawk, Inc., as amended.  Registration Statement
                                                                         No. 33-85152
3.3      By-Laws of Schawk, Inc., as amended.                       Registration Statement
                                                                         No. 2-83456
4.1      Specimen Class A Common Stock Certificate.                 Registration Statement
                                                                         No. 33-85152
4.2      Certificate of Registration of Series A Preferred Stock.   Registration Statement
                                                                         No. 33-85152
4.3      Certificate of Registration of Series B Preferred Stock.   Registration Statement
                                                                         No. 33-85152
10.7     Filtertek P.R. Restricted Stock Ownership Plan for Key     Registration Statement
         Employees.                                                      No. 2-83456
10.12*   Schawk, Inc. 1988 Equity Option Plan.                            1988 10-K
10.13a*  First Amendment to Schawk, Inc. 1988 Equity Option Plan.         1992 10-K
10.13b*  Second Amendment to Schawk, Inc. 1988 Equity Option Plan.  Registration Statement
                                                                         No. 33-85152

Exhibits (continued)
10.22    Lease Agreement dated as of July 1, 1987, and between     Registration Statement
         Process Color Plate, a division of Schawk, Inc. and The        No. 33-85152
         Clarence W. Schawk 1979 Children's Trust.
10.23    Lease Agreement dated as of June 1, 1989, by and          Registration Statement
         between Schawk Graphics, Inc., a division of Schawk,           No. 33-85152
         Inc. and C.W. Properties.
10.26*   Schawk, Inc. 1991 Outside Directors' Formula Stock        Registration Statement
         Option Plan, as amended.                                       No. 33-85152
10.27*   Form of Clarence W. Schawk Amended and Restated           Registration Statement
         Employment Agreement between Clarence W. Schawk and            No. 33-85152
         Schawk, Inc.
10.28*   Form of David A. Schawk Amended and Restated Employment   Registration Statement
         Agreement between David A. Schawk and Schawk, Inc.             No. 33-85152
10.31    Form of Registration Rights Agreement dated December      Registration Statement
         30, 1994, by and among Schawk, Inc. and certain                No. 33-85152
         investors.
10.32    Money Market Demand Note dated December 22, 1994 from     Registration Statement
         Schawk, Inc., borrower, to the Northern Trust Company,         No. 33-85152
         lender.
10.34    Notes payable to certain stockholders in connection       Registration Statement
         with S Corporation Dividend.                                   No. 33-85152
10.35    Letter of Agreement dated September 21, 1992, by and      Registration Statement
         between Schawk, Inc. and Judith W. McCue.                      No. 33-85152
10.37 *  Schawk, Inc. Retirement Trust effective January 1, 1996.
10.38 *  Schawk, Inc. Retirement Plan for Imaging Employees
         Amended and Restated effective January 1, 1996.
10.40    $80,000,000 Multicurrency Credit Agreement dated as of
         June 30, 1995.
10.41    $20,000,000 Multicurrency Short-Term Credit Agreement
         dated as of June 30, 1995.
10.42    Schawk, Inc. Note Agreement dated as of August 18, 1995.
10.43    Stockholder Investment Program dated July 28, 1995.       Registration Statement
                                                                        No. 33-61375
11       Statement Re-Computation of Per Share Earnings.
21       List of Subsidiaries.                                     Registration Statement
                                                                        No. 33-85152
23a      Consent of Expert.
23b      Consent of Expert.
27       Financial Data Schedule.



* Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c) of Regulation S-K.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 28th day of March, 1997.

Schawk, Inc.


                           By:  /s/Clarence W. Schawk
                                ---------------------
                                Clarence W. Schawk
                                Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997.



/s/Clarence W. Schawk        Chairman of the Board and Director
--------------------------
Clarence W. Schawk

/s/David A. Schawk           President, Chief Executive Officer, and Director
--------------------------
David A. Schawk

/s/A. Alex Sarkisian, Esq.   President, Imaging Group, Executive Vice President,
--------------------------   Corporate Secretary and Director
A. Alex Sarkisian, Esq.


/s/Marie Meisenbach Graul    Chief Financial Officer, Treasurer, Public
-------------------------    Information Officer, and Director
Marie Meisenbach Graul


/s/Dennis D. Wilson          Chief Accounting Officer and Director of Financial
-------------------------    Reporting
Dennis D. Wilson


/s/John T. McEnroe, Esq.     General Counsel, Assistant Secretary, and Director
------------------------
John T. McEnroe, Esq.

/s/Judith W. McCue, Esq.     Director
------------------------
Judith W. McCue, Esq.

/s/Robert F. Meinken         Director
------------------------
Robert F. Meinken

/s/Hollis W. Rademacher      Director
------------------------

Hollis W. Rademacher

                     Schawk, Inc.

            SCHEDULE II --VALUATION RESERVES

           ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 YEAR ENDED DECEMBER 31,
                      -----------------------------------------------
                         1996              1995          1994
                         ----              ----          ----
                                      (In thousands)
Balance beginning
of year                      $984          $947          $791
Provision                   (153)           217           448
Deductions                   (71)     (1)  (180)    (1)  (292)    (1)
                      -----------------------------------------------
Balance end of year          $760          $984          $947

(1)  Uncollectible accounts written off, net of recoveries.



                INCOME TAX VALUATION ALLOWANCE


                                 YEAR ENDED DECEMBER 31,
                        ----------------------------------------------
                           1996            1995            1994
                           ----            ----            ----
                                     (In thousands)
Balance beginning
of year                    $550          $4,680          $7,216
Provision                    --              --              --
Deduction                  (550)         (1,632)    (1)      --
Other                        --          (2,498)         (2,536)    (1)
                         ----------------------------------------------
Balance end of year        $  0          $  550          $4,680

(1) Includes effect of foreign currency fluctuations and utilization of net operating losses.