Form 10-Q
period 1997-03-31
SCHAWK INC
filed 1997-05-01
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 1997 Commission File Number 1-9335

                                --------------

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

                                     60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:


       Title of Each Class             Name of Exchange on  Which Registered
      ---------------------            -------------------------------------
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

                          Yes      X           No
                               ---------          -------

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997, are:
                19,863,791 shares, Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 11.

PART I
                                  Schawk, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                         MARCH 31,
                                                                           1997                         DECEMBER 31,
                                                                        (UNAUDITED)                         1996
                                                                        -----------                     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $   46,076                       $      483
 Short term investments                                                      9,937                               --
 Trade accounts receivable, less allowance for doubtful accounts
   of $907 in 1997 and $760 in 1996                                         19,287                           19,294
 Inventories                                                                 4,638                            3,675
 Prepaid expenses and other                                                  5,304                            6,258
 Current assets of Plastics business held for sale                              --                           27,495
 Deferred income taxes                                                         593                              590
                                                                        ----------                       ----------
Total current assets                                                        85,835                           57,795
Property and equipment, net                                                 27,090                           27,453
Property and equipment of Plastics business held for sale                       --                           48,788
Excess of cost over net assets acquired, less accumulated amortization
 of $3,690 in 1997 and $3,449 in 1996                                       12,667                           13,158
Other assets of Plastics business held for sale                                 --                            9,593
Other assets                                                                 5,007                            4,053
                                                                        ----------                       ----------
Total assets                                                            $  130,599                       $  160,840
                                                                        ==========                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                                                 $    3,800                       $    4,116
 Accrued expenses                                                            7,410                            8,786
 Income taxes payable                                                       15,346                               --
 Notes payable to stockholders                                                  --                            5,765
 Current liabilities of Plastics business held for sale                         --                            7,270
 Notes payable to banks                                                      4,839                            9,586
 Current portion of long-term debt and capital lease obligations               401                              391
                                                                        ----------                       ----------
Total current liabilities                                                   31,796                           35,914
Long-term debt                                                              40,000                           62,500
Capital lease obligations                                                    5,181                            5,285
Other                                                                        1,111                            1,217
Deferred income taxes                                                        3,182                            3,187
Deferred income taxes of Plastics business held for sale                        --                            3,811

STOCKHOLDERS' EQUITY:
 Common stock                                                                  168                              168
 Preferred stock                                                                --                               --
 Additional paid-in capital                                                 77,928                           77,928
 Retained earnings                                                         (26,672)                         (26,987)
 Cumulative foreign currency translation adjustment                           (128)                              --
                                                                        ----------                       ----------
                                                                            51,296                           51,109
 Treasury stock, at cost                                                    (1,967)                          (1,523)
 Notes receivable from employees                                                --                             (660)
                                                                        ----------                       ----------
                                                                            49,329                           48,926
                                                                        ----------                       ----------
Total liabilities and stockholders' equity                              $  130,599                       $  160,840
                                                                        ==========                       ==========

See accompanying notes.

                                  Schawk, Inc.
                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                         1997                                    1996
                                                       ---------                               ---------
Net sales                                              $ 26,192                                $ 19,280
Cost of sales                                            15,163                                  11,453
Selling, general, and administrative expenses             7,281                                   5,477
                                                       --------                                --------
Operating income                                          3,748                                   2,350
Other income (expense)
 Interest and dividend income                               309                                     110
 Interest expense                                          (907)                                 (1,075)
                                                       --------                                --------
                                                           (598)                                   (965)
                                                       --------                                --------
Income from continuing operations before income taxes     3,150                                   1,385
Income tax provision                                      1,260                                     384
                                                       --------                                --------
Income from continuing operations                         1,890                                   1,001
Income from discontinued operations                          --                                     587
                                                       --------                                --------
Net income                                                1,890                                   1,588
Preferred dividends                                         285                                     313
                                                       --------                                --------
Net income available for common shares                 $  1,605                                $  1,275
                                                       ========                                ========
Primary and fully diluted earnings per share:
 Continuing operations                                 $   0.08                                $   0.04
 Discontinued operations                                     --                                    0.03
                                                       --------                                --------
Total                                                  $   0.08                                $   0.07
                                                       ========                                ========
Weighted average number of common and common
 equivalent shares outstanding                           19,904                                  19,451
Dividends per common share                             $   0.26                                $   0.26

See accompanying notes.

                                  Schawk, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
                                 (In Thousands)


                                                             1997                                 1996
                                                           ---------                           ----------
OPERATING ACTIVITIES
Net income                                                 $  1,890                             $  1,588
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
  Depreciation and amortization                               1,748                                3,935
  Deferred income taxes                                          (8)                                 377
  Changes in operating assets and liabilities, net of
   effects from acquisitions:
     Trade accounts receivable                                    7                                 (494)
     Inventories                                               (963)                              (1,567)
     Prepaid expenses and other                                 954                                  318
     Trade accounts payable and accrued expenses             (5,636)                              (2,009)
     Income taxes payable                                     1,260                                   --
                                                           --------                             --------
Net cash provided by (used in) operating activities            (748)                               2,148
INVESTING ACTIVITIES
Proceeds from disposal of Plastics business                  93,485                                   --
Proceeds from disposal of property and equipment                441                                   --
Purchase of short term investments                           (9,937)                                  --
Purchases of property and equipment                          (1,804)                              (3,013)
Other                                                          (485)                                 172
                                                           --------                             --------
Net cash provided by (used in) investing activities          81,700                               (2,841)
FINANCING ACTIVITIES
Proceeds from debt                                               --                                1,623
Principal payments on debt                                  (27,237)                                (163)
Principal payments on capital lease obligations                (104)                                 (89)
Principal payments on notes payable to stockholders          (5,765)                                  --
Cash dividends                                               (1,575)                              (1,008)
Purchase of common stock                                       (444)                                (654)
Other                                                          (106)                                 307
                                                           --------                             --------
Net cash provided by (used in) financing activities         (35,231)                                  16
Effect of foreign currency exchange rates                      (128)                                (289)
                                                           --------                             --------
Net increase (decrease) in cash and cash equivalents         45,593                                 (966)
Cash and cash equivalents beginning of period                   483                                1,917
                                                           --------                             --------
Cash and cash equivalents end of period                    $ 46,076                             $    951
                                                           ========                             ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock              3                                  621
Cash paid for interest                                        1,594                                1,192
Cash paid for income taxes                                       20                                  340

See accompanying notes.

                                  Schawk, Inc.

          Notes to Condensed Consolidated Interim Financial Statements
                 (Thousands of dollars, except per share data)


NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1996.

The Company consummated the sale of its Plastics business segment on February 7, 1997 for cash of $93,485 plus working capital adjustments. The Company recorded a loss of $33 million in the fourth quarter of 1996 to adjust the carrying value of the net assets of this business to net realizable value at December 31, 1996, and to reflect the related settlement of shareholder litigation. The consolidated statement of operations for the three months ended March 31, 1996 has been restated to segregate the discontinued operations, and the accounts of the discontinued operations have been segregated in the balance sheet at December 31, 1996.

NOTE 2. INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 3. DESCRIPTION OF BUSINESS

Schawk, Inc. is a leader in the prepress industry in the United States primarily serving consumer products businesses. The Company offers a complete line of prepress services, digital image management, art production, digital photography and products for the production of consumer product packaging and related marketing and advertising materials.


NOTE 4. INVENTORIES

Inventories consist of the following:


                                                    March 31                      December 31
                                                        1997                             1996
                                                    --------                      -----------
Raw materials                                       $  1,192                        $   1,512
Work in process                                        4,181                            2,898
                                                    --------                        ---------
                                                       5,373                            4,410
Less: LIFO reserve                                      (735)                            (735)
                                                    --------                        ---------
                                                      $4,638                           $3,675
                                                    ========                        =========


NOTE 5. PROPERTY AND EQUIPMENT


Property and equipment consist of the following:


                                                    March 31                      December 31
                                                     1997                           1996
                                                    --------                      -----------
Land and improvements                              $   522                        $    522
Building and improvements                            7,794                           7,794
Machinery and equipment                             48,486                          47,370
Leasehold improvements                               3,209                           3,209
Building and improvements under capital leases       7,500                           7,500
                                                   -------                        --------
                                                    67,511                          66,395
Accumulated depreciation and amortization          (40,421)                        (38,942)
                                                   -------                        --------
                                                   $27,090                        $ 27,453
                                                   =======                        ========

NOTE 6. EARNINGS PER SHARE


In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material impact on primary or fully diluted earnings per share for the first quarter ended March 31, 1997 and 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FIRST QUARTER 1997 COMPARED TO THE FIRST QUARTER 1996 (Thousands of dollars, except per share amounts)


On February 7, 1997, the Company closed the sale of the Plastics business segment and received cash of $93,485. A final adjustment (the amount to be determined) will be made based on working capital as of the date of the closing. The statement of operations for the three months ended March 31, 1996 has been restated to segregate the operations of the Plastics Group.

NET SALES FROM CONTINUING OPERATIONS of $26,192 for the first quarter of 1997 represents a 36% increase from sales of $19,280 from continuing operations for the same period in 1996. The first quarter sales growth included an increase of sales to existing customers of approximately 10% with the remaining growth resulting from the 1996 acquisitions in Canada, Atlanta and Connecticut.

COST OF SALES FROM CONTINUING OPERATIONS for the first quarter of 1997 decreased to 58% from 59% of net sales for the first quarter of 1996 due to greater efficiencies on the increased volume.

OPERATING INCOME FROM CONTINUING OPERATIONS increased 59% to $3,748 in 1997 from operating income from continuing operations of $2,350 in the first quarter of 1996. This increase was due largely to the increased sales volume. General and administrative expenses increased by $1,804 for the first quarter but decreased as a percentage of sales.

INTEREST INCOME increased to $309 for first quarter of 1997 compared with $110 for the first quarter 1996 due to the invested cash balances on hand as a result of the sale of the Plastics Group. Interest expense decreased to $907 in 1997 from $1,075 in 1996 as the Company retired debt with the proceeds of the sale.

NET INCOME FROM CONTINUING OPERATIONS increased 89% to $1,890 for the first quarter of 1997 compared with $1,001 in 1996 due to the factors previously described.

NET INCOME increased to $1,890 in the first quarter 1997 from 1,588 in the first quarter of 1996, which included $587 of income from the discontinued Plastics Group.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS increased 100% to $0.08 for the first quarter of 1997 from $0.04 for the first quarter of 1996. Primary and fully diluted earnings per share of $0.07 for the first quarter of 1996 included $0.03 from the discontinued Plastics Group. Weighted average shares outstanding increased to 19,904 in 1997 from weighted average shares outstanding of 19,451 in 1996 due primarily to the Company's conversion of Series A preferred stock into Class A commons shares during 1996, stock issued in connection with acquisitions in 1996, issuance of Class A common shares under the Company's dividend reinvestment plan, offset by the Company's purchase of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt and capital lease obligations decreased to $45,181 in 1997 from $67,785 in 1996 as the Company repaid debt with the proceeds or the sale of the Plastics Group. The Company had $56,013 of available cash and short term investments at March 31, 1997. The Company's current ratio at March 31, 1997 was 2.7 with available working capital of $54,039 compared to a current ratio on December 31, 1996 of 1.6 with available working capital of $21,881.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends.

Capital expenditures of $1,804 were made during the first quarter of 1997 for machinery, equipment and automation to expand production facilities and improve productivity.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Exhibits
    Exhibit 11 - Calculation of net income per common share.

(B) Reports on Form 8-K

The following reports were filed on Form 8-K for the quarter ended March
31,1997:

    Form 8-K dated February 7, 1997

(C) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 1997.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
-----------------------------------------------
President, Chief Executive Officer and Director





/s/ Marie Meisenbach Graul
---------------------------------------------------------------------------
Chief Financial Officer, Treasurer, Public Information Officer and Director





/s/ Dennis D. Wilson
------------------------------------------------------------
Director of Financial Reporting and Chief Accounting Officer