Form 10-Q
period 1997-06-30
SCHAWK INC
filed 1997-07-31
CIK 719164

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended June 30, 1997 Commission File Number 1-9335
                                  ________

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

 The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997, are:
              19,795,643 shares, Common Stock, $.008 par value
              ------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 14.


===============================================================================

PART I
                                Schawk, Inc.
                    Condensed Consolidated Balance Sheets
                               (In Thousands)



                                                      JUNE 30,
                                                        1997       DECEMBER 31,
                                                    (UNAUDITED)       1996
                                                    ---------------------------
ASSETS
Current assets:
 Cash and cash equivalents                           $    890      $    483
 Short term investments                                25,924            --
 Trade accounts receivable, less
   allowance for doubtful accounts
   of $884 in 1997 and $760 in 1996                    19,696        19,294
 Inventories                                            4,937         3,675
 Prepaid expenses and other                             4,139         6,258
 Current assets of Plastics
   business held for sale                                  --        27,495
 Deferred income taxes                                    590           590
                                                    ---------------------------
Total current assets                                   56,176        57,795

Marketable Securities                                  31,586            --
Property and equipment, net                            27,065        27,453
Property and equipment of Plastics
 business held for sale                                    --        48,788
Excess of cost over net assets acquired,
 less accumulated amortization
 of $3,933 in 1997 and $3,449 in 1996                  12,839        13,158
Other assets of Plastics business
 held for sale                                             --         9,593
Other assets                                            5,085         4,053
                                                    ---------------------------
Total assets                                         $132,751      $160,840
                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                              $  4,140      $  4,116
 Accrued expenses                                       9,161         8,786
 Income taxes payable                                  12,779            --
 Notes payable to stockholders                             --         5,765
 Current liabilities of Plastics
   business held for sale                                  --         7,270
 Notes payable to banks                                 4,707         9,586
 Current portion of long-term debt
   and capital lease obligations                          391           391
                                                    ---------------------------
Total current liabilities                              31,178        35,914

Long-term debt                                         40,000        62,500
Capital lease obligations                               5,072         5,285
Other                                                   1,113         1,217
Deferred income taxes                                   3,983         3,187
Deferred income taxes of Plastics
 business held for sale                                    --         3,811

STOCKHOLDERS' EQUITY:
 Common stock                                             159           168
 Preferred stock                                           --            --
 Additional paid-in capital                            77,937        77,928
 Retained earnings                                    (25,229)      (26,987)
 Unrealized gain on available for
   sale securities                                      1,195            --
 Cumulative foreign currency
   translation adjustment                                (107)           --
                                                    ---------------------------
                                                       53,955        51,109
 Treasury stock, at cost                               (2,550)       (1,523)
 Notes receivable from employees                           --          (660)
                                                    ---------------------------
                                                       51,405        48,926
                                                    ---------------------------
Total liabilities and stockholders' equity           $132,751      $160,840
                                                    ===========================

See accompanying notes.

                                Schawk, Inc.
               Condensed Consolidated Statements of Operations
                  Three Months Ended June 30, 1997 and 1996
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)




                                                           1997        1996
                                                       ------------------------
Net sales                                                $29,397     $21,629
Cost of sales                                             16,167      11,900
Selling, general, and administrative expenses              8,374       6,367
                                                       ------------------------
Operating income                                           4,856       3,362

Other income (expense)
 Interest and dividend income                                997         120
 Interest expense                                           (966)     (1,050)
 Other                                                       141          85
                                                       ------------------------
                                                             172        (845)
                                                       ------------------------
Income from continuing operations before income taxes      5,028       2,517

Income tax provision                                       2,011       1,007
                                                       ------------------------
Income from continuing operations                          3,017       1,510

Income from discontinued operations                           --         701
                                                       ------------------------
Net income                                                 3,017       2,211
Preferred dividends                                          285         313
                                                       ------------------------
Net income available for common shares                   $ 2,732     $ 1,898
                                                       ========================
Primary and fully diluted earnings per share:
 Continuing operations                                   $  0.14     $  0.06
 Discontinued operations                                      --        0.04
                                                       ------------------------
Total                                                    $  0.14     $  0.10
                                                       ========================
Weighted average number of common and common
 equivalent shares outstanding                            19,861      19,380
Dividends per Class A common share                       $ 0.065     $ 0.065


See accompanying notes.

                                Schawk, Inc.
               Condensed Consolidated Statements of Operations
                   Six Months Ended June 30, 1997 and 1996
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)



                                                           1997       1996
                                                       ------------------------
Net sales                                                $55,589    $40,909
Cost of sales                                             31,330     23,353
Selling, general, and administrative expenses             15,655     11,844
                                                       ------------------------
Operating income                                           8,604      5,712

Other income (expense)
 Interest and dividend income                              1,306        231
 Interest expense                                         (1,873)    (2,126)
 Other                                                       141         86
                                                       ------------------------
                                                            (426)    (1,809)
                                                       ------------------------
Income from continuing operations before income taxes      8,178      3,903

Income tax provision                                       3,271      1,391
                                                       ------------------------
Income from continuing operations                          4,907      2,512

Income from discontinued operations                           --      1,288
                                                       ------------------------
Net income                                                 4,907      3,800
Preferred dividends                                          570        626
                                                       ------------------------
Net income available for common shares                   $ 4,337    $ 3,174
                                                       ========================
Primary and fully diluted earnings per share:
 Continuing operations                                   $  0.22    $  0.10
 Discontinued operations                                      --       0.06
                                                       ------------------------
Total                                                    $  0.22    $  0.16
                                                       ========================
Weighted average number of common and common
 equivalent shares outstanding                            19,883     19,394
Dividends per Class A common share                       $  0.13    $  0.13


See accompanying notes.

                                Schawk, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                   Six Months Ended June 30, 1997 and 1996
                               (In Thousands)



                                                            1997         1996
                                                        -----------------------
OPERATING ACTIVITIES
Net income                                                $  4,907     $ 3,800
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
  Depreciation and amortization                              3,510       7,787
  Other                                                         --        (221)
  Deferred income taxes                                         --         380
  Changes in operating assets and liabilities, net of
   effects from acquisitions:
    Trade accounts receivable                                 (402)        285
    Inventories                                             (1,262)     (1,556)
    Prepaid expenses and other                               2,119         443
    Trade accounts payable and accrued expenses             (3,545)        433
    Income taxes payable                                    (1,307)         --
                                                        -----------------------
Net cash provided by (used in) operating activities          4,020      11,351

INVESTING ACTIVITIES
Proceeds from disposal of operating division                93,485       5,000
Proceeds from disposal of property and equipment               441          --
Purchase of marketable securities                          (55,519)
Purchases of property and equipment                         (3,130)     (7,007)
Other                                                       (1,146)         --
                                                        -----------------------
Net cash provided by (used in) investing activities         34,131      (2,007)

FINANCING ACTIVITIES
Principal payments on debt                                 (27,379)     (5,188)
Principal payments on capital lease obligations               (213)       (190)
Principal payments on notes payable to stockholders         (5,765)         --
Cash dividends                                              (3,149)     (2,013)
Purchase of common stock                                    (1,027)     (1,139)
Other                                                         (104)       (293)
                                                        -----------------------
Net cash provided by (used in) financing activities        (37,637)     (8,823)
Effect of foreign currency exchange rates                     (107)       (577)
                                                        -----------------------
Net increase (decrease) in cash and cash equivalents           407         (56)
Cash and cash equivalents beginning of period                  483       1,917
                                                        -----------------------
Cash and cash equivalents end of period                       $890     $ 1,861
                                                        =======================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock      $      5     $ 1,245
Cash paid for interest                                       2,368       2,281
Cash paid for income taxes                                   4,449       1,443
Note received for sale of operating division                    --       2,619


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

The Company consummated the sale of its Plastics business segment on February 7, 1997 for cash of $93,485 plus working capital adjustments. The Company recorded a loss of $33 million in the fourth quarter of 1996 to adjust the carrying value of the net assets of this business to net realizable value at December 31, 1996, and to reflect the related settlement of shareholder litigation. The consolidated statements of operations for the three and six months ended June 30, 1996 have been restated to segregate the discontinued operations, and the accounts of the discontinued operations have been segregated in the balance sheet at December 31, 1996.

NOTE 2. INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 3. DESCRIPTION OF BUSINESS

Schawk, Inc. is a leader in the prepress industry in the United States and Canada primarily serving consumer products businesses. The Company offers a complete line of prepress services, digital image management, art production, digital photography and products for the production of consumer product packaging and related marketing and advertising materials.


NOTE 4. INVENTORIES

Inventories consist of the following:


                                             June 30  December 31
                                               1997      1996
                                             -------  -----------
Raw materials                                 $1,366    $1,512
Work in process                                4,306     2,898
                                             -------  --------
                                               5,672     4,410
Less: LIFO reserve                              (735)     (735)
                                             -------  --------
                                              $4,937    $3,675
                                             =======  ========


NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:



                                                  June 30   December 31
                                                    1997       1996
                                                    ----       ----

Land and improvements                            $    522    $    522
Building and improvements                           7,794       7,794
Machinery and equipment                            50,067      47,370
Leasehold improvements                              3,209       3,209
Building and improvements under capital leases      7,500       7,500
                                                 --------   ---------
                                                   69,092      66,395
Accumulated depreciation and amortization         (42,027)    (38,942)
                                                 --------   ---------
                                                 $ 27,065    $ 27,453
                                                 ========   =========



NOTE 6. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material impact on primary or fully diluted earnings per share for the three and six month periods ended June 30, 1997.

NOTE 7. INVESTMENTS

The Company has adopted State of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's investments maybe classified as available-for-sale or trading. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Trading securities are reported at fair value, with changes in fair value included in investment income. Interest and dividends on securities classified as trading are included in investment income. At June 30, 1997 all of the Company's investments were classified as available for sale. Unrealized appreciation on these securities totaled $1,991 ($1,195 net of tax effects) at June 30, 1997 and is included as a separate component of stockholders' equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

On February 7, 1997, the Company closed the sale of the Plastics business segment and received cash of $93,485. A final adjustment (the amount to be determined) will be made based on working capital as of the date of the closing. The statements of operations for the three and six month periods ended June 30, 1996 and March 31, 1996 have been restated to segregate the operations of the Plastics Group.

NET SALES FROM CONTINUING OPERATIONS of $29,397 for the second quarter of 1997 represents a 36% increase from sales of $21,629 from continuing operations for the same period in 1996. The second quarter sales growth included an increase of sales to existing customers of approximately 13% with the remaining growth resulting from the 1996 acquisitions in Canada, Atlanta and Connecticut. Sales for the first six months of 1997 also increased 36% to $55,589 from $40,909 in 1996, with comparable growth from existing customers and acquisitions.

COST OF SALES FROM CONTINUING OPERATIONS for the second quarter of 1997 remained at 55% of net sales compared to the same period of 1996 while cost of sales decreased to 56% for the first six months of 1997 versus 57% for the first six months of 1996 due to greater efficiency on increased volume.

OPERATING INCOME FROM CONTINUING OPERATIONS increased 44% to $4,856 in the second quarter of 1997 from operating income from continuing operations of $3,362 in the second quarter of 1996. This increase was due largely to the increased sales volume. General and administrative expenses increased by $2,007 for the second quarter but decreased as a percentage of sales. For the first six months of 1997 operating income increased 51% to $8,604 from $5,712 due to the increased sales volume. General and administrative expenses also decreased as a percentage of sales for the six month period.

INTEREST INCOME increased to $997 for second quarter of 1997 compared with $120 for the second quarter of 1996 due to the invested balances on hand as a result of the sale of the Plastics Group. Interest expense decreased to $966 in 1997 from $1,050 in 1996 as the Company retired debt with the proceeds of the sale. For the six month period the Company also experienced a growth in interest income to $1,306 in 1997 from $231 in 1996 due to the increase in invested balances. Additionally, interest expense decreased for the first six months of 1997 to $1,873 from $2,126 in 1996.

NET INCOME FROM CONTINUING OPERATIONS increased 100% to $3,017 for the second quarter of 1997 compared with $1,510 in 1996 and increased 95% to $4,907 from the first six months of 1997 versus $2,512 for the first half of 1996 due to the factors previously described.

NET INCOME increased to $3,017 in the second quarter 1997 from $2,211 in the second quarter of 1996, which included $701 of income from the discontinued Plastics Group and increased to $4,907 for the first half of 1997 from $3,800 for the first half of 1996, which included $1,288 of income from the Plastics Group.

PRIMARY AND FULLY DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS increased 133% to $0.14 for the second quarter of 1997 from $0.06 for the second quarter of 1996. Primary and fully diluted earnings per share of $0.10 for the second quarter of 1996 included $0.04 from the discontinued Plastics Group. Weighted average shares outstanding increased to 19,861 in 1997 from weighted average shares outstanding of 19,380 in 1996 due primarily to the Company's conversion of Series A preferred stock into Class A commons shares during 1996, stock issued in connection with acquisitions in 1996, issuance of Class A common shares under the Company's dividend reinvestment plan, offset by
the Company's purchase of outstanding shares.   Primary and fully diluted
earning per share from continuing operations increased 120% to $0.22 for the first six months of 1997 from $0.10 for the first half of 1996. Primary and fully diluted earnings per share of $0.16 for the first half of 1996 included $0.06 from the discontinued Plastics Group. Weighted average shares outstanding increased to 19,883 for the first half of 1997 from 19,394 for the first half of 1996 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt and capital lease obligations decreased to $45,072 in 1997 from $67,785 in 1996 as the Company repaid debt with the proceeds from the sale of the Plastics Group. The Company had $26,814 of available cash and short term investments at June 30, 1997. The Company's current ratio at June 30, 1997 was
1.8 with available working capital of $24,998 compared to a current ratio on December 31, 1996 of 1.6 with available working capital of $21,881.

The Company believes that available amounts on its existing line of credit agreement, along with the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital, capital expenditures, and the payment of dividends.

Capital expenditures of $3,130 were made during the first quarter of 1997 for machinery, equipment and automation to expand production facilities and improve productivity.

The Company has also invested $31,586 of the proceeds from the sale of the Plastics Group in equity and bond mutual funds. These funds are available for sale to provide for acquisitions and Corporate requirements. Unrealized appreciation on these investments of $1,991 ($1,195 net of tax effects) at June 30, 1997 has been excluded from earnings in the Company's statement of operations, and has been included as a separate component of stockholders' equity.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Exhibits
    Exhibit 11 - Calculation of net income per common share.

(B) Reports on Form 8-K

The following reports were filed on Form 8-K for the quarter ended June
30,1997:

    Form 8-K dated May 5, 1997

(C) Exhibit 27 - Financial Data Schedule

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of July, 1997.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
---------------------------------
President, Chief Executive Officer and Director




/s/ Dennis D. Wilson
---------------------------------
Director of Financial Reporting and Chief Accounting Officer