Form 10-Q
period 1997-09-30
SCHAWK INC
filed 1997-10-30
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1997 Commission File Number 1-9335

                                 -------------

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     Title of Each Class                  Name of Exchange on  Which Registered
     -------------------                  -------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997, are:

               19,803,739 shares, Common Stock, $.008 par value
               ------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 15.

PART I
                                                   Schawk, Inc.
                                       Condensed Consolidated Balance Sheets
                                                  (In Thousands)

                                                                          September 30,
                                                                               1997       December 31,
                                                                           (unaudited)       1996
                                                                          ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents .........................................   $   1,878        $     483
   Short term investments ............................................      18,967               --
   Trade accounts receivable, less allowance for doubtful accounts
     of $598 in 1997 and $760 in 1996 ................................      22,012           19,294
   Inventories .......................................................       5,287            3,675
   Prepaid expenses and other ........................................       2,460            6,258
   Current assets of Plastics business held for sale .................        --             27,495
   Deferred income taxes .............................................         472              590
                                                                         --------------------------
Total current assets .................................................      51,076           57,795

Marketable securities ................................................      33,354               --
Property and equipment, net ..........................................      27,795           27,453
Property and equipment of Plastics business held for sale ............        --             48,788
Excess of cost over net assets acquired, less accumulated amortization
   of $4,179 in 1997 and $3,449 in 1996 ..............................      12,414           13,158
Other assets of Plastics business held for sale ......................        --              9,593
Other assets .........................................................       4,912            4,053
                                                                         --------------------------
Total assets .........................................................   $ 129,551        $ 160,840
                                                                         ==========================

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Trade accounts payable ............................................   $   3,633        $   4,116
   Accrued expenses ..................................................       9,819            8,786
   Income taxes payable ..............................................       7,654               --
   Notes payable to stockholders .....................................        --              5,765
   Current liabilities of Plastics business held for sale ............        --              7,270
   Notes payable to banks ............................................       4,200            9,586
   Current portion of long-term debt and capital lease obligations ...         391              391
                                                                         --------------------------
Total current liabilities ............................................      25,697           35,914

Long-term debt .......................................................      40,000           62,500
Capital lease obligations ............................................       4,963            5,285
Other ................................................................       1,116            1,217
Deferred income taxes ................................................       4,372            3,187
Deferred income taxes of Plastics business held for sale .............        --              3,811

STOCKHOLDERS EQUITY:
   Common stock ......................................................         159              168
   Preferred stock ...................................................        --                 --
   Additional paid-in capital ........................................      78,318           77,928
   Retained earnings (Deficit) .......................................     (23,491)         (26,987)
   Unrealized gain on available for sale securities ..................       1,558               --
   Cumulative foreign currency translation adjustment ................        (212)              --
                                                                         --------------------------

                                                                            56,332           51,109
   Treasury stock, at cost ...........................................      (2,929)          (1,523)
   Notes receivable from employees ...................................        --               (660)
                                                                         --------------------------
                                                                            53,403           48,926
                                                                         --------------------------
Total liabilities and stockholders equity ...........................    $ 129,551        $ 160,840
                                                                         ==========================

See accompanying notes.

                                 Schawk, Inc.
               Condensed Consolidated Statements of Operations
                Three Months Ended September 30, 1997 and 1996
                                 (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                                           1997        1996
                                                        --------------------
Net sales............................................   $ 29,568    $ 22,972
Cost of sales .......................................     16,523      13,045
Selling, general, and administrative expenses .......      7,872       6,109
                                                        --------------------
Operating income ....................................      5,173       3,818

Other income (expense)
   Interest and dividend income .....................        843          95
   Interest expense .................................       (918)     (1,173)
   Other ............................................        422        --
                                                        --------------------
                                                             347      (1,078)
                                                        --------------------

Income from continuing operations before income
   taxes.............................................      5,520       2,740

Income tax provision ................................      2,208       1,096
                                                        --------------------

Income from continuing operations ...................      3,312       1,644

Income from discontinued operations .................       --           577
                                                        --------------------

Net income ..........................................      3,312       2,221
Preferred dividends .................................        285         313
                                                        --------------------
Net income available for common shares ..............   $  3,027    $  1,908
                                                        ====================

Primary and fully diluted earnings per share:
   Continuing operations ............................   $   0.15    $   0.07
   Discontinued operations ..........................       --          0.03
                                                        --------------------
Total ...............................................   $   0.15    $   0.10
                                                        ====================

Weighted average number of common and common
   equivalent shares outstanding ....................     19,904      19,607
Dividends per Class A common share ..................   $  0.065    $  0.065

See accompanying notes.

                                  Schawk, Inc.
                 Condensed Consolidated Statements of Operations
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                           1997        1996
                                                        --------------------
Net sales ...........................................   $ 85,157    $ 63,881
Cost of sales .......................................     47,853      36,398
Selling, general, and administrative expenses .......     23,527      17,953
                                                        --------------------
Operating income ....................................     13,777       9,530

Other income (expense)
   Interest and dividend income .....................      2,149         326
   Interest expense .................................     (2,791)     (3,299)
   Other ............................................        563          85
                                                        --------------------
                                                             (79)     (2,888)
                                                        --------------------

Income from continuing operations before income
   taxes.............................................     13,698       6,642

Income tax provision ................................      5,479       2,487
                                                        --------------------

Income from continuing operations ...................      8,219       4,155

Income from discontinued operations .................       --         1,866
                                                        --------------------

Net income ..........................................      8,219       6,021
Preferred dividends .................................        855         939
                                                        --------------------
Net income available for common shares ..............   $  7,364    $  5,082
                                                        ====================

Primary and fully diluted earnings per share:
   Continuing operations ............................   $   0.37    $   0.17
   Discontinued operations ..........................       --          0.09
                                                        --------------------
Total ...............................................   $   0.37    $   0.26
                                                        ====================

Weighted average number of common and common
   equivalent shares outstanding ....................     19,879      19,463
Dividends per Class A common share ..................   $  0.195    $  0.195

See accompanying notes

                                  Schawk, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Nine Months Ended September 30, 1997 and 1996
                                 (In Thousands)

                                                                            1997       1996
                                                                        --------------------
Operating activities
Net income ..........................................................   $  8,219    $  6,021
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization ..................................      5,309      11,759
     Deferred income taxes ..........................................      1,303         491
     Gain realized on sale of marketable securities .................       (567)       --
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable ..................................     (2,718)      2,851
         Inventories ................................................     (1,612)     (2,274)
         Prepaid expenses and other .................................      3,798         162
         Trade accounts payable and accrued expenses ................     (3,394)        426
         Income taxes payable .......................................     (6,432)       --
                                                                        --------------------
Net cash provided by operating activities ...........................      3,906      19,436

Investing activities
Proceeds from disposal of operating division ........................     93,485       5,000
Proceeds from sale of marketable securities .........................      2,789        --
Proceeds from disposal of property and equipment ....................        441        --
Purchase of marketable securities ...................................    (52,985)       --
Purchases of property and equipment .................................     (5,458)     (9,912)
Acquisitions, net of cash acquired ..................................       --        (6,826)
Other ...............................................................       (749)     (1,441)
                                                                        --------------------
Net cash provided by (used in) investing activities .................     37,523     (13,179)

Financing activities
Proceeds from sale of common stock ..................................        390        --
Proceeds from long term note collected ..............................       --         4,034
Proceeds from debt ..................................................       --         3,035
Principal payments on debt ..........................................    (27,886)     (7,590)
Principal payments on capital lease obligations .....................       (322)       --
Principal payments on notes payable to stockholders .................     (5,765)       --
Cash dividends ......................................................     (4,723)     (2,618)
Purchase of common stock ............................................     (1,389)     (1,269)
Other ...............................................................       (127)         70
                                                                        --------------------
Net cash provided by (used in) financing activities .................    (39,822)     (4,338)
Effect of foreign currency exchange rates ...........................       (212)       (397)
                                                                        --------------------
Net increase in cash and cash equivalents ...........................      1,395       1,522
Cash and cash equivalents beginning of period .......................        483       1,917
                                                                        --------------------
Cash and cash equivalents end of period .............................   $  1,878    $  3,439
                                                                        ====================

Supplementary disclosure of cash flow information:
Dividends issued in the form of Class A common stock ................   $      6    $  2,104
Cash paid for interest ..............................................      3,091       3,336
Cash paid for income taxes ..........................................     10,876       2,689
Note received for sale of operating division ........................       --         2,619
Common stock issued in connection with acquisitions .................       --         3,800

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

The Company consummated the sale of its Plastics business segment on February 7, 1997 for cash of $93,485 plus or minus working capital adjustments. The
Company recorded a loss of $33 million in the fourth quarter of 1996 to adjust the carrying value of the net assets of this business to net realizable
value at December 31, 1996, and  to  reflect  the  related   settlement  of
shareholder   litigation.   The consolidated  statements  of  operations  for
the three and nine months ended September 30, 1996 have been restated to segregate the discontinued operations, and the accounts of the discontinued operations have been segregated in the balance sheet at December 31, 1996.

NOTE 2.       INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 3.       DESCRIPTION OF BUSINESS

Schawk, Inc. is a leading provider of digital imaging prepress services for the consumer products industry in the United States and Canada. The Company offers a complete line of high quality prepress services, digital image management, digital photography and art production. The Company also provides services for point-of-sale, advertising and direct mail.

NOTE 4.       INVENTORIES

Inventories consist of the following:

                                             September 30        December 31
                                                1997                1996
                                                ----                ----
Raw materials .............................  $   1,336           $   1,512
Work in process ...........................      4,686               2,898
                                             ---------           ---------
                                                 6,022               4,410
Less: LIFO reserve.........................       (735)               (735)
                                             ---------           ---------
                                             $   5,287           $   3,675
                                             =========           =========

NOTE 5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 September 30    December 31
                                                    1997            1996
                                                    ----            ----
Land and improvements ........................   $    522        $    522
Building and improvements ....................      7,794           7,794
Machinery and equipment ......................     52,828          47,370
Leasehold improvements .......................      3,209           3,209
Building and improvements under
   capital leases.............................      7,500           7,500
                                                 --------        --------
                                                   71,853          66,395
Accumulated depreciation and amortization ....    (44,058)        (38,942)
                                                 --------        --------
                                                 $ 27,795        $ 27,453
                                                 ========        ========

NOTE 6.       EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to have a material impact on primary or fully diluted earnings per share for the three and nine month periods ended September 30, 1997.

NOTE 7.       INVESTMENTS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1997 all of the Company's investments were classified as available for sale. Unrealized appreciation on these securities totaled $2,597 ($1,558 net of tax effects) at September 30, 1997 and is included as a separate component of stockholders' equity. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The following table is a summary of available for sale securities at September 30, 1997:


                                                  Gross
                                                Unrealized      Estimated Fair
                                Cost              Gains             Value
                                ----            ----------      --------------
Equity securities and equity
 mutual funds                   $ 8,297          $ 2,158           $10,455
U.S. Treasury and U.S.
 Government notes                 6,323               23             6,346
Corporate bonds                   3,285               15             3,300
Bond mutual funds                31,819              401            32,220
                                -------          -------           -------
                                $49,724          $ 2,597           $52,321
                                =======          =======           =======


During the nine month period ended September 30, 1997 marketable equity available-for-sale securities were sold with a fair value at date of sale of $2,789 with a gross realized gain of $567.

The following table is a summary of available-for-sale securities by maturity date:


                                                            Estimated Fair
                                              Cost               Value
                                              ----          --------------
Due in one year or less                     $20,077             $20,245
Due after one year through five years        20,841              21,107
Due after five years through ten years          509                 514
                                            -------             -------
Total debt securities                        41,427              41,866
Equity securities                             8,297              10,455
                                            -------             -------
                                            $49,724             $52,321
                                            =======             =======


Amounts shown as short term investments on the condensed consolidated balance sheet at September 30, 1997 represent management's estimates of amounts available for current operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)


On February 7, 1997, the Company closed the sale of the Plastics business segment and received cash of $93,485. A final adjustment (the amount to be determined) will be made based on working capital as of the date of the closing. The statements of operations for the three and nine month periods ended September 30, 1996 have been restated to segregate the operations of the Plastics Group.

NET SALES of $29,568 for the third quarter of 1997 represents a 28.7% increase from sales of $22,972 from continuing operations for the same period in 1996. The third quarter sales growth included an increase of sales to existing clients of approximately 13.9% with the remaining growth of 14.8% resulting from the 1996 acquisitions in Canada, Atlanta and Connecticut. Net sales for the first nine months of 1997 also increased 33.3% to $85,157 from $63,881 in 1996, with growth of approximately 12.4% from existing customers and 20.9% from acquisitions. The Company has acquired several new customers during 1997 and has experienced additional revenues from its preexisting client base.

COST OF SALES for the third quarter of 1997 decreased to 55.9% from 56.8% of net sales in the third quarter of 1996, and decreased to 56.2% from 57.0% for the nine month period ended September 30, 1997 due to greater operating efficiencies on increased volume.

OPERATING INCOME increased 35.5% to $5,173 in the third quarter of 1997 from operating income from continuing operations of $3,818 in the third quarter of 1996. This increase was due largely to the increased sales volume and operating efficiencies. Selling, general and administrative expenses increased by $1,763 for the third quarter but remained level as a percentage of sales. For the first nine months of 1997 operating income increased 44.6% to $13,777 due to increased sales volume and operating efficiencies. Although selling, general and administrative expenses increased $5,574 for the nine month period, they decreased as a percentage of sales from 28.1% in 1996 to 27.6% in 1997.

INTEREST INCOME increased to $843 for the third quarter of 1997 compared with $95 for the third quarter of 1996 due to the invested balances on hand as a result of the sale of the Plastics Group. Interest expense for the third quarter decreased to $918 in 1997 from $1,173 in 1996 as the Company retired debt with the proceeds of the sale. For the nine month period the Company also experienced an increase in interest income to $2,149 in 1997 from $326 in 1996 due to the increase in invested balances. Additionally, interest expense decreased for the first nine months of 1997 to $2,791 from $3,299 in 1996 as a result of the repayment of debt with proceeds of the sale of the Plastics Group.

OTHER INCOME for the third quarter of 1997 of $422 is primarily the gain on the sale of investments as the Company liquidated a portion of its equity portfolio and reinvested in bond funds.

INCOME FROM CONTINUING OPERATIONS increased 101.5% to $3,312 for the third quarter of 1997 compared with $1,644 in 1996 and increased 97.8% to $8,219 from the first nine months of 1997 versus $4,155 for the first nine months of 1996 due to increased sales volume, greater operating efficiencies, and the application of the proceeds from the sale of the Plastics Group.

NET INCOME increased to $3,312 in the third quarter of 1997 from $2,221 in the third quarter of 1996, which included $577 of income from the discontinued Plastics Group and increased to $8,219 for the first nine months of 1997 from $6,021 for the nine months of 1996, which included $1,866 of income from the Plastics Group.

PRIMARY  AND  FULLY  DILUTED  EARNINGS  PER  SHARE  FROM  CONTINUING
OPERATIONS increased 114.3% to $0.15 for the third quarter of 1997 from $0.07 for the third quarter of 1996. Primary and fully diluted earnings per share of $0.10 for the third quarter of 1996 included $0.03 from the discontinued Plastics Group. Weighted average shares outstanding increased to 19,904 in 1997 from weighted average shares outstanding of 19,607 in 1996 due primarily to the Company's conversion of Series A preferred stock into Class A commons shares during 1996, stock issued in connection with acquisitions during the second half of 1996, issuance of Class A common shares under the Company's dividend reinvestment plan, offset by the Company's purchase of outstanding shares. Primary and fully diluted earnings per share from continuing operations increased 117.6% to

$0.37 for the first nine months of 1997 from $0.17 for the first nine months of 1996. Primary and fully diluted earnings per share of $0.26 for the first nine months of 1996 included $0.09 from the discontinued Plastics Group. Weighted average shares outstanding increased to 19,879 for the first nine months of 1997 from 19,463 for the first nine months of 1996 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt and capital lease obligations decreased to $44,963 as of September 30, 1997 from $67,785 as of December 31, 1996 as the Company repaid debt with the proceeds from the sale of the Plastics Group. The Company had $20,845 of available cash and short term investments at September 30, 1997. The Company's current ratio at September 30, 1997 was 2.0 with available working capital of $25,379 compared to a current ratio on December 31, 1996 of 1.6 with available working capital of $21,881.

The Company believes that the current level of working capital and the cash generated from future operations will be sufficient to meet its needs for working capital and capital expenditures.

Capital expenditures of $5,458 were made during the first nine months of 1997 for machinery, equipment and automation to expand production facilities and improve productivity.

The Company held invested balances of $52,321 at September 30, 1997 representing proceeds of the sale of the Plastics Group in bond mutual funds, equity mutual funds, U.S. Treasury and U.S. Government notes, corporate Bonds and equity securities. These funds are available for sale to provide for acquisitions and general Corporate requirements. Unrealized appreciation on these investments of $2,597 ($1,558 net of tax effects) at September 30, 1997 has been excluded from earnings in the Company's statement of operations, and has been included as a separate component of stockholders' equity.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Any statements contained herein regarding the Company's expectations for future industry trends, future revenue or its growth strategy constitute "forward looking statements" within the meaning of 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in any such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations include without limitation, changes in industry trends, conditions in the economy of the United States or Canada or the Company's markets, and the ability of the Company to implement its growth strategy through acquisitions, start-up-operations or otherwise. No assurance can be given that the forward looking statements will prove to be accurate.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Exhibits
     Exhibit 11 - Calculation of net income per common share.

(B)  Reports on Form 8-K

     Form 8-K dated July 8, 1997.

(C)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of October, 1997.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------
President, Chief Executive Officer and Director




/s/ Dennis D. Wilson
------------------------
Director of Financial Reporting and Chief Accounting Officer