Form 10-K405
period 1997-12-31
SCHAWK INC
filed 1998-03-27
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

     (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                            ------------------------

COMMISSION FILE NUMBER 1-9335

                                  SCHAWK, INC.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                                   36-2545354
           (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                    Identification No.)
       1695 RIVER ROAD, DES PLAINES, ILLINOIS                 60018
       (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code:        (847) 827-9494

Securities registered pursuant to Section 12 (b) of the Act:

                 TITLE OF EACH CLASS                                NAME OF EXCHANGE ON WHICH REGISTERED
                 -------------------                                ------------------------------------
        Class A Common Stock, $.008 par value                              New York Stock Exchange

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES X   NO __

     INDICATED BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.                                                                   [X]

     THE AGGREGATE MARKET VALUE ON MARCH 12, 1998, OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANTS WAS APPROXIMATELY $108,829,000.

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK
                           AS OF MARCH 12, 1998, ARE:

            22,268,401 SHARES, CLASS A COMMON STOCK, $.008 PAR VALUE

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                       PART AND ITEM NUMBER OF
                          DOCUMENT                                FORM 10-K INTO WHICH INCORPORATED
                          --------                                ---------------------------------
1. Proxy Statement for the 1998 Annual Meeting of
   Stockholders to be held May 27, 1998 (the "Proxy
   Statement")..............................................    Part III, Items 10, 11, 12 and 13.

================================================================================

                                SCHAWK, INC.

                           FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS

                              DECEMBER 31, 1997


PART I                                                                            PAGE
       Item 1. Business                                                             2
       Item 2. Properties                                                          12
       Item 3. Legal Proceedings                                                   13
       Item 4. Submission of Matters to a Vote of Security Holders                 13


PART II

       Item 5. Market for the Registrants'                                         14
               Common Stock and Related Stockholder Matters
       Item 6. Selected Financial Data                                             15
       Item 7. Management's Discussion and
               Analysis of Financial Condition and Results of Operations           16
       Item 7a.Quantitative and Qualitative Disclosures about market Risk          21
       Item 8. Financial Statements and Supplementary Data                         21
       Item 9. Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures                                           44

PART III

       Item 10.Directors and Executive Officers of the Registrant                  44
       Item 11.Executive Compensation                                              44
       Item 12.Security Ownership of Certain Beneficial Owners and Management      44
       Item 13.Certain Transactions                                                44

PART IV

       Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K     44

                                    PART I

ITEM 1.  BUSINESS

 THE COMPANY

         Schawk, Inc. ("Schawk" or the "Company") has one current operating business segment, the Imaging and Information Technologies Group (the "Imaging Group"). Prior to February 7, 1997, the Company also operated a second segment, the Plastics Business Segment (the "Discontinued Operations"). The Company is incorporated under the laws of the State of Delaware.

                                   BUSINESS

GENERAL

         The Company is a leading provider of digital imaging prepress services for the consumer products industry in the United States and Canada. The Company's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as digital photography, art production and various related outsourcing services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted over 70% net sales during 1997, 1996 and 1995. The balance of the Company's business consists of the production of similar services for point-of-sale, advertising and direct mail.

         The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times. The Company's ability to provide high quality, customized prepress services quickly makes it a valued player in new product introduction and promotional activity.

         The Company maintains both digital and analog data archives of product package layouts and designs as a value-added service which improves the Company's efficiency in accommodating clients' rapidly changing packaging design modifications and product line extensions. By continuing to provide such high-end, value-added services, the Company commands a significant share of the market for prepress services for the food and beverage industry, which uniquely positions it to benefit from positive industry trends.

         The Company believes that its clients have increasingly chosen to outsource their prepress needs to the Company because of its: (i) high quality customized imaging capabilities; (ii) rapid turnaround and delivery times;
(iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States and Canada; (iv) digital imaging asset management; (v) art production; and (vi) ability to service its clients' global prepress requirements through the Company's North American facilities and international alliance partners.

PREPRESS SERVICES INDUSTRY

         "Prepress services" are the tasks involved in preparing images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional materials. Packaging for consumer products encompasses folding cartons, boxes, trays, cans, containers, packaging labels and wrap. While prepress work represents a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of prepress work.

         Prepress services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production design, digital photography, retouching, color separation and other platemaking services, for use in lithography, flexography and gravure. "Color separation" refers to preparing color images, text and layout for the printing process. Prepress services such as color separation work have traditionally been performed by skilled craftspersons almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, prepress firms such as the Company have become increasingly computerized, relying instead on digital imaging, in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of media, including tape, floppy disk and CD-ROM.

         The prepress industry in North America has over 1,300 market participants, principally independent color separators, such as the Company, converters, printers and consumer products companies that perform these services in-house. The majority of prepress providers specialize in high volume, commodity-oriented publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company's target market, however, is the consumer products industry. The North American market for prepress services to the consumer products industry is estimated by the Company to range from $1.0 billion to $1.3 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products prepress industry is highly fragmented with hundreds of market participants, only a small number of which have annual revenues exceeding $50.0 million. The Company believes that the number of participants in the North American prepress market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

         The rapid development of lower-cost, faster desktop publishing software systems has increased the potential for competition in the prepress industry by lowering barriers to entry relating to equipment costs. However, this development has also resulted in the proliferation of software systems, many of which have created training issues. Frequent changes in software necessitates continuous training and education and investment in faster equipment. It has also created the demand from clients for increasingly faster turnaround and delivery times. As technology advances in the imaging industry, speed has become and continues to be a significant differentiator between the Company and its competition.

         The Company focuses primarily on the food and beverage segment of the consumer products industry, where packaging requirements are more complex and demanding due to variations in packaging materials, shapes and sizes, custom colors, varying storage conditions and marketing enhancements. Product extensions and frequent packaging redesigns have resulted in an increasing volume of color separation and related work in the consumer products industry and in particular for the food and beverage segment. Additional industry trends include: (i) the shorter turnaround and delivery time requirements from the creative design phase to final distribution of the packaged product; (ii) an increasing number of SKUs competing for shelf space and market share; (iii) the increasing importance of package appearance and promotions due to demonstrated point-of-sale consumer purchasing behavior; and (iv) the increasing requirements for worldwide quality and consistency in packaging as companies attempt to build global brand name recognition.

THE COMPANY'S GROWTH STRATEGY

         The Company's primary goal is to enhance its leadership positions in the prepress imaging market for the consumer products industry. Key aspects of the Company's business strategy to achieve this goal include the following:

         - Growth Through Acquisitions and Start-up Operations. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million. In its 44-year business history, the Company has integrated more than 25 prepress and imaging businesses into its operations while streamlining overhead and improving margins. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. These managers of acquired businesses receive performance incentives to continue to profitably grow the business.

                 The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions and established client lists and/or new technologies. Schawk believes that an emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its service offerings and provide single source prepress and imaging and image database services.

                 The Company believes it has greater versatility in meeting the various requirements of its clients than smaller, less integrated competitors lacking technical expertise, and that this versatility will result in greater opportunities for internal growth as well as enhancing the Company's image as an attractive purchaser for potential consolidation candidates. Schawk believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which it operates, particularly in the packaging and image database management markets. The Company expects to strengthen its market position by applying its management and operational philosophies and practices, which have been successful in its graphic arts businesses, to newly acquired businesses.

                 The Company also has been successful in establishing start-up operations in response to client and market requirements. Schawk intends to continue this strategy as opportunities warrant. See "--Acquisitions and Start-up Operations."

         - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their prepress staffs and total number of suppliers. The Company's on-site strategy developed as clients outsourced imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort as clients increasingly require on-site service. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of prepress services. As clients continue to cut their staffing levels, they are expanding the number of services required of their prepress suppliers. As a result, fewer of the Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue. The following is a partial listing of the Company's on-site locations:

                                        Brachs & Brock Confections, Inc.
                                        Campbell Soup Company
                                        International Home Foods
                                        The Keebler Company
                                        Nabisco Foods Group
                                        Pepsico, Inc.
                                        Pillsbury, Inc.
                                        The Quaker Oats Company
                                        Stouffer Foods Corporation

                 The Company has also expanded its imaging operations in Cincinnati, Ohio. The Company is currently on-site in a client location in Cincinnati and believes that by locating a facility there, turnaround and delivery time for its existing clients and access to new client relationships will be strongly enhanced. The Company has also formed a start-up operation for a client located in Queretaro, Mexico (near Mexico City).

         - Exploitation of Technology Advancements. The Company is dedicated to keeping abreast of and initiating technological process developments in its industry. To build upon its leadership position, the Company actively evaluates systems and software products of various computer and software manufacturers and also independently develops software for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality prepress services. The Company concentrates its efforts on understanding the systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements.

MANAGEMENT PHILOSOPHY

         The Company believes that by adhering to its management philosophy, the Company has gained in market share and improved margin performance in its core business. The Company's management philosophy incorporates the following key concepts:

         Total Quality Management. A cornerstone of the Company's management philosophy is its emphasis on high quality. The Company is committed to the principles of "Total Quality Management" ("TQM") and stresses to all employees, regardless of level, the importance of striving to meet or exceed client expectations. Historically, the Company has been committed to employee training and technological improvements to achieve this level of performance. Through the Company's application of TQM, employees have adopted the necessary commitment to client service that is essential to quick turnaround and consistent delivery of high quality services and products. Such increased quality results in decreased costs to clients and the Company in the long run. The Company views itself as a service provider to its clients. Understanding the needs of its clients and customizing its services and products is part of the TQM process that has helped the Company differentiate itself from the competition. Consequently, the Company makes the necessary investments to ensure that these services continue to meet the highest quality standards and needs of its clients.

         Client Service. Another key component of the Company's management philosophy has been its commitment to client service. The Company believes that this commitment has contributed to the confidence and loyalty its clients have shown. Because of the increasingly competitive markets faced by its clients, the Company must be flexible enough to modify its operations in order to meet the specialized needs of its clients. The Company's emphasis on on-site client representatives and operations addresses this requirement and has further solidified existing client relationships.

         Employee Training and Investment in Equipment. The Company believes that its most valuable assets are its employees because its ability to provide clients with high quality services and products depends upon their dedication and expertise. The Company provides extensive and continuous training to keep its employees abreast of the latest technological developments and the particular needs of its clients. Providing its employees with the latest equipment, software and training are fundamental to the Company's philosophy.

         Technical Expertise. The Company is able to provide its clients with high quality services and products and quick response time because of its efficient utilization of state-of-the-art equipment software, digital server, storage technology and telecommunication systems. As part of its commitment to maintain its technological expertise, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs. The Company acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991 the Company established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group continues to be recognized for its efforts and has been invited to lecture at numerous national and international symposiums and conferences.

SERVICES

         The Company offers comprehensive, high quality prepress services. The Company's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as art production and various related outsourcing services.

         The Company interfaces between consumer products manufacturers and the creative designers and converters used by those businesses to produce packaging, such as folding cartons, boxes, trays, cans, containers, packaging labels and wrap and related point-of-sale and promotional materials. The Company's services consist principally of the electronic and digital production of art design, color separations and color proofs to client and converter specifications and imaging asset management. These services are an intermediate step between creative artwork and the actual printing of graphic materials. The production of color separations requires well-trained and highly skilled technicians applying various digital and analog image manipulation, assembly and color management techniques in order to preserve the integrity of the original image when translated into print and to ensure consistency of the printed materials.

         The Company specializes in prepress services relating to the packaging and promotional needs of clients in the consumer products industry, particularly Fortune 1000 clients who need to ensure worldwide quality and consistency in the packaging and related imagery of their products. Consumer products have no consistent size, shape, color or packaging material. To achieve its clients' varying requirements, the Company functions as a network of custom job shops taking advantage of its size for technical expertise while being able to respond quickly to the increasingly global needs of particular clients.

         Image quality and consistency and ever-shortening response and delivery times are becoming increasingly important to consumer products manufacturers as packaging assumes a greater role in promotion. While prepress work represents a relatively small percentage of overall packaging costs, the visual impact and effectiveness of product packaging is largely dependent upon the quality of the prepress work.

         The Company's clients typically outsource their prepress requirements and assign the Company the responsibility of interfacing with the clients' designated graphic designers, who design the packaging and the converters or printers who print and produce the packaging and related materials. The Company competes on the basis of offering its multi-national client base: (i) high quality customized imaging; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States and Canada; (iv) digital imaging asset management; (v) art production; and (vi) the ability to service its clients' global prepress requirements through the Company's North American facilities and international alliance partners.

         As technology has created opportunities for quicker production turnarounds and deliveries, most of the Company's Fortune 1000 consumer products clients have capitalized on the opportunity to modify their packaging more frequently in order to customize their promotional activities on a regional, seasonal or sporting event basis. This activity has greatly increased the importance of maintaining the integrity of the digital and analog image design and text data for each package variation.

         With its expansion into electronic art production design, the Company is utilizing its technical expertise to serve clients' requirements in a variety of outsourcing services including image database archiving, telecommunication and trafficking. The Company has the capacity to archive and manage past, current and future package design data and, accordingly, serves as a quick access library of accurate file data for its clients. The Company is continuously updating and improving its imaging database management system, called PaRTsTM (Packaging and Resource Tracking system). The Company believes that PaRTsTM enhances a client's ability to manage its imaging assets more efficiently and with reduced time commitments. When compared to other database management systems available in the market place, the Company believes that PaRTsTM contributes to the Company's ability to meet its clients' quick turnaround and delivery times and quality standards.

         The Company has also developed a customized client electronic communication system called CLICkTM (Client Linked Information Centers) for its authorized clients, designated converters and other authorized personnel. Compatible with all major platforms and operating systems, CLICkTM allows clients to efficiently communicate with the Company and others on the system using telephone lines and/or the Internet.

         Given the increased computerization of the prepress services industry, highly trained technicians are essential to the quality of the end product. Requirements of turnaround speed without a reduction in quality are increasing as clients strive for differentiation and customization of their products and brands. Schawk has met these requirements by continuously reinvesting in technology, training its personnel and establishing numerous satellite on-site operations to complement its main operating facilities.

         To capitalize on market trends, management believes that the Company must continue to be able to provide clients the ability to make numerous changes and enhancements with shorter turnaround times than ever before. Accordingly, over the past two years the Company has focused its efforts on improving its response times and continues to invest in rapidly emerging technology and the continuing education of its employees. The Company also educates clients on the opportunities and complexities of state-of-the-art equipment and software. The Company believes that its ability to provide quick turnaround and delivery times, dependability and value-added training and education programs will continue to give it a competitive advantage in serving clients who require high volume, high quality product imagery.

         The Company's services are distinguished by its ability to complete prepress services for packaging designs in increasingly short time frames and with high standards of quality. In order to satisfy client requirements, the Company is frequently required to provide services in as little as 24 hours. The following core competencies of the Company are described in more detail below:

         - Technical Expertise. The Company places an emphasis on investment in state-of-the-art systems and equipment and the need for continual training and development of its employees through programs offered at the Company-owned training center and operating facilities and on-site at client locations. The Company has had success in elevating its employees' competency and its clients' standards to levels requiring the superior technical expertise and capabilities that distinguish the Company's services.

         - On-Site Personnel. The Company has placed over 60 employees on-site at or near 23 client locations in an effort to further integrate its prepress services directly with the client operations. This facilitates faster turnaround and delivery times and fosters stronger client relationships.

         - Strong Relationships with Converters and Printers. As each clients elects its own converter(s) and/or printer(s) the Company coordinates extensively with the converter to ensure uniformity in color and appearance of the printed product packages. Each client generally selects its printing services on a bid basis. By using the Company as its imaging specialist, the print/read imagery information is not captive at any one printer or converter. This affords each client consistent image replication at any printing site because the Company can supply any printer or converter with film customized for its printing press. Additionally, this allows the client to reproduce its image consistently across many printing sources and it also provides the client with information as to location and cost of its press runs.

                 Over the course of its 44-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada and, as a result, has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

         - Imaging Asset Management. The Company maintains and manages a database for its clients' images and package designs. Once an image is in the Company's database, the client can make frequent regional, seasonal or event-related adjustments to the file image prior to printing. The Company's ability to quickly manipulate digital images enables its clients to deliver their products to the market faster. The Company's capabilities also allow it to send an image for output and printing virtually anywhere in the world. As more and more multi-national consumer products companies strengthen their international packaging quality control to reflect their global brand image, they are requiring a more consistent worldwide image. In response to this trend, the Company is playing an increasing role in ensuring that its clients' images are satisfactory both domestically and internationally.

ACQUISITIONS AND START-UP OPERATIONS

         The Company has acquired and integrated more than 25 prepress and imaging businesses into its operations since the business was founded in 1953. Throughout its history, the Company has successfully identified acquisition candidates that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management. The Company favors businesses with management teams that will continue to operate the businesses as autonomous units. The Company has also commenced a number of start-up operations over the years when client servicing requirements or market conditions warranted.

         During 1996, the Company made three acquisitions: Converterscan, StanMont, Inc., and Stebbins Photography. Converterscan, previously based in Stamford, Connecticut, and Atlanta, Georgia, has expertise in digital imaging and a strong client base. Its two operating facilities and production and sales organization have been consolidated with the Company's LSI/Atlanta operation in Georgia. StanMont, Inc. is based in Montreal, Quebec and has five operating entities or divisions: CyberImages (Toronto), Batten Graphics (Toronto), PrinterNet (Toronto), Fishbowl Productions (Toronto) and XZact (Montreal) which will continue as freestanding facilities. StanMont has a Canadian presence with a strong client base as well as operations with which to serve the imaging needs of Schawk's consumer products clients in Canada. StanMont and Batten Graphics/CyberImages currently have significant relationships with advertising and catalog clients, and offer further growth opportunities in the packaging market. Stebbins Photography is a digital photography studio in Minneapolis, Minnesota. Stebbins Photography has a strong reputation in the emerging digital photography area. The Converterscan, StanMont and Stebbins acquisitions were made to expand the client base, enhance the Company's technical capabilities and services and increase its geographic presence with its multi-national client base.

         On March 2, 1998, the Company completed the acquisition of S&M Rotogravure Service, Inc. ("S&M"). S&M, located in suburban, Milwaukee, Wisconsin, specializes in products and services for the packaging segment of the imaging industry. S&M, which services a number of Fortune 500 companies, had 1997 revenues in excess of $6 million.

         The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions and established client lists and/or new technologies. The Company believes that emphasis on complementary acquisitions of businesses serving targeted markets will allow it to broaden its product offerings and provide its clients with a single source for imaging and image database services. The Company will also continue to analyze and investigate start-up operations on an ongoing basis.

RESEARCH AND DEVELOPMENT

         The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality prepress services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements. PaRTs(TM) and CLICk(TM) are examples of the Company's commitment to systems development.

         As an integral part of its commitment to research and development, the Company has established the Schawk Technical Advisory Board for the purpose of researching and evaluating new technologies in the graphic arts and telecommunications industries. The Advisory Board meets formally, at least quarterly, to review new equipment and programs, then disseminates the information to the entire Company and to clients wherever appropriate.

MARKETING AND DISTRIBUTION

         The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 92 direct salespersons and 118 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and direct mail. The Company has adopted a team approach to marketing, reflective of its TQM philosophy. Both the Company's salespersons and the Company's client service technicians share responsibility for marketing the Company's offerings to existing and potential clients, thereby fostering long-term institutional relationships with its clients.

         In addition to its operations in the United States and Canada, the Company considers its start-up prepress and imaging operation in Mexico and alliance agreements with servicing partners in Europe, the Far East and Australia unique and increasingly important aspects of its marketing and distribution capabilities.

CLIENTS

         The Company's clients consist of direct purchasers of color separations, including end-use consumer products manufacturers and direct mailers, converters and advertising agencies. Many of the Company's clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled the Company to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of the Company's services and have worked closely with the Company to reduce the converters' required lead time, thereby lowering their costs. End-use clients often select and utilize the Company to ensure better control of their packaging or other needs and depend upon the Company to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. The Company has established 23 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop its on-site services to its client base.

         Many of the Company's clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases), prompting such manufacturers to redesign their packages more frequently. This has resulted in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company's business. In addition, consumer products manufacturers have a tendency to single-source their prepress work with respect to a particular product line, so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 1997, no single client accounted for more than 7% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 36% of net sales.

COMPETITION

         The Company's competition comes from three sources: other independent color separators; converters and printers that have prepress service capabilities; and consumer products companies who are able to use developing technologies to execute these services in-house.

         Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Company believes that only two firms, Wace Group U.S.A., a subsidiary of Wace P.L.C., and Southern Graphics, a subsidiary of Reynolds Metals, compete with Schawk on a national basis. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.

         Some converters with prepress service capabilities compete with the Company by performing such services in connection with printing work. Independent color separators such as the Company, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize the services of the Company because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on prepress technology.

         In the past, the Company has faced competition from clients who have sought to reduce costs by performing color separation services in-house. However, as requirements of speed continue to be critical, along with the recognition of the importance of focusing on their core competencies, clients have increasingly recognized that the Company provides services at a rate and cost that makes outsourcing more cost effective and efficient.

PURCHASING AND RAW MATERIALS

         The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. Materials and supplies account for only a small portion of the Company's cost of production, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its suppliers.

INTELLECTUAL PROPERTY

         The Company owns no significant patents. The trademarks "Schawk," "Clockface and Creole," "CLICk" and "PaRTs" and the trade names "Amber Design," "Color Data East," "Schawkgraphics," "Schawk Client Services Group," "Schawk Prep," "Lincoln Graphics," "Litho Colorplate," "LSI/Atlanta," "LSI/Kala," "Process Color Plate," "Total Reproductions," "Weston Engraving," "The Palm Group," "Stebbins Photography," "Blue Barrel," "StanMont," "PrinterNet," "CyberImages," "Batten Graphics," "Fishbowl" and "XZact" are the most significant trademarks and trade names used by the Company.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 890 full-time employees. Of this number, approximately 36% are production employees represented by local units of the Graphic Arts International Union and by local units of the Toronto Typographical Union. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiation. One is subject to renegotiation in 1998 and three are subject to renegotiation during 1999-2000. The Company considers its relationships with its employees and unions to be good.

BACKLOG

         The Company does not have or keep backlog figures as projects or orders are generally in and out of the facilities within five to seven days. Generally, the Company does not have contracts with its clients, but maintains client relationships by delivering timely prepress services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

DISCONTINUED OPERATIONS

         In 1992, Schawk acquired controlling interest in Filtertek, Inc. ("Filtertek"), a New York Stock Exchange listed company. Effective December 30, 1994, the corporation previously known as Schawk, Inc. ("Old Schawk") and certain affiliated corporations (collectively with Old Schawk, the "Old Schawk Companies") were merged into Filtertek in a transaction accounted for as a purchase transaction (the "Merger"). The surviving corporation in the Merger was Filtertek, which then changed its name to Schawk, Inc.; however, under applicable accounting rules the historical financial statements of the Old Schawk Companies, rather than the Filtertek statements, are treated as the financial statements of the Company. The Plastics Business Segment was comprised primarily of what had been the business of Filtertek prior to the Merger, and the Imaging Group is comprised primarily of what had been the business of the Old Schawk Companies.

         During 1996, the Company adopted a plan to discontinue the operation of its Plastics Business Segment. The Company concluded that its managerial and financial resources could be more productively invested in the Company's primary competency, imaging technologies.

         On December 19, 1996, the Company announced the sale of the remaining Plastics Business Segment to the ESCO Electronics Corporation of St. Louis, Missouri. This sale transaction closed on February 7, 1997. As a result of the February 7, 1997 sale, the Company recorded a fourth quarter 1996 charge of $33 million ($1.67 loss per share) to write-down assets to estimated net realizable value and provide for income taxes and other costs of disposing of this business. The financial information with respect to discontinued operations is presented in Note 15 to the Consolidated Financial Statements.

         Plastic Molded Concepts (PMC) of Eagle, Wisconsin was sold on May 1, 1996, to a management buyout group.

         As a result of the sale of the entire Plastics Business Segment in 1996, the Company has now strategically focused in one product segment, imaging and information technologies.

ITEM 2.  PROPERTIES

FACILITIES

     The Company owns or leases the following office and operating facilities:


                                                                      LEASE
                             SQUARE   OWNED/                        EXPIRATION
       LOCATION               FEET    LEASED        PURPOSE            DATE               DIVISION
-----------------------     -------  -------  ------------------  ------------        ----------------
                          (APPROXIMATE)

Armonk, New York            10,000   Leased   General Offices,       Month to          Color Data East
                                              Operating Facility     month

Carmel, Indiana                782   Leased   Sales and Service      October 1998      Weston Engraving
                                              Office                                   Company, Inc.

Cherry Hill, New Jersey     35,000   Owned    General Offices,       N/A               Lincoln Graphics
                                              Operating Facility

Chicago, Illinois           42,000   Leased   General Offices,       June 2002         Process Color Plate Co.
                                              Operating Facility

Cincinnati, Ohio             4,754   Leased   Client Services        October 2000      Schawk Cincinnati

Covington, Kentucky            200   Leased   Sales Offices          Month to month    LSI/Kala

Rosemont, Illinois           3,500   Leased   Warehouse              March 1998        Corporate

Des Plaines, Illinois       20,000   Owned    Executive Offices      N/A               Corporate

Des Plaines, Illinois       60,000   Leased   General Offices,       N/A               Schawkgraphics
                                              Operating Facility

Hackettstown, New Jersey     3,000   Leased   General Offices,       December 2000     Amber Design
                                              Operating Facility                       Associates

Kalamazoo, Michigan         67,000   Owned    General Offices,       N/A               LSI/Kala
                                              Operating Facility

Minneapolis, Minnesota      31,000   Owned    General Offices,       N/A               Weston Engraving
                                              Operating Facility                       Company, Inc.
                                                                                       Litho Colorplate, Inc.
                                                                                       The Palm Group
                                                                                       Stebbins Photography

Montreal, Quebec, Canada     5,000   Leased   General Offices,       September 2004    StanMont, Inc.
                                              Operating Facility

Montreal, Quebec, Canada    30,000   Owned    General Offices,       N/A               StanMont, Inc.
                                              Operating Facility                       XZact

Roseville, Minnesota        16,000   Leased   General Offices,       May 1997          Dimension Imaging
                                              Operating Facility

Smyrna, Georgia                 20,000    Leased    General Offices,       October 1998     LSI/Atlanta
                                                    Operating Facility                      Converterscan

Toronto, Ontario, Canada        30,000    Leased    General Offices,       December 2004    Batten Graphics
                                                    Operating Facility                      CyberImages
                                                                                            Fishbowl
                                                                                            PrinterNet


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

     As a part of the final settlement of certain stockholders' litigation against the Company and its directors relating to the Merger, Clarence W. Schawk and David A. Schawk transferred 159,521 shares of Class A Common Stock to a settlement fund for the benefit of settlement class members. The shares are subject to a put agreement whereby the class members may require the Company to purchase the shares at a price ranging from $7.00 to $9.50 per share. The actual price depends upon the time of exercise over the exercise period which begins on the final settlement date and ends on the later of the second anniversary of the final court approval of the settlement agreement (which occurred on May 21, 1997) or 180 days after the shares are distributed to class members (which is not anticipated to occur prior to May 1, 1998).


     The settlement involves no expenditure or payment by Schawk other than the $80,000 for expenses and possible contingent expenditures by Schawk in respect to any stock buybacks. There also is no issuance of capital stock by Schawk, however, current accounting rules and SEC regulations require Schawk to take a nonoperating charge in connection with this settlement in the amount of approximately $1.4 million. This amount is included in the discontinued operations charge taken by Schawk during 1996, in connection with the sale by Schawk of its Plastics Group.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders for the three months ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION
QUARTERLY FINANCIAL DATA


                                                    (In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                              March 31,  June 30,  September 30,   December 31,   March 31,   June 30,   September 30,  December 31,
                                1996      1996        1996            1996          1997       1997          1997           1997
------------------------------------------------------------------------------------------------------------------------------------
Net sales (a)                  $19,280    $21,629     $22,972       $26,882        $26,192      $29,397      $29,568       $30,896
Cost of sales (a)               11,453     11,900      13,045        14,755         15,163       16,167       16,523        17,391
                               -----------------------------------------------------------------------------------------------------
Gross Profit                     7,827      9,729       9,927        12,127         11,029       13,230       13,045        13,505

Income from continuing
  operations                     1,001      1,510       1,644         1,371          1,890        3,017        3,312         3,930
Net income (loss) (b)            1,588      2,211       2,221       (31,004)         1,890        3,017        3,312         3,930
Earnings per share from
  continuing operations
  Basic                           0.04       0.06        0.07          0.05           0.08         0.14         0.15          0.18
  Diluted                         0.04       0.06        0.07          0.05           0.08         0.14         0.15          0.18
Earnings per share
  Basic                           0.07       0.10        0.10         (1.58)          0.08         0.14         0.15          0.18
  Diluted                         0.07       0.10        0.10         (1.58)          0.08         0.14         0.15          0.18

(a) On February 7, 1997, the Company sold the plastics business segment for $93,485 plus working capital adjustments. Sales and cost of sales have been restated to exclude the plastics segment.

(b) A charge of $33,000 was taken in the fourth quarter of 1996 related to the sale of the plastics business segment and the related settlement of shareholder litigation. Also included is a charge of $1,050 for the write-off of obsolete equipment ($630 after taxes).


DIVIDENDS DECLARED
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Per Class A Common Share
Quarter Ended:                                                     1997          1996
------------------------------------------------------------------------------------------------------------------------------------
March 31                                                          $0.065        $0.065
June 30                                                            0.065         0.065
September 30                                                       0.065         0.065
December 31                                                        0.065         0.065
                                                                  ------        ------
    Total                                                         $0.260        $0.260
                                                                  ======        ======


STOCK PRICES
------------------------------------------------------------------------------------------------------------------------------------
Quarter Ended:                                                   1997 High/Low       1996 High/Low
------------------------------------------------------------------------------------------------------------------------------------
March 31                                                    $      9  -  7 5/8     $9 3/8  -  6 3/4
June 30                                                        9 1/8  -  7 3/4      9 1/4  -  7 5/8
September 30                                                 11 7/16  -  8          8 3/4  -  7 1/8
December 31                                                   12 5/8  - 10 3/8      8 7/8  -  6 5/8


The Registrant's stock is listed on the NYSE. The Registrant has approximately 2,500 stockholders as of March 12, 1998.

ITEM 6.  SELECTED FINANCIAL DATA


Year Ended December 31,                          1997        1996         1995         1994 Pro     1994        1993
(In Thousands, Except Per Share Amounts)       Historical  Historical    Historical    Forma (c)  Historical  Historical
                                              ----------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT
INFORMATION (A)
  Net Sales                                    $116,053    $ 90,763     $ 87,204       $103,889    $103,889    $ 95,809
  Operating Income                               19,865      13,373       11,022         22,689      20,309      16,276
  Income From Continuing Operations Before
    Income Taxes                                 20,446       9,056        7,243         18,372      15,991      12,680
  Income Taxes                                    8,297       3,530          945 (b)      6,944       3,722 (d)     601
  Income From Continuing Operations              12,149       5,526        6,298         11,428      12,269      12,079
  Income From Continuing Operations Per
    Common Share (f)
    Basic                                      $   0.56    $   0.22     $   0.26             --          --          --
    Diluted                                        0.55        0.22         0.26             --          --          --

PRO FORMA INFORMATION
(CONTINUING OPERATIONS)
  Pro Forma Income Taxes (e)                         --          --           --             --       6,396       5,072
  Pro Forma Net Income Adjusted Only for
    Income Taxes (e)                                 --          --           --             --       9,595       7,608
  Pro Forma Net Income Per Share From
    Continuing Operations                            --          --           --       $   0.51          --          --

CONSOLIDATED BALANCE SHEET
INFORMATION (G)
  Working Capital                              $ 26,283    $ 21,881     $ 26,875             --    $ 25,753    $ 30,049
  Total Assets                                  126,923     160,840      184,463             --     193,925     180,193
  Long-Term Debt, Capital Lease Obligations
    and Redeemable Preferred Stock               44,854      67,785       75,582             --      81,090      83,271
  Stockholders' Equity                           55,908      48,926       76,429             --      75,590      51,119

OTHER  DATA
  Cash Dividends per Common Share (f)          $   0.26    $   0.26     $   0.26             --          --          --
  Depreciation and Amortization (g)               6,949      15,435       16,219             --    $ 14,866    $ 15,336
  Capital Expenditures (g)                        7,148      16,823       11,027             --      13,882      19,066

(a) On February 7, 1997, the Company sold the plastics business segment for $93,485 plus working capital adjustments. The consolidated income statement information has been restated to exclude discontinued operations.

(b) Income taxes in 1995 includes a credit of $1,632 for net operating loss carryforwards not previously recorded.

(c) Pro forma net income for 1994 includes adjustments for the merger, purchase accounting and income taxes, related to the merger with Filtertek in December 1994.

(d) Includes a one-time deferred tax charge of $3,000 for the termination of S Corporation tax election.

(e) The Company was taxed as an S Corporation for 1993-1994. Pro forma information is presented to reflect income tax expense at a normal corporate rate for those years.

(f) Because of the limited number of stockholders prior to the Merger on December 30, 1994, dividends per share and income per share data is not meaningful and has not been presented for 1994 and prior.

(g)  Includes data from the discontinued Plastics Group from 1993-1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing, and the Company's exploitation of technological advancements in the imaging industry, are not statements of historical fact and are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the ability of the Company to implement its growth strategy, to identify and exploit industry trends and to exploit technological advances in the imaging industry.


GENERAL

     In 1992, the company previously known as Schawk, Inc. ("Old Schawk") and affiliated companies controlled by the Schawk Family (such companies collectively referred to with Old Schawk as the "Old Schawk Companies") acquired a controlling interest in Filtertek, Inc., a New York Stock Exchange listed company ("Filtertek"). Effective December 30, 1994, the Old Schawk Companies were merged into Filtertek (the "Merger") in a transaction accounted for as a purchase transaction. The surviving corporation in the Merger was Filtertek, which then changed its name to Schawk, Inc.; however, under applicable accounting rules the historical financial statements of the Old Schawk Companies, rather than the Filtertek statements, are treated as the financial statements of the Company. The Filtertek business and certain related plastics businesses constituted what had been the Plastics Business Segment of the Company prior to the Merger.

     During 1996, the Company adopted a plan to discontinue the operation of its Plastics Business Segment. The Company concluded that its managerial and financial resources could be more productively invested in the Company's primary competency, prepress and digital imaging services. Plastic Molded Concepts, a division of the Plastics Business Segment located in Eagle, Wisconsin, was sold on May 1, 1996, to a management buyout group. On December 19, 1996, the Company announced the sale of the remaining Plastics Business Segment to ESCO Electronics Corporation. This sale transaction closed on February 7, 1997. As a result of the February 7, 1997 sale, the Company recorded a 1996 fourth quarter charge of $33.0 million ($1.67 loss per share) to write-down assets of the Plastics Business Segment to estimated net realizable value and provide for income taxes and other costs of disposing of this business. The financial information with respect to discontinued operations is presented in Note 15 to the Consolidated Financial Statements.

     As a result of the sale of the entire Plastics Business Segment in 1996, the Company, comprised primarily of what had been the business of the Old Schawk Companies, is now strategically focused on its prepress and digital imaging business. Accordingly, the Company has restated its financial statements to reflect discontinued operations accounting treatment with respect to the Plastics Business Segment. Sales, cost of sales and operating income for all years presented reflect the actual financial information for the continuing operations only of the Company's prepress and digital imaging business and may be used as a basis of comparison with the 1997 consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in the Company's consolidated income statement for continuing operations:


                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                        1995      1996      1997
                                      ------------------------------
Net sales                               100.0%    100.0%    100.0%
Cost of sales                            58.6      56.4      56.2
Gross profit                             41.4      43.6      43.8
Selling, general and administrative      28.8      27.8      26.7
Write-off of equipment                     --       1.1        --
Operating income                         12.6      14.7      17.1
Income from continuing operations
before income taxes                       8.3      10.0      17.6
Income from continuing operations         7.2       6.1      10.5
Net income (loss)                         8.0%    (27.5)%    10.5%

1997 COMPARED TO 1996

     Net Sales. Net sales from continuing operations for 1997 increased 27.9% to $116.1 million from $90.8 million for 1996. The increase in net sales is attributable to internal revenue growth of approximately 14.8% and revenue growth from acquisitions of approximately 13.1%. The internal growth was due to increased demands related to promotional activities by clients, the continued trend by our clients toward consolidating suppliers which has resulted in additional business for Schawk, and new customers won through marketing efforts.

     Operating Income. Operating income increased 48.5% to $19.9 million in 1997 from $13.4 million in 1996 due to increased sales volume and increased operating efficiency (a 37.7% increase including the write off of obsolete equipment of 1,050 in 1996). Additionally, cost of sales for 1997 decreased as a percent of net sales to 56.2% from 56.4% of net sales for 1996 due to increased sales volume and improved operating efficiency. Selling, general and administrative expenses increased $5.7 million or 22.9% but decreased as a percent of net sales from 27.8% to 26.7% as the Company was able to leverage the increased sales volume against its cost structure.

     Income From Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for 1997 increased 125.8% to $20.4 million, from $9.1 million in 1996. The pretax income margin for 1997 was 17.6% versus 10.0% for 1996. The improvement in pretax income during 1997 was due to the increased sales volume, greater operating efficiencies and the application of the proceeds of the sale of the Plastics Business Segment. The Company experienced growth in interest income during 1997 to $3.0 million from $0.3 million for 1996 due to an increase in invested balances relating to the receipt of proceeds from the sale of the Plastics Business Segment. Additionally, interest expense decreased for 1997 to $3.7 million from $4.7 million in 1996 as a result of lower overall borrowings due to the retirement or cancellation of certain of the Company's indebtedness with proceeds from the sale of the Plastics Business Segment. Other income of $1.3 million for 1997 is primarily due to gain on the sale of investments as the Company liquidated a portion of the equity portfolio acquired with proceeds of the sale of the Plastics Business Segment and received a year end capital gain distribution from the equity fund investment.

     Income From Continuing Operations. Income from continuing operations increased 119.9% to $12.1 million for 1997 versus $5.5 for 1996 for the reasons previously discussed. The provision for income taxes was 40.6% of pre-tax income for 1997 and 39.0% in 1996.

     Net Income. Net income increased to $12.1 million for 1997 from a loss of $25.0 million for 1996, which included a $30.5 million loss from the Plastics Business Segment.

1996 COMPARED TO 1995

     Net Sales. Sales for 1996 were $90.8 million, up 4.1% over 1995 sales of $87.2 million. Sales increased primarily as a result of the acquisition of Converterscan of Stamford, Connecticut and Atlanta, Georgia (August 1996) and StanMont Inc. of Montreal, Quebec and Toronto, Ontario (September 1996). These acquisitions were included in the Company's results during the third quarter and increased sales in the fourth quarter of 1996 by 32% from $20.3 million in sales during the fourth quarter of 1995 to $26.9 million for the comparable quarter of 1996.

     Internal growth, which was negative during the first six months of 1996, increased in the last half of 1996 as new projects and promotions came on stream with the Company's pre-existing consumer products clients.

     Operating Income. Operating income for 1996 was $13.4 million, a gain of 21.3% as compared to 1995 operating income of $11.0 million. The operating margin in 1996 of 14.7% increased over 1995 operating margin of 12.6%. The operating gain was due to improved operating efficiencies in the Company's plants as capacity utilization on new and existing electronic equipment improved and the Company was able to hold selling, general and administrative costs flat when compared with 1995.

     Additionally, the Company made a decision to write off approximately $1.1 million of obsolete electronic equipment that was taken out of service in several plants due to newer, more efficient equipment going on-line. Without the write-off, operating income would have been $14.4 million in 1996, a gain of 30.9% over 1995 operating income of $11.0 million. The operating margin comparison without the write-off for obsolete equipment for 1996 would have been 15.9% versus 1995 operating margin of 12.6%.

     Income from Continuing Operations Before Income Taxes. Income from continuing operations before income taxes for 1996 was $9.1 million, a gain of 25.0% over 1995 income of $7.2 million. This is a pretax income margin for 1996 of 10% versus the 1995 pretax income margin of 8.3%. Interest expense in 1996 was 8.2% higher than 1995, increasing from $4.3 million in 1995 to $4.7 million in 1996 due to increased borrowings from acquisition-related debt. Without the write-off of obsolete equipment of approximately $1.1 million, pretax income for 1996 would have been $10.1 million, a gain of 39.5% over 1995 pretax income of $7.2 million. The pretax margin without the write-off for obsolete equipment for 1996 would have been 11.1% as compared to 1995 margin of 8.3%.

     Income from Continuing Operations. Income from continuing operations for 1996 was $5.5 million as compared to $6.3 million in 1995. Excluding the write-off of obsolete equipment in 1996, income from continuing operations would have been $6.6 million, an increase of 4.4% compared to 1995 income of $6.3 million. Excluding the write-off of equipment in 1996 and the benefit of net operating loss carryforwards in 1995, income from continuing operations in 1996 would have been $6.6 million, an increase of 40.9%, compared to 1995 income of $4.7 million.

     Net Income (Loss). Net loss for 1996 of $25.0 million contains a $33.0 million loss ($1.67 loss per share) on the disposal of the Plastics Business Segment and the related stockholder litigation settlement. The 1996 loss on the disposal of discontinued operations contains a write-down of assets to estimated net realizable value and provides for income taxes and other costs of disposing of this business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $10.0 million unsecured credit facility and its consolidated Canadian subsidiary maintains a Cdn $10.0 million unsecured working capital facility. Both facilities are due on demand. The domestic credit facility was unused at December 31, 1997 and the Canadian credit facility had approximately U.S. $2.3 million available at December 31, 1997.

     On February 7, 1997, the Company received proceeds from the sale of the Plastics Business Segment of $93.5 million plus working capital adjustments. Long-term debt and capital lease obligations decreased to $44.9 million at December 31, 1997 from $67.8 million at December 31, 1996 as the Company repaid debt with proceeds from the sale of the Plastics Business Segment. The Company had $16.3 million of available cash and short-term investments at December 31, 1997.

     The Company held invested balances (including $12 classified as short-term investments) of $46.2 million in bond mutual funds, equity mutual funds, U.S. Treasury and U.S. Government notes, corporate bonds and equity securities. These funds are available for sale to provide for acquisitions and corporate requirements. Unrealized appreciation on these investments of $2.1 million ($1.3 million net of tax effects) at December 31, 1997, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity. In January 1998, the Company entered into a 90 day options collar agreement to hedge the impact of market volatility in the investment in equity mutual funds. The cost of the contract was $17 and it limits the Company's losses on its equity mutual fund to $148 over the life of the contract.

     The Company repaid on or about February 7, 1997, the following debts out of a portion of the proceeds of the sale of the Plastics Business Segment: (i) the balance outstanding on a $55.0 million multi-currency Revolving Credit Agreement was paid in-full and the agreement was canceled; (ii) the interest rate swap agreement (floating to fixed) was made whole and canceled; and (iii) all notes payable related to unpaid 1994 S corporation dividends were paid in full and the notes were canceled.

     At December 31, 1997, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40.0 million with terms ranging from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) US $4.7 million of borrowings under the Company's Canadian subsidiary's working capital facility.

     Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

     The Company had capital expenditures from continuing operations in 1997 of $7.1 million, in 1996 of $9.0 million, and in 1995 of $5.4 million. Capital expenditures were made in 1997 and 1995 for machinery, equipment and automation to expand production facilities and improve productivity. Capital expenditures in 1996 were for the purchase of new equipment and building renovations.

     Combined depreciation and amortization from continuing operations at Schawk was $6.9 million for 1997, $7.4 million in 1996, and $7.5 million in 1995.

     Acquisition costs, including liabilities assumed and common stock issued, during 1996 were $19.6 and were negligible in 1997 and 1995.

     The Company repurchased $1.8 million of Class A Common Stock during 1997, $1.4 million during 1996 and $1.7 million during 1995 under a share repurchase program approved by the Board of Directors.

YEAR 2000 COMPLIANCE

     The Company has upgraded or replaced its computer software applications and systems which the Company believes accommodates the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that additional costs with regard to year 2000 compliance will be material to its financial condition or results of operations. The Company does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.

STOCK OFFERING

     In February 1998, the company issued $1,950,000 shares of Class A Common Stock in an underwritten public offering at a price of $9.00 per share. The proceeds from the sale of the stock net of underwriting discounts, commissions and estimated expenses, were approximately $16.2 million. Proceeds from the sale of the stock were used to repurchase 15,400 shares of Series A Preferred Stock of the Company and 5,207 shares of Series B Preferred Stock of the Company.

SEASONALITY

     Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity. However, this did not occur during the fourth quarter of 1997 and the Company believes that this seasonal effect on the Company's revenues will be less pronounced in the future as a result of frequent redesigns of packaging for promotional and other reasons.

IMPACT OF INFLATION

     The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Registrant for the reporting period.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Index to Financial Statements Covered by Reports of Independent Auditors



                                                                 Page
                                                                 ----

Management's Responsibilities for Financial Reporting             22
Report of Independent Auditors                                    23


FINANCIAL STATEMENTS

Consolidated Balance Sheets --
               December 31, 1997 and 1996                         24

Consolidated Statements of Operations -- Years Ended
               December 31, 1997, 1996 and 1995                   25

Consolidated Statements of Stockholders' Equity -- Years Ended
               December 31, 1995, 1996, and 1997                  26

Consolidated Statements of Cash Flows -- Years Ended
               December 31, 1997, 1996 and 1995                   27

Notes to Consolidated Financial Statements                        29


FINANCIAL STATEMENT SCHEDULES

SCHEDULE II -- Valuation Reserves                                 48

MANAGEMENT'S RESPONSIBILITIES FOR FINANCIAL REPORTING

     The management of Schawk, Inc. is responsible for the preparation and integrity of all financial statements and other information contained in the Schawk, Inc. Form 10-K Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management giving due consideration to materiality. The Company maintains internal control systems designed to provide reasonable assurance that the Company's financial records reflect the transactions of the Company and that its assets are protected from loss or unauthorized use.

     The Company's financial statements have been audited by Ernst & Young LLP, independent auditors, whose report thereon follows. As part of their audit of the Company's financial statements, Ernst & Young LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has made available to Ernst & Young LLP the Company's financial records and related data.

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




--------------------------------------      -------------------------------
David A. Schawk                             James J. Patterson
President and Chief Executive Officer       Senior Vice President and
Principal Executive Officer                   Chief Financial Officer
                                            Principal Financial Officer




--------------------------------------
Dennis D. Wilson
Director of Financial Reporting and
  Chief Accounting Officer
Principal Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 8. These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Chicago, Illinois
February 13, 1998                                             Ernst & Young LLP

                                  Schawk, Inc.
                          Consolidated Balance Sheets
                           (In Thousands of Dollars)


                                                                              DECEMBER 31
                                                                            1997        1996
                                                                        -----------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  4,022    $    483
   Short term investments                                                   12,250          --
   Trade accounts receivable, less allowance for doubtful accounts
     of $464 in 1997 and $760 in 1996                                       22,884      19,294
   Inventories                                                               4,464       3,675
   Prepaid expenses and other                                                2,817       6,258
   Current assets of Plastics business held for sale                            --      27,495
   Deferred income taxes                                                       543         590
                                                                          --------------------
Total current assets                                                        46,980      57,795

Marketable securities                                                       33,917          --
Property and equipment, net                                                 30,147      27,453
Property and equipment of Plastics business held for sale                       --      48,788
Excess of cost over net assets acquired, less accumulated amortization
   of $4,207 in 1997 and $3,449 in 1996                                     12,713      13,158
Other assets of Plastics business held for sale                                 --       9,593
Other assets                                                                 3,166       4,053
                                                                          --------------------
Total assets                                                              $126,923    $160,840
                                                                          ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                 $  3,393    $  4,116
   Accrued expenses                                                          8,128       8,786
   Income taxes payable                                                      4,061          --
   Notes payable to stockholders                                                --       5,765
   Current liabilities of Plastics business held for sale                       --       7,270
   Notes payable to banks                                                    4,685       9,586
   Current portion of long-term debt and capital lease obligations             430         391
                                                                          --------------------
Total current liabilities                                                   20,697      35,914


Long-term debt                                                              40,000      62,500
Capital lease obligations                                                    4,854       5,285
Other                                                                        1,308       1,217
Deferred income taxes                                                        4,156       3,187
Deferred income taxes of Plastics business held for sale                        --       3,811

STOCKHOLDERS' EQUITY:
   Common stock                                                                160         168
   Preferred stock                                                              --          --
   Additional paid-in capital                                               79,243      77,928
   Accumulated deficit                                                     (21,140)    (26,987)
   Unrealized gain on available for sale securities                          1,274          --
   Cumulative foreign currency translation adjustment                         (309)         --
                                                                          --------------------
                                                                            59,228      51,109
   Treasury stock, at cost                                                  (3,320)     (1,523)
   Notes receivable from employees                                              --        (660)
                                                                          --------------------
                                                                            55,908      48,926
                                                                          --------------------
   Total liabilities and stockholders' equity                             $126,923    $160,840
                                                                          ====================

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
              (In Thousands of Dollars, Except Per Share Amounts)



                                                                       YEAR ENDED DECEMBER 31
                                                                     1997       1996        1995
                                                             ------------------------------------------
Net sales                                                          $116,053   $ 90,763     $87,204
Cost of sales                                                        65,244     51,153      51,066
Selling, general, and administrative expenses                        30,944     25,187      25,116
Write-off of equipment                                                   --      1,050          --
                                                                 ---------------------------------
Operating income                                                     19,865     13,373      11,022

Other income (expense):
  Interest and dividend income                                        2,980        340         532
  Interest expense                                                   (3,688)    (4,657)     (4,306)
  Other income (expense)                                              1,289         --          (5)
                                                                 ---------------------------------
                                                                        581     (4,317)     (3,779)
                                                                 ---------------------------------

Income from continuing operations before income taxes                20,446      9,056       7,243

Income tax provision before net operating loss carryforwards          8,297      3,530       2,577
Benefit of net operating loss carryforwards                              --         --      (1,632)
                                                                 ---------------------------------

Income from continuing operations                                    12,149      5,526       6,298

Income (loss) from discontinued operations:
  Income from discontinued operations                                    --      2,490         638
  Loss on disposal of discontinued operations                            --    (33,000)         --
                                                                 ---------------------------------

Net income (loss)                                                  $ 12,149   $(24,984)    $ 6,936
                                                                 =================================

Earnings (loss) per share:
  Basic - Continuing operations                                    $   0.56   $   0.22     $  0.26
          Discontinued operations                                        --      (1.57)       0.03
                                                                 ---------------------------------
                                                                   $   0.56   $  (1.35)    $  0.29
                                                                 =================================
  Diluted - Continuing operations                                  $   0.55   $   0.22     $  0.26
            Discontinued operations                                      --      (1.56)       0.03
                                                                 ---------------------------------
                                                                   $   0.55   $  (1.34)    $  0.29
                                                                 =================================
Dividends per Class A common share                                 $   0.26   $   0.26     $  0.26



See accompanying notes.

                                 Schawk, Inc.
               Consolidated Statements of Stockholders' Equity
                Years Ended December 31, 1995, 1996, and 1997
                          (In Thousands of Dollars)




                                                       CLASS A  CLASS B   SERIES A   SERIES B   ADDITIONAL
                                                       COMMON   COMMON   PREFERRED  PREFERRED    PAID-IN   ACCUMULATED
                                                        STOCK    STOCK      STOCK      STOCK     CAPITAL    DEFICIT
                                                    -----------------------------------------------------------------------
Balance at December 31, 1994                            $155     $ 9        $--        $--     $75,412    $  3,971
Net income                                                --      --         --         --          --       6,936
Sale of Class A and B common stock                        --      --         --         --          95          --
Purchase of Class A and B treasury stock                  --      --         --         --          --          --
Cumulative foreign currency translation adjustment        --      --         --         --          --          --
Conversion of Series A preferred stock                     1      --         --         --          (1)         --
Issuance of Class A common stock under dividend
  reinvestment program                                    --      --         --         --          --      (1,333)
Cash dividends                                            --      --         --         --          --      (5,001)
                                                        ----------------------------------------------------------
Balance at December 31, 1995                             156       9         --         --      75,506       4,573
Net loss                                                  --      --         --         --          --     (24,984)
Sale of Class A and B common stock                        --      --         --         --          60          --
Purchase of Class A and B treasury stock                  --      --         --         --          --          --
Cumulative foreign currency translation adjustment        --      --         --         --          --          --
Conversion of Series A preferred stock                     1      --         --         --          (1)         --
Issuance of Class A stock in connection with
  purchase of Converterscan                                2      --         --         --       2,363          --
Issuance of Class A common stock under dividend
  reinvestment program                                    --      --         --         --          --      (2,607)
Cash dividends                                            --      --         --         --          --      (3,969)
Write-off of foreign currency adjustment to
  discontinued operations                                 --      --         --         --          --          --
                                                        ----------------------------------------------------------
Balance at December 31, 1996                             159       9         --         --      77,928     (26,987)
Net income                                                --      --         --         --          --      12,149
Cancellation of Class B Common stock in
  connection with sale of Plastics Group                  --      (9)        --         --           9          --
Cancellation of notes receivable from employees
  in connection with sale of Plastics Group               --      --         --         --          --          --
Cash dividends                                            --      --         --         --          --      (6,295)
Cumulative foreign currency translation adjustment        --      --         --         --          --          --
Conversion of Series A preferred stock                     1      --         --         --          (1)         --
Issuance of Class A common stock                          --      --         --         --       1,307          --
Purchase of Class A treasury stock                        --      --         --         --          --          --
Issuance of Class A Common stock under dividend
  reinvestment plan                                       --      --         --         --          --          (7)
Unrealized appreciation on marketable securities          --      --         --         --          --          --
                                                        ----------------------------------------------------------
Balance at December 31, 1997                            $160     $--        $--        $--     $79,243    $(21,140)
                                                        ==========================================================



                                                                 UNREALIZED   CUMULATIVE
                                                                  GAIN ON      FOREIGN                    NOTES
                                                                 AVAILABLE-    CURRENCY                 RECEIVABLE
                                                                 FOR-SALE     TRANSLATION  TREASURY       FROM
                                                                SECURITIES     ADJUSTMENT   STOCK       EMPLOYEES
                                                               --------------------------------------------------------
Balance at December 31, 1994                                    $   --        $(947)       $(2,325)        $(685)
Net income                                                          --           --             --            --
Sale of Class A and B common stock                                  --           --            130          (130)
Purchase of Class A and B treasury stock                            --           --         (1,833)          145
Cumulative foreign currency translation adjustment                  --          497             --            --
Conversion of Series A preferred stock                              --           --             --            --
Issuance of Class A common stock under dividend
  reinvestment program                                              --           --          1,333            --
Cash dividends                                                      --           --             --            --
                                                                ------------------------------------------------
Balance at December 31, 1995                                        --         (450)        (2,695)         (670)
Net loss                                                            --           --             --            --
Sale of Class A and B common stock                                  --           --             57           (57)
Purchase of Class A and B treasury stock                            --           --         (1,492)           67
Cumulative foreign currency translation adjustment                  --         (233)            --            --
Conversion of Series A preferred stock                              --           --             --            --
Issuance of Class A stock in connection with
  purchase of Converterscan                                         --           --             --            --
Issuance of Class A common stock under dividend
  reinvestment program                                              --           --          2,607            --
Cash dividends                                                      --           --             --            --
Write-off of foreign currency adjustment to
  discontinued operations                                           --          683             --            --
                                                                ------------------------------------------------
Balance at December 31, 1996                                        --           --         (1,523)         (660)
Net income                                                          --           --             --            --
Cancellation of Class B Common stock in
  connection with sale of Plastics Group                            --           --             --            --
Cancellation of notes receivable from employees
  in connection with sale of Plastics Group                         --           --             --           660
Cash dividends                                                      --           --             --            --
Cumulative foreign currency translation adjustment                  --         (309)            --            --
Conversion of Series A preferred stock                              --           --             --            --
Issuance of Class A common stock                                    --           --             --            --
Purchase of Class A treasury stock                                  --           --         (1,804)           --
Issuance of Class A Common stock under dividend
  reinvestment plan                                                 --           --              7            --
Unrealized appreciation on marketable securities                 1,274           --             --            --
                                                                ------------------------------------------------
Balance at December 31, 1997                                    $1,274        $(309)       $(3,320)        $  --
                                                                ================================================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)


                                                                                        YEAR ENDED DECEMBER 31
                                                                                 1997             1996             1995
                                                                       ----------------------------------------------------

   OPERATING ACTIVITIES
   Net income (loss)                                                             $12,149         $ (24,984)        $  6,936
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Depreciation and amortization                                               6,949            15,435           16,219
       Deferred income taxes                                                       1,104              (762)            (138)
       Deferred income taxes of Plastics business held for sale                       --             3,811               --
       Other                                                                          --             1,378              243
       Loss on disposal of discontinued operations                                    --            33,000               --
       Loss on write-off of equipment                                                 --             1,050               --
       Gain realized on sale of marketable securities                             (1,316)               --               --
       Changes in operating assets and liabilities, net of effects from acquisitions:
           Trade accounts receivable                                              (3,590)           13,219            1,356
           Inventories                                                              (789)           11,520            2,272
           Prepaid expenses and other                                              3,441            (2,279)               1
           Trade accounts payable and accrued expenses                            (1,381)          (12,197)            (934)
           Income taxes payable                                                    4,061                --               --
           Current assets of Plastics business held for sale                          --           (27,495)              --
           Current liabilities of Plastics business held for sale                     --             7,270               --
                                                                       ----------------------------------------------------
   Net cash provided by operating activities                                      20,628            18,966           25,955

   INVESTING ACTIVITIES
   Purchase of marketable securities                                             (55,513)               --               --
   Proceeds from sale of investments                                              12,803                --               --
   Purchases of property and equipment                                            (7,148)          (16,823)         (11,027)
   Cash proceeds from disposals of property and equipment                            478               477               96
   Acquisitions, net of cash acquired                                                 --            (6,282)            (395)
   Proceeds from sale of division                                                 93,485             5,000               --
   Income taxes paid on sale of division                                         (16,729)               --               --
   Costs related to sale of division                                              (4,068)               --
   Proceeds of long term note collected                                               --             4,034               --
   Other                                                                             (46)            1,353              475
                                                                       ----------------------------------------------------
   Net cash provided by (used in) investing activities                            23,262           (12,241)         (10,851)



   (CONTINUED ON NEXT PAGE)

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                            (In Thousands of Dollars)
                         (Continued from previous page)



                                                                                       YEAR ENDED DECEMBER 31
                                                                               1997              1996            1995
                                                                    ----------------------------------------------------

FINANCING ACTIVITIES
Proceeds from debt                                                                 --             3,860           44,500
Principal payments on debt                                                    (27,401)           (6,732)         (50,538)
Principal payments on capital lease obligations                                  (392)             (402)            (323)
Principal payments on notes payable to stockholders                            (5,765)               --           (3,015)
Cash dividends                                                                 (6,295)           (3,969)          (5,002)
Purchase of common stock                                                       (1,804)           (1,427)          (1,688)
Issuance of common stock                                                        1,306                60               94
Other                                                                              --               451              497
                                                                    ----------------------------------------------------
Net cash used in financing activities                                         (40,351)           (8,159)         (15,475)
                                                                    ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            3,539            (1,434)            (371)
Cash and cash equivalents beginning of year                                       483             1,917            2,288
                                                                    ----------------------------------------------------
Cash and cash equivalents end of year                                        $  4,022       $       483        $   1,917
                                                                    ====================================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of note in connection with acquisition                              $     --       $        --        $     807
Dividends issued in the form of Class A common stock                                7             2,349            1,333
Stock issued in connection with acquisition                                        --             2,365               --
Note received for sale of operating division                                       --             2,619               --


See accompanying notes.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) is a leading provider of digital imaging prepress services for the consumer products industry in the United States and Canada. The Company offers a complete line of prepress services, digital image management, art production, digital photography and products for the production of consumer product packaging and related marketing and advertising materials. Until the sale of the Plastics business segment on February 7, 1997, the Company operated in two business segments, Imaging and Information Technologies and Plastics. The Plastics business segment has been reflected in these financial statements as discontinued operations (see Note 15). All significant intercompany balances and transactions have been eliminated.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain inventories, which approximate 34% of total inventories in 1997 and 1996 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

INVESTMENTS

Investments are recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date all of the Company's investments were designated as available-for-sale at December 31, 1997. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is determined by the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

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

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at year-end and income and expenses amounts are translated at the average of the monthly exchange rates. Gains and losses resulting from the translation of foreign currency financial statements are deferred and classified as a separate component of stockholders' equity.

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

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards Board No. 128, "Earnings Per Share" (SFAS 128) which required that the Company change the method used to compute earnings per share and to restate all prior periods. The calculation of earnings per share under SFAS 128 is disclosed in Note 16. SFAS 128 did not have a material effect on the earnings per share previously disclosed in the Company's financial statements in 1995 or 1996 or for any of the quarters of 1997.

NOTE 3.  ACQUISITIONS

The following acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements and liabilities as of the date of the acquisitions, and the results of operations have been included in the accompanying consolidated statements of income from the effective date of the acquisitions. Pro-forma financial information has not been presented because the effects of the operations of the acquired companies prior to the date of acquisition were not significant.

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

   Fair value of assets acquired, net of cash acquired of $74            $7,569
   Cost in excess of net assets acquired                                  4,552
   Liabilities assumed                                                   (7,762)
                                                                      ---------
   Cash paid, net of cash acquired                                       $4,359
                                                                      =========

CONVERTERSCAN

Effective August 1, 1996, the Company acquired all of the stock of Converterscan, Inc., which has operations in Stamford, Connecticut, and Atlanta, Georgia. The following summarizes the purchase price allocation and cash paid.

   Fair value of assets acquired, net of cash acquired of $10            $1,921
   Cost in excess of net assets acquired                                  5,582
   Liabilities assumed                                                   (3,215)
   Class A common stock issued (305 shares)                              (2,365)
                                                                     ----------
   Cash paid, net of cash acquired                                       $1,923
                                                                     ==========

NOTE 4.  RELATED PARTY TRANSACTIONS

Included in prepaid expenses and other at December 31, 1997 and 1996, was approximately $781 and $747, respectively, of advances to Geneva Waterfront, Inc., which is owned by a stockholder of the Company. Interest is charged on these balances at the prime rate.

Stockholders' equity at December 31, 1996 was reduced by approximately $660 for notes receivable from employees of the discontinued Plastics Group which was sold on February 7, 1997. The notes were noninterest-bearing demand notes and were collateralized by Class B common stock. Both the notes receivables and the Class B common stock were cancelled in connection with the sale.

The Company had approximately $5,765 in notes payable at December 31, 1996, payable to certain stockholders with interest at 5%. Interest expense related to these notes was $32, $288 and $328 for 1997, 1996 and 1995, respectively.
These notes were paid on February 7, 1997.

The Company also leases land and a building from a related party, see Note 12.

                                  SCHAWK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5. INVENTORIES

Inventories consist of the following:


                                                                       DECEMBER 31,
                                                                  1997           1996
                                                     -------------------------------------

Raw materials                                                    $1,239           $1,512
Work in process                                                   4,130            2,898
                                                     -------------------------------------
                                                                  5,369            4,410
Less:  LIFO reserve                                                (905)            (735)
                                                     -------------------------------------
                                                                 $4,464           $3,675
                                                     =====================================


NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                       DECEMBER 31,
                                                                 1997              1996
                                                     --------------------------------------

   Land and improvements                                     $      520       $      522
   Buildings and improvements                                     7,872            7,794
   Machinery and equipment                                       49,567           47,370
   Leasehold improvements                                         3,998            3,209
   Building and improvements under capital leases                 7,500            7,500
                                                     --------------------------------------
                                                                 69,457           66,395
   Accumulated depreciation and amortization                    (39,310)         (38,942)
                                                     --------------------------------------
                                                               $ 30,147         $ 27,453
                                                     ======================================

Accumulated depreciation and amortization includes $2,746 and $2,331 for building and improvements under capital leases at December 31, 1997 and 1996, respectively. Depreciation and amortization expense for property and equipment was $5,976, $6,407 and $13,937 in 1997, 1996 and 1995, respectively (1997 and
1996 represent continuing operations only).

NOTE 7. INVESTMENTS

At December 31, 1997 all of the Company's securities were classified as available for sale (the Company had no marketable securities at December 31, 1996). Unrealized appreciation on these securities totaled $2,124 ($1,274 net of tax effect) at December 31, 1997 and is included as a separate component of stockholders' equity.

                                  SCHAWK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 7. INVESTMENTS (CONTINUED)

The following table summarizes available-for- sale securities at December 31,
1997



                                                       Cost         Gross Unrealized Estimated Fair
                                                                           Gains            Value
                                             ------------------------------------------------------

   Equity securities and equity mutual funds         $  8,923           $1,642          $10,565
   U.S. Treasury and U.S. Government notes              5,446               39            5,485
   Corporate bonds                                      4,263               26            4,289
   Bond mutual funds                                   25,411              417           25,828
                                             ------------------------------------------------------
                                                      $44,043           $2,124          $46,167
                                             ======================================================

During the year ended December 31, 1997, marketable equity securities were sold with a gross realized gain of $1,316 which is included in other income in the accompanying consolidated statement of operations.

The following table is a summary of available-for-sale securities at December 31, 1997 by maturity date:


                                                             Cost               Estimated Fair Value
                                                  --------------------------------------------------------

   Due in one year or less                                  $12,907                    $13,026
   Due after one year through five years                     21,498                     21,853
   Due after five years through ten years                       715                        723
                                                  --------------------------------------------------------
   Total debt securities                                     35,120                     35,602
   Equity securities                                          8,923                     10,565
                                                  --------------------------------------------------------
                                                            $44,043                    $46,167
                                                  ========================================================

On January 5, 1998 the Company entered into a 90 day options collar agreement to hedge the impact of market volatility on its investment in equity mutual funds. The cost of the contract was $17 and it limits the Company's losses on its equity mutual funds to $148 over the life of the contract.


NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:





                                                                       DECEMBER 31,
                                                                   1997              1996
                                                     -----------------------------------------

   Accrued compensation and payroll taxes                        $5,215           $3,629
   Other                                                          2,913            5,157
                                                     -----------------------------------------
                                                                 $8,128           $8,786
                                                     =========================================

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 9. LONG-TERM DEBT

Long-term debt consists of the following:


                                                                    DECEMBER 31,
                                                                1997             1996
                                                     ----------------------------------
Revolving credit facility                                      $    --          $22,500
Series A senior note payable                                    10,000           10,000
Series B senior note payable                                    30,000           30,000
                                                     ----------------------------------
                                                               $40,000          $62,500
                                                     ==================================

The revolving credit facility was repaid in its entirety (and the credit facility cancelled) on February 7, 1997 from the proceeds of the sale of the Plastics business segment.


The Company entered into a senior note agreement for $10,000 Series A senior notes and $30,000 Series B senior notes. The Series A notes bear interest at 6.58% and are payable in installments of $5 million in 1999 and 2000. The Series B notes bear interest at 6.98% and are payable in installments of $6 million from 2001 to 2005. The notes may be prepaid in whole or in part at any time. Borrowings under the Series A and B senior notes are unsecured but are subject to certain restrictive covenants. In addition, the agreement requires the Company to maintain certain net worth and other financial ratio requirements. The fair value of the senior notes approximates the carrying value at December 31, 1997.

Interest paid on debt during the years ended December 31, 1997, 1996 and 1995 was approximately $3,847, $4,561, $5,071 and respectively.

Annual maturities of long-term debt at December 31, 1997 are as follows:

1998                                                            $    --
1999                                                              5,000
2000                                                              5,000
2001                                                              6,000
2002                                                              6,000
Thereafter                                                       18,000
                                                            -----------
                                                                $40,000
                                                            ===========

The Company has an unsecured $10 million line of credit with a bank in the United States and unsecured Cdn$10.0 million line of credit with a bank in Canada to provide financing and working capital flexibility. Advances under the Canadian line of credit bear interest at either the Canadian prime rate or the bank's cost of funds plus 0.625% at the option of the Company and is due on demand. The interest rates on the Canadian advances at December 31, 1997 ranged from 4.7% to 5.0% . At December 31, 1997, the Company had $4,685 outstanding under the Canadian line of credit and no amounts outstanding under the United States line of credit.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


   NOTE 10.  STOCKHOLDERS' EQUITY

   Stockholders' equity includes the following:


                                                                                          DECEMBER 31,
                                                                                      1997           1996
                                                                              ---------------------------------


   Common stock:
   Class A voting, $0.008 par value, 40,000,000 shares authorized;
     20,353,291 and 20,034,030 shares issued at December 31, 1997 and 1996, respectively; 20,040,094 and 19,915,693 shares
     outstanding at December 31, 1997 and 1996, respectively                        $  160           $  159


   Class B nonvoting, $0.05 par value, 200,000 shares authorized; 172,281 shares issued at December 31, 1996; 133,324 shares outstanding at
     December 31, 1996                                                                  --                9
                                                                             ---------------------------------
                                                                                    $  160           $  168
                                                                             =================================
   Preferred stock, 1,000,000 shares authorized:
   Series A, $0.01 par value, 15,400 and 17,600 shares issued and
     outstanding at December 31, 1997 and 1996, respectively                        $   --           $   --
   Series B, $0.01 par value, 5,207 shares issued and outstanding at                    --               --
     December 31, 1997 and 1996
                                                                             ---------------------------------
                                                                                    $   --           $   --
                                                                             =================================

   Treasury stock:
     313,197 and 118,337 shares Class A at December 31, 1997 and 1996,
     respectively, and 38,957 shares Class B at December 31, 1996, at cost          $3,320           $1,523
                                                                             =================================

The Series A preferred shares are mandatorily redeemable by the Company on December 31, 2004, or, at the option of the Board, on any December 31, through December 31, 2003, by issuing to the holder the number of shares of Class A common stock equal to the sum of $1,000 plus an amount equal to all accumulated and unpaid dividends per share divided by $13.80, or cash in the amount of the fair market value, as defined, of the number of shares of Class A common stock. On December 30, 1997 and 1996, the Company issued 159,420 Class A common shares in exchange for 2,200 shares of Series A preferred stock. The Series B preferred shares are mandatorily redeemable by the Company on December 31, 1999, under the same redemption formula as Series A. The Series B shares are also mandatorily redeemable on the date of the consummation of any offering or private placement of the Company's debt or equity the gross proceeds of which exceed $25,000. The Company shall redeem all outstanding shares of Series B preferred stock with respect to each such share $1,000 in cash plus all accumulated and unpaid dividends per share. Dividends shall accrue on each share of preferred stock at the rate of 5.0% per year and are payable quarterly. Holders of preferred shares are entitled to limited voting rights.

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

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED)

Upon the liquidation, dissolution or winding up of the Company, the holders of Class A common stock are entitled to receive ratably the net assets of the Company available after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Thereafter, all distributions shall be made for the benefit of the holders of Class A common stock. Subsequent to December 31, 1997 the Company completed an offering of its Class A common stock and the proceeds were used to redeem all of the Series A and Series B preferred stock (see Note 18).

The Class B common stock was cancelled in connection with the sale of the Plastics business segment on February 7, 1997.

NOTE 11.  INCOME TAXES

The provision (credit) for income taxes for continuing operations is comprised of the following:


                                                                 YEAR ENDED DECEMBER 31,
                                                          1997              1996          1995
                                               --------------------------------------------------
Current:
     Federal                                              $6,217          $   102          $1,445
     State                                                   759              376             255
     Foreign                                                 216              (5)              --
                                               --------------------------------------------------
                                                           7,192              473           1,700

Deferred:
     Federal                                                 978            2,767            (642)
     State                                                   120               18            (113)
     Foreign                                                   7              272              --
                                               --------------------------------------------------
                                                           1,105            3,057            (755)
                                               --------------------------------------------------
   Total                                                  $8,297           $3,530         $   945
                                               ==================================================

The 1995 income tax provision includes a benefit of $1,632 for utilization of net operating loss carryforwards for which no tax benefit was previously recorded.

                                   Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 11.  INCOME TAXES (CONTINUED)

Components of deferred income tax assets and liabilities are as follows:



                                                                                    DECEMBER 31,
                                                                                1997              1996
                                                                       -----------------------------------
Current deferred income taxes:
     Inventory                                                                  $     51          $     51
     Accruals and reserves not currently deductible                                  353               539
     Foreign taxes                                                                   139                --
                                                                       -----------------------------------
Net current asset                                                               $    543          $    590
                                                                       ===================================

Noncurrent deferred income taxes:
   Depreciation                                                                 $    187          $    667
   Property and equipment acquisition
      basis differences                                                           (1,585)           (1,537)
   Unrealized gains on marketable securities                                        (850)               --
   Other                                                                          (1,908)           (2,317)
                                                                       -----------------------------------
 Net noncurrent liability                                                       $ (4,156)         $ (3,187)
                                                                       ===================================

A reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                            1997             1996           1995
                                                              -----------------------------------------------------

     Income taxes at statutory rate                                         35.0%            34.0%            34.0%
     Net operating loss carryforward not previously benefited                 --               --            (22.5)
     Nondeductible expenses                                                   --              1.7               --
     State income taxes                                                      4.3              4.4              2.3
     Other                                                                   1.3             (1.1)            (0.8)
                                                              -----------------------------------------------------
                                                                            40.6%            39.0%            13.0%
                                                              =====================================================

The undistributed earnings of foreign subsidiaries were approximately $737 and $402 at December 31, 1997 and 1996, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently invested. The foreign component of income before income taxes was $556 for 1997 and $669 for 1996 (there was no foreign component of income before income taxes in 1995.)

Income taxes paid during the years ended December 31, 1997, 1996 and 1995 were approximately $18,365, $3,702, and $1,379, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 12.  LEASES AND COMMITMENTS

The Company leases land and a building from an unrelated party. This lease requires monthly installments of approximately $48 through January 2010. A related party has an option to purchase the land and building in January 2000.

The Company also leases land and a building from a related party, with monthly installments of approximately $32 through June 2002. The agreement contains an option to purchase the land and building at the end of the lease for 90% of fair market value at the end of the lease. The Company is required to pay utilities, real estate taxes, and insurance on the property on both leases. Both of these land and building leases are recorded as capital leases.

The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $971, $660, and $1,076 for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 1997:


                                                             CAPITAL          OPERATING
                                                              LEASES           LEASES
                                                     -----------------------------------

1998                                                           $    959           $  607
1999                                                                959              268
2000                                                                959              268
2001                                                                959              161
2002                                                                767              161
Thereafter                                                        4,093              318
                                                     ------------------------------------
                                                                  8,696           $1,783
                                                                          ===============

Less:  Amounts representing interest                              3,412
                                                     ------------------
                                                                  5,284
Less:  Current portion                                              430
                                                     ------------------
                                                               $  4,854
                                                     ==================


NOTE 13.  EMPLOYEE BENEFIT PLANS

The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 4% in 1997, 2% in 1996 and 5% in 1995. Contributions to the plans were $987, $435 and $1,534 in 1997, 1996 and 1995 (continuing operations in 1997 and 1996), respectively.

The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans of continuing operations, which is determined based upon payroll data, was approximately $777, $545, and $566 in 1997, 1996 and 1995, respectively.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 14.  STOCK/EQUITY OPTION PLANS

The Company has an Equity Option Plan that provides for the granting of options to purchase up to 2,252 shares of Class A common stock to key employees. The Company has also adopted an Outside Directors' Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. In addition, options totaling 124 shares are outstanding which were granted to former employees. Options granted under these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant and vest over a three-year period.

A summary of options outstanding at each of the three years ended December 31, 1997, 1996 and 1995, and other data for the three years then ended under all option plans is as follows:



                                                     Outstanding
                                                  options of Class A    Weighted average
                                                     Common stock        exercise price
                                                 -----------------------------------------

Balance, December 31, 1994                                    931              $9.37
Granted                                                       146               7.82
Exercised                                                      --                 --
Cancelled                                                     (27)              9.78
                                                 ----------------

Balance, December 31, 1995                                  1,050               9.11
Granted                                                       185               7.14
Exercised                                                     (10)              6.00
Cancelled                                                     (53)              9.47
                                                 ----------------

Balance, December 31, 1996                                  1,172               8.80

Granted                                                       269               8.04
Exercised                                                    (160)              8.18
Cancelled                                                    (622)              7.75
                                                 ----------------

Balance, December 31, 1997                                    659               9.66
                                                 ================


                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 14.  STOCK/EQUITY OPTION PLANS (CONTINUED)

The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:


                            Options Outstanding                                           Options Exercisable
--------------------------------------------------------------------------------     -----------------------------------------

    Range of                           Weighted average           Weighted                                   Weighted
    exercise          Number        remaining contractual     average exercise            Number            average of
     price          outstanding          life (years)              price                exercisable     exercisable price
---------------- ---------------------------------------------------------------     -----------------------------------------
   $6 - $9              369                  8.3                 $ 7.86                     180              $ 7.94
    9 - 12              166                  6.6                   9.74                     156                9.66
   12 - 15              124                  2.6                  14.87                     124               14.87
                 -----------------                                                   -----------------
                        659                                                                 460
                 =================                                                   =================

Options available for grant under the plans were 1,717, 588, and 773, at December 31, 1997, 1996 and 1995, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (Statement 123)," requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

The Company's pro forma information follows:


                                                                   1997              1996
                                                          ----------------------------------------

Income from continuing operations                               $12,149               $ 5,526
Pro forma income from continuing operations                     $11,912               $ 5,397
Basic earnings per share from continuing operations             $  0.56               $  0.22
Diluted earnings per share from continuing                      $  0.55               $  0.22
  operations
Pro forma basic and diluted earnings per share from
continuing operations                                           $  0.54               $  0.21


                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 14.  STOCK/EQUITY OPTION PLANS (CONTINUED)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:


                                                            1997             1996
                                                     -----------------------------------
Expected dividend yield                                     3.0%             3.0%
Expected stock price volatility                            25.7%             39.7%
Risk-free interest rate range                            5.8%-6.7%        5.5% - 6.6%
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

In March 1997, the Company paid $794 to Plastics business segment employees and cancelled 610 options in connection with the sale of the Plastics Group. The cash paid was included in the loss on disposal of discontinued operations presented in the statement of operations for the year ended December 31, 1996.

NOTE 15.  DISCONTINUED OPERATIONS

On February 7, 1997, the Company sold its Plastics business segment for cash proceeds of $93 million plus working capital adjustments. The Company recorded a loss in the 1996 statement of operations of $33 million to adjust the carrying value of the net assets of this business to net realizable value at December 31, 1996, and to reflect the related settlement of shareholder litigation. The assets, liabilities and results of operations of the Plastics business segment are classified as discontinued operations.

The following is a summary of the Plastics business segment historical results:


                                                    1996                    1995
                                               -------------------------------------
Net sales                                          $77,752                $85,086
Operating income                                     3,572                  2,615
Income taxes                                           118                    209
Income from discontinued operations                  2,490                    638

The difference between the income tax expense of the Plastics business segment at the federal statutory rate and the actual rate is due to nondeductible amortization and depreciation of purchase accounting adjustments and the lower tax rates of its Puerto Rico and European divisions.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 16.  EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share is computed by dividing net income less preferred dividends by the weighted average shares outstanding for the year. Diluted earnings per share is computed by dividing net income less preferred dividends by weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the year.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                  1997                    1996                    1995
                                                  -----------------------------------------------------------------------

Income from continuing operations                                 $12,149                $  5,526                  $6,298
Preferred stock dividends                                          (1,140)                 (1,250)                 (1,360)
                                                  -----------------------------------------------------------------------

Income available for common shareholders                          $11,009                $  4,276                  $4,938
                                                  =======================================================================
(Loss) income from discontinued operations                             --                $(30,510)                 $  638
                                                  =======================================================================

Weighted average shares                                            19,815                  19,469                  19,138
Effect of dilutive employee stock options                              96                      76                      65
                                                  -----------------------------------------------------------------------
Adjusted weighted average shares and
       assumed conversions                                         19,911                  19,545                  19,203
                                                  =======================================================================

Basic earnings per share- continuing
       operations                                                   $0.56                   $0.22                   $0.26
                                                  =======================================================================
Basic earnings (loss) per share- discontinued
       operations                                                      --                  $(1.57)                  $0.03
                                                  =======================================================================
Diluted earnings per share- continuing
       operations                                                   $0.55                   $0.22                   $0.26
                                                  =======================================================================
Diluted earnings (loss) per share- discontinued
       operations                                                      --                  $(1.56)                  $0.03
                                                  =======================================================================

Options to purchase 232 shares of Class A common stock at exercise prices ranging from $9.75-$15 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 16, 2007.

Options to purchase 681 shares of Class A common stock at exercise prices ranging from $8.18-$15 per share were outstanding at December 31, 1996 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through May 17, 2005.

Options to purchase 712 shares of Class A common stock at exercise prices ranging from $8.18 - $15 per share were outstanding at December 31, 1995 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 17, 2005.

                                  Schawk, Inc.

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 17. SEGMENT REPORTING

Since the disposal of the Plastics business segment on February 7, 1997, the Company has operated only a single business segment, Imaging and Information Technologies. Since the acquisition of Stanmont, Inc. on September 1, 1996 the Company has operated primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 1996 and 1997 is as follows:


                                                               United States       Canada            Total
                                                     ---------------------------------------------------------
1997
----
Sales                                                             $97,964          $18,089         $116,053
Operating income                                                   19,076              789           19,865
Identifiable assets                                               113,166           13,757          126,923

1996
----
Sales                                                              84,588            6,175           90,763
Operating income                                                   12,612              761           13,373
Identifiable assets                                               148,615           12,225          160,840

Operating income is comprised of total revenues less operating expenses but before interest, investment income and income taxes. Identifiable assets are those assets that are identified with the operations in each geographic area and include cash and marketable securities held at those locations.

NOTE 18. SUBSEQUENT EVENT

In February 1998 the Company completed a public offering of 3,450 shares of Class A common stock. The Company issued 1,950 of the shares and certain stockholders of the Company sold the remaining 1,500 shares. The Company did not receive any of the proceeds from the sale of stock by the participating stockholders. The estimated proceeds of the offering to the Company after deducting estimated underwriting discounts and commissions but before deducting estimated expenses of the offering of $325 were $16,497,000. The proceeds were used to redeem all of the Company's outstanding Series A and Series B preferred stock. The preferred stock was redeemed at a discount of $6,035 from its liquidation value of $20,607. This discount will be recorded as additional income (after net income) available to common shareholders in the first quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has no items to report under item 9 of this Annual Report on Form 10-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and persons nominated to become directors and information regarding executive officers of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 27, 1998, and is to be filed with the Securities and Exchange Commission on or before April 30, 1998 ("the Proxy Statement"), and such information is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Item 8:

         1.       All financial statements

                  Reports of independent auditors and independent public accountants

                  FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets--Years Ended
                           December 31, 1997 and 1996
                  Consolidated Statements of Operations--Years Ended
                           December 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows--Years Ended
                           December 31, 1997, 1996 and 1995
                  Consolidated Statements of Stockholders' Equity--Years Ended
                           December 31, 1995, 1996 and 1997
                  Notes to Consolidated Financial Statements

2. The following financial schedules for the years 1997, 1996 and 1995 are submitted herewith:

               SCHEDULE II--Valuation Reserves


 (b)     Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant through the last quarter of 1997 and first quarter of 1998.

(c)      Exhibits

                                                                                              INCORPORATED
                                                                                              ------------
3.1              Certificate of Incorporation of Schawk, Inc., as amended.               Registration Statement
                                                                                              No. 33-85152

3.3              By-Laws of Schawk, Inc., as amended.                                    Registration Statement
                                                                                              No. 333-39113

4.1              Specimen Class A Common Stock Certificate.                              Registration Statement
                                                                                              No. 33-85152

10.12*           Schawk, Inc. 1988 Equity Option Plan.                                          1988 10-K

10.13a*          First Amendment to Schawk, Inc. 1988 Equity Option Plan.                       1992 10-K

10.13b*          Second Amendment to Schawk, Inc. 1988 Equity Option Plan.               Registration Statement
                                                                                              No. 33-85152

10.22            Lease Agreement dated as of July 1, 1987, and between Process           Registration Statement
                 Color Plate, a division of Schawk, Inc. and The Clarence W.                  No. 33-85152
                 Schawk 1979 Children's Trust.

10.23            Lease Agreement dated as of June 1, 1989, by and between                Registration Statement
                 Schawk Graphics, Inc., a division of Schawk, Inc. and                        No. 33-85152
                 C.W. Properties.

10.26*           Schawk, Inc. 1991 Outside Directors' Formula Stock Option               Registration Statement
                 Plan, as amended.                                                            No. 33-85152

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

10.32            Money Market Demand Note dated February 7, 1997 from                    Registration Statement
                 Schawk, Inc., borrower, to the Northern Trust Company, lender.               No. 333-39113

10.33            Demand Note Agreement dated September 12, 1996 between                  Registration Statement
                 Schawk Canada, Inc. and First Chicago NBD Canada and related                 No. 33-39113
                 continuing Guaranty of Schawk, Inc.

10.35            Letter of Agreement dated September 21, 1992, by and between            Registration Statement
                 Schawk, Inc. and Judith W. McCue.                                            No. 33-85152


10.37 *          Schawk, Inc. Retirement Trust effective January 1, 1996.                       1996 10-K

10.38 *          Schawk, Inc. Retirement Plan for Imaging Employees Amended                     1996 10-K
                 and Restated effective January 1, 1996.

10.42            Schawk, Inc. Note Agreement dated as of August 18, 1995.                       1996 10-K

10.43            Stockholder Investment Program dated July 28, 1995.                     Registration Statement
                                                                                              No. 33-61375

21               List of Subsidiaries.                                                   Registration Statement
                                                                                              No. 33-85152
23a              Consent of Expert.

27               Financial Data Schedule - 1997.

27a              Financial Data Schedule - 1996 Restated

* Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c) of Regulation S-K.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 27th day of March, 1998.

Schawk, Inc.

By:  /s/Clarence W. Schawk
     -------------------------
     Clarence W. Schawk
     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998.

/s/Clarence W. Schawk                       Chairman of the Board and Director
----------------------------
Clarence W. Schawk

/s/David A. Schawk                          President, Chief Executive Officer, and Director
----------------------------
David A. Schawk

/s/A. Alex Sarkisian, Esq.                  President, Imaging Group, Executive Vice President,
----------------------------                Corporate Secretary and Director
A. Alex Sarkisian, Esq.

/s/James J. Patterson                       Chief Financial Officer, Senior Vice President
----------------------------
James J. Patterson

/s/Dennis D. Wilson                         Chief Accounting Officer and Director of Financial Reporting
----------------------------
Dennis D. Wilson

/s/John T. McEnroe, Esq.                    General Counsel, Assistant Secretary, and Director
----------------------------
John T. McEnroe, Esq.

/s/Judith W. McCue, Esq.                    Director
----------------------------
Judith W. McCue, Esq.

/s/Robert F. Meinken                        Director
----------------------------
Robert F. Meinken

/s/Hollis W. Rademacher                     Director
----------------------------
Hollis W. Rademacher

                                  Schawk, Inc.

                         SCHEDULE II --VALUATION RESERVES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS



                                                                               YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                               1997                       1996                      1995
                                                               ----                       ----                      ----
                                                                                    (In thousands)
Balance beginning of year                                      $760                       $984                      $947
Provision                                                       (45)                      (153)                      217
Deductions                                                     (251)(1)                    (71)(1)                  (180)(1)
                                                     ---------------------------------------------------------------------------
Balance end of year                                            $464                       $760                      $984

     (1)      Uncollectible accounts written off, net of recoveries.



                         INCOME TAX VALUATION ALLOWANCE



                                                                               YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                               1997                       1996                      1995
                                                               ----                       ----                      ----
                                                                                    (In thousands)
Balance beginning of year                                    $    0                      $ 550                    $ 4,680
Provision                                                        --                         --                         --
Deduction                                                        --                       (550)                    (1,632)(1)
Other                                                            --                         --                     (2,498)
                                                     ---------------------------------------------------------------------------
Balance end of year                                          $    0                      $   0                    $   550

(1) Includes effect of foreign currency fluctuations and utilization of net operating losses.