Form 10-Q
period 1998-03-31
SCHAWK INC
filed 1998-05-12
CIK 719164

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 1998 Commission File Number 1-9335
                                    ________

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

                                     60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:


      Title of Each Class          Name of Exchange on  Which Registered
   ------------------------     -------------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998, are:
                22,268,531 shares, Common Stock, $.008 par value
                ------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 14.



===============================================================================

PART I
                                  Schawk, Inc.
                          Consolidated Balance Sheets
                                 (In Thousands)


                                                                         MARCH 31,
                                                                           1998       DECEMBER 31,
                                                                        (UNAUDITED)      1997
                                                                        --------------------------
ASSETS
  Current assets:
  Cash and cash equivalents                                              $  3,762      $  4,022
  Short term investments                                                   11,930        12,250
  Trade accounts receivable, less allowance for doubtful accounts
    of $510 in 1998 and $464 in 1997                                       24,483        22,884
  Inventories                                                               5,690         4,464
  Prepaid expenses and other                                                2,009         2,817
  Deferred income taxes                                                       417           543
                                                                         ----------------------
Total current assets                                                       48,291        46,980

Marketable securities                                                      34,601        33,917
Property and equipment, net                                                31,600        30,147
Excess of cost over net assets acquired, less accumulated amortization
  of $4,414 in 1998 and $4,207 in 1997                                     16,159        12,713
Other assets                                                                2,927         3,166
                                                                         ----------------------
Total assets                                                             $133,578      $126,923
                                                                         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                 $  3,596      $  3,393
  Accrued expenses                                                          6,960         8,128
  Income taxes payable                                                      5,364         4,061
  Notes payable to banks                                                    4,509         4,685
  Current portion of long-term debt and capital lease obligations             441           430
                                                                         ----------------------
Total current liabilities                                                  20,870        20,697

Long-term debt                                                             40,000        40,000
Capital lease obligations                                                   4,744         4,854
Other                                                                       1,289         1,308
Deferred income taxes                                                       3,936         4,156

STOCKHOLDERS' EQUITY:
  Common stock                                                                180           160
  Preferred stock                                                              --            --
  Additional paid-in capital                                               78,166        79,243
  Accumulated deficit                                                     (12,926)      (21,140)
  Accumulated comprehensive income, net                                       864           965
                                                                         ----------------------
                                                                           66,284        59,228
  Treasury stock, at cost                                                  (3,545)       (3,320)
                                                                         ----------------------
Total stockholders' equity                                                 62,739        55,908
                                                                         ----------------------
Total liabilities and stockholders' equity                               $133,578      $126,923
                                                                         ======================

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                  1998         1997
                                                --------------------
Net sales                                       $31,011      $26,192
Cost of sales                                    16,352       15,163
Selling, general, and administrative expenses     8,313        7,281
                                                --------------------
Operating income                                  6,346        3,748

Other income (expense)
  Interest and dividend income                      776          309
  Other income                                      373           --
  Interest expense                                 (909)        (907)
                                                --------------------
                                                    240         (598)
                                                --------------------

Income before income taxes                        6,586        3,150

Income tax provision                              2,634        1,260
                                                --------------------

Net income                                        3,952        1,890

Preferred dividends                                (114)        (285)
Discount on redemption of preferred stock         5,832           --
                                                --------------------
Net income available for common shares          $ 9,670      $ 1,605
                                                ====================

Earnings per share:
  Basic                                         $  0.45      $  0.08
  Diluted                                       $  0.45      $  0.08

Weighted average number of common and common
  equivalent shares outstanding                  21,303       19,904
Dividends per Class A common share              $ 0.065      $ 0.065

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                   Three Months Ended March 31, 1998 and 1997
                                 (In Thousands)


                                                                                          1998           1997
                                                                                       -----------------------
OPERATING ACTIVITIES
Net income                                                                             $  3,952       $  1,890
Adjustments to reconcile net income to cash provided by (used in) operating activities:
    Depreciation and amortization                                                         1,887          1,748
    Deferred income taxes                                                                   (94)            (8)
    Gain realized on sale of marketable securities                                         (373)            --
    Changes in operating assets and liabilities, net of effects from acquisitions:
        Trade accounts receivable                                                          (158)             7
        Inventories                                                                      (1,086)          (963)
        Prepaid expenses and other                                                          814            954
        Trade accounts payable and accrued expenses                                      (1,451)        (5,636)
        Income taxes payable                                                              1,303          1,260
                                                                                       -----------------------
Net cash provided by (used in) operating activities                                       4,794           (748)

INVESTING ACTIVITIES
Proceeds from disposal of operating division                                                 --         93,485
Proceeds from sale of marketable securities                                               5,755             --
Proceeds from disposal of property and equipment                                             --            441
Purchase of marketable securities                                                        (5,898)        (9,937)
Purchases of property and equipment                                                      (2,355)        (1,804)
Acquisitions, net of cash acquired                                                       (1,938)            --
Other                                                                                       266           (485)
                                                                                       -----------------------
Net cash provided by (used in) investing activities                                      (4,170)        81,700

FINANCING ACTIVITIES
Issuance of common stock                                                                 16,029             --
Redemption of preferred stock                                                           (14,715)            --
Principal payments on debt                                                                 (165)       (27,237)
Principal payments on capital lease obligations                                            (110)          (104)
Principal payments on notes payable to stockholders                                                     (5,765)
Cash dividends                                                                           (1,570)        (1,575)
Purchase of common stock                                                                   (230)          (444)
Other                                                                                      (123)          (234)
                                                                                       -----------------------
Net cash provided by (used in) financing activities                                        (884)       (35,359)
                                                                                       -----------------------
Net increase (decrease)  in cash and cash equivalents                                      (260)        45,593
Cash and cash equivalents beginning of period                                             4,022            483
                                                                                       -----------------------
Cash and cash equivalents end of period                                                $  3,762       $ 46,076
                                                                                       =======================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisition                                            $  3,469       $     --
Dividends issued in the form of Class A common stock                                          1              3
Cash paid for interest                                                                      744          1,594
Cash paid for income taxes                                                                1,807             20

See accompanying notes.

                                  Schawk, Inc.

               Notes to Consolidated Interim Financial Statements
                 (Thousands of dollars, except per share data)


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1997.

NOTE 2.  INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 3.  DESCRIPTION OF BUSINESS

Schawk, Inc. is a leading provider of digital imaging prepress services for the consumer products industry in the United States and Canada primarily serving consumer products businesses. The Company offers a complete line of high quality prepress services, digital image management, digital photography and art production. The Company also provides services for point-of-sale, advertising and direct mail.

NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                       March 31  December 31
                                                         1998        1997
                                                         ----        ----
Raw materials                                         $  1,244    $  1,239
Work in process                                          5,351       4,130
                                                      --------    --------
                                                         6,595       5,369
Less: LIFO reserve                                        (905)       (905)
                                                      --------    --------
                                                      $  5,690    $  4,464
                                                      ========    ========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       March 31  December 31
                                                         1998        1997
                                                         ----        ----
Land and improvements                                 $  1,140    $    520
Building and improvements                                7,880       7,872
Machinery and equipment                                 51,885      49,567
Leasehold improvements                                   4,180       3,998
Building and improvements under capital leases           7,500       7,500
                                                      --------    --------
                                                        72,585      69,457
Accumulated depreciation and amortization              (40,985)    (39,310)
                                                      --------    --------
                                                      $ 31,600    $ 30,147
                                                      ========    ========

NOTE 6.  INVESTMENTS

At March 31, 1998 all of the Company's investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized appreciation on these securities totaled $2,006 ($1,156 net of tax effects) at March 31, 1998 and is included as a separate component of stockholders' equity.

The following is a summary of available for sale securities at March 31, 1998:


                                                        Gross
                                                      Unrealized     Estimated Fair
                                             Cost       Gains             Value
                                             ----       -----             -----
Equity securities and equity mutual funds  $ 7,264      $1,603          $ 8,867
U.S. Treasury and U.S. Government notes      5,421          30            5,451
Corporate bonds                              4,206          24            4,230
Bond mutual funds                           27,634         349           27,983
                                           ------------------------------------
                                           $44,525      $2,006          $46,531

During the three month period ended March 31, 1998 available-for-sale securities were sold with a fair value at date of sale of $5,755 including a gross realized gain of $373.

The following is a summary of available-for-sale securities by maturity date:



                                                                     Estimated Fair
                                             Cost                         Value
                                             ----                         -----
Due in one year or less                    $14,490                      $14,585
Due after one year through five years       21,819                       22,121
Due after five years through ten years         952                          958
                                           -------                      -------
Total debt securities                       37,261                       37,664
Equity securities                            7,264                        8,867
                                           -------                      -------
                                           $44,525                      $46,531

Amounts shown as short term investments on the balance sheet at March 31, 1998 represent management's estimates of amounts available for current operations.

NOTE 7.  EARINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share is computed by dividing net income less preferred dividends, plus the discount on the redemption of preferred stock, by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing net income less preferred dividends, plus the discount on the redemption of preferred stock, by weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the period.

The following table sets forth the computation of basic and diluted earnings per share:


                                                 Three months ended March 31
                                                   1998               1997
                                                 ---------------------------
Net income                                       $ 3,952             $ 1,890
Preferred stock dividends                           (114)               (285)
Discount on redemption of preferred stock          5,832                  --
                                                 -------             -------

Income available for common shareholders         $ 9,670             $ 1,605
                                                 =======             =======

Weighted average shares                           21,257              19,885
Effect of dilutive employee stock options             46                  19
                                                 -------             -------
Adjusted weighted average shares and
  assumed conversions                             21,303              19,904
                                                 =======             =======

Basic earnings per share                         $  0.45             $  0.08
                                                 =======             =======

Diluted earnings per share                       $  0.45             $  0.08
                                                 =======             =======

NOTE 8.  SEGMENT REPORTING

The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for the three months ended March 31, 1998 and 1997 by geographic area is as follows:


1998                       UNITED STATES        CANADA         TOTAL
Sales                      $26,588              $4,423         $31,011
Operating income             6,040                 306           6,346
Identifiable assets        120,391              13,187         133,578

1997                       UNITED STATES        CANADA         TOTAL

Sales                      $22,054              $4,138         $26,192
Operating income             3,556                 192           3,748
Identifiable assets        117,987              12,612         130,599

NOTE 9.  STOCK OFFERING

In February 1998 the Company completed a public offering of 3,450 shares of Class A common stock. The Company issued 1,950 of the shares and certain stockholders of the Company sold the remaining 1,500 shares. The Company did not receive any of the proceeds from the sale of stock by participating stockholders. The proceeds of the offering to the Company after deducting estimated underwriting discounts, commissions and expenses of the offering were $16,029. The proceeds were used to redeem all of the Company's outstanding Series A and Series B stock. The preferred stock was redeemed at a discount of $6,035 from its liquidation value of $20,607. This discount was recorded as additional income (after net income) available to common shareholders in the first quarter of 1998.

NOTE 10. COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Statement 130 requires unrealized gains and losses on the Company's available-for -sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:


                                                   1998           1997
                                                  ------         ------
Net income                                        $3,952         $1,890
Unrealized gains on securities                      (118)            --
Foreign currency translation adjustments              17           (128)
                                                  ------         ------
Comprehensive income                              $3,851         $1,762
                                                  ======         ======

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:


                                                   1998           1997
                                                  ------         ------
Unrealized gains on securities                    $1,156         $1,274
Foreign currency translation adjustments            (292)          (309)
                                                  ------         ------
Accumulated comprehensive income                  $  864         $  965
                                                  ======         ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing, and the Company's technological advancements in the imaging industry, are not statements of historical fact and are forward-looking statements with in the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the ability of the Company to implement its growth strategy, to identify and exploit industry trends, and to exploit technological advances in the imaging industry.


NET SALES Of $31,011 for the first quarter of 1998 represents an 18.4% increase from sales of $26,192 for the same period in 1997. The increase was attributable to higher revenues due to expansion of business with the existing client base and additional new consumer products clients won during the latter part of 1997. Substantially all of the increase in sales in the first quarter was from internal growth.

COST OF SALES for the first quarter of 1998 decreased to 52.7% from 57.9% of net sales for the same period in 1997, as the Company experienced operating efficiencies from increased volume over its fixed operating costs. The sales mix of high margin projects also contributed to the decrease in cost of sales as a percentage of sales.

OPERATING INCOME in the first quarter of 1998 increased 69.3% to $6,346 from $3,748 for the same period in 1997. This increase was due to the cost of sales improvement previously described as well as lower selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses decreased to 26.8% of sales for the first quarter of 1998 from 27.8% of sales for the same period in 1997. Sales volume increases resulted in efficiencies leveraging the fixed portion of selling, general and administrative expenses.

OTHER INCOME (EXPENSE) increased to $240 for the first quarter of 1998 compared with $(598) for the same period of 1997. While interest expense remained constant over the periods, investment income increased substantially as the Company earned income on the invested proceeds from the divestiture of it Plastics business segment in February of 1997.

INCOME BEFORE INCOME TAXES increased to $6,586 for the first quarter of 1998 from $3,150 for the same period of 1997 for the reasons previously discussed.

INCOME TAX PROVISION remained constant at an effective tax rate of 40% of pre-tax income for the first quarter of 1998 and 1997.

NET INCOME increased 109.1% to $3,952 for the first quarter of 1998 from $1,890 for the same period of 1997 for the reasons previously discussed.

PREFERRED DIVIDENDS decreased to $114 for the first quarter of 1998 from $285 for the same period of 1997 as the Company repurchased all of the preferred stock outstanding in February of 1998.

DISCOUNT ON REDEMPTION OF PREFERRED STOCK resulted in non-recurring income available for common shares of $5,832 as the Company repurchased its outstanding preferred stock at a discount over its liquidation value of $20,607.

BASIC AND DILUTED EARNINGS PER SHARE increased to $0.45 for the first quarter of 1998 from $0.08 for the same period in 1997. Earnings per share without the non-recurring benefit from the repurchase of the Company's preferred stock would have been $0.18. Weighted average common and common equivalent shares outstanding increased to 21,303 for the first quarter of 1998 from 19,904 for the same period of 1997 primarily as a result of an offering of common stock in February of 1998, stock issued in connection with an acquisition during March of 1998, and shares repurchased under its common stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $10,000 unsecured credit facility and its consolidated Canadian subsidiary maintains a Cdn $10,000 unsecured working capital facility. Both facilities are due on demand. The domestic credit facility was unused at March 31, 1998 and the Canadian credit facility had approximately U.S. $5,500 available at March 31, 1998.

The Company held invested balances at March 31, 1998 of $46,531 (including $11,930 classified as short term investments) in bond mutual funds, equity mutual funds, U.S. Treasury and U.S. Government notes, corporate bonds, and equity securities. These funds are available-for-sale to provide for acquisitions and corporate requirements. Unrealized appreciation on these investments of $2,006 ($1,156 net of tax effects) at March 31, 1998, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity. The Company has entered into a 90 day options collar agreement to hedge the impact of market volatility in the investment in equity mutual funds. The cost of the contract was $16 and it limits the Company's losses to $160 and its potential gains to $360 on its equity mutual fund over the life of the contract.

At March 31, 1998, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40,000 due in installments from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) US $4,500 of borrowings under the Company's Canadian subsidiary's working capital facility.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and investments, cash generated through future operations, or through short term financing.

Capital expenditures of $2,355 were made during the first quarter of 1998 for land, machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first quarter of 1998 totaled $1,887.

YEAR 2000 COMPLIANCE

The Company has upgraded or replaced its computer software and systems which the Company believes accommodates the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that additional costs with regard to year 2000 compliance will be material to its financial condition or results of operations. The Company does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.

STOCK OFFERING

In February 1998, the company issued 1,950 shares of Class A Common Stock in an underwritten public offering at price of $9.00 per share. The proceeds from the sale of the stock net of underwriting discounts, commissions and estimated expenses, were approximately $16,000. Proceeds from the sale of the stock were used to repurchase 15,400 shares of Series A Preferred Stock of the Company and 5,207 shares of Series B Preferred Stock of the Company for $14,715 and the remaining proceeds are available for general corporate requirements.

SEASONALITY

Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity. However, this did not occur during the fourth quarter of 1997 or the first quarter of 1998 and the Company believes that this seasonal effect on the Company's revenues will be less pronounced in the future as a result of frequent redesigns of packaging for promotional and other reasons.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K

    No forms on 8-K were filed during the three month period ended March 31,
    1998

(B) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of May, 1998.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
-----------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
-----------------------------
Executive Vice President and Chief Financial Officer




/s/ Dennis D. Wilson
-----------------------------
Director of Financial Reporting and Chief Accounting Officer