Form 10-Q
period 1998-06-30
SCHAWK INC
filed 1998-08-12
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarter ended June 30, 1998 Commission File Number 1-9335

                                 ---------------

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

                          Yes    X           No
                               -----            -----

 The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998, are:
              22,273,386 shares, Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 14.


================================================================================

PART I
                                  Schawk, Inc.
                          Consolidated Balance Sheets
                                 (In Thousands)


                                                                         JUNE 30,
                                                                           1998      DECEMBER 31,
                                                                        (UNAUDITED)      1997
                                                                        -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  13,081    $   4,022
  Short term investments                                                    12,120       12,250
  Trade accounts receivable, less allowance for doubtful accounts
    of $586 in 1998 and $464 in 1997                                        23,570       22,884
  Inventories                                                                5,693        4,464
  Prepaid expenses and other                                                 1,817        2,817
  Deferred income taxes                                                        417          543
                                                                         ---------    ---------
Total current assets                                                        56,698       46,980
Marketable securities                                                       24,999       33,917
Property and equipment, net                                                 31,277       30,147
Excess of cost over net assets acquired, less accumulated amortization
  of $4,623 in 1998 and $4,207 in 1997                                      15,825       12,713
Other assets                                                                 2,621        3,166
                                                                         ---------    ---------
Total assets                                                             $ 131,420    $ 126,923
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $   3,573    $   3,393
   Accrued expenses                                                          7,888        8,128
   Income taxes payable                                                      1,579        4,061
   Notes payable to banks                                                    3,917        4,685
   Current portion of long-term debt and capital lease obligations             452          430
                                                                         ---------    ---------
Total current liabilities                                                   17,409       20,697
Long-term debt                                                              40,000       40,000
Capital lease obligations                                                    4,623        4,854
Other                                                                        1,266        1,308
Deferred income taxes                                                        3,208        4,156

STOCKHOLDERS' EQUITY:
   Common stock                                                                180          160
   Preferred stock                                                            --           --
   Additional paid-in capital                                               78,146       79,243
   Accumulated deficit                                                      (9,355)     (21,140)
   Accumulated comprehensive income, net                                      (253)         965
                                                                         ---------    ---------
                                                                            68,718       59,228
   Treasury stock, at cost                                                  (3,804)      (3,320)
                                                                         ---------    ---------
Total stockholders' equity                                                  64,914       55,908
                                                                         ---------    ---------
Total liabilities and stockholders' equity                               $ 131,420    $ 126,923
                                                                         =========    =========

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
                   Three Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                  1998        1997
                                                --------    --------
Net sales                                       $ 34,050    $ 29,397
Cost of sales                                     18,334      16,167
Selling, general, and administrative expenses      8,988       8,374
                                                --------    --------
Operating income                                   6,728       4,856
Other income (expense)
   Interest and dividend income                      779         997
   Interest expense                                 (903)       (966)
   Other income                                    1,763         141
                                                --------    --------
                                                   1,639         172
                                                --------    --------
Income before income taxes                         8,367       5,028
Income tax provision                               3,348       2,011
                                                --------    --------

Net income                                         5,019       3,017
Preferred dividends                                 --          (285)
                                                --------    --------
Net income available for common shares          $  5,019    $  2,732
                                                ========    ========

Earnings per share:
   Basic                                        $   0.23    $   0.14
   Diluted                                      $   0.22    $   0.14
Weighted average number of common and common
  equivalent shares outstanding                   22,549      19,861
Dividends per Class A common share              $  0.065    $  0.065

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
                    Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                  1998        1997
                                                --------    --------
Net sales                                       $ 65,061    $ 55,589
Cost of sales                                     34,686      31,330
Selling, general, and administrative expenses     17,301      15,655
                                                --------    --------
Operating income                                  13,074       8,604
Other income (expense)
   Interest and dividend income                    1,555       1,306
   Interest expense                               (1,812)     (1,873)
   Other income                                    2,136         141
                                                --------    --------
                                                   1,879        (426)
                                                --------    --------
Income before income taxes                        14,953       8,178
Income tax provision                               5,982       3,271
                                                --------    --------
Net income                                         8,971       4,907
Preferred dividends                                 (114)       (570)
Discount on redemption of preferred stock          5,832        --
                                                --------    --------
Net income available for common shares          $ 14,689    $  4,337
                                                ========    ========
Earnings per share:
   Basic                                        $   0.68    $   0.22
   Diluted                                      $   0.67    $   0.22
Weighted average number of common and common
  equivalent shares outstanding                   21,931      19,883
Dividends per Class A common share              $   0.13    $   0.13

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                                 (In Thousands)


                                                                                  1998         1997
                                                                                 --------    --------
OPERATING ACTIVITIES
Net income                                                                       $  8,971    $  4,907
Adjustments to reconcile net income to cash provided by (used in) operating activities:
  Depreciation and amortization                                                     3,750       3,510
  Deferred income taxes                                                              (822)       --
  Gain realized on sale of marketable securities                                   (2,136)       --
  Changes in operating assets and liabilities, net of effects from acquisitions:
   Trade accounts receivable                                                          755        (402)
   Inventories                                                                     (1,089)     (1,262)
   Prepaid expenses and other                                                       1,006       2,119
   Trade accounts payable and accrued expenses                                       (546)     (3,545)
   Income taxes payable                                                            (2,482)     (1,307)
                                                                                 --------    --------
Net cash provided by (used in) operating activities                                 7,407       4,020

INVESTING ACTIVITIES
Proceeds from disposal of operating division                                         --        93,485
Proceeds from sale of marketable securities                                        19,125        --
Proceeds from disposal of property and equipment                                     --           441
Purchase of marketable securities                                                  (7,941)    (55,519)
Purchases of property and equipment                                                (3,951)     (3,130)
Acquisitions, net of cash acquired                                                 (1,938)       --
Other                                                                                (219)     (1,146)
                                                                                 --------    --------
Net cash provided by (used in) investing activities                                 5,076      34,131

FINANCING ACTIVITIES
Issuance of common stock                                                           16,029        --
Redemption of preferred stock                                                     (14,715)       --
Principal payments on debt                                                           (746)    (27,379)
Principal payments on capital lease obligations                                      (231)       (213)
Principal payments on notes payable to stockholders                                  --        (5,765)
Cash dividends                                                                     (3,018)     (3,149)
Purchase of common stock                                                             (490)     (1,027)
Other                                                                                (253)       (211)
                                                                                 --------    --------
Net cash provided by (used in) financing activities                                (3,424)    (37,744)
                                                                                 --------    --------
Net increase (decrease)  in cash and cash equivalents                               9,059         407
Cash and cash equivalents beginning of period                                       4,022         483
                                                                                 --------    --------
Cash and cash equivalents end of period                                          $ 13,081    $    890
                                                                                 ========    ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisition                                      $  3,469    $     --
Dividends issued in the form of Class A common stock                                    2           5
Cash paid for interest                                                              1,517       2,368
Cash paid for income taxes                                                          8,700       4,449

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

NOTE 3. DESCRIPTION OF BUSINESS

Schawk, Inc. is a leading provider of digital imaging prepress services for the consumer products industry in the United States and Canada primarily serving the consumer products, advertising and promotional markets. The Company offers a complete line of high quality prepress services, digital image management, digital photography and art production. The Company also provides services for point-of-sale, advertising and direct mail.


NOTE 4. INVENTORIES

Inventories consist of the following:

                     June 30        December 31
                      1998             1997
                     -------        -----------

Raw materials        $ 1,252         $ 1,239
Work in process        5,346           4,130
                     -------         -------
                       6,598           5,369
Less: LIFO reserve      (905)           (905)
                     -------         -------
                     $ 5,693         $ 4,464
                     =======         =======


NOTE 5. PROPERTY AND EQUIPMENT


Property and equipment consist of the following:



                                                 June 30     December 31
                                                   1998         1997
                                                 --------    -----------
Land and improvements                            $    520    $    520
Building and improvements                           7,872       7,872
Machinery and equipment                            52,345      49,567
Leasehold improvements                              3,998       3,998
Building and improvements under capital leases      7,500       7,500
                                                 --------    --------
                                                   72,235      69,457
Accumulated depreciation and amortization         (40,958)    (39,310)
                                                 --------    --------
                                                 $ 31,277    $ 30,147
                                                 ========    ========


NOTE 6. INVESTMENTS


At June 30, 1998 all of the Company's investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized appreciation on these securities totaled $409 ($245 net of tax effects) at June 30, 1998 and is included as a separate component of stockholders' equity.

The following is a summary of available for sale securities at June 30, 1998:


                                                           Gross           Estimated
                                                         Unrealized          Fair
                                            Cost           Gains             Value
                                         ----------      ----------        ---------
Equity securities                         $    31        $    --            $    31
U.S. Treasury and U.S. Government notes     5,230             38              5,268
Corporate bonds                             3,271             26              3,297
Bond mutual funds                          28,178            345             28,523
                                          -------        -------            -------
                                          $36,710        $   409            $37,119
                                          =======        =======            =======

During the three month period ended June 30, 1998 available-for-sale securities were sold with a fair value at date of sale of $10,964 including a gross realized gain of $1,763.

The following is a summary of available-for-sale securities by maturity date:


                                                      Estimated
                                                        Fair
                                          Cost          Value
                                        -------       ----------
Due in one year or less                  $13,649        $13,749
Due after one year through five years     22,181         22,483
Due after five years through ten years       849            856
                                         -------        -------
Total debt securities                     36,679         37,088
Equity securities                             31             31
                                         -------        -------
                                         $36,710        $37,119
                                         =======        =======

Amounts shown as short term investments on the balance sheet at June 30, 1998 represent management's estimates of amounts available for current operations.

NOTE 7. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:


                                                                     Three months ended June 30
                                                                         1998        1997
                                                                     --------------------------
Net income                                                              $  5,019    $  3,017
Preferred stock dividends                                                   --          (285)
                                                                        --------    --------
Income available for common shareholders                                $  5,019    $  2,732
                                                                        ========    ========

Weighted average shares                                                   22,276      19,830
Effect of dilutive employee stock options                                    273          31
                                                                        --------    --------
Adjusted weighted average shares and
 assumed conversions                                                      22,549      19,861
                                                                        ========    ========
Basic earnings per share                                                $   0.23    $   0.14
                                                                        ========    ========
Diluted earnings per share                                              $   0.22    $   0.14
                                                                        ========    ========


                                                                      Six months ended June 30
                                                                          1998        1997
                                                                      ------------------------
Net income                                                              $  8,971    $  4,907
Preferred stock dividends                                                   (114)       (570)
Discount on redemption of preferred stock                                  5,832        --
                                                                        --------    --------
Income available for common shareholders                                $ 14,689    $  4,337
                                                                        ========    ========

Weighted average shares                                                   21,744      19,858
Effect of dilutive employee stock options                                    187          25
                                                                        --------    --------
Adjusted weighted average shares and
 assumed conversions                                                      21,931      19,883
                                                                        ========    ========
Basic earnings per share                                                $   0.68    $   0.22
                                                                        ========    ========
Diluted earnings per share                                              $   0.67    $   0.22
                                                                        ========    ========

NOTE 8. SEGMENT REPORTING

The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for the three and six months ended June 30, 1998 and 1997 by geographic area is as follows:


                          THREE MONTHS ENDED JUNE 30
1998                 UNITED STATES       CANADA          TOTAL

Sales                $ 29,156           $  4,894      $ 34,050
Operating income        6,384                344         6,728
Total assets          118,846             12,574       131,420



1997                             UNITED STATES      CANADA         TOTAL

Sales                               $25,388         $4,009       $29,397
Operating income                      4,836             20         4,856
Identifiable assets                 120,565         12,186       132,751

                                        SIX MONTHS ENDED JUNE 30
1998                             UNITED STATES     CANADA         TOTAL

Sales                               $55,743         $9,318       $65,061
Operating income                     12,421            653        13,074
Total assets                        118,846         12,574       131,420


1997                             UNITED STATES      CANADA         TOTAL

Sales                               $47,439         $8,150       $55,589
Operating income                      8,371            233         8,604
Identifiable assets                 120,565         12,186       132,751


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

The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 1998 and 1997 are as follows:



                                             Three months ended June 30
                                             --------------------------
                                                1998            1997
                                             ----------      ----------
Net income                                       $5,019         $3,017
Increase (decrease) in unrealized
appreciation of investments                        (911)         1,195
Foreign currency translation adjustments           (206)          (308)
                                                 ------         ------
Comprehensive income                             $3,902         $3,904
                                                 ======         ======

                                            Six months ended June 30
                                            ------------------------
                                              1998            1997
                                            ---------      ---------
Net income                                  $ 8,971         $ 4,907
Increase (decrease) in unrealized
 appreciation of investments                 (1,029)          1,195
Foreign currency translation adjustments       (189)           (107)
                                            -------         -------
Comprehensive income                        $ 7,753         $ 5,995
                                            =======         =======



The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:



                                               1998      1997
                                              ------    -------
Unrealized appreciation of investments        $  245    $ 1,274
Foreign currency translation adjustments        (498)      (309)
                                              ------    -------
Accumulated comprehensive income              $ (253)   $   965
                                              ======    =======

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

NET SALES Of $34,050 for the second quarter of 1998 represents an 15.8% increase from sales of $29,397 for the same period in 1997. The increase was attributable to higher revenues due to expansion of business with the existing client base and additional new consumer products clients won during the latter part of 1997. Internal sales growth accounted for 73.2% of the increase in the second quarter and the remainder was from a 1998 first quarter acquisition.

Net sales of $65,061 for the first half of 1998 represents a 17.0% increase from sales of $55,589 for the same period of 1997. Internal sales growth accounted for 81.4% of the sales growth and the balance was acquisition related.

COST OF SALES for the second quarter of 1998 decreased to 53.8% from 55.0% of net sales for the same period in 1997. Cost of sales decreased to 53.3% from 56.4% of net sales for the first half of 1998 versus the first half of 1997. The Company experienced operating efficiencies from increased volume over its fixed operating costs. The sales mix of high margin projects also contributed to the decrease in cost of sales as a percentage of sales.

OPERATING INCOME in the second quarter of 1998 increased 38.6% to $6,728 from $4,856 for the same period in 1997, and increased 52.0% to $13,074 for the first half of 1998 compared to $8,604 for the first half of 1997. This increase was due to the cost of sales improvement previously described as well as lower selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses decreased to 26.4% of sales for the second quarter of 1998 from 28.5% of sales for the same period in 1997, and decreased to 26.6% of sales for the first half of 1998 compared to 28.2% of sales for the first half of 1997. Sales volume increases resulted in efficiencies leveraging the fixed portion of selling, general and administrative expenses.

OTHER INCOME (EXPENSE) - NET increased to $1,639 for the second quarter of 1998 compared with $172 for the same period of 1997, and increased to $1,879 for the first half of 1998 from $(426) for the first half of 1997. Interest expense has remained relatively constant over the periods as the Company's debt level has remained stable. Interest and dividend income fluctuations result from the changes in the invested balances over periods shown. During the second quarter of 1998 the Company sold investments to provide additional liquidity for operations resulting in a gain of $1,763.

INCOME BEFORE INCOME TAXES increased to $8,367 for the second quarter of 1998 from $5,028 for the same period of 1997, and increased to $14,953 for the first half of 1998 from $8,178 for the first half of 1997 for the reasons previously discussed.

INCOME TAX PROVISION remained constant at an effective tax rate of 40% of pre-tax income for the second quarter of 1998 and 1997, and for the first half of 1998 and 1997.

NET INCOME increased 66.4% to $5,019 for the second quarter of 1998 from $3,017 for the same period of 1997, and increased 82.8% to $8,971 from $4,907 for the first half of 1998 compared to the first half of 1997 for the reasons previously discussed.

PREFERRED DIVIDENDS decreased to $114 for the first half of 1998 from $570 for the same period of 1997 as the Company repurchased all of the preferred stock outstanding in February of 1998.

DISCOUNT ON REDEMPTION OF PREFERRED STOCK resulted in non-recurring income available for common shares of $5,832 for the first half of 1998 as the Company repurchased its outstanding preferred stock at a discount over its liquidation value of $20,607 in February 1998.

BASIC AND DILUTED EARNINGS PER SHARE increased to $0.23 and $0.22, respectively for the second quarter of 1998 from $0.14 for the same period in 1997. Basic and diluted earnings per share increased to $0.68 and $0.67, respectively, for the first half of 1998 compared to $0.22 for the first half of 1997. Basic and diluted earnings per share for the first half of 1998 without the non-recurring benefit from the repurchase of the Company preferred stock would have been $0.41 and $0.40, respectively. Weighted average common and common equivalent shares outstanding increased to 22,549 for the second quarter of 1998 from 19,861 for the same period of 1997, and from 21,931 from 19,883 for the first half of 1998 compared to the first half of 1997, primarily as a result of an offering of common stock in February of 1998, stock issued in connection with acquisitions, increase in dilution from stock options, and reduced by shares repurchased under its common stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $10,000 unsecured credit facility and its consolidated Canadian subsidiary maintains a Cdn $10,000 unsecured working capital facility. Both facilities are due on demand. The domestic credit facility was unused at June 30, 1998 and the Canadian credit facility had approximately U.S. $2,900 available at June 30, 1998.

The Company held invested balances at June 30, 1998 of $37,119 (including $12,120 classified as short term investments) primarily in bond mutual funds, U.S. Treasury and U.S. Government notes, corporate bonds. These funds are available-for-sale to provide for acquisitions and corporate requirements. Unrealized appreciation on these investments of $408 ($245 net of tax effects) at June 30, 1998, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity.

At June 30, 1998, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40,000 due in installments from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) approximately US $3,900 of borrowings under the Company's Canadian subsidiary's working capital facility.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and investments, cash generated through future operations, or through short term financing.

Capital expenditures of $1,596 were made during the second quarter of 1998 and $3,951 for the first half of 1998 for land, machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the second quarter of 1998 totaled $1,863 and $3,750 for the first half of 1998.

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

SEASONALITY

Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity. However, this did not occur during the fourth quarter of 1997 or the first half of 1998 and the Company believes that this seasonal effect on the Company's revenues will be less pronounced in the future as a result of frequent redesigns of packaging for promotional and other reasons by its clients.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K

     No forms on 8-K were filed during the three month period ended June 30,
     1998

(B) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of August, 1998.


SCHAWK, INC.
--------------------------------------------------------------
(Registrant)




/s/ David A. Schawk
--------------------------------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
--------------------------------------------------------------
Senior Vice President and Chief Financial Officer




/s/ Dennis D. Wilson
--------------------------------------------------------------
Director of Financial Reporting and Chief Accounting Officer