Form 10-Q
period 1998-09-30
SCHAWK INC
filed 1998-11-12
CIK 719164

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1998 Commission File Number 1-9335
                                    --------

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

      Title of Each Class               Name of Exchange on  Which Registered
   ---------------------------        ------------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998, are: 22,090,904 shares, Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 17.


--------------------------------------------------------------------------------

PART I
                                  Schawk, Inc.
                          Consolidated Balance Sheets
                                 (In Thousands)


                                                                          SEPTEMBER 30,
                                                                               1998                   DECEMBER 31,
                                                                           (UNAUDITED)                    1997
                                                                          -------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  1,634                 $    4,022
   Short term investments                                                      18,342                     12,250
   Trade accounts receivable, less allowance for doubtful accounts
     of $694 in 1998 and $464 in 1997                                          32,737                     22,884
   Inventories                                                                  6,241                      4,464
   Prepaid expenses and other                                                   2,520                      2,817
   Deferred income taxes                                                          415                        543
                                                                          -------------------------------------------
Total current assets                                                           61,889                     46,980

Marketable securities                                                           7,102                     33,917
Property and equipment, net                                                    36,122                     30,147
Excess of cost over net assets acquired, less accumulated amortization
   of $ 4,895 in 1998 and $4,207 in 1997                                       26,782                     12,713
Other assets                                                                    3,031                      3,166
                                                                          -------------------------------------------
Total assets                                                                 $134,926                   $126,923
                                                                          ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                    $  3,829                   $  3,393
   Accrued expenses                                                            11,278                      8,128
   Income taxes payable                                                         1,565                      4,061
   Notes payable to banks                                                       3,721                      4,685
   Current portion of long-term debt and capital lease obligations              5,463                        430
                                                                          -------------------------------------------
Total current liabilities                                                      25,856                     20,697

Long-term debt                                                                 35,000                     40,000
Capital lease obligations                                                       4,972                      4,854
Other                                                                           1,195                      1,308
Deferred income taxes                                                           3,249                      4,156

STOCKHOLDERS' EQUITY:
   Common stock                                                                   181                        160
   Preferred stock                                                                 --                         --
   Additional paid-in capital                                                  79,766                     79,243
   Accumulated deficit                                                         (6,528)                   (21,140)
   Accumulated comprehensive income (loss), net                                  (602)                       965
                                                                          -------------------------------------------
                                                                               72,817                     59,228
   Treasury stock, at cost                                                     (8,163)                    (3,320)
                                                                          -------------------------------------------
Total stockholders' equity                                                     64,654                     55,908
                                                                          -------------------------------------------
Total liabilities and stockholders' equity                                   $134,926                   $126,923
                                                                          ===========================================

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
                 Three Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                               1998                       1997
                                                                          -------------------------------------------
Net sales                                                                    $ 37,692                    $ 29,568
Cost of sales                                                                  20,577                      16,523
Selling, general, and administrative expenses                                   9,972                       7,872
                                                                          -------------------------------------------
Operating income                                                                7,143                       5,173

Other income (expense)
   Interest and dividend income                                                   614                         843
   Interest expense                                                              (906)                       (918)
   Other income                                                                   368                         422
                                                                          -------------------------------------------
                                                                                   76                         347
                                                                          -------------------------------------------

Income before income taxes                                                      7,219                       5,520

Income tax provision                                                            2,934                       2,208
                                                                          -------------------------------------------

Net income                                                                      4,285                       3,312

Preferred dividends                                                                --                        (285)
                                                                          -------------------------------------------
Net income available for common shares                                       $  4,285                    $  3,027
                                                                          ===========================================

Earnings per share:
   Basic                                                                     $   0.19                    $   0.15
   Diluted                                                                   $   0.19                    $   0.15

Weighted average number of common and common
   equivalent shares outstanding                                               22,538                      19,904
Dividends per Class A common share                                           $  0.065                    $  0.065

See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                               1998                       1997
                                                                          -------------------------------------------
Net sales                                                                    $102,753                    $ 85,157
Cost of sales                                                                  55,263                      47,853
Selling, general, and administrative expenses                                  27,273                      23,527
                                                                          -------------------------------------------
Operating income                                                               20,217                      13,777

Other income (expense)
   Interest and dividend income                                                 2,169                       2,149
   Interest expense                                                            (2,718)                     (2,791)
   Other income                                                                 2,504                         563
                                                                          -------------------------------------------
                                                                                1,955                         (79)
                                                                          -------------------------------------------

Income before income taxes                                                     22,172                      13,698

Income tax provision                                                            8,916                       5,479
                                                                          -------------------------------------------

Net income                                                                     13,256                       8,219

Preferred dividends                                                              (114)                       (855)
Discount on redemption of preferred stock                                       5,832                          --
                                                                          -------------------------------------------
Net income available for common shares                                       $ 18,974                    $  7,364
                                                                          ===========================================

Earnings per share:
   Basic                                                                     $   0.85                    $   0.37
   Diluted                                                                   $   0.84                    $   0.37

Weighted average number of common and common
   equivalent shares outstanding                                               22,475                      19,879
Dividends per Class A common share                                           $  0.195                    $  0.195

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                                 (In Thousands)

                                                                               1998                       1997
                                                                          -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                  $  13,256                $      8,219
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              5,907                       5,309
     Deferred income taxes                                                       (842)                      1,303
     Gain realized on sale of marketable securities                            (2,504)                       (567)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                             (3,198)                     (2,718)
         Inventories                                                           (1,343)                     (1,612)
         Prepaid expenses and other                                               848                       3,798
         Trade accounts payable and accrued expenses                              745                      (3,394)
         Income taxes payable                                                  (2,539)                     (6,432)
                                                                          -------------------------------------------
Net cash provided by (used in) operating activities                            10,330                       3,906

INVESTING ACTIVITIES
Proceeds from disposal of operating division                                       --                      93,485
Proceeds from sale of marketable securities                                    35,602                       2,789
Proceeds from disposal of property and equipment                                   --                         441
Purchase of marketable securities                                             (14,217)                    (52,985)
Purchases of property and equipment                                            (5,764)                     (5,458)
Acquisitions, net of cash acquired                                            (20,369)                         --
Other                                                                           1,077                        (749)
                                                                          -------------------------------------------
Net cash provided by (used in) investing activities                            (3,671)                     37,523

FINANCING ACTIVITIES
Issuance of common stock                                                       16,469                         390
Redemption of preferred stock                                                 (14,715)                         --
Principal payments on debt                                                       (931)                    (27,886)
Principal payments on capital lease obligations                                  (320)                       (322)
Principal payments on notes payable to stockholders                                --                      (5,765)
Cash dividends                                                                 (4,472)                     (4,723)
Purchase of common stock                                                       (4,853)                     (1,389)
Other                                                                            (225)                       (339)
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                            (9,047)                    (40,034)
                                                                          -------------------------------------------
Net increase (decrease)  in cash and cash equivalents                          (2,388)                      1,395
Cash and cash equivalents beginning of period                                   4,022                         483
                                                                          -------------------------------------------
Cash and cash equivalents end of period                                     $   1,634                $      1,878
                                                                          ===========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions                                $   5,016                $         --
Dividends issued in the form of Class A common stock                                3                           6
Cash paid for interest                                                          2,258                       3,091
Cash paid for income taxes                                                     11,800                      10,876


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

NOTE 3.       DESCRIPTION OF BUSINESS

Schawk, Inc. is a leading provider of digital imaging prepress services for the consumer products industry in North America primarily serving the consumer products, packaging, advertising and promotional markets. The Company offers a complete line of high quality prepress services, digital image management, digital photography and art production. The Company also provides services for point-of-sale, advertising and direct mail.

NOTE 4.       INVENTORIES

Inventories consist of the following:

                                                     September 30          December 31
                                                         1998                 1997
                                                         ----                 ----
Raw materials                                           $1,595               $1,239
Work in process                                          5,551                4,130
                                                        ------               ------
                                                         7,146                5,369
Less: LIFO reserve                                        (905)                (905)
                                                        -------              -------
                                                        $6,241               $4,464
                                                        ======               ======

NOTE 5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                      September 30          December 31
                                                          1998                 1997
                                                          ----                 ----
Land and improvements                                   $ 1,119              $   520
Building and improvements                                 7,840                7,872
Machinery and equipment                                  66,151               49,567
Leasehold improvements                                    4,402                3,998
Building and improvements under capital leases            7,500                7,500
                                                        -------              -------
                                                         87,012               69,457
Accumulated depreciation and amortization               (50,890)             (39,310)
                                                        --------             --------
                                                        $36,122              $30,147
                                                        =======              =======

NOTE 6.  INVESTMENTS

At September 30, 1998 all of the Company's investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized appreciation on these securities totaled $282 ($169 net of tax effects) at September 30, 1998 and is included as a separate component of stockholders' equity.

The following is a summary of available for sale securities at September 30, 1998:

                                                                            Gross
                                                                         Unrealized      Estimated Fair
                                                           Cost             Gains            Value
                                                           ----             -----            -----
Equity securities                                        $    58             $  --          $    58
U.S. Treasury and U.S. Government notes                       --                --               --
Bank notes                                                 5,880                --            5,880
Bond mutual funds                                         19,224               282           19,506
                                                         -------              ----          -------
                                                         $25,162              $282          $25,444
                                                         =======              ====          =======

During the nine month period ended September 30, 1998 available-for-sale securities were sold with a fair value at date of sale of $35,602 including a gross realized gain of $2,504.

The following is a summary of available-for-sale securities by maturity date:

                                                                                        Estimated Fair
                                                           Cost                              Value
                                                           ----                              -----
Due in one year or less                                  $18,075                             $18,342
Due after one year through five years                      7,029                               7,044
Due after five years through ten years                        --                                  --
                                                         -------                            --------
Total debt securities                                     25,104                              25,386
Equity securities                                             58                                  58
                                                         -------                             -------
                                                         $25,162                             $25,444
                                                         =======                             =======

Amounts shown as short term investments on the balance sheet at September 30, 1998 represent management's estimates of amounts available for current operations.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three months ended September 30
                                                           1998                               1997
                                                     ----------------------------------------------------
Net income                                              $  4,285                           $  3,312
Preferred stock dividends                                     --                               (285)
                                                     -----------------                  -----------------

Income available for common shareholders                $  4,285                           $  3,027
                                                     =================                  =================

Weighted average shares                                   22,261                             19,822
Effect of dilutive employee stock options                    277                                 82
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    22,538                             19,904
                                                     =================                  =================

Basic earnings per share                                $   0.19                           $   0.15
                                                     =================                  =================

Diluted earnings per share                              $   0.19                           $   0.15
                                                     =================                  =================


                                                               Nine months ended September 30
                                                           1998                               1997
                                                     ----------------------------------------------------
Net income                                             $  13,256                           $  8,219
Preferred stock dividends                                   (114)                              (855)
Discount on redemption of preferred stock                  5,832                                 --
                                                     -----------------                  -----------------

Income available for common shareholders               $  18,974                           $  7,364
                                                     =================                  =================

Weighted average shares                                   22,267                             19,834
Effect of dilutive employee stock options                    208                                 45
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    22,475                             19,879
                                                     =================                  =================

Basic earnings per share                               $    0.85                           $   0.37
                                                     =================                  =================

Diluted earnings per share                             $    0.84                           $   0.37
                                                     =================                  =================

NOTE 8.       SEGMENT REPORTING

The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for the three and nine months ended September 30, 1998 and 1997 by geographic area is as follows:


                                                               THREE MONTHS ENDED SEPTEMBER 30
1998                                                 UNITED STATES              CANADA           TOTAL
Sales                                                   $ 32,985                $ 4,707         $ 37,692
Operating income                                           6,631                    512            7,143
Identifiable assets                                      121,846                 13,080          134,926

                                                               THREE MONTHS ENDED SEPTEMBER 30
1997                                                 UNITED STATES              CANADA           TOTAL
Sales                                                   $ 24,849                $ 4,719         $ 29,568
Operating income                                           4,944                    229            5,173
Identifiable assets                                      116,554                 12,997          129,551

                                                               NINE MONTHS ENDED SEPTEMBER 30
1998                                                 UNITED STATES              CANADA           TOTAL

Sales                                                   $ 88,728               $ 14,025        $ 102,753
Operating income                                          19,052                  1,165           20,217
Identifiable assets                                      121,846                 13,080          134,926


1997                                                 UNITED STATES              CANADA           TOTAL

Sales                                                   $ 72,288               $ 12,869         $ 85,157
Operating income                                          13,315                    462           13,777
Identifiable assets                                      116,554                 12,997          129,551

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

The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 1998 and 1997 are as follows:


                                                               Three months ended September 30
                                                     ----------------------------------------------------
                                                           1998                               1997
                                                     -----------------                  -----------------
Net income                                                $4,285                             $3,312
Increase  (decrease) in unrealized  appreciation of
investments                                                  (76)                              (363)
Foreign currency translation adjustments                    (273)                              (105)
                                                     =================                  =================
Comprehensive income                                      $3,936                             $2,844
                                                     =================                  =================


                                                               Nine months ended September 30
                                                     ----------------------------------------------------
                                                           1998                               1997
                                                     -----------------                  -----------------
Net income                                               $13,256                             $8,219
Increase  (decrease) in unrealized  appreciation of
investments                                               (1,105)                             1,558
Foreign currency translation adjustments                    (462)                              (212)
                                                     =================                  =================
Comprehensive income                                     $11,689                             $9,565
                                                     =================                  =================

The components of accumulated comprehensive income (loss), net of related tax, at September 30, 1998 and December 31, 1997 are as follows:


                                                           1998                               1997
                                                     -----------------                  -----------------
Unrealized appreciation of investments                     $ 169                             $1,274
Foreign currency translation adjustments                    (771)                              (309)
                                                     =================                  =================
Accumulated comprehensive income                           $(602)                            $  965
                                                     =================                  =================

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


NET SALES Of $37,692 for the third quarter of 1998 represents a 27.5% increase from sales of $29,568 for the same period in 1997. The increase was attributable to higher revenues due to expansion of business with the existing client base and additional new consumer products clients won during the latter part of 1997. Sales from new and existing customers increased by 10.2% and the remaining increase was due to acquisitions.

Net sales of $102,753 for the first nine months of 1998 represents a 20.7% increase from sales of $85,157 for the same period of 1997. Sales from new and existing customers increased by 12.6% and the remainder of the increase was due to acquisitions.

COST OF SALES for the third quarter of 1998 decreased to 54.6% from 55.9% of net sales for the same period in 1997. Cost of sales decreased to 53.8% from 56.2% of net sales for the first nine months of 1998 versus the same period of 1997. The Company experienced operating efficiencies from increased volume over its fixed operating costs. The sales mix of high margin projects also contributed to the decrease in cost of sales as a percentage of sales.

OPERATING INCOME in the third quarter of 1998 increased 38.1% to $7,143 from $5,173 for the same period in 1997, and increased 46.7% to $20,217 for the first nine months of 1998 compared to $13,777 for the first nine months of 1997. This increase was primarily due to the cost of sales improvement previously described. Lower selling, general and administrative expenses as a percentage of sales also contributed to higher operating income. Selling, general and administrative expenses decreased to 26.5% of sales for the third quarter of 1998 from 26.6% of sales for the same period in 1997, and decreased to 26.5% of sales for the first nine months of 1998 compared to 27.6% of sales for the first nine months of 1997. Sales volume increases resulted in efficiencies leveraging the fixed portion of selling, general and administrative expenses.

OTHER INCOME (EXPENSE) - NET decreased to $76 for the third quarter of 1998 compared with $347 for the same period of 1997, but increased to $1,955 for the first nine months of 1998 from $(79) for the first nine months of 1997. Interest expense has remained relatively constant over the periods as the Company's debt level has remained stable and most of its borrowings are at fixed rates. Interest and dividend income have steadily declined as a result of the changes in the invested balances over the periods shown. During the first nine months of 1998 the Company sold investments to provide additional liquidity for acquisitions resulting in a gain of $2,504.

INCOME BEFORE INCOME TAXES increased to $7,219 for the third quarter of 1998 from $5,520 for the same period of 1997, and increased to $22,172 for the first nine months of 1998 from $13,698 for the first nine months of 1997 for the reasons previously discussed.

INCOME TAX PROVISION increased to 40.6% of pretax income during the third quarter of 1998, as the Company derived a larger percentage of its income from higher taxed states. The Company's previous effective tax rate was 40%. The Company's effective tax rate is expected to increase to 41% over the next twelve months.

NET INCOME increased 29.4% to $4,285 for the third quarter of 1998 from $3,312 for the same period of 1997, and increased 61.3% to $13,256 from $8,219 for the nine months of 1998 compared to the first nine months of 1997 for the reasons previously discussed.

PREFERRED DIVIDENDS decreased to $114 for the first nine months of 1998 from $855 for the same period of 1997 as the Company repurchased all of the preferred stock outstanding in February of 1998.

DISCOUNT ON REDEMPTION OF PREFERRED STOCK resulted in non-recurring income available for common shares of $5,832 for the first nine months of 1998 as the Company repurchased its outstanding preferred stock at a discount compared to its liquidation value of $20,607 in February 1998.

BASIC AND DILUTED EARNINGS PER SHARE increased to $0.19 for the third quarter of 1998 from $0.15 for the same period in 1997. Basic and diluted earnings per share increased to $0.85 and $0.84, respectively, for the first nine months of 1998 compared to $0.37 for the first nine months of 1997. Basic and diluted earnings per share for the first nine months of 1998 without the non-recurring benefit from the repurchase of the Company preferred stock would have been $0.59 and $0.58, respectively. Weighted average common and common equivalent shares outstanding increased to 22,538 for the third quarter of 1998 from 19,904 for the same period of 1997, and to 22,475 from 19,879 for the first nine months of 1998 compared to the first nine months of 1997, primarily as a result of an offering of common stock in February of 1998, stock issued in connection with acquisitions, increase in dilution from stock options, and reduced by shares repurchased under its common stock repurchase program. The Company repurchased 348 shares at a cost of $4,853 during the first nine months of 1998 under this program.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $10,000 unsecured credit facility and its consolidated Canadian subsidiary maintains a Cdn $10,000 unsecured working capital facility. Both facilities are due on demand. The domestic credit facility was unused at September 30, 1998 and the Canadian credit facility had approximately U.S. $2,800 available at September 30, 1998.

The Company held invested balances at September 30, 1998 of $25,444 (including $18,342 classified as short term investments) primarily in bond mutual funds and bank notes. These funds are available-for-sale to provide for acquisitions and corporate requirements. Unrealized appreciation on these investments of $282 ($169 net of tax effects) at September 30, 1998, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity.

At September 30, 1998, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40,000 due in installments from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) approximately US $3,700 of borrowings under the Company's Canadian subsidiary's working capital facility.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations and planned acquisitions both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and investments, cash generated through future operations, or through short term financing.

Capital expenditures of $1,813 were made during the third quarter of 1998 and $5,764 for the first nine months of 1998 for land, machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the third quarter of 1998 totaled $2,157 and $5,907 for the first nine months of 1998.


YEAR 2000 ISSUE

GENERAL DESCRIPTION OF THE ISSUE

The "Year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results. As required by recent guidance from the Securities and Exchange Commission (SEC) applicable to all public companies, the following disclosure provides more detail regarding the Company's Year 2000 compliance than previous reports filed by the Company.

STATUS OF PROGRESS IN YEAR 2000 COMPLIANCE

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all internal information, production, and manufacturing systems that could be significantly affected by the Year 2000. The assessment indicated that although the information technology systems for most of the Company's operations are not at risk, certain of the Company's operations which have been acquired during the last few years have information technology systems that are not Year 2000 compliant. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems "operating equipment", are not significantly at risk. The Company believes that it does not have a material exposure for Year 2000 as it relates to its products. The assessment of building systems, equipment at properties which make use of embedded computer chips, such as elevators, security systems, telecommunications equipment, and HVAC equipment, has not yet been completed. It is expected that the assessment of building systems will be completed by March 31, 1999. The Company has not completed its assessment with regard to Year 2000 compliance status of its significant suppliers. It is expected that this assessment will be completed by March 31, 1999.

Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and certain hardware at those divisions that have noncompliant systems so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

For the divisions at risk for information technology problems, to date the Company is 90% complete on the remediation phase. The remediation phase involves primarily the purchase of software and hardware that has aleady been verified as Year 2000 compliant. The Company is currently testing a new accounting and financial software system which will be implemented at those divisions by June 30, 1999.

THIRD PARTY EXPOSURE

The Company's accounts payable, purchasing and accounts receivable information technology systems do not interface directly with third parties. The Company has not yet completed its query of these third parties with regard to whether their systems are Year 2000 compliant. This is expected to be completed by the end of the first quarter 1999. The inability of these third parties to complete their Year 2000 compliance process in a timely fashion could materially impact the Company.

COSTS

The Company had previously planned and/or begun implementing several system replacement projects to modernize and improve its systems. The Year 2000 problem heightened the need for the timely completion and some project schedules have been accelerated. These project costs have been included in the Company's budgeting process and its internal forecasts, and already form part of the Company's financial plans. It is not expected that these costs will be material to the Company's financial statements. The actual costs to be incurred by the Company depend on a number of factors which cannot be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the availability and cost of consultants, and the extent of testing required to demonstrate Year 2000 compliance.

RISKS

Based on current information, the Company believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by the Company or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. The Company cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as the factors listed above under Costs, whether significant third parties properly and timely address the Year 2000 issue, whether broad based or systemic economic failures may occur, and the severity and duration of such failures, which could include disruptions in transportation systems generally, loss of utility and/or telecommunications services, and errors or failures in financial transactions or payment processing systems and whether the Company becomes the subject of litigation or other proceedings regarding any Year 2000 related events and the outcome of any such litigation or proceedings.

As part of its contingency planning, the Company is analyzing the most reasonably likely worst case scenarios that could result from failing to complete all necessary phases of the Year 2000 program in a timely manner. In the event the Company does not complete any additional phases, the Company may experience difficulty in producing, shipping and billing orders in the event of the failure of building systems, may experience difficulty in producing timely and accurate financial data for certain of its divisions, and will be susceptible to significant disruption in its business due to failures of third parties previously described. Additionally, broad based and systemic economic failures could have a materially adverse effect on the Company. The amount of potential liability or lost revenue from these factors cannot be reasonably estimated at this time.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, reallocating work among its divisions, increasing inventories, and adjusting staffing strategies. There can be no assurance, however, that these plans would mitigate all of the effects previously described.

STOCK OFFERING

In February 1998, the Company issued 1,950 shares of Class A common stock in an underwritten public offering at price of $9.00 per share. The proceeds from the sale of the stock net of underwriting discounts, commissions and estimated expenses, were approximately $16,029. Proceeds from the sale of the stock were used to repurchase 15,400 shares of Series A Preferred Stock of the Company and 5,207 shares of Series B Preferred Stock of the Company for $14,715 and the remaining proceeds are available for general corporate requirements.

SEASONALITY

Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity. However, this did not occur during the fourth quarter of 1997 or the first nine months of 1998 and the Company believes that this seasonal effect on the Company's revenues will be less pronounced in the future as a result of frequent redesigns of packaging for promotional and other reasons by its clients.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     Form 8-K dated August 21, 1998



(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of November, 1998.


SCHAWK, INC.
-----------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer




/s/ Dennis D. Wilson
------------------------------------
Director of Financial Reporting and Chief Accounting Officer