Form 10-K405
period 1998-12-31
SCHAWK INC
filed 1999-03-29
CIK 719164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

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

                     1695 RIVER ROAD, DES PLAINES, ILLINOIS
                    (Address of principal executive office)
                                     60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                            -------------------
    Class A Common Stock, $.008 par value                 New York Stock Exchange

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on March 15, 1999, of the voting stock held by non-affiliates of the Registrants was approximately $84,621,477.
     The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 1999, are: 21,763,024 shares, Class A Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
                  --------                       ----------------------------------------------------------
1. Proxy Statement for the 1998 Annual           Part III, Items 10, 11, 12 and 13.
   Meeting of Stockholders to be held May 26,
   1999 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                DECEMBER 31, 1998

PART   I                                                                                         PAGE
         Item  1. Business                                                                          2
         Item  2. Properties                                                                       12
         Item  3. Legal Proceedings                                                                13
         Item  4. Submission of Matters to a Vote of Security Holders                              13


PART  II

         Item  5. Market for the Registrants'                                                      14
                  Common Stock and Related Stockholder Matters
         Item  6. Selected Financial Data                                                          15
         Item  7. Management's Discussion and
                  Analysis of Financial Condition and Results of Operations                        16
         Item 7a. Quantitative and Qualitative Disclosures about market Risk                       22
         Item  8. Financial Statements and Supplementary Data                                      22
         Item  9. Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures                                                        42

PART III

         Item 10. Directors and Executive Officers of the Registrant                               42
         Item 11. Executive Compensation                                                           42
         Item 12. Security Ownership of Certain Beneficial Owners and Management                   42
         Item 13. Certain Transactions                                                             42

PART  IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                  43

                                     PART I

ITEM 1.  BUSINESS

 THE COMPANY

         Schawk, Inc. ("Schawk" or the "Company") has one current operating business segment, Digital Imaging Graphics Arts for consumer products packaging and advertising and promotional applications. Prior to February 7, 1997, the Company also operated a second segment, the Plastics Business Segment (the "Discontinued Operations").
The Company is incorporated under the laws of the State of Delaware.

                                    BUSINESS
GENERAL

         The Company is the largest independent provider of digital imaging prepress services to the consumer products packaging market in North America. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, platemaking and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as digital photography and various related outsourcing services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted over 70% net sales during 1998, 1997 and 1996. The balance of the Company's business consists of the production of similar, advertising and promotional applications.

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

         The Company believes that its clients have increasingly chosen to outsource their imaging needs to the Company because of its: (i) high quality customized imaging capabilities; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States and Canada; (iv) digital imaging asset management; (v) art production; and (vi) ability to service its clients' global prepress requirements through the Company's North American facilities and international alliance partners.

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

         Prepress services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production design, digital photography, retouching, color separation and other platemaking services, for use in lithography, flexography and gravure. "Color separation" refers to preparing color images, text and layout for the printing process. Prepress services such as color separation work have traditionally been performed by skilled craftspersons almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, prepress firms such as the Company have become almost totally computerized, relying instead on digital imaging, in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of media, including tape, floppy disk, CD-ROM and via the Internet.

         The prepress industry in North America has over 1,300 market participants, principally independent color separators, such as the Company, converters, printers and consumer products companies that perform these services in-house. The majority of prepress providers specialize in high volume, commodity-oriented publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company's target market, however, is the consumer products industry. The North American market for prepress services to the consumer products industry is estimated by the Company to range from $1.1 billion to $1.4 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products prepress industry is highly fragmented with hundreds of market participants, only a small number of which have annual revenues exceeding $30.0 million. The Company believes that the number of participants in the North American prepress market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

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

         The Company focuses on three primary markets: consumer product packaging, advertising agencies, and promotion. The food and beverage segment of the consumer products industry has packaging requirements that are complex and demanding due to variations in packaging materials, shapes and sizes, custom colors, varying storage conditions and marketing enhancements. Product extensions and frequent packaging redesigns have resulted in an increasing volume of color separation and related work in the consumer products industry and in particular for the food and beverage segment. Additional industry trends include: (i) the shorter turnaround and delivery time requirements from the creative design phase to final distribution of the packaged product; (ii) an increasing number of SKUs competing for shelf space and market share; (iii) the increasing importance of package appearance and promotions due to demonstrated point-of-sale consumer purchasing behavior; and (iv) the increasing requirements for worldwide quality and consistency in packaging as companies attempt to build global brand name recognition. Increasingly, the advertising and promotion markets require coordination of these efforts, with the initiatives coming from advertising agencies. The Company's expansion into these markets strengthens and enhances the overall service offering to the unified marketing approach of our clients.

         Meeting the requirements of the advertising and promotional business demands production of work under extremely short timelines, usually in under 12 hours. Creative retouching, color correction and composition in multiple file formats are produced to meet requirements of the printers. The Company is a leader in conventional, computer to plate and digital ad delivery to publications.

THE COMPANY'S GROWTH STRATEGY

         The Company's primary goal is to enhance its leadership positions in the prepress imaging market serving the consumer products, advertising and promotion markets. Key aspects of the Company's business strategy to achieve this goal include the following:

         - Growth Through Acquisitions and Start-up Operations. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million. In its 45-year business history, the Company has integrated more than 35 prepress and imaging businesses into its operations while streamlining overhead and improving margins. The Company acquired five businesses in 1998 with combined annual revenues of approximately $40 million. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. These managers of acquired businesses receive performance incentives to continue to profitably grow the business.

                  The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions a reputation for quality work and established client lists. Schawk believes that an emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its service offerings and provide single source prepress and imaging and image database services.

                  The Company believes it has greater versatility in meeting the various requirements of its clients than smaller, less integrated competitors lacking technical expertise, and that this versatility will result in greater opportunities for internal growth as well as enhancing the Company's image as an attractive purchaser for potential consolidation candidates. Schawk believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which it operates. The Company expects to strengthen its market position by applying its management and operational philosophies and practices, which have been successful in its graphic arts businesses, to newly acquired businesses.

                  The Company also has been successful in establishing start-up operations in response to client and market requirements. Schawk intends to continue this strategy as opportunities warrant. See "--Acquisitions and Start-up Operations."

         - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their prepress staffs and total number of suppliers. The Company's on-site strategy developed as clients outsourced imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort as clients increasingly require on-site service. As of December 31, 1998 the Company had 31 on-site locations staffed by over 100 Schawk employees. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of prepress services. As clients continue to cut their staffing levels, they are expanding the number of services required of their prepress suppliers. As a result, fewer of the Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue.

                  The Company has also expanded its imaging operations in Cincinnati, Ohio. The Company is currently on-site in a client location in Cincinnati and believes that by locating a facility there, turnaround and delivery time for its existing clients and access to new client relationships will be strongly enhanced. The Company has also formed a start-up operation for a client located in Queretaro, Mexico.

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

         Technical Expertise. The Company is able to provide its clients with high quality services and products and quick response time because of its efficient utilization of state-of-the-art equipment software, digital server, storage technology and telecommunication systems. As part of its commitment to maintain its technological expertise, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs. The Company acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991, the Company established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group continues to be recognized for its efforts and has been invited to lecture at numerous national and international symposiums and conferences.

SERVICES

         The Company offers comprehensive, high quality prepress services. The Company's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well creative design, as art production and various related outsourcing services.

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

         The Company specializes in prepress services relating to the packaging and promotional needs of clients in the consumer products industry and in the advertising and promotion markets. The Company serves Fortune 1000 companies and their advertising agencies to ensure worldwide quality and consistency in the packaging and related imagery of their products with the wide array of consumer products in the marketplace. Because there is no consistent size, shape, color or packaging material, the Company functions as a network of custom job shops taking advantage of its size for technical expertise while being able to respond quickly to the varying needs of global clients.

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

         - On-Site Personnel. The Company has placed over 100 employees on-site at or near 31 client locations in an effort to further integrate its prepress services directly with the client operations. This facilitates faster turnaround and delivery times and fosters stronger client relationships.

         - Strong Relationships with Converters and Printers. As each client selects its own converter(s) and/or printer(s) the Company coordinates extensively with the converter to ensure uniformity in color and appearance of the printed product packages. Each client generally selects its printing services on a bid basis. By using the Company as its imaging specialist, the print/read imagery information is not captive at any one printer or converter. This affords each client consistent image replication at any printing site because the Company can supply any printer or converter with film customized for its printing press. Additionally, this allows the client to reproduce its image consistently across many printing sources and it also provides the client with information as to location and cost of its press runs.

                  Over the course of its 45-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada and, as a result, has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

         - Imaging Asset Management. The Company maintains and manages a database for its clients' images and package designs. Once an image is in the Company's database, the client can make frequent regional, seasonal or event-related adjustments to the file image prior to printing. The Company's ability to quickly manipulate digital images enables its clients to deliver their products to the market faster. The Company's capabilities also allow it to send an image for output and printing virtually anywhere in the world. As more and more multi-national consumer products companies strengthen their international packaging quality control to reflect their global brand image, they are requiring a more consistent worldwide image. In response to this trend, the Company is playing an increasing role in ensuring that its clients' images are satisfactory and consistent both domestically and internationally.

ACQUISITIONS AND START-UP OPERATIONS

         The Company has acquired and integrated more than 35 prepress and imaging businesses into its operations since the business was founded in 1953. Throughout its history, the Company has successfully identified acquisition candidates that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management. The Company favors businesses with management teams that will continue to operate the businesses as autonomous units. The Company has also commenced a number of start-up operations over the years when client servicing requirements or market conditions warranted.

         During 1998, the Company made five acquisitions: Horan Imaging Solutions Inc. and Chromart Corporation in New York City, Herzig Sommerville Limited and Design Partners, Inc. in Toronto Canada, and S&M Rotogravure Services, Inc. near Milwaukee, Wisconsin.

         On March 2, 1998, the Company completed the acquisition of S&M Rotogravure Service, Inc. ("S&M"). S&M, located in suburban, Milwaukee, Wisconsin, specializes in products and services for the packaging segment of the imaging industry. S&M, which services a number of Fortune 500 companies, had 1997 revenues in excess of $6 million.

         These five acquisitions are expected to add over $40 million in revenues in 1999. Horan and Chromart are leading suppliers of the consumer products and advertising agencies in the New York market. Herzig Sommerville is a leading Canadian provider of prepress services to both consumer products companies and advertising agencies. Design Partners specializes in creative design for packaging applications for leading consumer products companies in the United States and Canada. S&M Rotogravure specializes in products and services to the packaging segment of Fortune 500 consumers products companies. Each of these companies have solid market positions and established blue chip customers relationships.

         The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions and established client lists. The Company believes that emphasis on complementary acquisitions of businesses serving targeted markets will allow it to broaden its product offerings and provide its clients with a single source for imaging and image database services. The Company will also continue to analyze and investigate start-up operations on an ongoing basis.

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

MARKETING AND DISTRIBUTION

         The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 105 direct salespersons and 125 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and direct mail. The Company has adopted a team approach to marketing, reflective of its TQM philosophy. Both the Company's salespersons and the Company's client service technicians share responsibility for marketing the Company's offerings to existing and potential clients, thereby fostering long-term institutional relationships with its clients.

         In addition to its operations in the United States and Canada, the Company has an on-site location in Mexico, a network of global afflications in Australia, Europe and Asia, and a recently established on-site location in Japan.

CLIENTS

         The Company's clients consist of direct purchasers of color separations, including end-use consumer products manufacturers and direct mailers, converters and advertising agencies. Many of the Company's clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled the Company to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of the Company's services and have worked closely with the Company to reduce the converters' required lead time, thereby lowering their costs. End-use clients often select and utilize the Company to ensure better control of their packaging or other needs and depend upon the Company to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. The Company has established 31 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop its on-site services to its client base.

         Many of the Company's clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases), prompting such manufacturers to redesign their packages more frequently. This has resulted in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company's business. In addition, consumer products manufacturers have a tendency to single-source their prepress work with respect to a particular product line, so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 1998, no single client accounted for more than 7% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 36% of net sales.

COMPETITION

         The Company's competition comes primarily from other independent color separators and converters and printers that have prepress service capabilities. Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Company believes that only two firms, Wace Group U.S.A., a subsidiary of Wace P.L.C., and Southern Graphics, a subsidiary of Reynolds Metals, compete with Schawk on a national basis. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.
         Some converters with prepress service capabilities compete with the Company by performing such services in connection with printing work. Independent color separators such as the Company, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize the services of the Company because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on prepress technology.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 1,200 full-time employees. Of this number, approximately 35% are production employees represented by local units of the Graphic Arts International Union and by local units of the Toronto Typographical Union. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiation. Three are subject to renegotiation during 1999-2000. The Company considers its relationships with its employees and unions to be good.

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

ITEM 2.  PROPERTIES

FACILITIES

         The Company owns or leases the following office and operating facilities:

                                                                             LEASE
                                 SQUARE     OWNED/                         EXPIRATION
     LOCATION                     FEET      LEASED        PURPOSE             DATE             DIVISION
     --------                    ------     ------        -------          ----------          --------
                              (APPROXIMATE)
Armonk, New York                10,000     Leased    General Offices,     Month to          Color Data East
                                                     Operating Facility   month

Cherry Hill, New Jersey         35,000     Owned     General Offices,     N/A               Lincoln Graphics
                                                     Operating Facility

Chicago, Illinois               42,000     Leased    General Offices,     June 2002         Process Color Plate Co.
                                                     Operating Facility

Cincinnati, Ohio                 4,754     Leased    Client Services      October 2000      Schawk Cincinnati

Costa Mesa, California           1,625     Leased    General Offices,     April 2001        929 Design
                                                     Operating Facility

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

Montreal, Quebec, Canada         5,000     Leased    General Offices,     September 2004    StanMont, Inc.
                                                     Operating Facility

Montreal, Quebec, Canada        30,000     Owned     General Offices,     N/A               StanMont, Inc.
                                                     Operating Facility                     XZact

New Berlin, Wisconsin           43,000     Owned     General Offices,     N/A               S&M Rotogravure
                                                     Operating Facility

New York, New York               2,000     Leased    General Offices,     June 1999         Chromart
                                                     Operating Facility

New York, New York              31,000     Leased    General Offices,     April 2003        Horan Imaging
                                                     Operating Facility                     Solutions

Roseville, Minnesota            16,000     Leased    General Offices,     May 2004          Dimension Imaging
                                                     Operating Facility

Smyrna, Georgia                 20,000     Leased    General Offices,     October 2003      LSI/Atlanta
                                                     Operating Facility                     Converterscan

Toronto, Ontario, Canada        30,000     Leased    General Offices,     December 2004     Batten Graphics
                                                     Operating Facility                     CyberImages
                                                                                            Fishbowl

Toronto, Ontario, Canada         6,000     Leased    General Offices,     October 2003      Design Partners
                                                     Operating Facility

Toronto, Ontario, Canada        53,000     Leased    General Offices,     October 2003      Herzig Sommerville
                                                     Operating Facility


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

         As a part of the final settlement of certain stockholders' litigation against the Company and its directors relating to the Merger, Clarence W. Schawk and David A. Schawk transferred 159,521 shares of Class A Common Stock to a settlement fund for the benefit of settlement class members. The shares are subject to a put agreement whereby the class members may require the Company to purchase the shares at a price ranging from $7.00 to $9.50 per share. The actual price depends upon the time of exercise over the exercise period which begins on the final settlement date and ends on the later of the second anniversary of the final court approval of the settlement agreement (which occurred on May 21, 1997) or 180 days after the shares are distributed to class members. Shares were distributed to class members in March, 1999.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders for the three months ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION
QUARTERLY FINANCIAL DATA

                                         (In Thousands, Except Per Share Amounts)
----------------------------------------------------------------------------------------------------------------------------------
                              March 31,  June 30,   September 30, December 31, March 31,   June 30,   September 30,   December 31,
                                1997      1997           1997        1997       1998        1998         1998            1998
----------------------------------------------------------------------------------------------------------------------------------
Net sales (a)                 $26,192    $29,397       $29,568     $30,896    $31,011     $34,050      $37,692         $42,636
Cost of sales (a)              15,163     16,167        16,523      17,391     16,352      18,334       20,577          23,841
                              ----------------------------------------------------------------------------------------------------
Gross Profit                   11,029     13,230        13,045      13,505     14,659      15,716       17,115          18,795
Income from continuing
   operations                   1,890      3,017         3,312       3,930      3,952       5,019        4,285           4,442
Net income (loss)               1,890      3,017         3,312       3,930      3,952       5,019        4,285           4,442
Earnings per share from
   continuing operations (b)
   Basic                         0.08       0.14          0.15        0.18       0.45        0.23         0.19            0.20
   Diluted                       0.08       0.14          0.15        0.18       0.45        0.22         0.19            0.20
Earnings per share
   Basic                         0.08       0.14          0.15        0.18       0.45        0.23         0.19            0.20
   Diluted                       0.08       0.14          0.15        0.18       0.45        0.22         0.19            0.20

(a) On February 7, 1997, the Company sold the plastics business segment for $93,485 plus working capital adjustments. Sales and cost of sales have been restated to exclude the plastics segment.

(b) Included in earnings per share for the quarter ended March 31, 1998 is $0.27 for the discount on redemption of preferred stock.


DIVIDENDS DECLARED
--------------------------------------------------------------------------------------------
                                                                    Per Class A Common Share
Quarter Ended:                                                       1998              1997
--------------------------------------------------------------------------------------------
March 31                                                       $     0.065       $     0.065
June 30                                                              0.065             0.065
September 30                                                         0.065             0.065
December 31                                                          0.065             0.065
                                                               -----------       -----------

     Total                                                     $     0.260       $     0.260
                                                               ===========       ===========

STOCK PRICES
-----------------------------------------------------------------------------------------------------------

Quarter Ended:                                                 1998 High/Low               1997 High/Low
-----------------------------------------------------------------------------------------------------------
March 31                                                       $12 7/8  -  9 3/8       $  9 7/8  -   7 5/8
June 30                                                         17 3/8 -  12              9 1/8  -   7 3/4
September 30                                                    16 1/2 -  13 1/4         11 716  -   8
December 31                                                     15 3/8 -  12 7/8         12 5/8  -  10 3/8


The Registrant's stock is listed on the NYSE. The Registrant has approximately 1,089 stockholders as of March 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31,                             1998          1997          1996           1995       1994 Pro        1994
(In Thousands, Except Per Share Amounts)         Historical    Historical    Historical     Historical    Forma (c)    Historical
                                                 --------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT INFORMATION (A)
   Net Sales                                     $ 145,389     $ 116,053     $  90,763      $ 87,204      $ 103,889    $103,889
   Operating Income                                 28,308        19,865        13,373        11,022         22,689      20,309
   Income From Continuing Operations Before
     Income Taxes                                   29,748        20,446         9,056         7,243         18,372      15,991
   Income Taxes                                     12,050         8,297         3,530           945 (b)      6,944       3,722 (d)
   Income From Continuing Operations                17,698        12,149         5,526         6,298         11,428      12,269
   Income From Continuing Operations Per
     Common Share (f)(g)
     Basic                                       $    1.07     $    0.56     $    0.22      $   0.26             --          --
     Diluted                                          1.06          0.55          0.22          0.26             --          --

PRO FORMA INFORMATION
(CONTINUING OPERATIONS)
   Pro Forma Income Taxes (e)                           --            --            --            --             --       6,396
   Pro Forma Net Income Adjusted Only for
     Income Taxes (e)                                   --            --            --            --             --       9,595
   Pro Forma Net Income Per Share From
     Continuing Operations                              --            --            --            --      $    0.51          --

CONSOLIDATED BALANCE SHEET INFORMATION (G) (H)
   Working Capital                               $  35,453     $  26,283     $  21,881      $ 26,875             --    $ 25,753
   Total Assets                                    138,510       126,923       160,840       184,463             --     193,925
   Long-Term Debt, Capital Lease Obligations
     and Redeemable Preferred Stock                 39,619        44,854        67,785        75,582             --      81,090
   Stockholders' Equity                             65,023        55,908        48,926        76,429             --      75,590

OTHER  DATA
   Cash Dividends per Common Share (f)           $    0.26     $    0.26     $    0.26      $   0.26      $            $     --
                                                                                                                 --
   Depreciation and Amortization (h)                 7,741         6,949        15,435        16,219             --      14,866
   Capital Expenditures (h)                          9,508         7,148        16,823        11,027             --      13,882


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

(e) The Company was taxed as an S Corporation for 1994. Pro forma information is presented to reflect income tax expense at a normal corporate rate for those years.

(f) Because of the limited number of stockholders prior to December 30, 1994, dividends per share and income per share data is not meaningful and has not been presented for 1994.

(g) 1998 earning per share includes $0.27 for the discount on redemption of preferred stock

(h) Includes data from the discontinued Plastics Group from 1994-1996.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the anticipated revenues from recent acquisitions, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing, the Company's exploitation of technological advancements in the imaging industry and the effectiveness of the Company's compliance review and implementation plan to identify and resolve year 2000 issues, are not statements of historical fact and are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the level of business activity at the Company's clients, the ability of the Company to implement its growth strategy, to identify and exploit industry trends and to exploit technological advances in the imaging industry.

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

         During 1996, the Company adopted a plan to discontinue the operation of its Plastics Business Segment. The Company concluded that its managerial and financial resources could be more productively invested in the Company's primary competency, prepress and digital imaging services. On December 19, 1996, the Company announced the sale of the Plastics Business Segment to ESCO Electronics Corporation. This sale transaction closed on February 7, 1997. As a result of the February 7, 1997 sale, the Company recorded a 1996 fourth quarter charge of $33.0 million ($1.67 loss per share) to write-down assets of the Plastics Business Segment to estimated net realizable value and provide for income taxes and other costs of disposing of this business. The financial information with respect to discontinued operations is presented in Note 15 to the Consolidated Financial Statements.

         As a result of the sale of the entire Plastics Business Segment in 1996, the Company, comprised primarily of what had been the business of the Old Schawk Companies, is now strategically focused on its prepress and digital imaging business. Accordingly, the Company has restated its financial statements to reflect discontinued operations accounting treatment with respect to the Plastics Business Segment. Sales, cost of sales and operating income for all years presented reflect the actual financial information for the continuing operations only of the Company's prepress and digital imaging business and may be used as a basis of comparison with the 1998 consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in the Company's consolidated income statement for continuing operations:

                                                             YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------
                                                     1996            1997             1998
                                                 ------------------------------------------------
Net sales                                            100.0%          100.0%          100.0%
Cost of sales                                         56.4            56.2            54.4
Gross profit                                          43.6            43.8            45.6
Selling, general and administrative                   27.8            26.7            26.1
Write-off of equipment                                 1.1              --              --
Operating income                                      14.7            17.1            19.5
Income from continuing operations
  before income taxes                                 10.0            17.6            20.5
Income from continuing operations                      6.1            10.5            12.2
Net income (loss)                                    (27.5)%          10.5%           12.2%

1998 COMPARED TO 1997

Net sales. Net sales from continuing operations for 1998 increased 25.3% to $145.4 million from $116.1 million in 1997. The increase in sales is attributable to internal revenue growth of approximately 11.3% and revenue growth from acquisitions of approximately 14.0%. The internal growth was due to increased demands related to promotional activities by clients, the continuing trend by our clients toward consolidating suppliers which has resulted in additional business for Schawk, and new customers won through ongoing sales and marketing programs.

Operating income. Operating income increased 42.5% to $28.3 million in 1998 from $19.9 million in 1997 due to increased sales volume and increased operating efficiency. Cost of sales for 1998 decreased as a percent of sales to 54.4% from 56.2% for 1997 as the increased sales volume resulted in increased operating efficiency. Selling, general and administrative expenses increased $7.0 million or 22.7% but decreased as a percent of net sales from 26.7% to 26.1% as the Company was able to leverage the increased sales volume against the administrative cost structure.

Income from continuing operations before income taxes. Income from continuing operations before income taxes for 1998 increased 45.5% to $29.7 million from $20.5 in 1997. The pretax income margin for 1998 was 19.5% compared with 17.1% in 1997. The improvement in pretax income margin was primarily due to increased sales volume, the resulting increased operating efficiencies, and the gain on the sale of investments during the year. The Company had gains on the sale of investments in 1998 of $2.5 million compared with $1.3 million in 1997. Interest expense, net of interest income increased by $.3 million from 1997 to 1998 as the Company's investment portfolio was sold to provide cash for acquisitions.

Income from continuing operations and net income. Income from continuing operations and net income increased 45.7% to $17.7 million for 1998 from $12.1 for 1997 for the reasons previously discussed.

Earnings per share. Basic and diluted earnings per share increased to $1.07 and $1.06, respectively for 1998 from $.56 and $.55 respectively in 1997. A discount on the redemption of preferred stock increased earnings per share by $0.27 in 1998. Preferred dividends reduced earnings per share by $0.0 in 1998 and $0.06 in 1997.

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

Operating income. Operating income increased 48.5% to $19.9 million in 1997 from $13.4 million in 1996 due to increased sales volume and increased operating efficiency (a 37.7% increase including the write off of obsolete equipment of $1,050 in 1996). Additionally, cost of sales for 1997 decreased as a percent of net sales to 56.2% from 56.4% of net sales for 1996 due to increased sales volume and improved operating efficiency. Selling, general and administrative expenses increased $5.7 million or 22.9% primarily from increased sales commissions paid, but decreased as a percent of net sales from 27.8% to 26.7% as the Company was able to leverage the increased sales volume against its cost structure.

Income from continuing operations before income taxes. Income from continuing operations before income taxes for 1997 increased 125.8% to $20.4 million, from $9.1 million in 1996. The pretax income margin for 1997 was 17.6% versus 10.0% for 1996. The improvement in pretax income during 1997 was due to the increased sales volume, greater operating efficiencies and investment income on proceeds from the sale of the Plastics Business Segment. The Company experienced growth in interest income during 1997 to $3.0 million from $0.3 million for 1996 due to an increase in invested balances relating to the receipt of proceeds from the sale of the Plastics Business Segment. Additionally, interest expense decreased for 1997 to $3.7 million from $4.7 million in 1996 as a result of lower overall borrowings due to the retirement or cancellation of certain of the Company's indebtedness with proceeds from the sale of the Plastics Business Segment. Other income of $1.3 million for 1997 is primarily due to gain on the sale of investments as the Company liquidated a portion of the equity portfolio acquired with proceeds of the sale of the Plastics Business Segment and received a year end capital gain distribution from the equity fund investment.

Income from continuing operations. Income from continuing operations increased 119.9% to $12.1 million for 1997 versus $5.5 for 1996 for the reasons previously discussed. The provision for income taxes was 40.6% of pre-tax income for 1997 and 39.0% in 1996.

Net income. Net income increased to $12.1 million for 1997 from a loss of $25.0 million for 1996, which included income of $2.5 million from the discontinued Plastics Business Segment and a loss of $33.0 million on the disposal of the Segment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $10.0 million unsecured credit facility and its consolidated Canadian subsidiary maintains a Cdn $10.0 million unsecured working capital facility. Both facilities are due on demand. The domestic credit facility was unused at December 31, 1998 and the Canadian credit facility had approximately U.S. $3.63 million available at December 31, 1998.

         Long-term debt and capital lease obligations decreased to $39.6 million at December 31, 1998 from $44.9 million at December 31, 1997 as $5.0 of the Company's long term debt was reclassified as a current liability.

         The Company held invested balances of $16.1 million in bond mutual funds and U.S. Treasury and U.S. Government notes at December 31, 1998. These funds are available for sale to provide for acquisitions and corporate requirements.

         At December 31, 1998, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40.0 million with terms ranging from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) US $2.9 million of borrowings under the Company's Canadian subsidiary's working capital facility.

         Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

         The Company had capital expenditures from continuing operations in 1998 of $9.5 million, in 1997 of $7.1 million, and in 1996 of $9.0 million. Capital expenditures were made in 1998 and 1997 for machinery, equipment and automation to expand production facilities and improve productivity. Capital expenditures in 1996 were for the purchase of new equipment and building renovations.

         Combined depreciation and amortization from continuing operations at Schawk was $7.7 million for 1998, $6.9 million in 1997, and $7.4 million in 1996.

         Acquisition costs, including liabilities assumed and common stock issued, were $48.1 during 1998, negligible in 1997 and $19.6 in 1996.

         The Company repurchased $8.1 million of Class A Common Stock during 1998, $1.8 million during 1997 and $1.4 million during 1996 under a share repurchase program approved by the Board of Directors.

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

STATUS OF PROGRESS IN YEAR 2000 COMPLIANCE

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all internal information, production, and manufacturing systems that could be significantly affected by the Year 2000. The assessment indicated that although the information technology systems for most of the Company's operations are not at risk, certain of the Company's operations which have been acquired during the last few years have information technology systems that are not Year 2000 compliant. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems "operating equipment", are not significantly at risk. The Company believes that it does not have a material exposure for Year 2000 as it relates to its products. The assessment of building systems, equipment at properties which make use of embedded computer chips, such as elevators, security systems, telecommunications equipment, and HVAC equipment, has not yet been completed. It is expected that the assessment of building systems will be completed by June 30, 1999. The Company has not completed its assessment with regard to Year 2000 compliance status of its significant suppliers. It is expected that this assessment will be completed by June 30, 1999.

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

For the divisions at risk for information technology problems, to date the Company is 90% complete on the remediation phase. The remediation phase involves primarily the purchase of software and hardware that has already been verified as Year 2000 compliant. The Company installed a new Year 2000 compliant accounting and financial software system effective January 1, 1999 at a majority of its operations. The Company's remaining operations will implement the new accounting software by June 30, 1999.

THIRD PARTY EXPOSURE

The Company's accounts payable, purchasing and accounts receivable information technology systems do not interface directly with third parties. The Company has not yet completed its query of these third parties with regard to whether their systems are Year 2000 compliant. This is expected to be completed by the end of the second quarter 1999. The inability of these third parties to complete their Year 2000 compliance process in a timely fashion could materially impact the Company.

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

STOCK OFFERING

         In February 1998, the company issued 1,950,000 shares of Class A Common Stock in an underwritten public offering at a price of $9.00 per share. The proceeds from the sale of the stock net of underwriting discounts, commissions and estimated expenses, were approximately $16.3 million. Proceeds from the sale of the stock were used to repurchase 15,400 shares of Series A Preferred Stock of the Company and 5,207 shares of Series B Preferred Stock of the Company.

SEASONALITY

         Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity.

IMPACT OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Registrant for the reporting period.



ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements Covered by Reports of Independent Auditors

                                                                           Page

Management's Responsibilities for Financial Reporting                        23
Report of Independent Auditors                                               24


FINANCIAL STATEMENTS

Consolidated Balance Sheets --
                 December 31, 1998 and 1997                                  25

Consolidated Statements of Operations --Years Ended
                 December 31, 1998, 1997 and 1996                            26

Consolidated Statements of Stockholders' Equity --Years Ended
                 December 31, 1996, 1997, and 1998                           27

Consolidated Statements of Cash Flows --Years Ended
                 December 31, 1998, 1997 and 1996                            28

Notes to Consolidated Financial Statements                                   29


FINANCIAL STATEMENT SCHEDULES

SCHEDULE II -- Valuation Reserves                                            46

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








/s/ David A. Schawk                               /s/ James J. Patterson
-------------------------------------             ------------------------------
David A. Schawk                                   James J. Patterson
President and Chief Executive Officer             Senior Vice President and
Principal Executive Officer                         Chief Financial Officer
                                                  Principal Financial Officer



/s/ Dennis D. Wilson
-------------------------------------
Dennis D. Wilson
Director of Financial Reporting and
  Chief Accounting Officer
Principal Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at item 8. These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Chicago, Illinois
February 15, 1999                                            Ernst & Young LLP

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                           DECEMBER
                                                                             -----------------------------------
                                                                                1998                       1997
                                                                             -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,226                 $    4,022
   Short term investments                                                      16,137                     12,250
   Trade accounts receivable, less allowance for doubtful accounts
     of  $730 in 1998 and $464 in 1997                                         34,426                     22,884
   Inventories                                                                  5,948                      4,464
   Prepaid expenses and other                                                   3,456                      2,817
    Refundable income taxes                                                     1,475                         --
   Deferred income taxes                                                          830                        543
                                                                             -----------------------------------
Total current assets                                                           64,498                     46,980

Marketable securities                                                              --                     33,917
Property and equipment, net                                                    36,421                     30,147
Excess of cost over net assets acquired, less accumulated amortization
   of $5,236 in 1998 and $4,207 in 1997                                        34,913                     12,713
Other assets                                                                    2,678                      3,166
                                                                             ===================================
Total assets                                                                 $138,510                   $126,923
                                                                             ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Trade accounts payable                                                    $  6,143                 $    3,393
   Accrued expenses                                                            11,691                      8,128
   Income taxes payable                                                         2,660                      4,061
   Notes payable to banks                                                       2,941                      4,685
   Current portion of long-term debt and capital lease obligations              5,610                        430
                                                                             -----------------------------------
Total current liabilities                                                      29,045                     20,697

Long-term debt                                                                 35,000                     40,000
Capital lease obligations                                                       4,619                      4,854
Other                                                                           1,174                      1,308
Deferred income taxes                                                           3,649                      4,156

STOCKHOLDERS' EQUITY:
   Common stock                                                                   181                        160
   Preferred stock                                                                 --                         --
   Additional paid-in capital                                                  80,262                     79,243
   Accumulated deficit                                                         (3,503)                   (21,140)
   Accumulated comprehensive income (loss), net                                  (491)                       965
                                                                             -----------------------------------
                                                                               76,449                     59,228
   Treasury stock, at cost                                                    (11,426)                    (3,320)
                                                                             -----------------------------------
Total stockholders' equity                                                     65,023                     55,908
                                                                             -----------------------------------
Total liabilities and stockholders' equity                                   $138,510                   $126,923
                                                                             ===================================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                1998              1997               1996
                                                                              --------------------------------------------

Net sales                                                                     $145,389         $116,053          $  90,763
Cost of sales                                                                   79,104           65,244             51,153
Selling, general, and administrative expenses                                   37,977           30,944             25,187
Write-off of equipment                                                              --               --              1,050
                                                                              --------------------------------------------
Operating income                                                                28,308           19,865             13,373

Other income (expense):
Interest and dividend income                                                     2,627            2,980                340
Interest expense                                                                (3,598)          (3,688)            (4,657)
Other income                                                                     2,411            1,289                 --
                                                                              --------------------------------------------
                                                                                 1,440              581             (4,317)
                                                                              --------------------------------------------

Income from continuing operations before income taxes                           29,748           20,446              9,056

Income tax provision                                                            12,050            8,297              3,530

                                                                              --------------------------------------------

Income from continuing operations                                               17,698           12,149              5,526

Income (loss) from discontinued operations:
Income from discontinued operations                                                 --               --              2,490
Loss on disposal of discontinued operations                                         --               --            (33,000)
                                                                              --------------------------------------------

Net income (loss)                                                             $ 17,698         $ 12,149          $ (24,984)
                                                                              ============================================





Earnings (loss) per share:
Basic -  Continuing operations                                                $  1.07          $   0.56          $    0.22
         Discontinued operations                                                   --                --              (1.57)
                                                                              ============================================
                                                                              $  1.07          $   0.56          $   (1.35)
                                                                              ============================================

Diluted - Continuing operations                                               $  1.06          $   0.55          $    0.22
         Discontinued operations                                                   --                --              (1.56)
                                                                              ============================================
                                                                              $  1.06          $   0.55          $   (1.34)
                                                                              ============================================

Dividends per Class A common share                                            $  0.26          $   0.26          $   0.26

See accompanying notes.

                                  Schawk, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 1996 1997, and 1998
                                 (In Thousands)

                                           CLASS A    CLASS B    SERIES A    SERIES B   ADDITIONAL
                                           COMMON      COMMON    PREFERRED  PREFERRED    PAID-IN   ACCUMULATED   TREASURY
                                            STOCK      STOCK       STOCK      STOCK      CAPITAL     DEFICIT       STOCK
                                           -------------------------------------------------------------------------------
Balance at December 31, 1995               $  156   $      9     $    --    $    --     $  75,506   $  4,573     $ (2,695)
Net loss                                       --         --          --         --            --    (24,984)          --
Sale of Class A and B common stock             --         --          --         --            60         --           57
Purchase of Class A and B treasury stock       --         --          --         --            --         --       (1,492)
Foreign currency translation adjustment        --         --          --         --            --         --           --
Conversion of Series A preferred stock          1         --          --         --            (1)        --           --
Issuance of Class A stock in connection
   with purchase of Converterscan               2         --          --         --         2,363         --           --
Issuance of Class A common stock under
   dividend reinvestment program               --         --          --         --            --     (2,607)       2,607
Cash dividends                                 --         --          --         --            --     (3,969)          --
Write-off of foreign currency adjustment to
   discontinued operations                     --         --          --         --            --         --           --
                                           ------------------------------------------------------------------------------
Balance at December 31, 1996                  159          9          --         --        77,928    (26,987)      (1,523)
Net income                                     --         --          --         --            --     12,149           --
Cancellation of Class B Common stock in
   connection with sale of Plastics Group      --         (9)         --         --             9         --           --
Cancellation of notes receivable from
   employees in connection with sale of
   Plastics Group                              --         --          --         --            --         --           --
Cash dividends                                 --         --          --         --            --     (6,295)          --
Foreign currency translation adjustment        --         --          --         --            --         --           --
Conversion of Series A preferred stock          1         --          --         --            (1)        --           --
Issuance of Class A common stock               --         --          --         --         1,307         --           --
Purchase of Class A treasury stock             --         --          --         --            --         --       (1,804)
Issuance of Class A Common stock under
   dividend reinvestment plan                  --         --          --         --            --         (7)           7
Unrealized appreciation on marketable
   securities                                  --         --          --         --            --         --           --
                                           ------------------------------------------------------------------------------
Balance at December 31, 1997               $  160   $     --     $    --    $    --     $  79,243   $(21,140)    $ (3,320)
Net income                                     --         --          --         --            --     17,698           --
Sale of Class A common stock                   16         --          --         --        16,137         --           --
Purchase of Class A treasury stock             --         --          --         --            --         --       (8,127)
Foreign currency translation adjustment        --         --          --         --            --         --           --
Decrease in unrealized appreciation of
   marketable securities                       --         --          --         --            --         --           --

Issuance of Class A Common stock under
   dividend reinvestment plan                  --         --          --         --            --         --           21
Redemption of preferred stock                  --         --          --         --       (20,607)     5,832           --
Issuance of Class A common stock for
   acquisitions                                 5         --          --         --         5,012         --           --
Issuance of Class A restricted shares
   to employees                                --         --          --         --           118         --           --
Stock options issued in acquisitions           --         --          --         --           324         --           --
Cash dividends                                 --         --          --         --            --     (5,893)          --
Other                                          --         --          --         --            35         --           --
                                           ==============================================================================
Balance at December 31, 1998               $  181   $     --     $    --    $    --     $  80,262   $  3,503     $(11,426)
                                           ==============================================================================

                                           NOTES RECEIVABLE   ACCUMULATED
                                            FROM EMPLOYEES   COMPREHENSIVE
                                                                INCOME
                                           -------------------------------
Balance at December 31, 1995               $     (670)           $  (450)
Net loss                                           --                 --
Sale of Class A and B common stock                (57)                --
Purchase of Class A and B treasury stock           67                 --
Foreign currency translation adjustment            --               (233)
Conversion of Series A preferred stock             --                 --
Issuance of Class A stock in connection
   with purchase of Converterscan                  --                 --
Issuance of Class A common stock under
   dividend reinvestment program                   --                 --
Cash dividends                                     --                 --
Write-off of foreign currency adjustment to
   discontinued operations                         --                683
                                           -----------------------------
Balance at December 31, 1996                     (660)                --
Net income                                         --                 --
Cancellation of Class B Common stock in
   connection with sale of Plastics Group          --                 --
Cancellation of notes receivable from
   employees in connection with sale of
   Plastics Group                                 660                 --
Cash dividends                                     --                 --
Foreign currency translation adjustment            --               (309)
Conversion of Series A preferred stock             --                 --
Issuance of Class A common stock                   --                 --
Purchase of Class A treasury stock                 --                 --
Issuance of Class A Common stock under
   dividend reinvestment plan                      --                 --
Unrealized appreciation on marketable
   securities                                      --              1,274
                                           --------------------------------
Balance at December 31, 1997               $       --            $   965
Net income                                         --                 --
Sale of Class A common stock                       --                 --
Purchase of Class A treasury stock                 --                 --
Foreign currency translation adjustment            --               (246)
Decrease in unrealized appreciation of
   marketable securities                           --             (1,210)

Issuance of Class A Common stock under
   dividend reinvestment plan                      --                 --
Redemption of preferred stock                      --                 --
Issuance of Class A common stock for
   acquisitions                                    --                 --
Issuance of Class A restricted shares
   to employees                                    --                 --
Stock options issued in acquisitions               --                 --
Cash dividends                                     --                 --
Other                                              --                 --
                                           ================================
Balance at December 31, 1998               $       --            $  (491)
                                           ================================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                     Years Ended December 31
                                                                               1998         1997           1996
                                                                            -------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                           $  17,698     $   12,149    $ (24,984)
Adjustments to reconcile net income (loss) to cash provided by
   (used in) operating activities:
     Depreciation and amortization                                              7,741          6,949       15,435
     Deferred income taxes                                                     (1,031)         1,104         (762)
     Deferred income taxes of Plastics business for sale                           --             --        3,811
     Other                                                                         --             --        1,378
     Loss on disposal of discontinued operations                                   --             --       33,000
     Loss on write-off of equipment                                                --             --        1,050
     Gain realized on sale of marketable securities                            (2,504)        (1,316)          --
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                             (1,445)        (3,590)      13,219
         Inventories                                                             (249)          (789)      11,520
         Prepaid expenses and other                                                47          3,441       (2,279)
         Trade accounts payable and accrued expenses                              295         (1,381)     (12,197)
         Income taxes refundable/payable                                       (3,083)         4,061           --
         Current assets of Plastics Business held for sale                         --             --      (27,495)
         Current liabilities of Plastics Business held for sale                    --             --        7,270
                                                                            -------------------------------------
Net cash provided by (used in) operating activities                            17,469         20,628       18,966
INVESTING ACTIVITIES
Proceeds from sale of division                                                     --         93,485        5,000
Income taxes paid on sale of division                                              --        (16,729)          --
Costs related to sale of division                                                  --         (4,068)          --
Proceeds from sale of marketable securities                                    47,108         12,803           --
Proceeds from disposal of property and equipment                                   --            478          477
Purchase of marketable securities                                             (14,574)       (55,513)          --
Purchases of property and equipment                                            (9,508)        (7,148)     (16,823)
Acquisitions, net of cash acquired                                            (28,607)            --       (6,282)
Proceeds of long-term note collected                                               --             --        4,034
Other                                                                           1,163            (46)       1,353
                                                                            -------------------------------------
Net cash provided by (used in) investing activities                            (4,418)        23,262      (12,241)
FINANCING ACTIVITIES
Proceeds from debt                                                                 --             --        3,860
Issuance of common stock                                                       16,153          1,306           60
Redemption of preferred stock                                                 (14,715)            --           --
Principal payments on debt                                                     (1,911)       (27,401)      (6,732)
Principal payments on capital lease obligations                                  (493)          (392)        (402)
Principal payments on notes payable to stockholders                                --         (5,765)          --
Cash dividends                                                                 (5,893)        (6,295)      (3,969)
Purchase of common stock                                                       (8,127)        (1,804)      (1,427)
Other                                                                             139             --          451
                                                                            -------------------------------------
Net cash provided by (used in) financing activities                           (14,847)       (40,351)      (8,159)
                                                                            -------------------------------------
Net increase (decrease)  in cash and cash equivalents                          (1,796)         3,539       (1,434)
Cash and cash equivalents beginning of period                                   4,022            483        1,917
                                                                            =====================================
Cash and cash equivalents end of period                                     $   2,226     $    4,022    $     483
                                                                            =====================================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions                                $   5,017   $         --    $   2,365
Stock options issued in connection with acquisitions                              324             --           --
Dividends issued in the form of Class A common stock                               21              7        2,349
Cash paid for interest                                                          3,023          3,847        4,561
Cash paid for income taxes                                                     15,400         18,365        3,702
Note received for sale of operating division                                       --             --        2,619


See accompanying notes.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Schawk, Inc. (the Company) is a leading provider of digital imaging prepress services for the consumer products industry in North America. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion. Until the sale of the Plastics business segment on February 7, 1997, the Company operated in two business segments, Imaging and Information Technologies and Plastics. The Plastics business segment has been reflected in these financial statements as discontinued operations (see Note 15). All significant intercompany balances and transactions have been eliminated.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain inventories, which approximate 47% of total inventories in 1998 and 34% in 1997 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

INVESTMENTS

Investments are recorded in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments were designated as available-for-sale at December 31, 1998. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is determined by the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

PROPERTY AND EQUIPMENT

Property and equipment, including capitalized leases, are stated at cost, less accumulated depreciation and amortization and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

EXCESS OF COST OVER NET ASSETS ACQUIRED

Excess of cost over net assets acquired (goodwill) is being amortized using the straight-line method over periods with an average life of 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at year-end and income and expenses amounts are translated at the average of the monthly exchange rates. Adjustments resulting from the translation of foreign currency financial statements are included in accumulated comprehensive income (loss) as a component of stockholders' equity.

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

COMPREHENSIVE INCOME

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS 130) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholder's equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

The components of comprehensive income (loss), net of related tax, for the years ended December 31, 1998 and 1997 and 1996 are as follows:


                                                      1998            1997         1997
                                                   ---------------------------------------
Net income (loss)                                  $   17,698       $12,149      $(124,984)
Increase (decrease) in unrealized
appreciation of available-for-sale securities          (1,210)        1,274              0

Foreign currency translation adjustments                 (247)         (309)             0
                                                   =======================================
Comprehensive income (loss)                        $   16,241       $13,114      $(124,984)
                                                   =======================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of accumulated comprehensive income (loss), net of related tax, at December 31, 1998 and 1997 are as follows:


                                                       1998            1997
                                                    ------------------------
Unrealized appreciation of investments              $       64        $1,274
Foreign currency translation adjustments                  (555)         (309)
                                                    ========================
Accumulated comprehensive income (loss)             $     (491)          965
                                                    ========================

NOTE 3.  ACQUISITIONS

The following acquisitions made during 1996 and 1998 have been accounted for using the purchase method of accounting (no acquisitions were made during 1997). Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements and liabilities as of the date of the acquisitions, and the results of operations have been included in the accompanying consolidated statements of operations from the effective date of the acquisitions. Pro-forma financial information has not been presented because the effects of the operations of the acquired companies prior to the date of acquisition were not significant.

                                                   1998           1996
                                                 -------        --------
Fair  value of assets  acquired,  net of cash
   acquired of $2,230 in 1998 and $84 in 1996    $18,109        $  9,490

Cost in excess of net assets acquired             22,904          10,134

Liability assumed                                 (7,066)        (10,977)

Stock  options  issued  in  connection   with
   acquisition                                      (324)              0

Class A common  stock  issued  (395 shares in
   1998 and 305 shares in 1996)                   (5,016)         (2,365)
                                                 -----------------------

Cash paid, net of cash acquired                  $28,607        $  6,282
                                                 =======================

NOTE 4.  RELATED PARTY TRANSACTIONS

Included in prepaid expenses and other at December 31, 1998 and 1997, was approximately $369 and $781, respectively, of advances to Geneva Waterfront, Inc., which is owned by a stockholder of the Company. Interest is charged on these balances at the prime rate.

The Company had approximately $5,765 in notes payable to certain stockholders at December 31, 1996, payable with interest at 5%. Interest expense related to these notes was $0, $32 and $288 for 1998, 1997 and 1996, respectively. These notes were paid on February 7, 1997.

The Company also leases land and a building from a related party, see Note 12.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 5.  INVENTORIES

Inventories consist of the following:

                                                              DECEMBER 31,
                                                         1998              1997
                                                     ---------------------------
                 Raw materials                       $   1,429            $1,239
                 Work in process                         5,706             4,130
                                                     ---------------------------
                                                         7,135             5,369
                 Less:  LIFO reserve                    (1,187)             (905)
                                                     ---------------------------
                                                     $   5,948            $4,464
                                                     ===========================

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                  DECEMBER 31,
                                                                             1998            1997
                                                                         ---------------------------
                 Land and improvements                                   $   1,125          $    520
                 Buildings and improvements                                  7,850             7,872
                 Machinery and equipment                                    60,241            49,567
                 Leasehold improvements                                      5,054             3,998
                 Building and improvements under capital leases              7,500             7,500
                                                                         ---------------------------
                                                                            81,770            69,457
                 Accumulated depreciation and amortization                 (45,349)          (39,310)
                                                                         ===========================
                                                                         $  36,421          $ 30,147
                                                                         ===========================

Accumulated depreciation and amortization includes $3,161 and $2,746 for building and improvements under capital leases at December 31, 1998 and 1997, respectively. Depreciation and amortization expense for property and equipment was $6,723, $5,976 and $6,407 in 1998, 1997 and 1996, respectively (1996 represents continuing operations only).

NOTE 7. INVESTMENTS

At December 31, 1998 and 1997 all of the Company's securities were classified as available for sale. Unrealized appreciation on these securities totaled $107 and $2,124 ($64 and $1,274 net of tax effect) at December 31, 1998 and 1997, respectively, and is included in accumulated comprehensive income (loss) in stockholders' equity.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 7. INVESTMENTS (CONTINUED)

The following table summarizes available-for-sale securities at December 31, 1998 and 1997:

                                                                    1998
                                             ---------------------------------------------------
                                                 Cost        Gross Unrealized     Estimated Fair
                                                                   Gains                Value
                                                                 (Losses)
                                             ---------------------------------------------------
Equity securities and equity mutual funds    $        58        $     (31)        $         27
U.S. Treasury and U.S. Government notes                0                0                    0
Corporate bonds                                        0                0                    0
Bond mutual funds                                 15,972              138               16,110
                                             -------------------------------------------------
                                             $    16,030        $     107         $     16,137
                                             =================================================

                                                                    1997
                                             ---------------------------------------------------
                                                   Cost      Gross Unrealized  Estimated Fair
                                                                   Gains            Value
                                             ---------------------------------------------------
Equity securities and equity mutual funds    $     8,923        $   1,642         $  10,565
U.S. Treasury and U.S. Government notes            5,446               39             5,485
Corporate bonds                                    4,263               26             4,289
Bond mutual funds                                 25,411              417            25,828
                                             ---------------------------------------------------
                                             $    44,043        $   2,124         $  46,167
                                             ===================================================


During the years ended December 31, 1998 and 1997, marketable equity securities were sold with a gross realized gains of $2,504 and $1,316 respectively which is included in other income in the accompanying consolidated statement of operations.

The following table is a summary of available-for-sale securities at December 31, 1998 and 1997 by maturity date:

                                                                  1998
                                             --------------------------------------------------
                                                   Cost                    Estimated Fair Value
                                             --------------------------------------------------
Due in one year or less                      $    12,344                          $  12,586
Due after one year through five years              3,628                              3,524
Due after five years through ten years                 0                                  0
                                             --------------------------------------------------
Total debt securities                             15,972                             16,110
Equity securities                                     58                                 27
                                             ==================================================
                                             $    16,030                          $  16,137
                                             ==================================================

                                                                    1997
                                             --------------------------------------------------
                                                   Cost                    Estimated Fair Value
                                             --------------------------------------------------
Due in one year or less                      $    12,907                          $  13,026
Due after one year through five years             21,498                             21,853
Due after five years through ten years               715                                723
                                             --------------------------------------------------
Total debt securities                             35,120                             35,602
Equity securities                                  8,923                             10,565
                                             ==================================================
                                             $    44,043                          $  46,167
                                             ==================================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 8.  ACCRUED EXPENSES

Accrued expenses consist of the following:



                                                                                DECEMBER 31,
                                                                           1998             1997
                                                                        -------------------------
                           Accrued compensation and payroll taxes       $  6,558           $5,215
                           Other                                           5,133            2,913
                                                                        -------------------------
                                                                        $ 11,691           $8,128
                                                                        =========================

NOTE 9.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                  DECEMBER 31,
                                                                              1998          1997
                                                                        -------------------------

                           Series A senior note payable                 $ 10,000          $10,000
                           Series B senior note payable                   30,000           30,000
                                                                        -------------------------
                                                                          40,000           40,000
                           Loss amounts due in one year or less           (5,000)              --
                                                                        -------------------------
                                                                        $ 35,000          $40,000
                                                                        =========================

The Company entered into a senior note agreement for $10,000 Series A senior notes and $30,000 Series B senior notes. The Series A notes bear interest at 6.58% and are payable in annual installments of $5 million in 1999 and 2000. The Series B notes bear interest at 6.98% and are payable in annual installments of $6 million from 2001 to 2005. The notes may be prepaid in whole or in part at any time. Borrowings under the Series A and B senior notes are unsecured but are subject to certain restrictive covenants. In addition, the agreement requires the Company to maintain certain net worth and other financial ratio requirements. The fair value of the senior notes approximates carrying value at December 31, 1998 and 1997.

Annual maturities of long-term debt at December 31, 1998 are as follows:

2000                                                       $  5,000
2001                                                          6,000
2002                                                          6,000
2003                                                          6,000
2004                                                          6,000
Thereafter                                                    6,000
                                                           --------
                                                           $ 35,000
                                                           ========

The Company has an unsecured $10 million line of credit with a bank in the United States and unsecured Cdn$10.0 million line of credit with a bank in Canada to provide financing and working capital flexibility. Advances under the Canadian line of credit bear interest at either the Canadian prime rate or the bank's cost of funds plus 0.625% at the option of the Company and is due on demand. The interest rate on the Canadian advances at December 31, 1998 was 6.05%. At December 31, 1998, the Company had $2,941 outstanding under the Canadian line of credit and no amounts outstanding under the United States line of credit.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 10.  STOCKHOLDERS' EQUITY

Stockholders' equity includes the following:

                                                                                        DECEMBER 31,
                                                                                  1998               1997
                                                                               --------------------------
Common stock:
Class A voting, $0.008 par value, 40,000,000 shares authorized; 22,709,594 and
   20,353,291 shares issued at December 31, 1998 and 1997, respectively;
   21,871,458 and 19,915,693 shares outstanding at
   December 31, 1998 and 1997, respectively                                    $   181            $   160
                                                                               ==========================

Preferred stock, 1,000,000 shares authorized:
Series A, $0.01 par value, 0 and 15,400 shares issued and outstanding at
   December 31, 1998 and 1997, respectively                                    $    --            $    --
Series B, $0.01 par value, 0 and 5,207 shares issued and outstanding at
   December 31, 1998 and 1997                                                       --                 --
                                                                               --------------------------
                                                                               $    --            $    --
                                                                               ==========================
Treasury stock:
   898,136 and 313,197 shares of Class A common stock at December 31,
   1998 and 1997, respectively                                                 $11,426            $ 3,320
                                                                               ==========================

NOTE 11.  INCOME TAXES

The provision (credit) for income taxes for continuing operations is comprised of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                         1998             1997             1996
                                                   ---------------------------------------------
                  Current:
                     Federal                       $       9,571       $   6,217         $   102
                     State                                 1,520             759             376
                     Foreign                                 666             216              (5)
                                                   ---------------------------------------------
                                                          11,757           7,192             473

                  Deferred:
                     Federal                                 165             978           2,767
                     State                                    26             120              18
                     Foreign                                 102               7             272
                                                   ---------------------------------------------
                                                             293           1,105           3,057
                                                   ---------------------------------------------
                     Total                         $      12,050          $8,297         $ 3,530
                                                   =============================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 11.  INCOME TAXES (CONTINUED)

Components of deferred income tax assets and liabilities are as follows:

                                                                                 DECEMBER 31,
                                                                           1998               1997
                                                                        ----------------------------
     Current deferred income taxes:
        Inventory                                                       $     215           $     51
        Accruals and reserves not currently deductible                        604                353
        Foreign taxes                                                          11                139
                                                                        ----------------------------
     Net current asset                                                  $     830           $    543
                                                                        ============================


     Noncurrent deferred income taxes:
        Depreciation                                                    $     331           $    187
        Property and equipment acquisition
           basis differences                                               (1,618)            (1,585)
        Unrealized gains on marketable securities                             (43)              (850)
        Other                                                              (2,319)            (1,908)
                                                                        ----------------------------
      Net noncurrent liability                                          $  (3,649)          $ (4,156)
                                                                        ============================

A reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              1998              1997             1996
                                                                        ---------------------------------------------
         Income taxes at statutory rate                                       35.0%            35.0%             34.0%
         Nondeductible expenses                                                1.1              --                1.7
         State income taxes                                                    4.8              4.3               4.4
         Other                                                                (0.4)             1.3              (1.1)
                                                                        ---------------------------------------------
                                                                              40.5%            40.6%             39.0%
                                                                        =============================================

The undistributed earnings of foreign subsidiaries were approximately $1,043 and $737 at December 31, 1998 and 1997, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently invested. The foreign component of income before income taxes was $1,810 for 1998 and $556 for 1997 and $669 for 1996.

NOTE 12.  LEASES AND COMMITMENTS

The Company leases land and a building from an unrelated party. This lease requires monthly installments of approximately $57 through January 2010. A related party has an option to purchase the land and building in January 2000.

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

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 12.  LEASES AND COMMITMENTS (CONTINUED)

The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $1,389, $971 and $660 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 1998:

                                                          CAPITAL             OPERATING
                                                           LEASES              LEASES
                                                     ----------------------------------
1999                                                 $        1,128          $    1,615
2000                                                          1,110               1,759
2001                                                          1,052               1,545
2002                                                            790               1,582
2003                                                            579               1,139
Thereafter                                                    3,510                 190
                                                     ----------------------------------
                                                              8,169         $     7,830
                                                                            ===========

Less:  Amounts representing interest                          2,940
                                                     --------------
                                                              5,229
Less:  Current portion                                          610
                                                     --------------

                                                     $        4,619
                                                     ==============

NOTE 13.  EMPLOYEE BENEFIT PLANS

The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 5% in 1998 4% in 1997 and 2% in 1996. Contributions to the plans were $1,357, $987 and $435 in 1998, 1997 and 1996 (continuing operations in 1997 and 1996), respectively.

The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans of continuing operations, which is determined based upon payroll data, was approximately $1,036, $777 and $545 in 1998, 1997 and 1996, respectively.

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

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 14.  STOCK/EQUITY OPTION PLANS (CONTINUED)

A summary of options outstanding at each of the three years ended December 31, 1998, 1997 and 1996, and other data for the three years then ended under all option plans is as follows:

                                                 Outstanding options
                                                  of Class A Common   Weighted average
                                                        stock          exercise price
                                                 -------------------------------------
Balance, December 31, 1995                                1,050               9.11
Granted                                                     185               7.14
Exercised                                                   (10)              6.00
Cancelled                                                   (53)              9.47
                                                 --------------

Balance, December 31, 1996                                1,172               8.80

Granted                                                     269               8.04
Exercised                                                  (160)              8.18
Cancelled                                                  (622)              7.75
                                                 --------------

Balance, December 31, 1997                                  659               8.80

Granted                                                     172              11.88
Exercised                                                   (18)              8.00
Cancelled                                                  (124)             14.87
                                                 --------------
Balance, December 31, 1998                                  689               9.29
                                                 ==============

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                            Options Outstanding                                          Options Exercisable
-----------------------------------------------------------------------------    ------------------------------------
    Range of                          Weighted average     Weighted average                        Weighted average
 exercise price       Number       remaining contractual    exercise price           Number         of exercisable
                    outstanding         life (years)                               exercisable          price
----------------- ---------------- ----------------------- ------------------    ---------------- -------------------
   $6 - $9               356                 7.6           $      7.85                  270       $       7.86
    9 - 12               313                 7.3                 10.56                  210              10.12
   12 - 15                20                 9.4                 14.66                    7              14.66
                  ----------------                                               ----------------
                         689                                                            487
                  ================                                               ================

Options available for grant under the plans were 1,563, 1,717 and 588 at December 31, 1998, 1997 and 1996, respectively. Options exercisable under the plans were 460 in 1997 and 1,009 in 1996.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (Statement 123)," requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the number of shares is fixed and the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation is recognized.

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

The Company's pro forma information follows:

                                                                   1998             1997              1996
                                                               --------------------------------------------
       Income from continuing operations                       $  17,698         $  12,149        $   5,526
       Pro forma income from continuing operations                17,426            11,912            5,397
       Earnings per share from continuing operations
          Basic                                                $    1.07         $    0.56        $    0.22
          Diluted                                              $    1.06         $    0.55        $    0.22
       Pro forma earnings per share from continuing
          Operations
          Basic                                                $    1.05         $    0.54        $    0.21
          Diluted                                              $    1.04         $    0.54        $    0.21

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                                            1998             1997              1996
                                                          ---------------------------------------------
Expected dividend yield                                     3.0%              3.0%             3.0%
Expected stock price volatility                            33.94%            25.7%            39.7%
Risk-free interest rate range                             5.6%-5.8%         5.8%-6.7%       5.5% - 6.6%
Weighted-average expected life of options                  7 years           7 years          7 years

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

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 15.  DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of the Plastics business segment historical results for 1996:

Net sales                                                     $77,752
Operating income                                                3,572
Income taxes                                                      118
Income from discontinued operations                             2,490

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                           1998                    1997                   1996
                                                       --------------------------------------------------------
Income from continuing operations                      $    17,698              $  12,149             $   5,526
Preferred stock dividends                                     (114)                (1,140)               (1,250)
Discount on redemption of preferred stock                    5,832                     --                    --
                                                       --------------------------------------------------------

Income available for common shareholders               $    23,416              $  11,009             $   4,276
                                                       ========================================================
(Loss) income from discontinued operations                      --                     --             $ (30,510)
                                                       ========================================================

Weighted average shares                                     21,924                 19,815                19,469
Effect of dilutive employee stock options                      235                     96                    76
                                                       --------------------------------------------------------
Adjusted weighted average shares and
   assumed conversions                                      22,159                 19,911                19,545
                                                       ========================================================

Basic earnings per share- continuing
   operations                                          $      1.07              $    0.56                 $0.22
                                                       ========================================================
Basic earnings (loss) per share- discontinued
   operations                                                   --                     --             $   (1.57)
                                                       ========================================================
Diluted earnings per share- continuing
   operations                                                $1.06              $    0.55             $    0.22
                                                       ========================================================
Diluted earnings (loss) per share- discontinued
   operations                                                   --                     --             $   (1.56)
                                                       ========================================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)

NOTE 16.  EARNINGS PER SHARE (CONTINUED)

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

NOTE 17. SEGMENT REPORTING

Since the disposal of the Plastics business segment on February 7, 1997, the Company has operated only a single business segment, Imaging and Information Technologies. Since September 1, 1996 the Company has operated primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 1998 , 1997 and 1996 is as follows:

                                      United States        Canada          Total
                                     --------------------------------------------
1998
Sales                                   123,096            22,293         145,389
Operating income                         25,718             2,590          28,308
Identifiable assets                     119,802            18,708         138,510

1997
Sales                                   $97,964           $18,089        $116,053
Operating income                         19,076               789          19,865
Identifiable assets                     113,166            13,757         126,923

1996
Sales                                    84,588             6,175          90,763
Operating income                         12,612               761          13,373
Identifiable assets                     148,615            12,225         160,840

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and persons nominated to become directors and information regarding executive officers of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 26, 1999, and is to be filed with the Securities and Exchange Commission on or before April 30, 1999 ("the Proxy Statement"), and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to this item is included in the Proxy Statement under the heading "Executive Compensation" and "Proposal 1; Election of Directors" and is incorporated herein by reference.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Item 8:

         1.  All financial statements

             Reports of independent auditors and independent public accountants

             FINANCIAL STATEMENTS:

             Consolidated Balance Sheets--Years Ended
                      December 31, 1998 and 1997
             Consolidated Statements of Operations--Years Ended
                      December 31, 1998, 1997 and 1996
             Consolidated Statements of Cash Flows--Years Ended
                      December 31, 1998, 1997 and 1996
             Consolidated Statements of Stockholders' Equity--Years Ended
                      December 31, 1996, 1997 and 1998
             Notes to Consolidated Financial Statements

         2. The following financial schedules for the years 1998, 1997 and 1996 are submitted herewith:

             SCHEDULE II--Valuation Reserves


 (b)     Reports on Form 8-K

                  The following reports on Form 8-K were filed by the Registrant for the fourth quarter of 1998 through the filing date of this document:

                  Form 8-K, dated January 28, 1999 Form 8-K, dated March 17,
                  1999

(c)      Exhibits

                                                                                            INCORPORATED
3.1               Certificate of Incorporation of Schawk, Inc., as amended.            Registration Statement
                                                                                            No. 33-85152
3.3               By-Laws of Schawk, Inc., as amended.                                 Registration Statement
                                                                                            No. 333-39113
4.1               Specimen Class A Common Stock Certificate.                           Registration Statement
                                                                                            No. 33-85152
10.12*            Schawk, Inc. 1988 Equity Option Plan.                                       1988 10-K
10.13a*           First Amendment to Schawk, Inc. 1988 Equity Option Plan.                    1992 10-K
10.13b*           Second Amendment to Schawk, Inc. 1988 Equity Option Plan.            Registration Statement
                                                                                            No. 33-85152
10.22             Lease Agreement dated as of July 1, 1987, and between Process        Registration Statement
                  Color Plate, a division of Schawk, Inc. and The Clarence W.               No. 33-85152
                  Schawk 1979 Children's Trust.
10.23             Lease Agreement dated as of June 1, 1989, by and between             Registration Statement
                  Schawk Graphics, Inc., a division of Schawk, Inc. and C.W.                No. 33-85152
                  Properties.
10.26*            Schawk, Inc. 1991 Outside Directors' Formula Stock Option            Registration Statement
                  Plan, as amended.                                                         No. 33-85152
10.27*            Form of Clarence W. Schawk Amended and Restated Employment           Registration Statement
                  Agreement between Clarence W. Schawk and Schawk, Inc.                     No. 33-85152
10.28*            Form of David A. Schawk Amended and Restated Employment              Registration Statement
                  Agreement between David A. Schawk and Schawk, Inc.                        No. 33-85152
10.31             Form of Registration Rights Agreement dated December 30,             Registration Statement
                  1994, by and among Schawk, Inc. and certain investors.                    No. 33-85152
10.32             Money Market Demand Note dated February 7, 1997 from Schawk,         Registration Statement
                  Inc., borrower, to the Northern Trust Company, lender.                    No. 333-39113
10.33             Demand Note Agreement dated September 12, 1996 between Schawk        Registration Statement

                                                                                            INCORPORATED
                  Canada, Inc. and First Chicago NBD Canada and related                     No. 33-39113
                  continuing Guaranty of Schawk, Inc.
10.35             Letter of Agreement dated September 21, 1992, by and between         Registration Statement
                  Schawk, Inc. and Judith W. McCue.                                         No. 33-85152
10.37 *           Schawk, Inc. Retirement Trust effective January 1, 1996.                    1996 10-K
10.38 *           Schawk, Inc. Retirement Plan for Imaging Employees Amended                  1996 10-K
                  and Restated effective January 1, 1996.
10.42             Schawk, Inc. Note Agreement dated as of August 18, 1995.                    1996 10-K
10.43             Stockholder Investment Program dated July 28, 1995.                  Registration Statement
                                                                                            No. 33-61375
10.44a            Credit Agreement dated January 23, 1999 by and between                   Form 8-K dated
                  Schawk, Inc. and The First National Bank of Chicago                     January 28, 1999
10.44b            Amendment No. 1 to Credit Agreement dated March 15, 1999 by              Form 8-K dated
                  and between Schawk, Inc. and The First National Bank of                  March 17, 1999
                  Chicago
10.45 *           Schawk, Inc. Employee Stock Purchase Plan effective January          Registration Statement
                  1, 1999                                                                   No. 333-68521
21                List of Subsidiaries.                                                Registration Statement
                                                                                            No. 33-85152
23a               Consent of Expert.
27                Financial Data Schedule - 1998

* Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14
(c)
   of Regulation S-K.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 26th day of March, 1999.

Schawk, Inc.

By:  /s/Clarence W. Schawk
    ------------------------
    Clarence W. Schawk
    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1999.


/s/Clarence W. Schawk              Chairman of the Board and Director
--------------------------
Clarence W. Schawk

/s/David A. Schawk                 President, Chief Executive Officer, and
--------------------------         Director
David A. Schawk

/s/A. Alex Sarkisian, Esq.         Executive Vice President,  Corporate
--------------------------         Secretary and Director
A. Alex Sarkisian, Esq.

/s/James J. Patterson              Chief Financial Officer, Senior Vice
--------------------------         President
James J. Patterson

/s/Dennis D. Wilson                Chief Accounting Officer and Director of
--------------------------         Financial Reporting
Dennis D. Wilson

/s/John T. McEnroe, Esq.           General Counsel,  Assistant Secretary, and
--------------------------         Director
John T. McEnroe, Esq.

/s/Judith W. McCue, Esq.           Director
--------------------------
Judith W. McCue, Esq.

/s/Robert F. Meinken               Director
--------------------------
Robert F. Meinken

/s/Hollis W. Rademacher            Director
--------------------------
Hollis W. Rademacher

                                  Schawk, Inc.

                        SCHEDULE II --VALUATION RESERVES

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                              YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                              1998                     1997                     1996
                                                              ----                     ----                     ----
                                                                                   (In thousands)
Balance beginning of year                                  $   464                 $    760                  $   984
Provision                                                      266                      (45)                    (153)
Deductions                                                      --                     (251) (1)                 (71) (1)
                                                           --------------------------------------------------------------
Balance end of year                                        $   730                 $    464                  $   760

(1) Uncollectible accounts written off, net of recoveries.

                         INCOME TAX VALUATION ALLOWANCE

                                                                              YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                              1998                     1997                     1996
                                                              ----                     ----                     ----
                                                                                   (In thousands)

Balance beginning of year                                  $     0                 $      0                  $   550
Provision                                                       --                       --                       --
Deduction                                                       --                       --                     (550)
Other                                                           --                       --                       --
                                                           --------------------------------------------------------------
Balance end of year                                        $     0                 $      0                  $     0


(1) Includes effect of foreign currency fluctuations and utilization of net operating losses.