Form 10-Q
period 1999-03-31
SCHAWK INC
filed 1999-05-14
CIK 719164

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 1999 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

      Title of Each Class            Name of Exchange on  Which Registered
    ----------------------         -----------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999, are:
                21,643,225 shares, Common Stock, $.008 par value
                ------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 15.


================================================================================

PART I
                                  Schawk, Inc.
                          Consolidated Balance Sheets
                                 (In Thousands)


                                                                             MARCH 31,
                                                                                1999                   DECEMBER 31,
                                                                            (UNAUDITED)                    1998
                                                                          -------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  1,661                   $  2,226
   Short term investments                                                      10,900                     16,137
   Trade accounts receivable, less allowance for doubtful accounts
     of  $739 in 1999 and $ 730 in 1998                                        33,470                     34,426
   Inventories                                                                  7,431                      5,948
   Prepaid expenses and other                                                   4,846                      3,456
   Refundable income taxes                                                      1,562                      1,475
   Deferred income taxes                                                          830                        830
                                                                          -------------------------------------------
Total current assets                                                           60,700                     64,498

Property and equipment, net                                                    36,585                     36,421
Excess of cost over net assets acquired, less accumulated amortization
   of $ 5,689 in 1999 and $5,236 in 1998                                       38,105                     34,913
Other assets                                                                    4,394                      2,678
                                                                          -------------------------------------------
Total assets                                                                 $139,784                   $138,510
                                                                          ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                    $  4,541                   $  6,143
   Accrued expenses                                                            11,934                     11,691
   Income taxes payable                                                         4,857                      2,660
   Notes payable to banks                                                       1,782                      2,941
   Current portion of long-term debt and capital lease obligations              5,622                      5,610
                                                                          -------------------------------------------
Total current liabilities                                                      28,736                     29,045

Long-term debt                                                                 35,000                     35,000
Capital lease obligations                                                       4,461                      4,619
Other                                                                           1,084                      1,174
Deferred income taxes                                                           4,019                      3,649

STOCKHOLDERS' EQUITY:
   Common stock                                                                   181                        181
   Additional paid-in capital                                                  80,863                     80,262
   Accumulated deficit                                                           (857)                    (3,503)
   Accumulated comprehensive income (loss), net                                   237                       (491)
                                                                          -------------------------------------------
                                                                               80,424                     76,449
   Treasury stock, at cost                                                    (13,940)                   (11,426)
                                                                          -------------------------------------------
Total stockholders' equity                                                     66,484                     65,023
                                                                          -------------------------------------------
Total liabilities and stockholders' equity                                   $139,784                   $138,510
                                                                          ===========================================


See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                                1999                        1998
                                                                          -------------------------------------------
Net sales                                                                     $41,977                     $31,011
Cost of sales                                                                  23,513                      16,352
Selling, general, and administrative expenses                                  11,169                       8,313
                                                                          -------------------------------------------
Operating income                                                                7,295                       6,346

Other income (expense)
   Interest and dividend income                                                   232                         776
   Interest expense                                                              (883)                       (909)
   Other income                                                                   211                         373
                                                                          -------------------------------------------
                                                                                 (440)                        240
                                                                          -------------------------------------------

Income before income taxes                                                      6,855                       6,586

Income tax provision                                                            2,791                       2,634
                                                                          -------------------------------------------

Net income                                                                      4,064                       3,952
Preferred dividends                                                                                          (114)
Discount on redemption of preferred stock                                          --                       5,832
                                                                          -------------------------------------------
Net income available for common shares                                        $ 4,064                     $ 9,670
                                                                          ===========================================

Earnings per share:
   Basic                                                                      $  0.19                     $  0.45
   Diluted                                                                    $  0.19                     $  0.45

Weighted average number of common and common
   equivalent shares outstanding                                               21,905                      21,303
Dividends per Class A common share                                            $ 0.065                     $ 0.065



See accompanying notes.

                                  Schawk, Inc.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                 (In Thousands)

                                                                                1999                        1998
                                                                          -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $  4,064                    $  3,952
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              2,736                       1,887
     Deferred income taxes                                                         --                         (94)
     Gain realized on sale of marketable securities                               (80)                       (373)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                              1,942                        (158)
         Inventories                                                           (1,461)                     (1,086)
         Prepaid expenses and other                                            (1,385)                        814
         Trade accounts payable and accrued expenses                           (1,933)                     (1,451)
         Income taxes refundable/payable                                        2,032                       1,303
                                                                          -------------------------------------------
Net cash provided by (used in) operating activities                             5,915                       4,794

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                   11,582                       5,755
Purchase of short term investments                                             (6,266)                     (5,898)
Purchases of property and equipment                                            (2,322)                     (2,355)
Acquisitions, net of cash acquired                                             (2,803)                     (1,938)
Other                                                                          (2,023)                        266
                                                                          -------------------------------------------
Net cash provided by (used in) investing activities                            (1,832)                     (4,170)

FINANCING ACTIVITIES
Issuance of common stock                                                          601                      16,029
Redemption of preferred stock                                                      --                     (14,715)
Principal payments on debt                                                     (1,159)                       (165)
Principal payments on capital lease obligations                                  (158)                       (110)
Common stock dividends                                                         (1,418)                     (1,570)
Purchase of common stock                                                       (2,514)                       (230)
Other                                                                              --                        (123)
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                            (4,648)                       (884)
                                                                          -------------------------------------------
Net increase (decrease)  in cash and cash equivalents                            (565)                       (260)
Cash and cash equivalents beginning of period                                   2,226                       4,022
                                                                          -------------------------------------------
Cash and cash equivalents end of period                                      $  1,661                    $  3,762
                                                                          ===========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions                                 $     --                    $  3,469
Cash paid for interest                                                            722                         744
Cash paid for income taxes                                                        572                       1,807



See accompanying notes.

                                  Schawk, Inc.

               Notes to Consolidated Interim Financial Statements
                 (Thousands of dollars, except per share data)


NOTE 1.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the three years ended December 31, 1998.

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

NOTE 4.   INVENTORIES

Inventories consist of the following:

                                                           March 31            December 31
                                                             1999                 1998
                                                             ----                 ----
Raw materials                                              $ 1,442              $ 1,429
Work in process                                              7,176                5,706
                                                           -------              -------
                                                             8,618                7,135
Less: LIFO reserve                                          (1,187)              (1,187)
                                                           -------              -------
                                                           $ 7,431              $ 5,948
                                                           =======              =======

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           March 31            December 31
                                                             1999                 1998
                                                             ----                 ----
Land and improvements                                      $ 1,125              $ 1,125
Building and improvements                                    7,850                7,850
Machinery and equipment                                     62,688               60,241
Leasehold improvements                                       5,054                5,054
Building and improvements under capital leases               7,500                7,500
                                                           -------              -------
                                                            84,217               81,770
Accumulated depreciation and amortization                  (47,632)             (45,349)
                                                           -------              -------
                                                           $36,585              $36,421
                                                           =======              =======

NOTE 6.   INVESTMENTS

At March 31, 1999 all of the Company's investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized appreciation on these securities totaled $1,006 ($636 net of tax effects) at March 31, 1999 and is included as a separate component of stockholders' equity.

The following is a summary of available for sale securities at March 31, 1999:

                                                           Gross
                                                         Unrealized      Estimated Fair
                                             Cost      Gains (Losses)        Value
                                             ----      --------------        -----
Equity securities                           $6,185         $1,123           $ 7,308
Bond mutual funds                            3,709           (117)            3,592
                                            ------         ------           -------
                                            $9,894         $1,006           $10,900
                                            ======         ======           =======

During the three month period ended March 31, 1999, available-for-sale securities were sold with a fair value at the date of sale of $11,582 resulting in a gross realized gain of $80.

The following is a summary of available-for-sale securities by maturity date:

                                                                         Estimated Fair
                                             Cost                            Value
                                             ----                            -----
Due in one year or less                     $   --                          $    --
Due after one year through five years        3,709                            3,592
Due after five years through ten years          --                               --
                                            ------                          -------
Total debt securities                        3,709                            3,592
Equity securities                            6,185                            7,308
                                            ------                          -------
                                            $9,894                          $10,900
                                            ======                          =======

Amounts shown as short term investments on the balance sheet at March 31, 1999 represent management's estimates of amounts available for current operations. Equity securities represent the Company's ownership of 5,075 shares of common stock of Wace Group Plc, for which a tender offer was made and withdrawn in the first quarter of 1999. The Company intends to liquidate this investment during the second quarter of 1999.

NOTE 7.   EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share is computed by dividing net income less preferred dividends (in the first quarter of 1998), plus the discount on the redemption of preferred stock (in the first quarter of 1998), by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing net income less preferred dividends (in the first quarter of 1998) , plus the discount on the redemption of preferred stock (in the first quarter of 1998), by weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the period.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                 Three months ended March 31
                                                           1999                               1998
                                                     ----------------------------------------------------
Net income                                               $ 4,064                            $ 3,952
Preferred stock dividends                                     --                               (114)
Discount on redemption of preferred stock                     --                              5,832
                                                     -----------------                  -----------------

Income available for common shareholders                 $ 4,064                            $ 9,670
                                                     =================                  =================

Weighted average shares                                   21,805                             21,257
Effect of dilutive stock options                             100                                 46
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    21,905                             21,303
                                                     =================                  =================

Basic earnings per share                                 $  0.19                            $  0.45
                                                     =================                  =================

Diluted earnings per share                               $  0.19                            $  0.45
                                                     =================                  =================

NOTE 8.   SEGMENT REPORTING

The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for the three months ended March 31, 1999 and 1998 and by geographic area is as follows:

                                                                THREE MONTHS ENDED MARCH 31
1999                                                UNITED STATES            CANADA             TOTAL
Sales                                                  $ 34,314              $ 7,663           $ 41,977
Operating income                                          6,959                  336              7,295
Identifiable assets                                     121,161               18,623            139,784


                                                                THREE MONTHS ENDED MARCH 31
1998                                                UNITED STATES            CANADA             TOTAL
Sales                                                  $ 26,588              $ 4,423           $ 31,011
Operating income                                          6,040                  306              6,346
Identifiable assets                                     120,391               13,187            133,578


NOTE 9.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

The components of comprehensive income (loss), net of related tax, for the three month period ended March 31, 1999 are as follows:

                                                                 Three months ended March 31
                                                     ----------------------------------------------------
                                                           1999                               1998
                                                     -----------------                  -----------------
Net income                                                $4,064                             $3,952
Increase  (decrease) in unrealized  appreciation of
investments                                                  572                               (118)
Foreign currency translation adjustments                     156                                 17
                                                     -----------------                  -----------------
Comprehensive income                                      $4,792                             $3,851
                                                     =================                  =================

The components of accumulated comprehensive income (loss), net of related tax, at March 31, 1999 and December 31, 1998 are as follows:

                                                            1999                               1998
                                                     -----------------                  -----------------
Unrealized appreciation of investments                      $636                              $  64
Foreign currency translation adjustments                    (399)                              (555)
                                                     -----------------                  -----------------
Accumulated comprehensive income                            $237                              $(491)
                                                     =================                  =================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Certain statements contained in this report are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Although the Company believes that the expectations reflected in any such forward-looking statements such as the future income tax rates, the amount and timing of proceeds from its investments, the sufficiency of liquidity and capital resources for working capital and anticipated acquisitions, and the effectiveness of the Company's compliance, review and implementation plan to identify and resolve year 2000 issues are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's expectations regarding these issues assume, among other things, completion of anticipated acquisitions, general economic conditions, continued demand for its services, retention of key management and operation personnel, and the stability of state and federal income tax laws, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

NET SALES of $41,977 for the first quarter of 1999 represents a 35.4% increase from sales of $31,011 for the same period in 1998. The increase was primarily attributable to revenues from businesses acquired in 1998 as well as internal growth. Sales from new and existing customers increased by 4.3% and the remaining increase was due to businesses acquired throughout 1998.

COST OF SALES for the first quarter of 1999 increased to 56.0% from 52.7% of net sales for the same period in 1998. The higher cost of sales percentage was primarily in the business units acquired in 1998 that have not yet achieved targeted gross margins as well as the impact of slower seasonal sales in the advertising and promotion markets in the first quarter of the fiscal year.

OPERATING INCOME in the first quarter of 1999 increased 15.0% to $7,295 from $6,346 for the same period in 1998. This increase was primarily due to the higher sales volume in the first quarter of 1999 versus 1998, resulting primarily from businesses acquired during 1998 and internal growth. Selling, general and administrative expenses decreased to 26.6% of sales for the first quarter of 1999 from 26.8% of sales for the same period in 1998. Sales volume increases resulted in efficiencies leveraging the fixed portion of selling, general and administrative expenses.

OTHER INCOME (EXPENSE) - NET decreased to $(440) for the first quarter of 1999 compared with $240 for the same period of 1998. Interest expense has remained relatively constant over the periods as the Company's debt level has remained stable and most of its borrowings are at fixed rates. Interest and dividend income have steadily declined as the Company has liquidated its investment portfolio for acquisitions. Other income, which consists primarily of gains on sales of investments and capital gain distributions, also declined in the first quarter of 1999 from the same period as 1998 as the Company's investment portfolio was liquidated.

INCOME BEFORE INCOME TAXES increased to $6,855 for the first quarter of 1999 from $6,586 for the same period of 1998 for the reasons previously discussed.

INCOME TAX PROVISION increased to 40.7% of pretax income during the first quarter of 1999, as the Company derived a larger percentage of its income from higher taxed states. The Company's previous effective tax rate was 40%. The Company's effective tax rate is expected to increase to 41% over the remainder of the fiscal year.

NET INCOME increased to $4,064 for the first quarter of 1999 from $3,952 for the same period of 1998 for the reasons previously discussed.

PREFERRED DIVIDENDS decreased to zero in the first quarter of 1999 from $114 in the first quarter of 1998 as the Company repurchased all of the preferred stock outstanding in February of 1998.

DISCOUNT ON REDEMPTION OF PREFERRED STOCK resulted in non-recurring income available for common shares of $5,832 for the first quarter of 1998 (zero in 1999) as the Company repurchased its outstanding preferred stock at a discount compared to its liquidation value of $20,607 in February 1998.

BASIC AND DILUTED EARNINGS PER SHARE was $0.19 for the first quarter of 1999 compared with $0.45 for the same period in 1998. Basic and diluted earnings per share for the first quarter of 1998 without the non-recurring benefit from the repurchase of the Company preferred stock was $0.18. Weighted average common and common equivalent shares outstanding increased to 21,905 for the first quarter of 1999 from 21,303 for the same period of 1998, primarily as a result of an offering of common stock in February of 1998, stock issued in connection with acquisitions, increase in dilution from stock options, and reduced by shares repurchased under the Company's common stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. In January 1999 the Company entered into a five year unsecured $35,000 revolving credit facility expiring in January 2004. The facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth, working capital, and certain other financial ratios. No amount was outstanding on this facility at March 31, 1999. The Company also maintains a $10,000 unsecured credit facility and its consolidated Canadian subsidiary maintains a Cdn $10,000 unsecured working capital facility. Both of these facilities are due on demand. The domestic demand facility was unused at March 31, 1999 and the Canadian credit facility had approximately U.S. $4,800 available at March 31, 1999.

The Company held invested funds at March 31, 1999 of $10,900 (fair market value) primarily in bond mutual funds and investment in the common stock of Wace Group Plc. The investment in the Wace stock at a cost of $6,185 ($7,308 fair market value) arose through a tender offer for all of the outstanding stock of Wace that was withdrawn in the first quarter of 1999. These funds are available-for-sale to provide for acquisitions and corporate requirements. The Company intends to liquidate the Wace investment in the second quarter of 1999. Unrealized appreciation on all of the Company's investments of $1,006 ($636 net of tax effects) at March 31, 1999, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity.

At March 31, 1999, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40,000 due in installments from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) approximately US $1,800 of borrowings under the Company's Canadian subsidiary's working capital facility.

Management believes that the level of working capital and the cash generated from operations is adequate for the Company's liquidity needs related to normal operations and internal growth. The Company intends to finance planned acquisitions through the proceeds from its investment portfolio, amounts available under various unsecured credit agreements, and the issuance of common stock.

Capital expenditures of $2,322 were made during the first quarter of 1999 for machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first quarter of 1999 totaled $2,736.


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

For the divisions at risk for information technology problems, to date the Company is 90% complete on the remediation phase. The remediation phase involves primarily the purchase of software and hardware that has already been verified as Year 2000 compliant. The Company is currently testing a new accounting and financial software system, which will be implemented at those divisions by June 30, 1999.

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

SEASONALITY

Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity. However, the seasonal impact of the Company is changing due to its expansion into the advertising and promotion markets. Due to this change in the mix of revenues and the impact of the Company's active acquisition and expansion program, future seasonal patterns, if any, cannot be accurately predicted at this time.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     Form 8-K dated January 28, 1999



(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of May, 1999.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer




/s/ Dennis D. Wilson
------------------------------------
Director of Financial Reporting and Chief Accounting Officer