Form 10-Q
period 1999-06-30
SCHAWK INC
filed 1999-08-16
CIK 719164

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter ended June 30, 1999 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Exchange on Which Registered
  -------------------------          ----------------------------------------
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

                                Yes  X    No ____

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999, are:
                21,399,301 shares, Common Stock, $.008 par value
                ------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.



================================================================================

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                           JUNE 30, 1999               DECEMBER 31,
                                                                            (UNAUDITED)                    1998
                                                                          -------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,722                   $  2,226
   Short term investments                                                      11,170                     16,137
   Trade accounts receivable, less allowance for doubtful accounts
     of  $692 in 1999 and $730 in 1998                                         33,971                     34,426
   Inventories                                                                  6,952                      5,948
   Prepaid expenses and other                                                   2,882                      3,456
   Refundable income taxes                                                      1,563                      1,475
   Deferred income taxes                                                          831                        830
                                                                          -------------------------------------------
Total current assets                                                           60,091                     64,498

Property and equipment, net                                                    41,322                     36,421
Excess of cost over net assets acquired, less accumulated amortization
   of $6,129 in 1999 and $5,236 in 1998                                        37,519                     34,913
Other assets                                                                    9,259                      2,678
                                                                          -------------------------------------------
Total assets                                                                 $148,191                   $138,510
                                                                          ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                    $  5,913                   $  6,143
   Accrued expenses                                                            11,745                     11,691
   Income taxes payable                                                         2,124                      2,660
   Notes payable to banks                                                      13,796                      2,941
   Current portion of long-term debt and capital lease obligations              5,622                      5,610
                                                                          -------------------------------------------
Total current liabilities                                                      39,200                     29,045

Long-term debt                                                                 35,000                     35,000
Capital lease obligations                                                       4,308                      4,619
Other                                                                           1,016                      1,174
Deferred income taxes                                                           3,690                      3,649

STOCKHOLDERS' EQUITY:
   Common stock                                                                   182                        181
   Additional paid-in capital                                                  81,191                     80,262
   Retained earnings (deficit)                                                  1,346                     (3,503)
   Accumulated comprehensive income (loss), net                                  (326)                      (491)
                                                                          -------------------------------------------
                                                                               82,393                     76,449
   Treasury stock, at cost                                                    (17,416)                   (11,426)
                                                                          -------------------------------------------
Total stockholders' equity                                                     64,977                     65,023
                                                                          -------------------------------------------
Total liabilities and stockholders' equity                                   $148,191                   $138,510
                                                                          ===========================================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                1999                        1998
                                                                          -------------------------------------------
Net sales                                                                     $44,453                     $34,050
Cost of sales                                                                  25,907                      18,334
Selling, general, and administrative expenses                                  11,986                       8,988
                                                                          -------------------------------------------
Operating income                                                                6,560                       6,728

Other income (expense)
   Interest and dividend income                                                   142                         779
   Interest expense                                                              (897)                       (903)
   Other income (expense)                                                         319                       1,763
                                                                          -------------------------------------------
                                                                                 (436)                      1,639
                                                                          -------------------------------------------

Income before income taxes                                                      6,124                       8,367

Income tax provision                                                            2,526                       3,348
                                                                          -------------------------------------------

Net income available for common shares                                        $ 3,598                     $ 5,019
                                                                          ===========================================

Earnings per share:
   Basic                                                                      $  0.17                     $  0.23
   Diluted                                                                    $  0.17                     $  0.22

Weighted average number of common and common
   equivalent shares outstanding                                               21,619                      22,549
Dividends per Class A common share                                            $ 0.065                     $ 0.065

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                1999                        1998
                                                                          -------------------------------------------
Net sales                                                                     $86,430                     $65,061
Cost of sales                                                                  49,420                      34,686
Selling, general, and administrative expenses                                  23,155                      17,301
                                                                          -------------------------------------------
Operating income                                                               13,855                      13,074

Other income (expense)
   Interest and dividend income                                                   374                       1,555
   Interest expense                                                            (1,780)                     (1,812)
   Other income                                                                   530                       2,136
                                                                          -------------------------------------------
                                                                                 (876)                      1,879
                                                                          -------------------------------------------

Income before income taxes                                                     12,979                      14,953

Income tax provision                                                            5,317                       5,982
                                                                          -------------------------------------------

Net income                                                                      7,662                       8,971
Preferred dividends                                                                                          (114)
Discount on redemption of preferred stock                                          --                       5,832
                                                                          -------------------------------------------
Net income available for common shares                                        $ 7,662                     $14,689
                                                                          ===========================================

Earnings per share:
   Basic                                                                      $  0.35                     $  0.68
   Diluted                                                                    $  0.35                     $  0.67

Weighted average number of common and common
   equivalent shares outstanding                                               21,766                      21,931
Dividends per Class A common share                                            $  0.13                     $  0.13

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                 (In Thousands)

                                                                               1999                        1998
                                                                          -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $  7,662                    $  8,971
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              5,605                       3,750
     Deferred income taxes                                                         40                        (822)
     Gain realized on sale of marketable securities                              (420)                     (2,136)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                              1,441                         755
         Inventories                                                             (982)                     (1,089)
         Prepaid expenses and other                                               579                       1,006
         Trade accounts payable and accrued expenses                             (750)                       (546)
         Income taxes refundable/payable                                         (702)                     (2,482)
                                                                          -------------------------------------------
Net cash provided by (used in) operating activities                            12,473                       7,407

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                   11,614                      19,125
Purchase of short term investments                                             (6,343)                     (7,941)
Purchases of property and equipment                                            (9,255)                     (3,951)
Acquisitions, net of cash acquired                                             (8,363)                     (1,938)
Other                                                                          (2,301)                       (219)
                                                                          -------------------------------------------
Net cash provided by (used in) investing activities                           (14,648)                      5,076

FINANCING ACTIVITIES
Proceeds from short term borrowings                                            10,855                          --
Issuance of common stock                                                          930                      16,029
Redemption of preferred stock                                                      --                     (14,715)
Principal payments on debt                                                         --                        (746)
Principal payments on capital lease obligations                                  (311)                       (231)
Common stock dividends                                                         (2,813)                     (3,018)
Purchase of common stock                                                       (5,990)                       (490)
Other                                                                              --                        (253)
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                             2,671                      (3,424)
                                                                          -------------------------------------------
Net increase (decrease)  in cash and cash equivalents                             496                       9,059
Cash and cash equivalents beginning of period                                   2,226                       4,022
                                                                          -------------------------------------------
Cash and cash equivalents end of period                                      $  2,722                    $ 13,081
                                                                          ===========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions                                 $     --                    $  3,469
Cash paid for interest                                                          1,478                       1,517
Cash paid for income taxes                                                      5,852                       8,700

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

NOTE 3.   DESCRIPTION OF BUSINESS

Schawk, Inc. is a leading provider of digital imaging prepress services for the consumer products industry in North America, primarily serving the consumer products, packaging, advertising and promotional markets. The Company offers a complete line of high quality prepress services, digital image management, digital photography and art production. The Company also provides services for point-of-sale, advertising and direct mail.

NOTE 4.   INVENTORIES

Inventories consist of the following:

                                                   June 30      December 31
                                                    1999           1998
                                                    ----           ----

Raw materials                                      $1,437          $1,429
Work in process                                     6,702           5,706
                                                   ------          ------
                                                    8,139           7,135
Less: LIFO reserve                                 (1,187)         (1,187)
                                                   ------          ------
                                                   $6,952          $5,948
                                                   ======          ======

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   June 30      December 31
                                                    1999           1998
                                                    ----           ----

Land and improvements                              $ 1,375        $ 1,125
Building and improvements                            9,100          7,850
Machinery and equipment                             68,354         60,241
Leasehold improvements                               5,054          5,054
Building and improvements under capital leases       7,500          7,500
                                                   -------        -------
                                                    91,383         81,770
Accumulated depreciation and amortization          (50,061)       (45,349)
                                                   -------        -------
                                                   $41,322        $36,421
                                                   =======        =======

NOTE 6.   INVESTMENTS

At June 30, 1999 all of the Company's investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized losses on these securities totaled $300 ($180 net of tax effects) at June 30, 1999 and is included as a separate component of stockholders' equity.

The following is a summary of available for sale securities at June 30, 1999:

                                                                            Gross
                                                                         Unrealized      Estimated Fair
                                                           Cost        Gains (Losses)        Value
                                                           ----        --------------        -----
Pound sterling money market fund                         $ 7,563           $   --           $ 7,563
Bond mutual funds                                          3,787             (180)            3,607
                                                         -------           ------           -------
                                                         $11,350           $ (180)          $11,170
                                                         =======           =======          =======

During the three month period ended June 30, 1999 available-for-sale securities were sold with a fair value at date of sale of $11,614 including a gross realized gain of $420.

The following is a summary of available-for-sale securities by maturity date:

                                                                                         Estimated Fair
                                                           Cost                              Value
                                                           ----                              -----
Due in one year or less                                  $ 7,563                            $ 7,563
Due after one year through five years                      3,787                              3,607
Due after five years through ten years                        --                                 --
                                                         -------                            -------
                                                         $11,350                            $11,170

Amounts shown as short term investments on the balance sheet at June 30, 1999 represent management's estimates of amounts available for current operations.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three months ended June 30
                                                  1999            1998
                                                ------------------------


Income available for common shareholders        $  3,598        $  5,019
                                                ========        ========

Weighted average shares                           21,478          22,276
Effect of dilutive stock options                     141             273
                                                --------        --------
Adjusted weighted average shares and
   assumed conversions                            21,619          22,549
                                                ========        ========

Basic earnings per share                        $   0.17        $   0.23
                                                ========        ========

Diluted earnings per share                      $   0.17        $   0.22
                                                ========        ========

                                                Six months ended June 30
                                                  1999            1998
                                                ------------------------

Net income                                      $  7,662        $  8,971
Preferred stock dividends                             --            (114)
Discount on redemption of preferred stock             --           5,832
                                                --------        --------

Income available for common shareholders        $  7,662        $ 14,689
                                                ========        ========

Weighted average shares                           21,642          21,744
Effect of dilutive stock options                     124             187
                                                --------        --------
Adjusted weighted average shares and
   assumed conversions                            21,766          21,931
                                                ========        ========

Basic earnings per share                        $   0.35        $   0.68
                                                ========        ========

Diluted earnings per share                      $   0.35        $   0.67
                                                ========        ========

NOTE 8.   SEGMENT REPORTING

The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for the three and six months ended June 30, 1999 and 1998 and by geographic area is as follows:

                                    THREE MONTHS ENDED JUNE 30
1999                    UNITED STATES              CANADA           TOTAL

Sales                      $ 33,961               $ 10,492        $  44,453
Operating income              5,189                  1,371            6,560
Identifiable assets         130,063                 18,128          148,191
                                    THREE MONTHS ENDED JUNE 30
1998                    UNITED STATES              CANADA           TOTAL

Sales                      $ 29,156               $  4,894        $  34,050
Operating income              6,384                    344            6,728
Identifiable assets         118,846                 12,574          131,420

                                     SIX MONTHS ENDED JUNE 30
1999                    UNITED STATES              CANADA           TOTAL

Sales                      $ 68,276               $ 18,154        $  86,430
Operating income             12,147                  1,708           13,855
Identifiable assets         130,063                 18,128          148,191

                                     SIX MONTHS ENDED JUNE 30
1998                    UNITED STATES              CANADA           TOTAL

Sales                      $ 55,743               $  9,318        $  65,061
Operating income             12,421                    653           13,074
Identifiable assets         118,846                 12,574          131,420


NOTE 9.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for -sale securities and foreign currency translation adjustments to be included in comprehensive income.


The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 1999 are as follows:

                                                                 Three months ended June 30
                                                     ----------------------------------------------------
                                                           1999                               1998
                                                     -----------------                  -----------------
Net income                                                $3,598                             $5,019
Increase  (decrease) in unrealized  appreciation of
investments                                                 (816)                              (911)
Foreign currency translation adjustments                     253                               (206)
                                                     -----------------                  -----------------
Comprehensive income                                      $3,035                             $3,902
                                                     =================                  =================


                                                                  Six months ended June 30
                                                     ----------------------------------------------------
                                                           1999                               1998
                                                     -----------------                  -----------------
Net income                                                $7,662                             $8,971
Increase  (decrease) in unrealized  appreciation of
investments                                                 (244)                            (1,029)
Foreign currency translation adjustments                     409                               (189)
                                                     -----------------                  -----------------
Comprehensive income                                      $7,827                             $7,753
                                                     =================                  =================


The components of accumulated comprehensive income (loss), net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                            1999                               1998
                                                     -----------------                  -----------------
Unrealized gains (losses) on investments                  $ (180)                            $   64
Foreign currency translation adjustments                    (146)                              (555)
                                                     -----------------                  -----------------
Accumulated comprehensive income                          $ (326)                            $ (491)
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


NET SALES of $44,453 for the second quarter of 1999 represents a 30.5% increase from sales of $34,050 for the same period in 1998. The increase was attributable to revenues from businesses acquired during 1998. Sales from existing businesses were approximately the same as compared to the strong prior year quarter.

Net sales of $86,430 for the first half of 1999 represents a 32.8% increase from sales of $65,061 for the first half of 1998. Revenues from businesses acquired during 1998 represented substantially all of the increase in sales for the first half of 1999.

COST OF SALES for the second quarter of 1999 increased to 58.3% from 53.8% of net sales for the same period in 1998. The higher cost of sales percentage was primarily a result of lower margins from acquired businesses, as expected, and weakness in the margins of existing businesses due to lower volumes of higher margin projects compared to the previous year.

Cost of sales for the first half of 1999 increased to 57.2% from 53.3% of net sales for the first half of 1998. The higher cost of sales percentage for the first half of 1999 compared with the previous year is a result of the factors described in the previous paragraph.

OPERATING INCOME in the second quarter of 1999 decreased 2.5% to $6,560 from $6,728 for the same period in 1998. Operating margin decreased to 14.8% of sales for the second quarter versus 19.8% for the same period in 1998. This decrease was primarily the result of lower margins from acquired businesses and the lack of high margin projects in the quarter compared to the previous year. Selling, general and administrative expenses increased to 27.0% of sales for the second quarter of 1999 from 26.4% of sales for the same period in 1998. The increase was due to lower than expected sales volume on the fixed portion of general and administrative expenses.

Operating income for the first half of 1999 increased 6.0% to $13,855 from $13,074 for the same period in 1998. The increase was primarily attributable to the higher sales volume from acquired businesses. Selling, general and administrative expenses increased to 26.8% of sales for the first half of 1999 from 26.6% for the first half of 1998. This increase was due to lower than expected sales volume on the fixed portion of general administrative expenses for the first half of the year. Operating margin decreased to 16.0% for the first half of 1999 versus 20% for the first half of 1998 due to the factors previously discussed.

OTHER INCOME (EXPENSE) - NET decreased to $(436) for the second quarter of 1999 compared with $1,639 for the same period of 1998. Other income (expense), net decreased for the first half of 1999 to $(876) from $1,879 for the first half of 1998. Interest expense has remained relatively constant over the periods as the Company's debt level has remained stable and most of its borrowings are at fixed rates. Interest and dividend income have steadily declined as the Company has liquidated its investment portfolio for acquisitions. Other income, which consists primarily of gains on sales of investments and capital gain distributions, also declined in throughout 1999 from the same period as 1998 as the Company's investment portfolio was liquidated.

INCOME BEFORE INCOME TAXES decreased to $6,124 for the second quarter of 1999 from $8,367 for the second quarter of 1998 and decreased to $12,979 for the first half of 1999 from $14,953 for the first half of 1998 for the reasons previously discussed.

INCOME TAX PROVISION increased to 41.2% of pretax income during the second quarter of 1999, and was 41.0% for the first half of 1999 as the Company derived a larger percentage of its income from higher taxed states. The Company's effective tax rate for the second quarter of 1998 and the first half of 1998 was 40%. The Company's effective tax rate is expected to remain at approximately 41% over the remainder of the fiscal year.

NET INCOME decreased to $3,598 for the second quarter of 1999 from $5,019 for the same period of 1998, and decreased to $7,662 for the first half of 1999 from $8,971 for the first half of 1998 for the reasons previously discussed.

PREFERRED DIVIDENDS decreased to zero in the second quarter of 1999 and 1998 and were zero in the first half of 1999 versus $114 in the first half of 1998 as the Company repurchased all of the preferred stock outstanding in February of 1998.

DISCOUNT ON REDEMPTION OF PREFERRED STOCK resulted in non-recurring income available for common shares of $5,832 for the first half of 1998 (zero during 1999) as the Company repurchased its outstanding preferred stock at a discount compared to its liquidation value of $20,607 in February 1998.

BASIC AND DILUTED EARNINGS PER SHARE was $0.17 for the first quarter of 1999 compared with $0.23 basic and $0.22 diluted for the same period in 1998. Basic and diluted earnings per share for the second quarter of 1998 without the non-operating investment gains would have been $0.19 and $0.18, respectively. Basic and diluted earnings per share was $0.35 for the first half of 1999 compared with $0.68 basic and $0.67 diluted for the first half of 1998. Basic and diluted earnings per share for the first half of 1998 without the non-recurring discount on the redemption of preferred stock would have been $0.41and $0.40, respectively. Weighted average common and common equivalent shares outstanding decreased to 21,619 for the second quarter of 1999 from 22,549 for the same period of 1998, primarily as a result of stock issued in connection with acquisitions, and decreased by lower dilution from stock options, and by shares repurchased under its common stock repurchase program. Weighted average common and common equivalent shares outstanding decreased to 21,766 for the first half of 1999 from 21,931 for the first half of 1998 for the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains an unsecured $35,000 revolving credit facility expiring in January 2004,which had $30,000 available at June 30, 1999. The facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth and working capital. The Company maintains an additional $10,000 credit facility ($3,150 available at June 30, 1999) and its consolidated Canadian subsidiary maintains a Cdn $10,000 unsecured working capital facility (approximately $4,900 available at June 30, 1999.) Both of these facilities are due on demand.

The Company held invested funds at June 30, 1999 of $11,170 primarily in short-term bond mutual funds and in a British pound sterling money market account. Unrealized losses on these investments of $180 at June 30, 1999, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity.

At June 30, 1999, outstanding long- term debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40,000 due in installments from 1999 through 2005 (averaging seven years) at an average interest rate of 6.88%; and (ii) approximately US $1,800 of borrowings under the Company's Canadian subsidiary's working capital facility.

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

Capital expenditures of $9,255 were made during the first half of 1999 for land, building, machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first half of 1999 totaled $5,605.

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

STATUS OF PROGRESS IN YEAR 2000 COMPLIANCE

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all internal information, production, and manufacturing systems that could be significantly affected by the Year 2000. The assessment indicated that although the information technology systems for most of the Company's operations are not at risk, certain of the Company's operations which have been acquired during the last few years have information technology systems that are not Year 2000 compliant. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems "operating equipment", are not significantly at risk. The Company believes that it does not have a material exposure for Year 2000 as it relates to its products. The assessment of building systems, equipment at properties which make use of embedded computer chips, such as elevators, security systems, telecommunications equipment, and HVAC equipment, has not yet been completed. It is expected that the assessment of building systems will be completed by September 30, 1999. The Company has not completed its assessment with regard to Year 2000 compliance status of its significant suppliers. It is expected that this assessment will be completed by September 30, 1999.

Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and certain hardware at those divisions that have non-compliant systems so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

For the divisions at risk for information technology problems, to date the Company is 90% complete on the remediation phase. The remediation phase involves primarily the purchase of software and hardware that has already been verified as Year 2000 compliant. The Company is currently testing a new accounting and financial software system, which will be implemented at those divisions by September 30, 1999.

THIRD PARTY EXPOSURE

The Company's accounts payable, purchasing and accounts receivable information technology systems do not interface directly with third parties. The Company has not yet completed its query of these third parties with regard to whether their systems are Year 2000 compliant. This is expected to be completed by the end of the third quarter 1999. The inability of these third parties to complete their Year 2000 compliance process in a timely fashion could materially impact the Company.

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

SEASONALITY

Historically, the Company has experienced lower revenues in the first and fourth quarters due to the seasonal trends of its clients and lower overall economic activity. However, the seasonal impact of the Company is changing due to its expansion into the advertising and promotion markets. The impact of these changes has not yet been fully evaluated.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     No Forms 8-K were filed during the second quarter of 1999



(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of August, 1999.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
----------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
----------------------------------
Senior Vice President and Chief Financial Officer




/s/ Dennis D. Wilson
----------------------------------
Director of Financial Reporting and Chief Accounting Officer