Form 10-Q
period 1999-09-30
SCHAWK INC
filed 1999-11-15
CIK 719164

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 1999 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:


   Title of Each Class                   Name of Exchange on Which Registered
-------------------------              -----------------------------------------
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


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999, are:

                21,201,566 shares, Common Stock, $.008 par value
                ------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.

================================================================================

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                        SEPTEMBER 30,
                                                                             1999          DECEMBER 31,
                                                                         (UNAUDITED)           1998
                                                                        -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   1,133          $   2,226
   Short term investments                                                    3,604             16,137
   Trade accounts receivable, less allowance for doubtful accounts
      of $761 in 1999 and $694 in 1998                                      43,121             34,426
   Inventories                                                               8,233              5,948
   Prepaid expenses and other                                                2,838              3,456
   Refundable income taxes                                                   1,646              1,475
   Deferred income taxes                                                       831                830
                                                                         ----------------------------
Total current assets                                                        61,406             64,498

Property and equipment, net                                                 45,237             36,421
Excess of cost over net assets acquired, less accumulated amortization      64,317             34,913
   of $5,603 in 1999 and $4,207 in 1998
Other assets                                                                 3,812              2,678
                                                                         ----------------------------
Total assets                                                             $ 174,772          $ 138,510
                                                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $   5,660          $   6,143
   Accrued expenses                                                         13,431             11,691
   Income taxes payable                                                      2,690              2,660
   Notes payable to banks                                                    6,775              2,941
   Current portion of long-term debt and capital lease obligations           5,136              5,610
                                                                         ----------------------------
Total current liabilities                                                   33,692             29,045

Long-term debt                                                              66,640             35,000
Capital lease obligations                                                    4,641              4,619
Other                                                                        1,017              1,174
Deferred income taxes                                                        3,650              3,649

STOCKHOLDERS' EQUITY:
   Common stock                                                                182                181
   Additional paid-in capital                                               81,307             80,262
   Retained earnings (deficit)                                               3,484             (3,503)
   Accumulated comprehensive income (loss), net                               (214)              (491)
                                                                         ----------------------------
                                                                            84,759             76,449
   Treasury stock, at cost                                                 (19,627)           (11,426)
                                                                         ----------------------------
Total stockholders' equity                                                  65,132             65,023
                                                                         ----------------------------
Total liabilities and stockholders' equity                               $ 174,772          $ 138,510
                                                                         ============================


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                    1999        1998
                                                --------------------
Net sales                                       $ 47,188    $ 37,692
Cost of sales                                     27,127      20,577
Selling, general, and administrative expenses     13,070       9,972
                                                --------------------
Operating income                                   6,991       7,143

Other income (expense)
   Interest and dividend income                      120         614
   Interest expense                               (1,160)       (906)
   Other income (expense)                             (7)        368
                                                --------------------
                                                  (1,047)         76
                                                --------------------

Income before income taxes                         5,944       7,219

Income tax provision                               2,426       2,934
                                                --------------------

Net income available for common shares          $  3,518    $  4,285
                                                ====================

Earnings per share:
   Basic                                        $   0.17    $   0.19
   Diluted                                      $   0.17    $   0.19

Weighted average number of common and common
   equivalent shares outstanding                  21,290      22,538
Dividends per Class A common share              $  0.065    $  0.065



See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                   1999         1998
                                                ----------------------
Net sales                                       $ 133,618    $ 102,753
Cost of sales                                      76,547       55,263
Selling, general, and administrative expenses      36,225       27,273
                                                ----------------------
Operating income                                   20,846       20,217

Other income (expense)
   Interest and dividend income                       494        2,169
   Interest expense                                (2,940)      (2,718)
   Other income                                       523        2,504
                                                ----------------------
                                                   (1,923)       1,955
                                                ----------------------

Income before income taxes                         18,923       22,172

Income tax provision                                7,743        8,916
                                                ----------------------

Net income                                         11,180       13,256
Preferred dividends                                  --           (114)
Discount on redemption of preferred stock            --          5,832
                                                ----------------------
Net income available for common shares          $  11,180    $  18,974
                                                ======================

Earnings per share:
   Basic                                        $    0.52    $    0.85
   Diluted                                      $    0.52    $    0.84

Weighted average number of common and common
   equivalent shares outstanding                   21,598       22,475
Dividends per Class A common share              $   0.195    $   0.195


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                 (In Thousands)


                                                                          1999        1998
                                                                        --------------------
OPERATING ACTIVITIES
Net income                                                              $ 11,180    $ 13,256
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                         8,681       5,907
     Deferred income taxes                                                  --          (842)
     Gain realized on sale of marketable securities                         (420)     (2,504)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                        (2,354)     (3,198)
         Inventories                                                      (1,420)     (1,343)
         Prepaid expenses and other                                          874         848
         Trade accounts payable and accrued expenses                      (1,884)        745
         Income taxes refundable/payable                                    (383)     (2,539)
                                                                        --------------------
Net cash provided by (used in) operating activities                       14,274      10,330

INVESTING ACTIVITIES
Proceeds from sale of investments                                         20,424      35,602
Purchase of  investments                                                  (7,563)    (14,217)
Purchases of property and equipment                                      (13,436)     (5,764)
Acquisitions, net of cash acquired                                       (38,899)    (20,369)
Other                                                                        892       1,077
                                                                        --------------------
Net cash provided by (used in) investing activities                      (38,582)     (3,671)

FINANCING ACTIVITIES
Proceeds from bank debt                                                   34,798        --
Issuance of common stock                                                   1,046      16,469
Redemption of preferred stock                                               --       (14,715)
Principal payments on debt                                                  --          (931)
Principal payments on capital lease obligations                             (235)       (320)
Common stock dividends                                                    (4,193)     (4,472)
Purchase of common stock                                                  (8,201)     (4,853)
Other                                                                       --          (225)
                                                                        --------------------
Net cash provided by (used in) financing activities                       23,215      (9,047)
                                                                        --------------------
Net increase (decrease)  in cash and cash equivalents                     (1,093)     (2,388)
Cash and cash equivalents beginning of period                              2,226       4,022
                                                                        --------------------
Cash and cash equivalents end of period                                 $  1,133    $  1,634
                                                                        ====================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions                            $   --      $  5,016
Cash paid for interest                                                     2,377       2,258
Cash paid for income taxes                                                 7,370      11,800

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

NOTE 4.   INVENTORIES

Inventories consist of the following:


                       September 30    December 31
                           1999           1998
                       -----------     -----------
Raw materials            $ 2,391         $ 1,429
Work in process            7,029           5,706
                         -------         -------
                           9,420           7,135
Less: LIFO reserve        (1,187)         (1,187)
                         -------         -------
                         $ 8,233         $ 5,948
                         =======         =======



NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                September 30     December 31
                                                    1999            1998
                                                ------------     -----------
Land and improvements                            $  1,375        $  1,125
Building and improvements                           9,100           7,850
Machinery and equipment                            74,842          60,241
Leasehold improvements                              5,054           5,054
Building and improvements under capital leases      7,500           7,500
                                                 --------        --------
                                                   97,871          81,770
Accumulated depreciation and amortization         (52,634)        (45,349)
                                                 --------        --------
                                                 $ 45,237        $ 36,421
                                                 ========        ========

NOTE 6.   INVESTMENTS

At September 30, 1999 all of the Company's investments were classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized losses on these securities totaled $260 ($156 net of tax effects) at September 30, 1999 and is included as a separate component of stockholders' equity.

The following is a summary of available for sale securities at September 30, 1999:


                                            Gross
                                          Unrealized      Estimated Fair
                            Cost         Gains (Losses)        Value
                           -------       --------------   ---------------
Bond mutual funds          $ 3,760           $ (156)           $3,604
                           =======           =======           ======


During the three month period ended September 30, 1999 available-for-sale securities were sold with a fair value and cost at date of sale of $7,563.

The following is a summary of available-for-sale securities by maturity date:


                                                  Estimated Fair
                                          Cost        Value
                                         ------   --------------
Due in one year or less                  $ --          $ --
Due after one year through five years     3,760         3,604
Due after five years through ten years     --            --
                                         ------        ------
                                         $3,760        $3,604


Amounts classified as current assets on the balance sheet at September 30, 1999 represent management's estimates of amounts available for current operations.

NOTE 7.   EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share for the three month periods ended September 30, 1999 and 1998, and for the nine month period ended September 30, 1999, is computed by dividing net income for the period by the weighted average shares outstanding for the period. Diluted earnings per share for the three month periods ended September 30, 1999 and 1998, and for the nine month period ended September 30, 1999, is computed by dividing net income for the period by the weighted average number of common shares and common equivalent shares outstanding (stock options) for the period. In February 1998 the Company redeemed all of its preferred stock. Therefore, the computations for the nine month period ended September 30, 1998 subtract preferred stock dividends and add the discount on the redemption of preferred stock from income available for common shareholders.

The following table sets forth the computation of basic and diluted earnings per share:


                                        Three months ended September 30
                                            1999            1998
                                           -------         -------
Income available for common shareholders   $ 3,518         $ 4,285
                                           =======         =======

Weighted average shares                     21,237          22,261
Effect of dilutive stock options                53             277
                                           -------         -------
Adjusted weighted average shares and
   assumed conversions                      21,290          22,538
                                           =======         =======

Basic earnings per share                   $  0.17         $  0.19
                                           =======         =======

Diluted earnings per share                 $  0.17         $  0.19
                                           =======         =======


                                        Nine months ended September 30
                                              1999       1998
                                            --------   --------
Net income                                  $ 11,180   $ 13,256
Preferred stock dividends                       --         (114)
Discount on redemption of preferred stock       --        5,832
                                            --------   --------

Income available for common shareholders    $ 11,180   $ 18,974
                                            ========   ========

Weighted average shares                       21,493     22,267
Effect of dilutive stock options                 105        208
                                            --------   --------
Adjusted weighted average shares and
   assumed conversions                        21,598     22,475
                                            ========   ========

Basic earnings per share                    $   0.52   $   0.85
                                            ========   ========

Diluted earnings per share                  $   0.52   $   0.84
                                            ========   ========


NOTE 8.   SEGMENT REPORTING

The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for the three and nine months ended September 30, 1999 and 1998 and by geographic area is as follows:


                                            THREE MONTHS ENDED SEPTEMBER 30
1999                              UNITED STATES        CANADA           TOTAL
Sales                                $ 36,851         $ 10,337        $  47,188
Identifiable assets                   144,568           30,204          174,772
                                            THREE MONTHS ENDED SEPTEMBER 30
1998                              UNITED STATES        CANADA           TOTAL
Sales                                $ 32,985         $  4,707        $  37,692
Identifiable assets                   121,846           13,080          134,926


                                         NINE MONTHS ENDED SEPTEMBER 30
1999                              UNITED STATES        CANADA           TOTAL
Sales                               $ 105,127         $ 28,491       $  133,618
Identifiable assets                   130,063           18,128          148,191

                                         NINE MONTHS ENDED SEPTEMBER 30
1998                              UNITED STATES         CANADA          TOTAL
Sales                               $ 88,728          $  14,025      $ 102,753
Identifiable assets                  121,846             13,080        134,926


NOTE 9.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for -sale securities and foreign currency translation adjustments to be included in comprehensive income.

The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 1999 are as follows:


                                                     Three months ended
                                                         September 30
                                                     ------------------
                                                       1999      1998
                                                     -------   --------
Net income                                            $ 3,518   $ 4,285
Increase  (decrease) in unrealized  appreciation of
investments                                                24       (76)
Foreign currency translation adjustments                   88      (273)
                                                      -------   -------
Comprehensive income                                  $ 3,630   $ 3,936
                                                      =======   =======


                                                      Nine months ended
                                                          September 30
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
Net income                                            $ 11,180    $ 13,256
Increase  (decrease) in unrealized  appreciation of
investments                                               (220)     (1,105)
Foreign currency translation adjustments                   497        (462)
                                                      ========    ========
Comprehensive income                                  $ 11,457    $ 11,689
                                                      ========    ========


The components of accumulated comprehensive income (loss), net of related tax, at September 30, 1999 and December 31, 1998 are as follows:


                                            1999     1998
                                           -----    -----
Unrealized gains (losses) on investments   $(156)   $  64
Foreign currency translation adjustments     (58)    (555)
                                           =====    =====
Accumulated comprehensive income           $(214)   $(491)
                                           =====    =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the ability of the Company to finance growth and acquisitions from future cash flows and available borrowings and the future income tax rate of the Company, are not statements of historical fact and are forward-looking statements with in the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the ability of the Company to implement its growth strategy, to identify and exploit industry trends, and to exploit technological advances in the imaging industry.


NET SALES of $47,188 for the third quarter of 1999 represents a 25.2% increase from sales of $37,692 for the same period in 1998. The increase was attributable to revenues from businesses acquired over the last twelve months. Sales from existing businesses were approximately the same as compared to the strong prior year quarter.

Net sales of $133,618 for the first nine months of 1999 represents a 30.0% increase from sales of $102,753 for the same period of 1998. Revenues from businesses acquired during the last twelve months represented substantially all of the increase in sales for the first nine months of 1999.

COST OF SALES for the third quarter of 1999 increased to 57.5% from 54.6% of net sales for the same period in 1998. The higher cost of sales percentage was primarily a result of a shift in sales mix from higher margin prepress packaging customers to lower margin prepress advertising customers.

Cost of sales for the first nine months of 1999 increased to 57.3% from 53.8% of net sales for the first nine months of 1998. The higher cost of sales percentage for the first nine months of 1999 compared with the previous year is a result of the factors described in the previous paragraph.

OPERATING INCOME in the third quarter of 1999 decreased 2.1% to $6,991 from $7,143 for the same period in 1998. Operating margin decreased to 14.8% of sales for the third quarter versus 19.0% for the same period in 1998. This decrease was primarily the result of the sales mix change as previously described. Selling, general and administrative expenses increased to 27.7% of sales for the third quarter of 1999 from 26.5% of sales for the same period in 1998. The increase was due to higher selling, general and administrative expenses as a percentage of sales for advertising prepress customers relative to packaging prepress customers.

Operating income for the first nine months of 1999 increased 3.1% to $20,846 from $20,217 for the same period in 1998. The increase was primarily attributable to the higher sales volume from acquired businesses. Selling, general and administrative expenses increased to 27.1% of sales for the first nine months of 1999 from 26.5% for the first nine months of 1998. This increase was due to sales mix change described in the previous paragraph. Operating margin decreased to 15.6% for the first nine months of 1999 versus 19.7% for the first nine months of 1998 due to the factors previously discussed.

OTHER INCOME (EXPENSE) - NET decreased to $(1,047) for the third quarter of 1999 compared with $76 for the same period of 1998. The decrease was due primarily to higher investment interest income of $869 in the third quarter of 1998. Additionally, interest expense increased by $254 during the third quarter of 1999 compared with the prior year quarter. Other income (expense), net decreased for the first nine months of 1999 to $(1,923) from $1,955 for the first nine months of 1998. Interest expense has increased by $222 over the nine month periods as the Company's debt level has steadily increased due to acquisitions. Investment income, including gains on the sale of investments, has declined by $3,656 as the Company has liquidated its investment portfolio for acquisitions.

INCOME BEFORE INCOME TAXES decreased to $5,944 for the third quarter of 1999 from $7,219 for the third quarter of 1998 and decreased to $18,923 for the first nine months of 1999 from $22,172 for the first nine months of 1998 for the reasons previously discussed.

INCOME TAX PROVISION increased to 40.8% of pretax income during the third quarter of 1999 from 40.6% for the same period of 1998, and was 40.9% for the first nine months of 1999 versus 40.2% for the same period in 1998, as the Company derived a larger percentage of its income from higher taxed states. The Company's effective tax rate is expected to remain at approximately 41% for the remainder of 1999.

NET INCOME decreased to $3,518 for the third quarter of 1999 from $4,285 for the same period of 1998, and decreased to $11,180 for the first nine months of 1999 from $13,256 for the first nine months of 1998 for the reasons previously discussed.

PREFERRED DIVIDENDS were zero in the third quarter of 1999 and 1998 and were zero in the nine months of 1999 versus $114 in the first nine months of 1998 as the Company repurchased all of the preferred stock outstanding in February of 1998.

DISCOUNT ON REDEMPTION OF PREFERRED STOCK resulted in non-recurring income available for common shares of $5,832 for the first nine months of 1998 (zero during 1999) as the Company repurchased its outstanding preferred stock at a discount compared to its liquidation value of $20,607 in February 1998.

BASIC AND DILUTED EARNINGS PER SHARE was $0.17 for the third quarter of 1999 compared with $0.19 for the same period in 1998. Basic and diluted earnings per share was $0.52 for the first nine months of 1999 compared with $0.85 basic and $0.84 diluted for the first nine months of 1998. Basic and diluted earnings per share for the first nine months of 1998 without the non-recurring discount on the redemption of preferred stock would have been $0.58 and $0.57, respectively. Weighted average common and common equivalent shares outstanding decreased to 21,290 for the third quarter of 1999 from 22,538 for the same period of 1998, primarily as a result of shares repurchased under its common stock repurchase program. Weighted average common and common equivalent shares outstanding decreased to 21,598 for the first nine months of 1999 from 22,475 for the first nine months of 1998 for the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains an unsecured $35,000 revolving credit facility expiring in January 2004, all of which was drawn at September 30, 1999. In October, 1999 the facility was increased to $65,000. The facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth and working capital. The Company maintains an additional $15,000 unsecured demand line of credit ($8,000 available at September 30, 1999) and its consolidated Canadian subsidiary maintains a Cdn $7,500 unsecured demand line of credit (approximately Cdn $4,500 available at September 30, 1999.) Both of these facilities are due on demand.

The Company held invested funds at September 30, 1999 of $3,604 in a bond mutual fund. Unrealized losses, net of tax, on these investments of $156 at September 30, 1999, has been excluded from earnings in the Company's consolidated statement of operations and has been included as a separate component of stockholders' equity.

At September 30, 1999, outstanding long-term debt of the Company consisted of:
(i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $30,000 due in installments from 1999 through 2005 (averaging seven years) at an interest rate of 6.98%; and (ii) approximately $ 37,000 of borrowings under the Company's credit lines.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations and planned acquisitions both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and investments, cash generated through future operations, or through borrowings from its banks.

Capital expenditures of $13,436 were made during the first nine months of 1999 for land, building, machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first nine months of 1999 totaled $8,681.

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

STATUS OF PROGRESS IN YEAR 2000 COMPLIANCE

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has substantially completed its assessment of all internal information, production, and manufacturing systems that could be significantly affected by the Year 2000. The assessment indicated that although the information technology systems for most of the Company's operations are not at risk, certain of the Company's operations which have been acquired during the last few years have information technology systems that are not Year 2000 compliant. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems "operating equipment", are not significantly at risk. The Company believes that it does not have a material exposure for Year 2000 as it relates to its products. The assessment of building systems, equipment at properties which make use of embedded computer chips, such as elevators, security systems, telecommunications equipment, and HVAC equipment, has been substantially completed. The Company has substantially completed its assessment with regard to Year 2000 compliance status of its significant suppliers.

Based on recent assessments, the Company has determined that it will be required to modify or replace portions of its software and certain hardware at those divisions that have non-compliant systems so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that it has modified or replaced substantially all existing hardware and software thereby mitigating Year 2000 concerns. However, if any unknown Year 2000 problems are imbedded in any critical systems, there could be a material impact on the Company.

For the Company's divisions at risk for information technology problems, to date the Company is substantially complete on the remediation phase. The remediation phase involves primarily the purchase of software and hardware that has already been verified as Year 2000 compliant. The Company successfully installed and tested a new accounting and financial software system in the third quarter of 1999 at a division which was not Year 2000 compliant. As a result, therefore management believes that its financial accounting system is Year 2000 compliant.

THIRD PARTY EXPOSURE

The Company's accounts payable, purchasing and accounts receivable information technology systems do not interface directly with third parties. The Company substantially completed its query of these third parties with regard to whether their systems are Year 2000 compliant. Management believes that there are several alternative suppliers it all critical purchasing areas and that alternative sourcing will mitigate any significant problems.

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

As part of its contingency planning, the Company is analyzing the most reasonably likely worst case scenarios that could result from failing to complete all necessary phases of the Year 2000 program in a timely manner. Management believes that it has substantially completed its Year 2000 remediation. However, the Company may be susceptible to significant disruption in its business due to failures of third parties previously described. Additionally, broad based and systemic economic failures could have a materially adverse effect on the Company. The amount of potential liability or lost revenue from these factors cannot be reasonably estimated at this time.

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

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     No Forms 8-K were filed during the second quarter of 1999

(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of November, 1999.


SCHAWK, INC.
---------------------------------------------
(Registrant)




/s/ David A. Schawk
---------------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
---------------------------------------------
Senior Vice President and Chief Financial Officer




/s/ Dennis D. Wilson
---------------------------------------------
Director of Financial Reporting and Chief Accounting Officer