Form 10-K405
period 1999-12-31
SCHAWK INC
filed 2000-03-30
CIK 719164

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

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR
 _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-9335
                          ---------------------------

                                  SCHAWK, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                          36-2545354
      (State or other jurisdiction of                  (I.R.S. Employer Identification No.)
       incorporation or organization)

                                1695 RIVER ROAD
                          DES PLAINES, ILLINOIS 60018
                    (Address of principal executive office)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847-827-9494
                          ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class:                      Name of Exchange on Which Registered:
           CLASS A COMMON STOCK,                             NEW YORK STOCK EXCHANGE
              $.008 PAR VALUE

                          ---------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on March 15, 2000, of the voting stock held by non-affiliates of the Registrants was approximately $57,308,491

The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 2000, are: 21,205,101 shares, Class A Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
---------------------------------------------    ----------------------------------------------------------
1. Proxy Statement for the 1999 Annual           Part III, Items 10, 11, 12 and 13.
   Meeting of Stockholders to be held May 24,
   2000 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                               DECEMBER 31, 1999

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    10
Item 3.    Legal Proceedings...........................................    12
Item 4.    Submission of Matters to a Vote of Security Holders.........    12
                                   PART II
Item 5.    Market for the Registrants' Common Stock and Related
           Stockholder Matters.........................................    12
Item 6.    Selected Financial Data.....................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    14
Item 7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    18
Item 8.    Financial Statements and Supplementary Data.................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................    38
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    38
Item 11.   Executive Compensation......................................    38
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    38
Item 13.   Certain Transactions........................................    38
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    38

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Schawk, Inc. ("Schawk" or the "Company") has one current operating business segment, Digital Imaging Graphics Arts for consumer products packaging and advertising and promotional applications. The Company is incorporated under the laws of the State of Delaware.

                                    BUSINESS

GENERAL

     The Company is the largest independent provider of digital imaging prepress services to the consumer products packaging market in the world. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital platemaking and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as digital photography and various related outsourcing services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted for over 70% net sales during 1999, 1998 and 1997. The balance of the Company's business consists of the production of similar, advertising and promotional applications.

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

     The Company believes that its clients have increasingly chosen to outsource their imaging needs to the Company because of its: (i) high quality customized imaging capabilities; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States, Canada, Mexico and Asia, (iv) digital imaging asset management; (v) art production; and (vi) ability to service its clients' global prepress requirements through the Company's North American facilities and international subsidiaries and alliance partners.

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

     Prepress services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production design, digital photography, retouching, color separation and other platemaking services, for use in lithography, flexography and gravure. "Color separation" refers to preparing color images, text and layout for the printing process. Prepress services such as color separation work have traditionally been performed by skilled craftspeople almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, prepress firms such as the Company have become almost totally computerized, relying instead on digital imaging, in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of media, including tape, floppy disk, CD-ROM and via the Internet. More recently there is a trend toward an all digital work flow, from creative design through printing. The most recent innovation is the production of plates directly from a digital file, hence the term "direct to plate" (DTP) or "computer to plate" (CTP). This innovation eliminates the step of preparing photographic film and exposing the film on a plate. This CTP technology is more precise and reduces the time to produce a printing plate.

     The prepress industry in North America has over 1,300 market participants, principally independent color separators, such as the Company, converters, printers and consumer products companies that perform these services in-house. The majority of prepress providers specialize in high volume, commodity-oriented publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company's target market, however, is high-end packaging for the consumer products industry. The North American market for prepress services for packaging to the consumer products industry is estimated by the Company to range from $1.5 billion to $1.7 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products prepress industry is highly fragmented with hundreds of market participants, only a small number of which have annual revenues exceeding $30.0 million. The Company believes that the number of participants in the North American prepress market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

     The rapid development of lower-cost, faster desktop publishing software systems has increased the potential for competition in the prepress industry by lowering barriers to entry relating to equipment costs. However, this development has also resulted in the proliferation of software systems, many of which have created training issues. Frequent changes in software necessitates continuous training and education and investment in faster equipment. It has also created the demand from clients for increasingly faster turnaround and delivery times. As technology advances in the imaging industry, speed has become, and continues to be a significant differentiator between the Company and its competition.

     There is also a more significant barrier to entry that has always existed -- hundreds of "technician years" of expertise in working with all of major printers and convertors to make sure a package is printed according to the client's specifications. For this reason, new upstarts have difficulty competing with Schawk.

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

     Meeting the requirements of the advertising and promotional business demands production of work under extremely short timelines, usually in under 24 hours. Creative retouching, color correction and composition in multiple file formats are produced to meet requirements of the printers. The Company is a leader in conventional, computer to plate and digital ad delivery to publications.

THE COMPANY'S GROWTH STRATEGY

     The Company's primary goal is to enhance its leadership positions in the prepress imaging market serving the consumer products, advertising and promotion markets. Key aspects of the Company's business strategy to achieve this goal include the following:

     - Growth through Acquisitions and Start-up Operations. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million in revenues. In its 45-year business history, the Company has integrated more than 43 prepress and imaging businesses into its operations while streamlining overhead and improving margins in the aggregate. The Company acquired 8 businesses in 1999 with combined annualized revenues of in excess of $37 million. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. These managers of acquired businesses receive performance incentives to continue to profitably grow the business.

      The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions a reputation for quality work and established client lists. Schawk believes that an emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its service offerings and provide single source prepress and imaging and image database services to its clients.

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

      The Company has also had some success in establishing start-up operations in response to client and market requirements. Schawk intends to continue this strategy as opportunities warrant. See "-- Acquisitions and Start-up Operations."

     - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their prepress staffs and total number of suppliers. The Company's on-site strategy developed as clients outsource imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort, as clients increasingly require on-site service. As of December 31, 1999 the Company had 41 on-site locations staffed by over 130 Schawk employees, approximately 9% of our total workforce. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of digital imaging services. As clients continue to cut their staffing levels, they are expanding the number of services required of their prepress suppliers. As a result, fewer of the Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue.

      Exploitation of Technology Advancements: The Company is dedicated to keeping abreast of and initiating technological process developments in its industry. To build upon its leadership position, the Company actively evaluates systems and software products of various computer and software manufacturers and also independently develops software for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality prepress services. The Company concentrates its efforts on understanding the systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements.

MANAGEMENT PHILOSOPHY

     The Company believes that by adhering to its management philosophy, the Company has gained in market share and improved margin performance in its core business. The proof of the strength of its management philosophy is the fact that the company increased sales and had operating income in its digital imaging business in 18 of the last 21 years. The Company's management philosophy incorporates the following key concepts:

     Total Quality Management. A cornerstone of the Company's management philosophy is its emphasis on high quality. The Company is committed to the principles of "Total Quality Management" ("TQM") and stresses to all employees, regardless of level, the importance of striving to meet or exceed client expectations. Historically, the Company has been committed to employee training and technological improvements to achieve this level of performance. Through the Company's application of TQM, employees have adopted the necessary commitment to client service that is essential to quick turnaround and consistent delivery of high quality services and products. Such increased quality results in decreased costs to clients and the Company in the long run. The Company views itself as a service provider to its clients. Understanding the needs of its clients and customizing its services and products is part of the TQM process that has helped the Company differentiate itself from the competition. Consequently, the Company makes the necessary investments to ensure that these services continue to meet the highest quality standards and needs of its clients. A number of the Company's operations are, or are soon to be, ISO 9000 and/or ISO 9002 certified.

     Client Service. Another key component of the Company's management philosophy has been its commitment to client service. The Company believes that this commitment has contributed to the confidence and loyalty its clients have shown. Because of the increasingly competitive markets faced by its clients, the Company must be flexible enough to modify its operations in order to meet the specialized needs of its clients. The Company's emphasis on on-site client representatives and operations helps to address this requirement and has further solidified existing client relationships.

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

     Technical Expertise. The Company is able to provide its clients with high quality services and products and quick response time because of its efficient utilization of state-of-the-art equipment, software, digital server, storage technology and telecommunication systems. As part of its commitment to maintain its technological expertise, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs. The Company acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991, the Company established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group continues to be recognized for its efforts and has been invited to lecture at numerous national and international symposiums and conferences.

SERVICES

     The Company offers comprehensive, high quality digital imaging prepress services. The Company's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as creative design, art production and various related outsourcing services.

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

     The Company specializes in digital imaging prepress services relating to the packaging and promotional needs of clients in the consumer products industry and in the advertising and promotion markets. The Company serves Fortune 1000 companies and their advertising agencies to ensure worldwide quality and consistency in the packaging and related imagery of their products with the wide array of consumer products in the marketplace. Because there is no consistent size, shape, color or packaging material, the Company functions as a network of custom job shops taking advantage of its size for technical expertise while being able to respond quickly to the varying needs of global clients.

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

     The Company's clients typically outsource their prepress requirements and assign the Company the responsibility of interfacing with the clients' designated graphic designers, who design the packaging and the converters or printers who print and produce the packaging and related materials. The Company competes on the basis of offering its multi-national client base: (i) high quality customized imaging; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States and Canada; (iv) digital imaging asset management; (v) art production; and (vi) the ability to service its clients' global prepress requirements through the Company's North American facilities and international subsidiaries and alliance partners.

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

     With its expansion into electronic art production design, the Company is utilizing its technical expertise to serve clients' requirements in a variety of outsourcing services including image database archiving, telecommunication and trafficking. The Company has the capacity to archive and manage past, current and future package design data and, accordingly, serves as a quick access library of accurate file data for its clients. The Company is continuously updating and improving its imaging database management system, called PaRTs(TM) (Packaging and Resource Tracking system). The Company believes that PaRTs(TM) enhances a client's ability to manage its imaging assets more efficiently and with reduced time commitments. When compared to other database management systems available in the market place, the Company believes that PaRTs(TM) contributes to the Company's ability to meet its clients' quick turnaround and delivery times and quality standards.

     The Company has also developed a customized client electronic communication system called CLICk(TM) (Client Linked Information Centers) for its authorized clients, designated converters and other authorized personnel. Compatible with all major platforms and operating systems, CLICk(TM) allows clients to efficiently communicate with the Company and others on the system using telephone lines and/or the Internet.

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

     To capitalize on market trends, management believes that the Company must continue to be able to provide clients the ability to make numerous changes and enhancements with shorter turnaround times than ever before. Accordingly, the Company has focused its efforts on improving its response times and continues to invest in rapidly emerging technology and the continuing education of its employees. The Company also educates clients on the opportunities and complexities of state-of-the-art equipment and software. The Company believes that its ability to provide quick turnaround and delivery times, dependability and value-added training and education programs will continue to give it a competitive advantage in serving clients who require high volume, high quality product imagery.

     The Company's services are distinguished by its ability to complete prepress services for packaging designs in increasingly compressed time frames and with high standards of quality. In order to satisfy client requirements, the Company is frequently required to provide services in as little as 24 hours. The following core competencies of the Company are described in more detail below:

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

     - On-Site Personnel. The Company has placed over 130 employees on-site at or near 41 client locations in an effort to further integrate its prepress services directly with the client operations. This facilitates faster turnaround and delivery times and fosters stronger client relationships.

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

      Over the course of its 46-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada.. As a result, the Company has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

     - Imaging Asset Management. The Company maintains and manages a database for its clients' images and package designs. Once an image is in the Company's database, the client can make frequent regional, seasonal or event-related adjustments to the file image prior to printing. The Company's ability to quickly manipulate digital images enables its clients to deliver their products to the market faster. The Company's capabilities also allow it to send an image for output and printing virtually anywhere in the world. As more and more multi-national consumer products companies strengthen their international packaging quality control to enhance their global brand image, they are requiring a more consistent worldwide image. In response to this trend, the Company is playing an increasing role in ensuring that its clients' images are satisfactory and consistent both domestically and internationally. The acquisition of 65% of the Laserscan Group in September, 1999 with operations in China, Malaysia and Singapore is indicative of Schawk's commitment to its clients on a world-wide basis.

ACQUISITIONS AND START-UP OPERATIONS

     The Company has acquired and integrated more than 43 prepress and imaging businesses into its operations since the business was founded in 1953. Throughout its history, the Company has successfully identified acquisition candidates that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management. The Company favors businesses with management teams that will continue to operate the businesses as autonomous units. The Company has also commenced a number of start-up operations over the years when client servicing requirements or market conditions warranted.

     During 1999 the Company made eight acquisitions: Cactus Imaging Centres in Toronto, Canada; Color One in Cincinnati, OH; Deluxe Engraving in Cincinnati, OH; Designer's Atelier in New York, NY; Inter-Process Service in Stamford, CT; The Mackinder Group in New York, NY; Plewes-Bertouche in Toronto, Canada and Laserscan, with operations in China, Malaysia, and Singapore.

     The Company also established a start-up operation in Kobe, Japan.

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

     As an integral part of its commitment to research and development, the Company has established the Schawk Technical Advisory Board for the purpose of researching and evaluating new technologies in the graphic arts and telecommunications industries. The Advisory Board meets formally, at least quarterly, to review new equipment and programs, then disseminates the information to the entire Company and to clients as appropriate.

MARKETING AND DISTRIBUTION

     The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 150 direct salespersons and 200 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. The Company has adopted a team approach to marketing, reflective of its TQM philosophy. Both the Company's salespersons and the Company's client service technicians share responsibility for marketing the Company's offerings to existing and potential clients, thereby fostering long-term institutional relationships with its clients.

     In addition to its numerous operations in the United States and Canada, the Company has operations in Queretaro, Mexico, Kobe, Japan, Malaysia, China and Singapore through the acquisition of Laserscan, and a network of global affiliations in Australia, Europe and Asia.

CLIENTS

     The Company's clients consist of direct purchasers of color separations, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. Many of the Company's clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled the Company to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of the Company's services and have worked closely with the Company to reduce the converters' required lead-time, thereby lowering their costs. End-use clients often select and utilize the Company to ensure better control of their packaging or other needs and depend upon the Company to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. The Company has established 41 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop its on-site services to its client base.

     Many of the Company's clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts such manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company's business (also see "Seasonality and Cyclicality"). In addition, consumer product manufacturers have a tendency to single-source their prepress work with respect to a particular product line, so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 1999 no single client accounted for more than 5% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 28% of net sales.

COMPETITION

     The Company's competition comes primarily from other independent color separators and converters and printers that have prepress service capabilities. Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Company believes that only two firms, Applied Graphics Technologies, Inc., through it's Wace Group subsidiary, and Southern Graphics, a subsidiary of Reynolds Metals, compete with Schawk on a national basis. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.

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

PURCHASING AND RAW MATERIALS

     The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. Materials and supplies account for only a small portion of the Company's cost of production, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

INTELLECTUAL PROPERTY

     The Company owns no significant patents. The trademarks "Schawk," "Clockface and Creole," "CLICk" and "PaRTS" and the trade names "Amber Design," "Color Data East," "Schawkgraphics," "Schawk Client Services Group," "Schawk Prep," "Interchange," "Interchange Digital," "Interchange Digital Management Services," "Lincoln Graphics," "Litho Colorplate," "LSI/Atlanta," "LSI/Kala," "Process Color Plate," "Total Reproductions," "Weston Engraving," "The Palm Group," "Stebbins Photography," "Blue Barrel," "StanMont," "PrinterNet," "CyberImages," "Batten Graphics," "Fishbowl," "Deluxe Engraving," "Interprocess," "Mackinder Group," "Schawk Asia," "Schawk Japan," "Laserscan," "Laserscan Toyo Flexographic," "Rave Design," and "Xzact" are the most significant trademarks and trade names used by the Company.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 1,600 full-time employees. Of this number, approximately 30% are production employees represented by local units of the Graphic Arts International Union and by local units of the Toronto Typographical Union. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiations. Three are subject to renegotiations during 1999-2000. The Company considers its relationships with its employees and unions to be good.

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

SEASONALITY AND CYCLICALITY

     The Company's digital imaging prepress business for the consumer product packaging prepress market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. On the other hand, there is a two to three year cycle for major design changes that the Company has experienced in the last six years resulting in greater volumes in certain years followed by more modest volumes as only small changes are made before the next major redesign cycle. With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid December and don't start up again until mid January. Advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, ad pages decline. When ad pages decline the Company's advertising and promotion business declines.

ITEM 2. PROPERTIES

FACILITIES

     The Company owns or leases the following office and operating facilities:

                                                                              LEASE
                                SQUARE       OWNED/                         EXPIRATION
LOCATION                         FEET        LEASED       PURPOSE              DATE              DIVISION
--------                     -------------   ------  ------------------   --------------   --------------------
                             (APPROXIMATE)
Ardsley, New York..........     23,200       Leased  General Offices,     December 2003    Color Data East
                                                     Operating Facility
Charlotte, North                 4,800       Leased  General Offices,     September 2004   Schawk Charlotte
  Carolina.................                          Operating Facility
Cherry Hill, New Jersey....     35,000       Owned   General Offices,     N/A              Lincoln Graphics
                                                     Operating Facility
Chicago, Illinois..........     42,000       Leased  General Offices,     June 2002        Process Color Plate
                                                     Operating Facility                    Co.
Cincinnati, Ohio...........      9,700       Leased  Client Services      October 2000     Schawk Cincinnati
Cincinnati, Ohio...........     74,200       Leased  General Offices,     August 2004      Deluxe Engraving
                                                     Operating Facility
Cincinnati, Ohio...........     12,000       Leased  General Offices      August 2004      Deluxe Engraving
                                                     Operating Facility
Cincinnati, Ohio...........     11,425       Leased  General Offices      May 2000         Color One
                                                     Operating Facility
Costa Mesa, California.....      1,625       Leased  General Offices,     April 2001       929 Design
                                                     Operating Facility
Des Plaines, Illinois......     20,000       Owned   Executive Offices    N/A              Corporate
Des Plaines, Illinois......     60,000       Leased  General Offices,     February 2000    Schawkgraphics
                                                     Operating Facility
Des Plaines, Illinois......      8,000       Owned   Storage              N/A              Schawk, Inc.
Franklin Park, Illinois....     62,000       Owned   General Offices,     N/A              PCP Imaging
Hackettstown, New Jersey...      3,000       Leased  General Offices,     December 2000    Amber Design
                                                     Operating Facility                    Associates
Kalamazoo, Michigan........     67,000       Owned   General Offices,     N/A              LSI/Kala
                                                     Operating Facility
Kallang Place, Singapore...      4,631       Leased  General Offices      November 2000    Laserscan (Singapore)
                                                     Operating Facility
Kuala Lumpur, Malaysia.....      5,280       Leased  General Offices      August 2077      Laserscan Sdn Bhd
                                                     Operating Facility

                                                                              LEASE
                                SQUARE       OWNED/                         EXPIRATION
LOCATION                         FEET        LEASED       PURPOSE              DATE              DIVISION
--------                     -------------   ------  ------------------   --------------   --------------------
                             (APPROXIMATE)
Minneapolis, Minnesota.....     31,000       Owned   General Offices,     N/A              Weston Engraving
                                                     Operating Facility                    Company, Inc. Litho
                                                                                           Colorplate, Inc. The
                                                                                           Palm Group Stebbins
                                                                                           Photography
Montreal, Quebec, Canada...      5,000       Leased  General Offices,     September 2004   StanMont, Inc. XZact
                                                     Operating Facility
Montreal, Quebec, Canada...     30,000       Owned   General Offices,     N/A              StanMont, Inc.
                                                     Operating Facility
New Berlin, Wisconsin......     43,000       Leased  General Offices,     June 2003        S&M Rotogravure
                                                     Operating Facility
New York, New York.........      2,000       Leased  General Offices,     December 2003    Chromart
                                                     Operating Facility
New York, New York.........     31,000       Leased  General Offices,     April 2003       Horan Imaging
                                                     Operating Facility                    Solutions
New York, New York.........      6,000       Leased  General Offices,     December 2000    Designer's Atelier
                                                     Operating Facility
Penang, Malaysia...........     34,000       Leased  General Offices      March 2057       Laserscan Sdn Berhad
                                                     Operating Facility
Penang, Malaysia...........      1,706       Owned   General Offices      N/A              Laserscan
                                                     Operating Facility                    Flexographic
Penang, Malaysia...........      2,330       Owned   General Offices      N/A              Laserscan Technology
                                                     Operating Facility
Roseville, Minnesota.......     28,000       Leased  General Offices,     May 2004         Dimension Imaging
                                                     Operating Facility
Shanghai, China............      9,468       Leased  General Offices      September 2000   Toyo Laserscan
                                                     Operating Facility                    Flexographic
Smyrna, Georgia............     25,200       Leased  General Offices,     October 2003     LSI/Atlanta
                                                     Operating Facility
Stamford, Connecticut......      2,600       Leased  General Offices,     May 2001         Intergraphx, Inc.
                                                     Operating Facility
Stamford, Connecticut......     20,000       Leased  General Offices,     August 2004      Inter-Process
                                                     Operating Facility                    Services, Inc.
Toronto, Ontario, Canada...     30,000       Leased  General Offices,     December 2004    Batten Graphics
                                                     Operating Facility                    CyberImages
Toronto, Ontario, Canada...      6,000       Leased  General Offices,     October 2003     Design Partners
                                                     Operating Facility
Toronto, Ontario, Canada...     53,000       Leased  General Offices,     October 2003     Herzig Sommerville
                                                     Operating Facility
Toronto, Ontario, Canada...        496       Leased  General Offices,     September 2000   Cactus Imaging
                                                     Operating Facility                    Centres
Toronto, Ontario, Canada...     17,500       Leased  General Offices,     November 2007    Cactus Imaging
                                                     Operating Facility                    Centres
Toronto, Ontario, Canada...      5,300       Leased  General Offices,     August 2003      Plewes-Bertouche
                                                     Operating Facility                    Design Group

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

     As a part of the final settlement of certain stockholders' litigation against the Company and its directors relating to the merger with Filtertek, Inc. on December 30, 1994, Clarence W. Schawk and David A. Schawk transferred 159,521 shares of Class A Common Stock to a settlement fund for the benefit of settlement class members. The shares are subject to a put agreement whereby the class members may require the Company to purchase the shares at a price ranging from $7.00 to $9.50 per share. The actual price depends upon the time of exercise over the exercise period which begins on the final settlement date and ends on the later of the second anniversary of the final court approval of the settlement agreement (which occurred on May 21, 1997) or 180 days after the shares are distributed to class members. Shares were distributed to class members in March, 1999.

     The settlement involves no expenditure or payment by Schawk other than the $80,000 for expenses and possible contingent expenditures by Schawk in respect to any stock buybacks. There also is no issuance of capital stock by Schawk, however, current accounting rules and SEC regulations require Schawk to take a nonoperating charge in connection with this settlement in the amount of approximately $1.4 million. This amount was included in the discontinued operations charge taken by Schawk during 1996, in connection with the sale by Schawk of its Plastics Group.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders for the three months ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION QUARTERLY FINANCIAL DATA

                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         1998        1998         1998            1998         1999        1999         1999            1999
                       ---------   --------   -------------   ------------   ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............   $31,011    $34,050       $37,692        $42,636       $41,977    $44,453       $47,188        $51,186
Cost of sales........    16,352     18,334        20,577         23,841        23,513     25,907        27,127         31,639
                        -------    -------       -------        -------       -------    -------       -------        -------
Gross Profit.........    14,659     15,716        17,115         18,795        18,464     18,546        20,061         19,547
Net income...........     3,952      5,019         4,285          4,442         4,064      3,598         3,518            618
Earnings per share(a)
  Basic..............      0.45       0.23          0.19           0.20          0.19       0.17          0.17           0.03
  Diluted............      0.45       0.22          0.19           0.20          0.19       0.17          0.17           0.03

---------------

(a) Included in earnings per share for the quarter ended March 31, 1998 is $0.27 for the discount on redemption of preferred stock.

DIVIDENDS DECLARED

                                                                 PER CLASS A
                                                                COMMON SHARE
                                                              -----------------
QUARTER ENDED:                                                 1999      1998
--------------                                                -------   -------
March 31....................................................  $0.0650   $0.0650
June 30.....................................................   0.0650    0.0650
September 30................................................   0.0650    0.0650
December 31.................................................   0.0325    0.0650
                                                              -------   -------
          Total.............................................  $0.2275   $0.2600
                                                              =======   =======

STOCK PRICES

QUARTER ENDED:                                         1999 HIGH/LOW        1998 HIGH/LOW
--------------                                       -----------------     ----------------

March 31...........................................  $14 1/8   - 7 1/8     $12 7/8 -  9 3/8
June 30............................................   12 15/16 - 8 7/16     17 3/8 - 12
September 30.......................................   11 1/16 -  8 3/16     16 1/2 - 13 1/4
December 31........................................    9 3/4  -  7 15/16    15 3/8 - 12 7/8

     The Registrant's stock is listed on the NYSE. The Registrant has approximately 997 stockholders of record as of March 15, 2000.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED INCOME STATEMENT
  INFORMATION(a)
  Net Sales.............................  $184,804   $145,389   $116,053   $ 90,763   $ 87,204
  Operating Income......................    23,661     28,308     19,865     13,373     11,022
  Income From Continuing Operations
     Before Income Taxes................    20,038     29,748     20,446      9,056      7,243
  Income Taxes..........................     8,240     12,050      8,297      3,530        945(d)
  Income From Continuing Operations.....    11,798     17,698     12,149      5,526      6,298
  Income From Continuing Operations Per
     Common Share(b)
     Basic..............................  $   0.55   $   1.07   $   0.56   $   0.22   $   0.26
     Diluted............................      0.55       1.06       0.55       0.22       0.26
CONSOLIDATED BALANCE SHEET
  INFORMATION(c)
  Working Capital.......................  $ 22,364   $ 35,453   $ 26,283   $ 21,881   $ 26,875
  Total Assets..........................   177,261    138,510    126,923    160,840    184,463
  Long-Term Debt, Capital Lease
     Obligations and Redeemable
     Preferred Stock....................    67,494     39,619     44,854     67,785     75,582
  Stockholders' Equity..................    66,658     65,023     55,908     48,926     76,429
OTHER DATA
  Cash Dividends per Common Share(c)....  $ 0.2275   $   0.26   $   0.26   $   0.26   $   0.26
  Depreciation and Amortization(c)......    12,310      7,741      6,949     15,435     16,219
  Capital Expenditures(c)...............    17,874      9,508      7,148     16,823     11,027

---------------

(a) On February 7, 1997, the Company sold the Plastics business segment for $93,485 plus working capital adjustments. The consolidated income statement information for 1996 and prior has been restated to exclude discontinued operations.

(b) 1998 earnings per share includes $0.27 for the discount on redemption of preferred stock.

(c)  Includes data from discontinued Plastics Group in 1996 and 1995.

(d) Income taxes in 1995 includes a credit of $1,632 for net operating loss carry forwards previously recorded.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the anticipated revenues from recent acquisitions, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing, the Company's exploitation of technological advancements in the imaging industry, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the level of business activity at the Company's clients and the ability of the Company to implement its growth strategy, to identify and exploit industry trends and to exploit technological advances in the imaging industry.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in the Company's consolidated income statement:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   56.2     54.4     58.5
Gross profit................................................   43.8     45.6     41.5
Selling, general and administrative.........................   25.7     25.3     25.9
Goodwill amortization.......................................    1.0      0.8      1.1
Restructuring and other charges.............................     --       --      1.7
Operating income............................................   17.1     19.5     12.8
Income before income taxes..................................   17.6     20.5     10.8
Net income..................................................   10.5%    12.2%     6.4%

1999 COMPARED TO 1998

     Net sales. Net sales for 1999 increased 27.1% to $184.8 million from $145.4 million in 1998. The increase in revenues was all attributable to revenues from acquisitions in 1999. The market for digital imaging for high end consumer product packaging was soft throughout 1999. As a result, lower than anticipated volumes were experienced throughout the year at both the Company's historical operations and at its acquired businesses.

     Operating income. Operating income decreased 16.4% to $23.7 million in 1999 from $28.3 million in 1998. Excluding restructuring and other charges, operating income decreased 5.4% to $26.0 million in 1999 from $28.3 million in 1998. The lower operating income was due to lower volumes at most of the Company's divisions in 1999. The Company has acquired 13 businesses over the last two years. As part of the Company's continuing process of integrating these businesses and improving the profitability of all of its 25 divisions, it is moving aggressively toward consolidating certain operations. The Company has identified certain operations that will be combined and/or moved and the costs related to the combinations and relocations resulted in a $2.2 million dollar pretax charge in the fourth quarter. A restructuring plan has been adopted to accomplish these changes. In addition, the Company has identified certain assets that will be written down to reflect the impairment of these assets, caused by among other things, replacement with newly acquired technically advanced hardware and software that provided more efficient throughput, rendering existing equipment obsolete. This charge is $0.9 million on a pretax basis.

     Cost of sales for 1999 increased as a percent of sales to 58.5% from 54.4% for 1998 because of reduced efficiencies from the reduced volumes. Selling, general and administrative expenses increased as a percentage of sales to 25.9% in 1999 from 25.3% for 1998 as a result of a full year of higher commission costs in the businesses acquired in 1998 that serve the advertising and promotional markets.

     Restructuring. The Company acquired thirteen businesses in the last 22 months. As a result, the Company has multiple businesses operating in certain geographic areas. After a review of all of the Company's operations in the fourth quarter of 1999, management of the Company decided to consolidate certain operations.

     In addition, due to the soft market experienced by the industry in 1999, the Company reviewed all of its new and existing operations and developed a restructuring plan that resulted in a reduction in staffing levels at certain operations.

          Restructuring of existing operations. In the fourth quarter of 1999, the Company approved a restructuring plan ("the Plan") and recorded a charge of $2.2 million, consisting of $1.7 million of lease termination costs and $0.5 million of severance costs. This charge relates to the planned consolidation of four facilities in the following states: Illinois, Ohio (two facilities consolidating into one) and New York. The consolidations were started in December 1999, and are scheduled to be completed by September 30, 2000. With regard to workforce reductions, a total of 50 employees were laid off at four existing facilities either as part of an early retirement program or as normal terminations. In addition, the Plan included eleven layoffs at an operation in Wisconsin due to lower sales volumes. All of the above is described in more detail in the following paragraphs.

          The Illinois facility will be relocated to a facility that will provide a more efficient layout for the operations as well as improved access to the Company's distribution channels. The existing lease, which expires in June 30, 2002, is with a related party who is in the process of selling the building. Based on a review of the current market demand for the area, it has been estimated that the building will be sold by December 31, 2000. Therefore, although there is no assurance the building will be sold by December 31, 2000, $245,000 representing rent charges to December 31, 2000 has been recorded as part of restructuring and other expense in the Statement of Operations.

          Certain of the operations of the aforementioned facility are being consolidated with another Illinois facility. In anticipation of the Illinois consolidation, a headcount reduction program was carried out that was completed in the fourth quarter of 1999. There were 24 affected employees (approximately 12% of the combined Illinois workforce). This program had two components: normal terminations and early retirements. The normal terminations required a charge of $46,000. The early retirements required a charge of $365,000. Both of these amounts are included in the restructuring charge.

          In New York, the Company had leased a facility in 1999 to enter a new market related to the large format imaging needs of its food and beverage clients in the East Coast market. The market had not developed as fast as Company Management had anticipated and monthly losses were being incurred at the facility. In addition, several months after opening the new facility, the Company acquired a business in Stamford, Connecticut in September 1999. In December 1999, in connection with the Plan, the Company decided to close the new large format facility and move the operation in with the Stamford operation to reduce costs. The New York facility will be vacated by April 30, 2000. The existing lease at the facility to be closed expires December 31, 2003. Therefore, a charge for lease abandonment cost of $1.0 million has been included in the restructuring charge which assumes the Company will be able to sublease at the existing lease rate for half of the remaining lease term after we vacate the facility. Severance cost at the business being relocated was $10,000 at December 31, 1999.

          The Ohio facility is being vacated and combined with another operation at a site that the Company is leasing in connection with an acquisition of a business in Cincinnati in September 1999. The consolidation of operations is taking place because the Company operates three businesses in the Cincinnati area and the Plan calls for locating all three businesses at one site that has excess capacity thereby reducing costs and better coordinating our efforts in the Mid-East regional marketplace. There are only nine months left on the current lease, which is with an unrelated third party. The charge to vacate the current site is approximately $100,000, which represents rent after vacating the facility, net of estimated recoveries from sublease income. Leasehold improvements of $75,000 were written off in the restructuring charge in connection with the relocation as well.

          As part of the Plan, the Company carried out a workforce reduction at an operation in Wisconsin in the fourth quarter resulting in a charge of $105,000. Eleven employees were terminated (approximately 17% of the workforce). The operation was experiencing a decline in volume due to a continued weakness in sales with current customers and weak new business development results. The workforce reduction creates an ongoing cost structure that allows the operation to be profitable at the sales volume level that is expected for the next twelve months.

          Restructuring at Acquired Companies. There are two operations that were acquired in the months of September 1999 and November 1999 that are part of the Plan. The September acquisition in Stamford, Connecticut is being restructured (as planned for at the acquisition date), because certain client accounts that the Stamford operation shared with our New Jersey operation when the two operations were competitors, are now consolidating at the Company's New Jersey operation at the request of a significant client. The client wants all of its work done at one Schawk facility. Conversely, one customer that was splitting its work between the two operations has requested that all of their work be handled out of Stamford going forward. The net impact of both of these volume shifts, however, is a reduction in sales volume at the Stamford operation. As a result, as contemplated at the acquisition date, the Company initiated a workforce reduction in the fourth quarter and eleven employees (approximately 15% of the workforce) were terminated in November 1999 at a cost of $35,000. The workforce reduction resulted in an adjustment of purchase price allocation increasing severance liability and increasing excess cost over net assets acquired (goodwill) and did not result in a charge to earnings.

          In addition, the Company's second Cincinnati acquisition in 1999, which was consummated in November 1999, is being restructured. As contemplated at the acquisition date, the Company is combining all three of its Cincinnati operations at one location. This consolidation includes the Company's historical operation moving from the "Ohio facility" described above in "Restructuring of Existing Operations". The cost of closing the duplicate facility from the November acquisition will be an adjustment of the purchase price allocation and not result in a charge to earnings. The estimated cost of closing the duplicate facility is less than $50,000.

          Impairment of machinery and equipment. In connection with the Plan, the Company performed a comprehensive review of all its fixed assets to identify any obsolete and impaired assets. As a result of this review, equipment with a net book value of $0.9 million was deemed to be impaired and a charge for that amount was recorded in the fourth quarter of 1999. The single largest dollar item included in the charge related to a short run digital press that was purchased four years ago in response to the Company's customers needs. However, the demand for short run products was not as great as management expected. As a result, the press is idle and a write down of $357,000 was taken in the impairment charge. The remaining net book value is at a level that we believe the Company can sell the press for in the used equipment market.

          In addition, two high-end workstations with a net book value of $81,000 were determined to no longer be in use and are being written off. The technology that the workstations used is no longer state of the art and is not as efficient or versatile as more advanced equipment that the Company uses currently. Therefore, the salvage value was determined to be negligible.

          The balance of the impairment charge relates to over one hundred individual pieces of equipment or software that for the most part are obsolete due to the fast pace of change in technology in the graphics arts industry. These items have been replaced by more modern equipment and as a result, were determined to have a negligible salvage value and were therefore written off completely.

     Income before income taxes. Income before income taxes for 1999 decreased 32.6% to $20.0 million from $29.7 in 1998. The pretax income margin for 1999 was 12.8% compared with 19.5% in 1998. The reduction in pretax income margin was primarily due to reduced sales volume, and the restructuring and other charges previously described. Additionally, interest and dividend income decreased to $0.6 million in 1999 from $2.6 million in 1998 as the Company liquidated its investment portfolio to provide funds for acquisitions. The Company had gains on the sale of investments in 1999 of $0.2 million compared with $2.4 million in 1998. Interest expense increased to $4.4 million in 1999 from $3.6 million in 1998 as the Company's outstanding debt increased.

     Net income. Net income decreased 33.3% to $11.8 million for 1999 from $17.7 for 1998 for the reasons previously discussed.

     Earnings per share. Both basic and diluted earnings per share decreased to $0.55 for 1999 from $1.07 and $1.06 respectively in 1998. A discount on the redemption of preferred stock increased earnings per share by $0.27 in 1998.

1998 COMPARED TO 1997

     Net sales. Net sales from continuing operations for 1998 increased 25.3% to $145.4 million from $116.1 million in 1997. The increase in sales is attributable to internal revenue growth of approximately 11.3% and revenue growth from acquisitions of approximately 14.0%. The internal growth was due to increased demands related to promotional activities by clients, the continuing trend by our clients toward consolidating suppliers which has resulted in additional business for the Company, and new customers won through ongoing sales and marketing programs.

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

     Income before income taxes. Income before income taxes for 1998 increased 45.5% to $29.7 million from $20.5 in 1997. The pretax income margin for 1998 was 19.5% compared with 17.1% in 1997. The improvement in pretax income margin was primarily due to increased sales volume, the resulting increased operating efficiencies, and the gain on the sale of investments during the year. The Company had gains on the sale of investments in 1998 of $2.5 million compared with $1.3 million in 1997. Interest expense, net of interest income increased by $.3 million from 1997 to 1998 as the Company's investment portfolio was sold to provide cash for acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company presently finances its business from available cash and from cash generated from operations. Cash generated from operations in 1999 totaled $24.7 million. The Company maintains a $65 million unsecured credit facility, expiring May 2004, of which approximately $31.5 million was available for borrowings at December 31, 1999. The Company also maintains a $15 million unsecured demand line of credit to provide financing and working capital flexibility. At December 31, 1999, approximately $6.6 million was available for borrowings under the demand line of credit.

     Long-term debt and capital lease obligations increased to $67.5 million at December 31, 1999 from $39.6 million at December 31, 1998 as the Company borrowed for acquisitions and other corporate needs.

     The Company held invested balances of $3.6 million in bond mutual funds and U.S. Treasury and U.S. Government notes at December 31, 1999. These funds are available for sale to provide for acquisitions and corporate requirements.

     At December 31, 1999, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $35.0 million with terms ranging from 2000 through 2005 (averaging seven years) at an average interest rate of 6.92%; and (ii) $33.4 million of borrowings under the Company's unsecured credit facility; and (iii) $8.4 million of borrowings under its demand credit line.

     Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

     The Company had capital expenditures in 1999 of $17.9 million, in 1998 of $9.5 million, and in 1997 of $7.1 million. Capital expenditures made in 1999, 1998, and 1997 were principally for machinery, equipment and computer hardware and software to expand production facilities and improve productivity, and for the land and for building renovations.

     The Company had depreciation of $10.4 million in 1999, $6.6 million in 1998, and $5.8 million in 1997. Amortization of goodwill totaled $1.9 million in 1999, $1.1 in 1998, and $1.2 million in 1997.

     Cash paid for acquisitions totaled $41.6 million in 1999, $28.6 million in 1998, and negligible in 1997.

     The Company repurchased $8.2 million of Class A Common Stock during 1999, $8.1 million during 1998 and $1.8 million during 1997 under a share repurchase program approved by the Board of Directors.

STOCK OFFERING

     In February 1998, the company issued 1,950,000 shares of Class A Common Stock in an underwritten public offering at a price of $9.00 per share. The proceeds from the sale of the stock, net of underwriting discounts, commissions and estimated expenses, were approximately $16.3 million. Proceeds from the sale of the stock were used to repurchase 15,400 shares of Series A Preferred Stock of the Company and 5,207 shares of Series B Preferred Stock of the Company.

IMPACT OF INFLATION

     The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

YEAR 2000 ISSUE

     The Company made a concerted effort to prepare for the Year 2000 issue and there was no impact on the Company's hardware or software or other systems in January 2000 as a result of the date change. Given the above, management of the Company believe that there will not be any noticeable impact with respect with the year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable to the Registrant for the reporting period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO FINANCIAL STATEMENTS COVERED BY
                        REPORTS OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Management's Responsibilities for Financial Reporting.......
Report of Independent Auditors..............................
FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 1999 and
     1998...................................................
  Consolidated Statements of Operations -- Years Ended
     December 31, 1999, 1998 and 1997.......................
  Consolidated Statements of Cash Flows -- Years Ended
     December 31, 1999, 1998 and 1997.......................
  Consolidated Statements of Stockholders' Equity -- Years
     Ended December 31, 1999, 1998, and 1997................
  Notes to Consolidated Financial Statements................
FINANCIAL STATEMENT SCHEDULES...............................
SCHEDULE II-- Valuation Reserves............................

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

                                                   /s/ DAVID A. SCHAWK
                                            ------------------------------------
                                                      David A. Schawk
                                               President and Chief Executive
                                                          Officer
                                                Principal Executive Officer

                                                 /s/ JAMES J. PATTERSON
                                            ------------------------------------
                                                     James J. Patterson
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                Principal Financial Officer

                                                  /s/ DENNIS D. WILSON
                                            ------------------------------------
                                                      Dennis D. Wilson
                                            Director of Financial Reporting and
                                                  Chief Accounting Officer
                                                Principal Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

     We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 8. These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 1999 and 1998, and the consolidated results of its' operations and its' cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Chicago, Illinois
February 15, 2000

                                  SCHAWK, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,893   $  2,226
  Short term investments....................................     3,604     16,137
  Trade accounts receivable, less allowance for doubtful
     accounts of $636 in 1999 and $730 in 1998..............    41,441     34,426
  Inventories...............................................     7,813      5,948
  Prepaid expenses and other................................     3,629      3,456
  Refundable income taxes...................................       252      1,475
  Deferred income taxes.....................................     1,197        830
                                                              --------   --------
          Total current assets..............................    60,829     64,498
Property and equipment, net.................................    48,777     36,421
Excess of cost over net assets acquired, less accumulated
  amortization of $7,180 in 1999 and $5,236 in 1998.........    64,529     34,913
Other assets................................................     3,126      2,678
                                                              --------   --------
          Total assets......................................  $177,261   $138,510
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $  6,928   $  6,143
  Accrued expenses..........................................    17,116     11,691
  Income taxes payable......................................       356      2,660
  Notes payable to banks....................................     8,400      2,941
  Current portion of long-term debt and capital lease
     obligations............................................     5,665      5,610
                                                              --------   --------
          Total current liabilities.........................    38,465     29,045
Long-term debt..............................................    63,370     35,000
Capital lease obligations...................................     4,124      4,619
Other.......................................................     1,013      1,174
Deferred income taxes.......................................     2,403      3,649
Minority interest in consolidated subsidiary................     1,228         --
Stockholders' Equity:
  Common stock..............................................       182        181
  Additional paid-in capital................................    82,951     80,262
  Retained earnings (deficit)...............................     3,410     (3,503)
  Accumulated comprehensive loss, net.......................      (263)      (491)
                                                              --------   --------
                                                                86,280     76,449
  Treasury stock, at cost...................................   (19,622)   (11,426)
                                                              --------   --------
          Total stockholders' equity........................    66,658     65,023
                                                              --------   --------
          Total liabilities and stockholders' equity........  $177,261   $138,510
                                                              ========   ========

                            See accompanying notes.

                                  SCHAWK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $184,804   $145,389   $116,053
Cost of sales...............................................   108,186     79,104     65,244
Selling, general, and administrative expenses...............    47,901     36,834     29,775
Goodwill amortization.......................................     1,944      1,143      1,169
Restructuring and other charges.............................     3,112         --         --
                                                              --------   --------   --------
Operating income............................................    23,661     28,308     19,865
Other income (expense):
  Interest and dividend income..............................       624      2,627      2,980
  Interest expense..........................................    (4,424)    (3,598)    (3,688)
  Other income..............................................       177      2,411      1,289
                                                              --------   --------   --------
                                                                (3,623)     1,440        581
                                                              --------   --------   --------
Income before income taxes..................................    20,038     29,748     20,446
Income tax provision........................................     8,240     12,050      8,297
                                                              --------   --------   --------
Net income..................................................    11,798     17,698     12,149
Preferred dividends.........................................        --       (114)        --
Discount on redemption of preferred stock...................        --      5,832         --
                                                              --------   --------   --------
          Net income available for common shares............  $ 11,798   $ 23,416   $ 12,149
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   0.55   $   1.07   $   0.56
  Diluted...................................................      0.55       1.06       0.55
Dividends per Class A common share..........................  $   0.22   $   0.26   $   0.26

                            See accompanying notes.

                                  SCHAWK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 11,798   $ 17,698   $ 12,149
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
  Depreciation..............................................    10,366      6,598      5,780
  Amortization..............................................     1,944      1,143      1,169
  Deferred income taxes.....................................    (1,613)    (1,031)     1,104
  Loss on write-off of equipment............................       869         --         --
  Gain realized on sale of marketable securities............       (84)    (2,504)    (1,316)
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade accounts receivable..............................     1,463     (1,445)    (3,590)
     Inventories............................................      (843)      (249)      (789)
     Prepaid expenses and other.............................       234         47      3,441
     Trade accounts payable and accrued expenses............     1,846        295     (1,381)
     Income taxes refundable/payable........................    (1,323)    (3,083)     4,061
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    24,657     17,469     20,628
INVESTING ACTIVITIES
Proceeds from sale of division..............................        --         --     93,485
Income taxes paid on sale of division.......................        --         --    (16,729)
Costs related to sale of division...........................        --         --     (4,068)
Proceeds from sale of marketable securities.................    20,116     47,108     12,803
Proceeds from disposal of property and equipment............        --         --        478
Purchase of marketable securities...........................    (7,563)   (14,574)   (55,513)
Purchases of property and equipment.........................   (17,874)    (9,508)    (7,148)
Acquisitions, net of cash acquired..........................   (41,569)   (28,607)        --
Other.......................................................       230      1,163        (46)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................   (46,660)    (4,418)    23,262
FINANCING ACTIVITIES
Proceeds from debt..........................................    38,829         --         --
Issuance of common stock....................................     2,690     16,153      1,306
Redemption of preferred stock...............................        --    (14,715)        --
Principal payments on debt..................................    (5,000)    (1,911)   (27,401)
Principal payments on capital lease obligations.............      (899)      (493)      (392)
Principal payments on notes payable to stockholders.........        --         --     (5,765)
Cash dividends..............................................    (4,885)    (5,893)    (6,295)
Purchase of common stock....................................    (8,241)    (8,127)    (1,804)
Other.......................................................       176        139         --
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    22,670    (14,847)   (40,351)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........       667     (1,796)     3,539
Cash and cash equivalents beginning of period...............     2,226      4,022        483
                                                              --------   --------   --------
Cash and cash equivalents end of period.....................  $  2,893   $  2,226   $  4,022
                                                              ========   ========   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions................  $    791   $  5,017   $     --
Stock options issued in connection with acquisitions........       700        324         --
Dividends issued in the form of Class A common stock........        26         21          7
Cash paid for interest......................................     3,778      3,023      3,847
Cash paid for income taxes..................................    10,331     15,400     18,365

                            See accompanying notes.

                                  SCHAWK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997 1998, AND 1999
                                 (IN THOUSANDS)

                                     CLASS A   CLASS B   ADDITIONAL   RETAINED                                   ACCUMULATED
                                     COMMON    COMMON     PAID-IN     EARNINGS    TREASURY   NOTES RECEIVABLE   COMPREHENSIVE
                                      STOCK     STOCK     CAPITAL     (DEFICIT)    STOCK      FROM EMPLOYEES       INCOME
                                     -------   -------   ----------   ---------   --------   ----------------   -------------
BALANCE AT DECEMBER 31, 1996.......   $159       $ 9      $ 77,928    $(26,987)   $ (1,523)       $(660)           $    --
Net income.........................     --        --            --      12,149          --           --                 --
Cancellation of Class B Common
  stock in connection with sale of
  Plastics Group...................     --        (9)            9          --          --           --                 --
Cancellation of notes receivable
  from employees in connection with
  sale of Plastics Group...........     --        --            --          --          --          660                 --
Cash dividends.....................     --        --            --      (6,295)         --           --                 --
Foreign currency translation
  adjustment.......................     --        --            --          --          --           --               (309)
Conversion of Series A preferred
  stock............................      1        --            (1)         --          --           --                 --
Issuance of Class A common stock...     --        --         1,307          --          --           --                 --
Purchase of Class A treasury
  stock............................     --        --            --          --      (1,804)          --                 --
Issuance of Class A common stock
  under dividend reinvestment
  plan.............................     --        --            --          (7)          7           --                 --
Unrealized appreciation on
  marketable securities............     --        --            --          --          --           --              1,274
                                      ----       ---      --------    --------    --------        -----            -------
BALANCE AT DECEMBER 31, 1997.......   $160       $--      $ 79,243    $(21,140)   $ (3,320)       $  --            $   965
Net income.........................     --        --            --      17,698          --           --                 --
Sale of Class A common stock.......     16        --        16,137          --          --           --                 --
Purchase of Class A treasury
  stock............................     --        --            --          --      (8,127)          --                 --
Foreign currency translation
  adjustment.......................     --        --            --          --          --           --               (246)
Decrease in unrealized appreciation
  of marketable securities.........     --        --            --          --          --           --             (1,210)
Issuance of Class A Common stock
  under dividend reinvestment
  plan.............................     --        --            --          --          21           --                 --
Redemption of preferred stock......     --        --       (20,607)      5,832          --           --                 --
Issuance of Class A common stock
  for acquisitions.................      5        --         5,012          --          --           --                 --
Issuance of Class A restricted
  shares to employees..............     --        --           118          --          --           --                 --
Stock options issued in
  acquisitions.....................     --        --           324          --          --           --                 --
Cash dividends.....................     --        --            --      (5,893)         --           --                 --
Other..............................     --        --            35          --          --           --                 --
                                      ----       ---      --------    --------    --------        -----            -------
BALANCE AT DECEMBER 31, 1998.......   $181       $--      $ 80,262    $ (3,503)   $(11,426)       $  --            $  (491)
Net income.........................     --        --            --      11,798          --           --                 --
Sale of Class A and B common
  stock............................     --        --            47          --          --           --                 --
Purchase of Class A treasury
  stock............................     --        --            --          --      (8,241)          --                 --
Issuance of Class A common
  restricted shares to employees...     --        --           182          --          --           --                 --
Stock options issued in
  acquisitions.....................     --        --           700          --          --           --                 --
Stock issued under employee stock
  purchase plan....................     --        --           520          --          --           --                 --
Foreign currency translation
  adjustment.......................     --        --            --          --          --           --                292
Issuance of Class A stock in
  connection with acquisition......      1        --           790          --          --           --                 --
Issuance of Class A common stock
  under dividend reinvestment
  program..........................     --        --            --          --          45           --                 --
Cash dividends.....................     --        --            --      (4,885)         --           --                 --
Other..............................     --        --           450          --          --           --                 --
Decrease in unrealized appreciation
  of marketable securities.........     --        --            --          --          --           --                (64)
                                      ----       ---      --------    --------    --------        -----            -------
BALANCE AT DECEMBER 31, 1999.......   $182       $--      $ 82,951    $  3,410    $(19,622)       $  --            $  (263)
                                      ====       ===      ========    ========    ========        =====            =======

                            See accompanying notes.

                                  SCHAWK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Schawk, Inc. (the Company) is a leading provider of digital imaging prepress services for the consumer products industry in North America and Asia. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company recognizes revenue at the later of delivery of the goods and/or services to the customer or the acceptance of the goods and/or services by the customer.

CASH EQUIVALENTS

     Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

INVENTORIES

     Inventories are stated at the lower of cost or market. Certain inventories, which approximate 31% of total inventories in 1999 and 47% in 1997 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

INVESTMENTS

     Generally Accepted Accounting Principles require that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company's investments were designated as available-for-sale at December 31, 1999. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is determined by the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized leases, is stated at cost, less accumulated depreciation and amortization and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     Excess of cost over net assets acquired (goodwill) is being amortized using the straight-line method over periods with a life of 40 years. The Company continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at year-end and income

                                  SCHAWK, INC.

and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from the translation of foreign currency financial statements are included in accumulated comprehensive income (loss) as a component of stockholders' equity.

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

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the years ended December 31, 1999 and 1998 and 1997 are as follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
Net income..............................................  $11,798   $17,698   $12,149
Increase (decrease) in unrealized appreciation of
  available-for-sale securities.........................      (64)   (1,210)    1,274
Foreign currency translation adjustments................      292      (247)     (309)
                                                          -------   -------   -------
Comprehensive income....................................  $12,026   $16,241   $13,114
                                                          =======   =======   =======

     The components of accumulated comprehensive income (loss), net of related tax, at December 31, 1999 and 1998 are as follows:

                                                              1999    1998
                                                              -----   -----
Unrealized appreciation of investments......................  $  --   $  64
Foreign currency translation adjustments....................   (263)   (555)
                                                              -----   -----
Accumulated comprehensive income (loss).....................  $(263)   (491)
                                                              =====   =====

NOTE 3. RESTRUCTURING

     The Company acquired thirteen businesses in the last 22 months. As a result, in certain markets the Company operates multiple businesses in the same geographic area. After a review of all of the Company's operations, management of the Company determined that consolidation opportunities existed in certain of these geographic markets. In addition, due the soft market experienced by the industry in 1999, the Company reviewed all of its new and existing operations and developed a restructuring plan that included reduction of staffing levels at certain operations.

RESTRUCTURING OF EXISTING OPERATIONS

     In the fourth quarter of 1999, the Company approved a restructuring plan ("the Plan") and incurred charges of $2.2 million, consisting of $1.7 million of lease termination costs and $0.5 million of severance

                                  SCHAWK, INC.

costs. These charges are included in "Restructuring and other charges" on the Consolidated Statement of Operations. This restructuring includes the planned shutdown and consolidation of four facilities in the following states: Illinois, Ohio (two facilities consolidating into one) and New York. The shutdowns and consolidations were started in December 1999, and are scheduled to be completed by September 30, 2000. With regard to workforce reductions, a total of 50 employees were laid off at four existing facilities either as part of an early retirement program or as normal terminations. In addition, the Plan included the layoff of eleven employees at an operation in Wisconsin due to lower sales volumes.

RESTRUCTURING AT ACQUIRED COMPANIES

     There are two operations that were acquired in the months of September 1999 and November 1999 that are part of the Plan. The September acquisition in Stamford, Connecticut is being restructured (as planned for at the acquisition date) and had a workforce reduction in the fourth quarter and eleven employees (approximately 15% of the workforce) were terminated in November 1999 at a cost of $35,000. The workforce reduction resulted in an adjustment of purchase price allocation increasing severance liability and increasing excess cost over net assets acquired (goodwill).

     The second acquisition involved in a restructuring is the Cincinnati acquisition in November 1999. As contemplated at the acquisition date, the Company is combining all three of its Cincinnati operations at one location. The cost of closing the duplicate facility from the November acquisition has been accounted for as an adjustment of the purchase price allocation. The estimate of the cost of closing the duplicate facility is approximately $50,000.

NOTE 4. IMPAIRMENT OF MACHINERY AND EQUIPMENT

     In connection with the Restructuring, all of the Company's fixed assets were reviewed to determine whether there were any asset impairments either in the operations being consolidated or in any other of the Company's operations. As a result of this review, assets with a net book value of $869,000 were deemed to be impaired and a charge for that amount was recorded in the fourth quarter of 1999. All of the assets written down were either equipment or software. The charge is included as part of "Restructuring and other charges" on the Statement of Operations. The largest part of the charge related to a short- run digital press that was purchased in response to the Company's customers need for short run sales samples and other collateral items. The demand for short run products was not as great as the Company thought it would be. As a result, the press is idle and is held for disposal. The press was written down to net realizable value of $200,000 that resulted in a write down of $357,000. The estimated net realizable value was determined to be the amount management believes the asset can be sold for in the used equipment market. The remaining items consist of equipment which has become obsolete due to technological changes.

NOTE 5. ACQUISITIONS

     The following acquisitions made during 1998 and 1999 have been accounted for using the purchase method of accounting (no acquisitions were made during 1997). Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements and liabilities as of the date of the acquisitions, and the results of operations have been included in the accompanying consolidated statements of operations from the effective date of the

                                  SCHAWK, INC.

respective acquisitions. Pro-forma financial information has not been presented because the effects of the operations of the acquired companies prior to the date of acquisition were not significant.

                                                               1999      1998
                                                              -------   -------
Fair value of assets acquired, net of cash acquired of
  $2,043 in 1999 and $2,230 in 1998.........................  $11,961   $18,109
Cost in excess of net assets acquired.......................   31,560    22,904
Liabilities assumed.........................................     (459)   (7,066)
Stock options issued in connection with acquisition.........     (700)     (324)
Class A common stock issued (82 shares in 1999 and 395
  shares in 1998)...........................................     (791)   (5,016)
                                                              -------   -------
Cash paid, net of cash acquired.............................  $41,569   $28,607
                                                              =======   =======

NOTE 6. RELATED PARTY TRANSACTIONS

     Included in prepaid expenses and other at December 31, 1999 and 1998, was approximately $2 and $369, respectively, of advances to Geneva Waterfront, Inc., which is owned by a stockholder of the Company. Interest is charged on these balances at the prime rate.

     The Company also leases land and a building from a related party, see Note 12.

NOTE 7. INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $ 2,521   $ 1,429
Work in process.............................................    6,500     5,706
                                                                9,021     7,135
Less: LIFO reserve..........................................   (1,208)   (1,187)
                                                              -------   -------
                                                              $ 7,813   $ 5,948
                                                              =======   =======

NOTE 8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land and improvements.......................................  $  1,211   $  1,125
Buildings and improvements..................................    10,112      7,850
Machinery and equipment.....................................    78,655     60,241
Leasehold improvements......................................     7,014      5,054
Building and improvements under capital leases..............     7,500      7,500
                                                              --------   --------
                                                               104,492     81,770
Accumulated depreciation and amortization...................   (55,715)   (45,349)
                                                              --------   --------
                                                              $ 48,777   $ 36,421
                                                              ========   ========

     Accumulated depreciation and amortization includes $3,576 and $3,161 for building and improvements under capital leases at December 31, 1999 and 1998, respectively.

                                  SCHAWK, INC.

NOTE 9. INVESTMENTS

     At December 31, 1999 and 1998 all of the Company's securities were classified as available for sale. Unrealized appreciation on these securities totaled $107 ($64 net of tax effect) at December 31, 1998, and is included in accumulated comprehensive income (loss) in stockholders' equity. For the year ended December 31, 1999, the value of a bond mutual fund with a cost of $3,972 was determined to be permanently impaired and was written down to fair market value at December 31, 1999, and a loss of $368 was recorded in other income (expense) in the accompanying consolidated statement of operations. The investment was disposed of subsequent to December 31, 1999.

     The following table summarizes available-for-sale securities at December 31, 1999 and 1998:

                                                                       1999
                                                         --------------------------------
                                                                     GROSS
                                                                   UNREALIZED   ESTIMATED
                                                                     GAINS        FAIR
                                                          COST      (LOSSES)      VALUE
                                                         -------   ----------   ---------
Bond mutual funds......................................  $ 3,604      $ --       $ 3,604
                                                         =======      ====       =======

                                                                       1998
                                                         --------------------------------
                                                                     GROSS      ESTIMATED
                                                                   UNREALIZED     FAIR
                                                          COST       GAINS        VALUE
                                                         -------   ----------   ---------
Equity securities and equity mutual funds..............  $    58      $(31)      $    27
Bond mutual funds......................................   15,972       138        16,110
                                                         -------      ----       -------
                                                         $16,030      $107       $16,137
                                                         =======      ====       =======

     During the years ended December 31, 1999 and 1998, marketable equity securities were sold or determined permanently impaired, which resulted in gross realized gains of $84 and $2,504 respectively, which are included in other income in the accompanying consolidated statement of operations.

     The following table is a summary of available-for-sale securities at December 31, 1999 and 1998 by maturity date:

                                                                      1999
                                                              --------------------
                                                                        ESTIMATED
                                                               COST     FAIR VALUE
                                                              -------   ----------
Due in one year or less.....................................  $ 3,604    $ 3,604
                                                              =======    =======

                                                                      1998
                                                              --------------------
                                                                        ESTIMATED
                                                               COST     FAIR VALUE
                                                              -------   ----------
Due in one year or less.....................................  $12,344    $12,586
Due after one year through five years.......................    3,628      3,524
Due after five years through ten years......................        0          0
                                                              -------    -------
Total debt securities.......................................   15,972     16,110
Equity securities...........................................       58         27
                                                              -------    -------
                                                              $16,030    $16,137
                                                              =======    =======

                                  SCHAWK, INC.

NOTE 10. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Accrued compensation and payroll taxes......................  $ 8,460   $ 6,558
Accrued restructuring charges...............................    1,805        --
Other.......................................................    6,851     5,133
                                                              -------   -------
                                                              $17,116   $11,691
                                                              =======   =======

NOTE 11. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Series A senior note payable................................  $ 5,000   $10,000
Series B senior note payable................................   30,000    30,000
                                                              -------   -------
                                                               35,000    40,000
Bank credit agreement.......................................   33,370        --
                                                              -------   -------
                                                               68,370    40,000
Less amounts due in one year or less........................   (5,000)   (5,000)
                                                              -------   -------
                                                              $63,370   $35,000
                                                              =======   =======

     The Series A note bears interest at 6.58% and are payable in annual installments of $5 million. The Series B note bears interest at 6.98% and are payable in annual installments of $6 million from 2001 to 2005. The notes may be prepaid in whole or in part at any time.

     The borrowings under the bank credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on these borrowings was 7.12% at December 31, 1999 (6.14% on approximately $1,870 borrowed through a Canadian subsidiary). The credit agreement is for $65,000 and expires on May 6, 2004. The Company had approximately $31,630 available to borrow under this line at December 31, 1999.

     Borrowings under the above agreements are subject to certain restrictive covenants. In addition, the agreements require the Company to maintain certain net worth and other financial ratio requirements. The fair value of these obligations approximates carrying value at December 31, 1999 and 1998.

     Annual maturities of long-term debt at December 31, 1999 are as follows:

2001.......................................................  $ 6,000
2002.......................................................    6,000
2003.......................................................    6,000
2004.......................................................   39,370
2005.......................................................    6,000
                                                             -------
                                                             $63,370
                                                             =======

                                  SCHAWK, INC.

     The Company has an unsecured $15 million demand line of credit with a bank in the United States to provide financing and working capital flexibility. At December 31, 1999, the Company had $8,400 outstanding under this facility.

NOTE 12. STOCKHOLDERS' EQUITY

     Stockholders' equity includes the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Common stock:
  Class A voting, $0.008 par value, 40,000,000 shares
     authorized; 22,907,563 and 22,709,594 shares issued at
     December 31, 1999 and 1998, respectively; 21,205,101
     and 21,871,458 shares outstanding at December 31, 1999
     and 1998, respectively.................................  $   182   $   181
                                                              =======   =======
Treasury stock:
  1,702,462 and 898,136 shares of Class A common stock at
     December 31, 1999 and 1998, respectively...............  $19,622   $11,426
                                                              =======   =======

     The Company also has 1,000,000 shares of Series A and Series B Preferred stock authorized, of which none were issued and outstanding at December 31, 1999 and 1998.

NOTE 13. INCOME TAXES

     The provision (credit) for income taxes for continuing operations is comprised of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           -------   -------   ------
Current:
  Federal................................................  $ 7,140   $ 9,571   $6,217
  State..................................................    1,182     1,520      759
  Foreign................................................    1,531       666      216
                                                           -------   -------   ------
                                                             9,853    11,757    7,192
Deferred:
  Federal................................................   (1,428)      165      978
  State..................................................     (191)       26      120
  Foreign................................................        6       102        7
                                                           -------   -------   ------
                                                            (1,613)      293    1,105
                                                           -------   -------   ------
          Total..........................................  $ 8,240   $12,050   $8,297
                                                           =======   =======   ======

                                  SCHAWK, INC.

     Components of deferred income tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Current deferred income taxes:
  Inventory.................................................  $   217   $   215
  Accruals and reserves not currently deductible............      968       604
  Foreign taxes.............................................       12        11
                                                              -------   -------
          Net current asset.................................  $ 1,197   $   830
                                                              =======   =======
Noncurrent deferred income taxes:
  Depreciation..............................................  $   331   $   331
  Property and equipment acquisition basis differences......   (1,618)   (1,618)
  Unrealized gains on marketable securities.................       --       (43)
  Other.....................................................   (1,116)   (2,319)
                                                              -------   -------
          Net noncurrent liability..........................  $(2,403)  $(3,649)
                                                              =======   =======

     A reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1999      1998      1997
                                                             ----      ----      ----
Income taxes at statutory rate.............................  35.0%     35.0%     35.0%
Nondeductible expenses.....................................   3.4       1.1        --
State income taxes.........................................   4.9       4.8       4.3
Other......................................................  (2.2)     (0.4)      1.3
                                                             ----      ----      ----
                                                             41.1%     40.5%     39.0%
                                                             ====      ====      ====

     Other liabilities accrued in prior years but no longer required have been reduced during the current year which have lowered the effective tax rate by approximately 2.2% in 1999.

     The undistributed earnings of foreign subsidiaries were approximately $3,314 and $1,043 at December 31, 1999 and 1998, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested. The foreign component of income before income taxes was $3,808 for 1999, 1,810 for 1998 and $556 for 1997.

NOTE 14. LEASES AND COMMITMENTS

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

                                  SCHAWK, INC.

     The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $2,490, $1,389 and $971 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum payments under leases with terms of one year or more are as follows at December 31, 1999:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2000........................................................  $1,269     $2,177
2001........................................................   1,052      2,064
2002........................................................     790      2,198
2003........................................................     579      1,792
2004........................................................     579        577
Thereafter..................................................   2,931        173
                                                              ------     ------
                                                               7,200     $8,981
                                                                         ======
Less: Amounts representing interest.........................   2,411
                                                              ------
                                                               4,789
Less: Current portion.......................................     665
                                                              ------
                                                              $4,124
                                                              ======

NOTE 15. EMPLOYEE BENEFIT PLANS

     The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 5.5% in 1999, 5% in 1998 and 4% in 1997. Contributions to the plans were $1,780, $1,357 and $987 in 1999, 1998 and 1997, respectively.

     The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,145, $1,036 and $777 in 1999, 1998 and 1997, respectively.

NOTE 16. STOCK/EQUITY OPTION PLANS

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

                                  SCHAWK, INC.

     A summary of options outstanding at each of the three years ended December 31, 1999, 1998 and 1997, and other data for the three years then ended under all option plans is as follows:

                                                           OUTSTANDING
                                                        OPTIONS OF CLASS A   WEIGHTED AVERAGE
                                                           COMMON STOCK       EXERCISE PRICE
                                                        ------------------   ----------------
Balance, December 31, 1996............................        1,172                8.80
Granted...............................................          269                8.04
Exercised.............................................         (160)               8.18
Cancelled.............................................         (622)               7.75
                                                              -----
Balance, December 31, 1997............................          659                8.80
Granted...............................................          172               11.88
Exercised.............................................          (18)               8.00
Cancelled.............................................         (124)              14.87
                                                              -----
Balance, December 31, 1998............................          689                9.29
Granted...............................................          548               10.09
Exercised.............................................           (7)               7.00
Cancelled.............................................           --                  --
                                                              -----
Balance, December 31, 1998............................        1,230                9.65
                                                              =====

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                     OPTIONS OUTSTANDING
                      -------------------------------------------------
                                    WEIGHTED AVERAGE                             OPTIONS EXERCISABLE
                                       REMAINING                          ---------------------------------
RANGE OF                NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE OF
EXERCISE PRICE        OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISABLE PRICE
--------------        -----------   ----------------   ----------------   -----------   -------------------
$ 6.00-$ 7.50........       45            6.0               $ 7.00             45             $ 7.00
  7.51-  9.00........      324            6.7                 8.05            320               8.04
  9.01- 10.50........      593            8.1                 9.57            297               9.59
 10.51- 12.00........      182            8.3                11.47            119              11.44
 12.01- 13.50........       66            9.0                13.50             23              13.50
 13.51- 15.00........       20            8.4                14.66             13              14.66
                         -----                                                ---
                         1,230                                                817
                         =====                                                ===

     Options available for grant under the plans were 1,183, 1,563 and 1,717 at December 31, 1999, 1998 and 1997, respectively. Options exercisable under the plans were 487 in 1998 and 460 in 1997.

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

                                  SCHAWK, INC.

     The Company's pro forma information follows:

                                                           1999      1998      1997
                                                          -------   -------   -------
Income from continuing operations.......................  $11,798   $17,698   $12,149
Pro forma income........................................   11,147    16,426    11,912
Earnings per share
  Basic.................................................  $  0.55   $  1.07   $  0.56
  Diluted...............................................  $  0.55   $  1.06   $  0.55
Pro forma earnings per share
  Operations
  Basic.................................................  $  0.52   $  1.05   $  0.54
  Diluted...............................................  $  0.52   $  1.04   $  0.54

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                                         1999       1998        1997
                                                       --------   --------   ----------
Expected dividend yield..............................       1.5%       3.0%         3.0%
Expected stock price volatility......................     33.94%     33.94%        25.7%
Risk-free interest rate range........................  5.0%-5.7%  5.6%-5.8%    5.8%-6.7%
Weighted-average expected life of options............   7 years    7 years      7 years

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

NOTE 17. EARNINGS PER SHARE

     Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share is computed by dividing net income less preferred dividends by the weighted average shares outstanding for the year. Diluted earnings per share is computed by dividing net income less preferred dividends by the weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the year.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           1999      1998      1997
                                                          -------   -------   -------
Net income..............................................  $11,798   $17,698   $12,149
Preferred stock dividends...............................       --      (114)   (1,140)
Discount on redemption of preferred stock...............       --     5,832        --
                                                          -------   -------   -------
Income available for common shareholders................  $11,798   $23,416   $11,009
                                                          -------   -------   -------
Weighted average shares.................................   21,421    21,924    19,815
Effect of dilutive employee stock options...............       86       235        96
                                                          -------   -------   -------
Adjusted weighted average shares and assumed
  conversions...........................................   21,507    22,159    19,911
                                                          =======   =======   =======
Basic earnings per share................................  $  0.55   $  1.07   $  0.56
                                                          =======   =======   =======
Diluted earnings per share..............................  $  0.55   $  1.06   $  0.55
                                                          =======   =======   =======

                                  SCHAWK, INC.

     Options to purchase 746 shares of Class A common stock at exercise prices ranging from $8.62-$15 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2009.

     Options to purchase 232 shares of Class A common stock at exercise prices ranging from $9.75-$15 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 16, 2007.

NOTE 19. GEOGRAPHIC REPORTING

     The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 1999, 1998 and 1997 is as follows:

                                                              UNITED STATES   CANADA
                                                              -------------   -------
1999
Sales.......................................................    $142,702      $40,182
Identifiable assets.........................................     159,097       29,928
1998
Sales.......................................................    $123,096      $22,293
Identifiable assets.........................................     119,802       18,708
1997
Sales.......................................................    $ 97,964      $18,089
Identifiable assets.........................................     113,166       13,757

     Identifiable assets are those assets that are identified with the operations in each geographic area and include cash and marketable securities held at those locations.

NOTE 20. YEAR 2000 ISSUE

     The Company made a concerted effort to prepare for the Year 2000 issue and as a result there was no impact on the Company's hardware or software or other systems in January 2000 as a result of the date change. Given the above, management of the Company believe that there will not be any noticeable impact with respect with the year 2000 issue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has no items to report under item 9 of this Annual Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and persons nominated to become directors and information regarding executive officers of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 24, 2000, and is to be filed with the Securities and Exchange Commission on or before April 30, 1999 ("the Proxy Statement"), and such information is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements are included in Item 8:

          1. All financial statements

          Reports of independent auditors and independent public accountants

          FINANCIAL STATEMENTS:

          Consolidated Balance Sheets -- Years Ended December 31, 1999 and 1998

          Consolidated Statements of Operations -- Years Ended December 31,
             1999, 1998 and 1997

          Consolidated Statements of Cash Flows -- Years Ended December 31,
             1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity -- Years Ended
             December 31, 1999, 1998
            and 1997

          Notes to Consolidated Financial Statements

          2. The following financial schedules for the years 1999, 1998 and 1997 are submitted herewith:

          SCHEDULE II -- Valuation Reserves

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant for the fourth quarter of 1999 through the filing date of this document:

     (c) Exhibits

      EXHIBIT
      NUMBER                              DESCRIPTION                              INCORPORATED
      -------                             -----------                              ------------
       3.1          -- Certificate of Incorporation of Schawk, Inc., as       Registration Statement
                       amended.                                                    No. 33-85152
       3.3          -- By-Laws of Schawk, Inc., as amended.                   Registration Statement
                                                                                  No. 333-39113
       4.1          -- Specimen Class A Common Stock Certificate.             Registration Statement
                                                                                   No. 33-85152
      10.12*        -- Schawk, Inc. 1988 Equity Option Plan.                        1988 10-K
      10.13a*       -- First Amendment to Schawk, Inc. 1988 Equity Option           1992 10-K
                       Plan.
      10.13b*       -- Second Amendment to Schawk, Inc. 1988 Equity Option    Registration Statement
                       Plan.                                                       No. 33-85152
      10.22         -- Lease Agreement dated as of July 1, 1987, and          Registration Statement
                       between Process Color Plate, a division of Schawk,          No. 33-85152
                       Inc. and The Clarence W. Schawk 1979 Children's
                       Trust.
      10.23         -- Lease Agreement dated as of June 1, 1989, by and       Registration Statement
                       between Schawk Graphics, Inc., a division of Schawk,        No. 33-85152
                       Inc. and C.W. Properties.
      10.26*        -- Schawk, Inc. 1991 Outside Directors' Formula Stock     Registration Statement
                       Option Plan, as amended.                                    No. 33-85152
      10.27*        -- Form of Clarence W. Schawk Amended and Restated        Registration Statement
                       Employment Agreement between Clarence W. Schawk and         No. 33-85152
                       Schawk, Inc.
      10.28*        -- Form of David A. Schawk Amended and Restated           Registration Statement
                       Employment Agreement between David A. Schawk and            No. 33-85152
                       Schawk, Inc.
      10.31         -- Form of Registration Rights Agreement dated December   Registration Statement
                       30, 1994, by and among Schawk, Inc. and certain             No. 33-85152
                       investors.
      10.32         -- Money Market Demand Note dated February 7, 1997 from   Registration Statement
                       Schawk, Inc., borrower, to the Northern Trust              No. 333-39113
                       Company, lender.
      10.33         -- Demand Note Agreement dated September 12, 1996         Registration Statement
                       between Schawk Canada, Inc. and First Chicago NBD           No. 33-39113
                       Canada and related continuing Guaranty of Schawk,
                       Inc.
      10.35         -- Letter of Agreement dated September 21, 1992, by and   Registration Statement
                       between Schawk, Inc. and Judith W. McCue.                   No. 33-85152
      10.37*        -- Schawk, Inc. Retirement Trust effective January 1,           1996 10-K
                       1996.
      10.38*        -- Schawk, Inc. Retirement Plan for Imaging Employees           1996 10-K
                       Amended and Restated effective January 1, 1996.
      10.42         -- Schawk, Inc. Note Agreement dated as of August 18,           1996 10-K
                       1995.
      10.43         -- Stockholder Investment Program dated July 28, 1995.    Registration Statement
                                                                                   No. 33-61375

      EXHIBIT
      NUMBER                              DESCRIPTION                              INCORPORATED
      -------                             -----------                              ------------
      10.44a        -- Credit Agreement dated January 23, 1999 by and         Form 8-K dated January
                       between Schawk, Inc. and The First National Bank of           28, 1999
                       Chicago.
      10.44b        -- Amendment No. 1 to Credit Agreement dated March 15,     Form 8-K dated March
                       1999 dated by and between Schawk, Inc. and The First          17, 1999
                       National Bank of Chicago.
      10.45*        -- Schawk, Inc. Employee Stock Purchase Plan effective    Registration Statement
                       January 1, 1999.                                           No. 333-68521
      10.46**       -- Second Amended and Restated Credit Agreement dated
                       as of October 29, 1999, by and among Schawk, Inc.
                       and Bank One, NA, excluding exhibits
      21            -- List of Subsidiaries.
      23a           -- Consent of Expert.
      27            -- Financial Data Schedule -- 1999

---------------

 * Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c) of Regulation S-K.

** Document attached hereto.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 28th day of March, 2000.

                                            Schawk, Inc.

                                            By:   /s/ CLARENCE W. SCHAWK
                                              ----------------------------------
                                                      Clarence W. Schawk
                                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1999.

SIGNATURE -------------------------------------------    TITLE --------------------------------------

               /s/ CLARENCE W. SCHAWK                    Chairman of the Board and Director
-----------------------------------------------------
                 Clarence W. Schawk

                 /s/ DAVID A. SCHAWK                     President, Chief Executive Officer, and
-----------------------------------------------------      Director
                   David A. Schawk

             /s/ A. ALEX SARKISIAN, ESQ.                 Executive Vice President, Corporate
-----------------------------------------------------      Secretary and Director
               A. Alex Sarkisian, Esq.

               /s/ JAMES J. PATTERSON                    Chief Financial Officer, Senior Vice
-----------------------------------------------------      President
                 James J. Patterson

                /s/ DENNIS D. WILSON                     Chief Accounting Officer and Director of
-----------------------------------------------------      Financial Reporting
                  Dennis D. Wilson

              /s/ JOHN T. MCENROE, ESQ.                  General Counsel, Assistant Secretary, and
-----------------------------------------------------      Director
                John T. McEnroe, Esq.

              /s/ JUDITH W. MCCUE, ESQ.                  Director
-----------------------------------------------------
                Judith W. McCue, Esq.

                /s/ ROBERT F. MEINKEN                    Director
-----------------------------------------------------
                  Robert F. Meinken

              /s/ HOLLIS W. RADEMACHER                   Director
-----------------------------------------------------
                Hollis W. Rademacher

                                  SCHAWK, INC.

                       SCHEDULE II -- VALUATION RESERVES
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998     1997
                                                              ------   ------   -------
                                                                   (IN THOUSANDS)
Balance beginning of year...................................   $730     $464     $ 760
Provision...................................................    (94)     266       (45)
Deductions..................................................     --       --      (251)(1)
                                                               ----     ----     -----
Balance end of year.........................................   $636     $730     $ 464

---------------

(1) Uncollectible accounts written off, net of recoveries.