Form 10-Q
period 2000-03-31
SCHAWK INC
filed 2000-05-15
CIK 719164

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 2000 Commission File Number 1-9335
                                    --------

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

                                  Yes X No ____

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000, are: 21,301,308 shares, Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 15.



==============================================================================

PART I
                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                  MARCH 31,
                                                                                     2000      DECEMBER 31,
                                                                                 (UNAUDITED)       1999
                                                                                  ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   1,568    $   2,893
   Short term investments                                                              --          3,604
   Trade accounts receivable, less allowance for doubtful accounts
     of  $744 at March 31, 2000 and $730 December 31, 1999                           44,240       41,441
   Inventories                                                                        9,705        7,813
   Prepaid expenses and other                                                         4,218        3,629
    Refundable income taxes                                                             252          252
   Deferred income taxes                                                              1,484        1,197
                                                                                  ---------    ---------
Total current assets                                                                 61,467       60,829

Property and equipment less accumulated depreciation and amortization                47,592       48,777
    of $ 58,969 at March 31, 2000 and $ 55,715 at December 31, 1999
Excess of cost over net assets acquired, less accumulated amortization
   of $7,687 at March 31, 2000 and $7,180 at December 31, 1999                       64,632       64,529
Other assets                                                                          3,347        3,126
                                                                                  ---------    ---------
Total assets                                                                      $ 177,038    $ 177,261
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                         $   7,491    $   6,928
   Accrued expenses                                                                  14,977       17,116
   Income taxes payable                                                               2,766          356
   Notes payable to banks                                                            11,274        8,400
   Current portion of long-term debt and capital lease obligations                    5,655        5,665
                                                                                  ---------    ---------
Total current liabilities                                                            42,163       38,465

Long-term debt                                                                       56,500       63,370
Capital lease obligations                                                             4,141        4,124
Other                                                                                 1,252        1,013
Deferred income taxes                                                                 2,681        2,403
Minority interest in consolidated subsidiary                                          1,173        1,228

STOCKHOLDERS' EQUITY:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 23,002,991 and
     22,907,563 shares issued at March 31, 2000 and December 31, 1999, respectively; 21,301,308 and 21,205,101 shares outstanding at March 31,
     2000 and December 31, 1999,
     respectively                                                                       182          182
   Additional paid-in capital                                                        83,110       82,951
   Retained earnings                                                                  5,629        3,410
   Accumulated comprehensive loss, net                                                 (176)        (263)
                                                                                  ---------    ---------
                                                                                     88,745       86,280
   Treasury stock, at cost, 1,701,683 and 1,702,462 shares of Common
       stock at March 31, 2000 and December 31, 1999, respectively                  (19,617)     (19,622)
                                                                                  ---------    ---------
Total stockholders' equity                                                           69,128       66,658
                                                                                  ---------    ---------
Total liabilities and stockholders' equity                                        $ 177,038    $ 177,261
                                                                                  =========    =========

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                   2000       1999
                                                --------    --------

Net sales                                       $ 52,856    $ 41,977
Cost of sales                                     31,194      23,513
Selling, general, and administrative expenses     14,608      10,716
Goodwill amortization                                579         453
                                                --------    --------
Operating income                                   6,475       7,295

Other income (expense)
   Interest and dividend income                       20         232
   Interest expense                               (1,427)       (883)
   Other income                                       72         211
                                                --------    --------
                                                  (1,335)       (440)
                                                --------    --------

Income before income taxes                         5,140       6,855

Income tax provision                               2,232       2,791
                                                --------    --------

Net income                                      $  2,908    $  4,064
                                                ========    ========

Earnings per share:
   Basic                                        $   0.14    $   0.19
   Diluted                                      $   0.14    $   0.19

Weighted average number of common and common
   Equivalent shares outstanding                  21,460      21,905

Dividends per common share                      $ 0.0325    $  0.065

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                 (In Thousands)

                                                                            2000        1999
                                                                          --------    --------
OPERATING ACTIVITIES
Net income                                                                $  2,908    $  4,064
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                           3,833       2,736
     Deferred income taxes                                                      (9)       --
     Loss realized on sale of marketable securities                              2         (80)
     Minority interest                                                         (55)       --
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                          (2,799)      1,942
         Inventories                                                        (1,892)     (1,461)
         Prepaid expenses and other                                           (589)     (1,385)
         Trade accounts payable and accrued expenses                        (1,031)     (1,933)
         Income taxes refundable/payable                                     2,410       2,032
                                                                          --------    --------
Net cash provided by (used in) operating activities                          2,778       5,915

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                 3,602      11,582
Purchase of short term investments                                            --        (6,266)
Capital expenditures                                                        (2,614)     (2,322)
Acquisitions, net of cash acquired                                            (610)     (2,803)
Other                                                                         (293)     (2,023)
                                                                          --------    --------
Net cash provided by (used in) investing activities                             85      (1,832)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net                                     2,874        --
Principal payments on debt                                                  (6,870)     (1,159)
Principal payments on capital lease obligations                                (10)       (158)
Common stock dividends                                                        (689)     (1,418)
Issuance of common stock                                                       164         601
Purchase of common stock                                                      --        (2,514)
Other                                                                          343        --
                                                                          --------    --------
Net cash provided by (used in) financing activities                         (4,188)     (4,648)
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents                        (1,325)       (565)
Cash and cash equivalents beginning of period                                2,893       2,226
                                                                          --------    --------
Cash and cash equivalents end of period                                   $  1,568    $  1,661
                                                                          ========    ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $  1,258    $    722
Cash paid for income taxes                                                     683         572


See accompanying notes.

                                  Schawk, Inc.

               Notes to Consolidated Interim Financial Statements
                  (Thousands of dollars, except per share data)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 1999.


NOTE 2. INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


NOTE 3. DESCRIPTION OF BUSINESS

The Company is a leading provider of digital imaging prepress services for the consumer products industry. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.


NOTE 4. RESTRUCTURING PLAN

The Company has acquired thirteen businesses within the last twenty-four months, of which 8 business units were acquired during 1999. As a result of these acquisitions, in the fourth quarter of fiscal 1999, the Company adopted and began executing a restructuring plan (the Plan) to integrate, consolidate and/or move certain operations, replace obsolete assets used in its operations with newly acquired technologies with more efficient throughput and eliminate redundant activities within the Company's workforce through early retirements, lay-offs and normal terminations. The Plan included the consolidation of certain duplicate operations at various Company facilities in Connecticut, Illinois, Ohio, New Jersey and New York as well as workforce reductions at the Company's operations in Wisconsin, primarily due to lower sales volumes. A total of approximately 60 employees (approximately 4% of the Company's workforce) were impacted by the workforce reduction efforts through early retirements, lay-offs and normal terminations. The shutdowns and consolidations were started in December 1999, and are scheduled to be completed by September 30, 2000. As a result of the Plan, the Company recorded restructuring and other charges of $2.2 million pre-tax in the fourth quarter of 1999, which consisted of $1.7 million of estimated lease termination costs and $0.5 million of estimated severance costs. During the three months ended March 31, 2000, approximately $0.1 million was charged against the restructuring reserve.


NOTE 5. IMPAIRMENT OF MACHINERY AND EQUIPMENT

In connection with the adoption of the Plan, the Company performed a comprehensive review of all of its remaining fixed assets to identify any obsolete and impaired assets in both the operations being consolidated and the Company's other operations. As a result of this review, assets with a net book value $0.9 million pre-tax, consisting of equipment and software, were deemed to be impaired or obsolete. Accordingly, a charge for that amount was recorded as part of the restructuring and other charges during the fourth quarter of 1999. The largest part of the charge related to a short-run digital press that was written down to its estimated net realizable value of $0.2 million, resulting in a $0.4 million write-down. The press is currently idle and is being held for disposal.



NOTE 6. INVENTORIES

Inventories consist of the following:

                                      March 31    December 31
                                        2000         1999
                                        ----         ----

Raw materials                         $  2,606    $  2,521
Work in process                          8,307       6,500
                                      --------    --------
                                        10,913       9,021
Less: LIFO reserve                      (1,208)     (1,208)
                                      --------    --------
                                      $  9,705    $  7,813
                                      ========    ========

NOTE 7. INVESTMENTS

The Company liquidated the remaining investment in its portfolio in January 2000 and received proceeds of $3,602. This investment had been written down to a fair market value of $3,604 as of December 31, 1999. A loss of $2 was recorded in connection with the sale of the investment in January 2000. Realized losses on investments are included in Other income on the Consolidated Statement of Operations. The Company had no investments as of March 31, 2000.


NOTE 8. EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three months ended March 31
                                          ---------------------------
                                              2000           1999
                                            -------        -------

Income available for common shareholders    $ 2,908        $ 4,064
                                            =======        =======

Weighted average shares                      21,301         21,805
Effect of dilutive stock options                159            100
                                            -------        -------
Adjusted weighted average shares and
   assumed conversions                       21,460         21,905
                                            =======        =======

Basic earnings per share                    $  0.14        $  0.19
                                            =======        =======

Diluted earnings per share                  $  0.14        $  0.19
                                            =======        =======

NOTE 9. SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                      Three months ended March 31
                      ---------------------------
2000                United States   Canada    Total
----                -------------   ------    -----

Sales                 $ 41,209   $ 11,647   $ 52,856
Identifiable assets    149,571     27,467    177,038


                       Three months ended March 31
                       ---------------------------
1999                United States   Canada     Total
----                -------------   ------     -----

Sales                 $ 34,314   $  7,663   $ 41,977
Identifiable assets    121,161     18,623    139,784


NOTE 10. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. During the quarter ended March 31, 2000, the Company liquidated all of its remaining available-for-sale securities.

The following table sets forth the components of comprehensive income, net of related tax:

                                                   Three months ended March 31
                                                   ---------------------------
                                                       2000         1999
                                                      ------       ------

Net income                                            $2,908       $4,064
Increase  (decrease) in unrealized  appreciation of
investments                                             --            572
Foreign currency translation adjustments                  87          156
                                                      ------       ------
Comprehensive income                                  $2,995       $4,792
                                                      ======       ======

The components of accumulated comprehensive loss, net of related tax as of March 31, 2000 and December 31, 1999 consisted entirely of foreign currency translation adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the anticipated revenues from recent acquisitions, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing, the Company' exploitation of technological advancements in the imaging industry, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the continued demand for its services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.


ACQUISITIONS AND RESTRUCTURING

The Company has acquired thirteen businesses within the last twenty-four months, of which 8 business units were acquired during 1999. As a result of these acquisitions, in the fourth quarter of fiscal 1999, the Company adopted and began executing a restructuring plan (the Plan) to integrate, consolidate and/or move certain operations, replace obsolete assets used in its operations with newly acquired technologies with more efficient throughput and eliminate redundant activities within the Company's workforce through early retirements, lay-offs and normal terminations. The Plan included the consolidation of certain duplicate operations at various Company facilities in Connecticut, Illinois, Ohio, New Jersey and New York as well as workforce reductions at the Company's operations in Wisconsin, primarily due to lower sales volumes. A total of approximately 60 employees (approximately 4% of the Company's workforce) were impacted by the workforce reduction efforts through early retirements, lay-offs and normal terminations. Also, in connection with the adoption of the Plan, the Company performed a comprehensive review of all of its remaining fixed assets to identify any obsolete and impaired assets.

As a result of the Plan and the asset review efforts, the Company recorded restructuring and other charges of $3.1 million pre-tax in the fourth quarter of 1999, which consisted of $1.7 million of estimated lease termination costs, $0.9 million of costs related to the write-down of impaired or obsolete machinery and equipment and $0.5 million of estimated severance costs. During the three months ended March 31, 2000, approximately $0.1 million was charged against the restructuring reserve. Management currently expects its remaining efforts under the Plan to be completed by September 30, 2000.

NET SALES of $52,856 for the first quarter of 2000 represented a 25.9% increase from sales of $41,977 for the same period in 1999. The increase was primarily attributable to revenues from businesses acquired in 1999 as well as internal growth. Sales from acquired business units accounted for 20.1% of the increase while sales to new and existing customers resulted in the remaining 5.8% increase in net sales.

COST OF SALES for the first quarter of 2000 increased to 59.0% from 56.0% of net sales for the comparable period in the prior year. The higher cost of sales resulted from lower gross margins in the business units acquired in 1999 as well as the impact of lower high margin sales in the fiscal 2000 period.

OPERATING INCOME in the first quarter of 2000 decreased 11.0% to $6,475 from $7,295 for the same period in 1999. The decrease primarily resulted from lower operating margins at business units acquired during 1999 and lower high margin sales at the Company's historical operations during the first two months of 2000. Selling, general and administrative expenses increased to 27.6% of sales for the first quarter of 2000 from 25.5% for the comparable prior year period. The increase resulted from higher fixed general and administrative expenses as well as higher amortization costs associated with operations acquired during 1999.

OTHER INCOME (EXPENSE) - NET increased to $(1,335) of net expense for the first quarter of 2000 compared with $(440) of net expense for the same period of 1999. Interest expense for the first quarter of 2000 increased to 2.7% versus 2.1% of sales in the comparable prior year period. The increase in interest expense primarily resulted from higher new borrowings used to fund acquisitions. Interest income and dividend income have steadily declined as the Company has liquidated its investment portfolio to provide funds for financing acquisitions. Other income, which consists primarily of gains on sales of investments and capital gain distributions, also declined in the first quarter of 2000 from the same period as 1999 as the remainder of the Company's investment portfolio was liquidated in January, 2000.

INCOME BEFORE INCOME TAXES decreased to $5,140 for the first quarter of 2000 from $6,855 for the same period of 1999 for the reasons previously discussed.

INCOME TAX PROVISION increased to 43.4% of pretax income during the first quarter of 2000 versus 40.7% for the comparable prior year period. The increase in the effective tax rate is primarily attributable to an increase in non-deductible goodwill incurred in conjunction with businesses acquired in 1999 as well as an increase in the proportion of the Company's income that is derived from states with higher tax rates. The Company's annual effective tax rate for fiscal 1999 was 41.1%.

NET INCOME decreased to $2,908 for the first quarter of 2000 from $4,604 for the same period of 1999 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.14 for the first quarter of 2000 compared with $0.19 for the same period in 1999. Weighted average common and common equivalent shares outstanding decreased to 21,460 for the first quarter of 2000 from 21,905 for the same period of 1999, primarily as a result of shares repurchased during the latter part of 1999 under the Company's common stock repurchase program and a decrease in the number of dilutive outstanding stock options for the quarter ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $65 million unsecured credit facility, which expires in May 2004, of which approximately $ 38.5 million was available for borrowings at March 31, 2000. This facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth, working capital, and certain other financial ratios. In addition, the Company maintains a $15 million unsecured line of credit and the Company's Canadian subsidiary maintains a Cdn $7.5 million unsecured line of credit, both of which provide financing and working capital flexibility. Both of these lines of credit are due on demand. As of March 31, 2000, approximately $5,175 million was available under the domestic line of credit and approximately $3,725 was available under the Canadian line of credit.

Cash from operating activities decreased by approximately $3,127 for the period ended March 31, 2000 versus the comparable period of the prior year primarily due to higher required levels of working capital as a result of the acquisitions and other factors discussed above.

During January 2000, the Company liquidated the remainder of its investments held for sale and received proceeds of $3,602. This investment had been written down to a fair market value of $3,604 as of December 31, 1999. A loss of $2 was recorded in connection with the sale of the investment in January 2000. The Company had no other investments as of March 31, 2000.

At March 31, 2000, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40.0 million, the remaining $35.0 million of which is due in installments from 2000 through 2005 (averaging seven years) at an average interest rate of 6.92%; and (iii) $26.5 million of borrowings under the Company's unsecured credit facility; and (ii) approximately US $11.3 million of combined borrowings under the Company's domestic and Canadian subsidiary's lines of credit.

Capital expenditures of $2,614 were made during the first quarter of 2000 for machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first quarter of 2000 totaled $3,833.

Management believes that the level of working capital and the cash generated from operations is adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through cash generated from future operations or through availability under its financing arrangements.


SEASONALITY

The historical seasonal impact of the Company's operations is changing due to its expansion into the advertising and promotion markets and the impact from recent acquisitions. Due to these changes in the mix of revenues and the impact of the Company's active acquisition and expansion program, future seasonal patterns, if any, cannot be accurately predicted at this time.


IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14.      Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     None.

(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of May, 2000.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
-------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
----------------------
Senior Vice President and Chief Financial Officer




/s/ Jo Ann Doherty
------------------
Vice President of Finance and Chief Accounting Officer







12