Form 10-Q
period 2000-06-30
SCHAWK INC
filed 2000-08-10
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter ended June 30, 2000 Commission File Number 1-9335
                                    --------

                                  SCHAWK, INC.
                            (Exact name of Registrant
                          as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   66-0323724
                      (I.R.S. Employer Identification No.)

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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000, are 21,322,070 shares, Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.

PART I

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                    JUNE 30, 2000     DECEMBER 31,
                                                                                     (UNAUDITED)         1999
                                                                                    ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $     579       $   2,893
   Short term investments                                                                    --           3,604
   Trade accounts receivable, less allowance for doubtful accounts
     of $851 at June 30, 2000 and $730 December 31, 1999                                 42,606          41,441
   Inventories                                                                            9,898           7,813
   Prepaid expenses and other                                                             3,717           3,629
    Refundable income taxes                                                                 308             252
   Deferred income taxes                                                                  1,159           1,197
                                                                                    ------------------------------
Total current assets                                                                     58,267          60,829

Property and equipment, net                                                              47,427          48,777
Excess of cost over net assets acquired, less accumulated amortization
   of $8,337 at June 30, 2000 and $7,180 at December 31, 1999                            64,012          64,529
Other assets                                                                              2,942           3,126
                                                                                    ------------------------------
Total assets                                                                          $ 172,648       $ 177,261
                                                                                    ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                             $   7,416       $   6,928
   Accrued expenses                                                                      15,060          17,116
   Income taxes payable                                                                     292             356
   Notes payable to banks                                                                 9,000           8,400
   Current portion of long-term debt and capital lease obligations                        5,651           5,665
                                                                                    ------------------------------
Total current liabilities                                                                37,419          38,465

Long-term debt                                                                           54,000          63,370
Capital lease obligations                                                                 3,899           4,124
Other                                                                                     1,099           1,013
Deferred income taxes                                                                     2,688           2,403
Minority interest in consolidated subsidiary                                              1,160           1,228

STOCKHOLDERS' EQUITY:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 23,023,134 and
     22,907,563 shares issued at June 30, 2000 and December 31, 1999, respectively; 21,322,070 and 21,205,101 shares outstanding at June 30, 2000
     and December 31, 1999, respectively                                                    182             182
   Additional paid-in capital                                                            83,254          82,951
   Retained earnings                                                                      8,826           3,410
   Accumulated comprehensive loss, net                                                     (262)           (263)
                                                                                    ------------------------------
                                                                                         92,000          86,280
   Treasury stock, at cost, 1,701,064 and 1,702,462 shares of Common
       stock at June 30, 2000 and December 31, 1999, respectively                       (19,617)        (19,622)
                                                                                    ------------------------------
Total stockholders' equity                                                               72,383          66,658
                                                                                    ------------------------------
Total liabilities and stockholders' equity                                            $ 172,648       $ 177,261
                                                                                    ==============================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                     2000           1999
                                                     ----           ----
Net sales                                          $ 54,741       $ 44,453
Cost of sales                                        32,128         25,907
Selling, general, and administrative expenses        13,869         11,546
Amortization of intangibles                             578            440
                                                   -----------------------
Operating income                                      8,166          6,560

Other income (expense)
   Interest and dividend income                           9            142
   Interest expense                                  (1,459)          (897)
   Other income                                          77            319
                                                   -----------------------
                                                     (1,373)          (436)
                                                   -----------------------

Income before income taxes                            6,793          6,124

Income tax provision                                  2,906          2,526
                                                   -----------------------
Net income available for common shares             $  3,887       $  3,598
                                                   =======================

Earnings per share:
   Basic                                           $   0.18       $   0.17
   Diluted                                         $   0.18       $   0.17

Weighted average number of common and common
   equivalent shares outstanding                     21,436         21,619
Dividends per common share                         $ 0.0325       $  0.065

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                      2000            1999
                                                   -------------------------
Net sales                                          $ 107,597       $  86,430
Cost of sales                                         63,322          49,420
Selling, general, and administrative expenses         28,477          22,262
Amortization of intangibles                            1,157             893
                                                   -------------------------
Operating income                                      14,641          13,855

Other income (expense)
   Interest and dividend income                           29             374
   Interest expense                                   (2,886)         (1,780)
   Other income                                          149             530
                                                   -------------------------
                                                      (2,708)           (876)
                                                   -------------------------

Income before income taxes                            11,933          12,979

Income tax provision                                   5,138           5,317
                                                   -------------------------

Net income available for common shares             $   6,795       $   7,662
                                                   =========================

Earnings per share:
   Basic                                           $    0.32       $    0.35
   Diluted                                         $    0.32       $    0.35

Weighted average number of common and common
   equivalent shares outstanding                      21,448          21,766
Dividends per common share                         $   0.065       $    0.13

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999
                                 (In Thousands)

                                                                             2000           1999
                                                                           -----------------------
OPERATING ACTIVITIES
Net income                                                                 $  6,795       $  7,662
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                            7,582          5,605
     Deferred income taxes                                                      267             40
     Gain (loss) realized on sale of marketable securities                        2           (420)
     Minority interest                                                          (68)            --
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                           (1,165)         1,441
         Inventories                                                         (2,085)          (982)
         Prepaid expenses and other                                             (88)           579
         Trade accounts payable and accrued expenses                         (1,023)          (750)
         Income taxes refundable/payable                                        (64)          (702)
                                                                           -----------------------
Net cash provided by operating activities                                    10,153         12,473

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                  3,602         11,614
Purchase of short term investments                                               --         (6,343)
Capital expenditures                                                         (5,578)        (9,255)
Acquisitions, net of cash acquired                                             (610)        (8,363)
Other                                                                           112         (2,301)
                                                                           -----------------------
Net cash used in investing activities                                        (2,474)       (14,648)

FINANCING ACTIVITIES
Proceeds from short term borrowings                                             600         10,855
Issuance of common stock                                                        308            930
Principal payments on debt                                                   (9,370)            --
Principal payments on capital lease obligations                                (256)          (311)
Common stock dividends                                                       (1,379)        (2,813)
Purchase of common stock                                                         --         (5,990)
Other                                                                           104             --
                                                                           -----------------------
Net cash provided by (used in) financing activities                          (9,993)         2,671
                                                                           -----------------------
Net increase (decrease) in cash and cash equivalents                         (2,314)           496
Cash and cash equivalents beginning of period                                 2,893          2,226
                                                                           -----------------------
Cash and cash equivalents end of period                                    $    579       $  2,722
                                                                           =======================

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


NOTE 4.       RESTRUCTURING PLAN

The Company has acquired thirteen businesses within the last twenty-four months, of which 8 business units were acquired during 1999. As a result of these acquisitions, in the fourth quarter of fiscal 1999, the Company adopted and began executing a restructuring plan (the Plan) to integrate, consolidate and/or move certain operations, replace obsolete assets used in its operations with newly acquired technologies with more efficient throughput and eliminate redundant activities within the Company's workforce through early retirements, lay-offs and normal terminations. The Plan included the consolidation of certain duplicate operations at various Company facilities in Connecticut, Illinois, Ohio, New Jersey and New York as well as workforce reductions at the Company's operations in Wisconsin, primarily due to lower sales volumes. A total of approximately 60 employees (approximately 4% of the Company's workforce) were impacted by the workforce reduction efforts through early retirements, lay-offs and normal terminations. The shutdowns and consolidations were started in December 1999, and are scheduled to be completed by September 30, 2000. As a result of the Plan, the Company recorded restructuring and other charges of $2.2 million pre-tax in the fourth quarter of 1999, which consisted of $1.7 million of estimated lease termination costs and $0.5 million of estimated severance costs. During the three and six months ended June 30, 2000, approximately $0.2 million and $0.3 million, respectively, was charged against the restructuring reserve.


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

NOTE 6.       INVENTORIES

Inventories consist of the following:

                                       JUNE 30       DECEMBER 31
                                         2000            1999
                                         ----            ----
Raw materials                          $  2,534        $  2,521
Work in process                           8,572           6,500
                                       --------        --------
                                         11,106           9,021
Less: LIFO reserve                       (1,208)         (1,208)
                                       --------        --------
                                       $  9,898        $  7,813
                                       ========        ========


NOTE 7.       INVESTMENTS

The Company liquidated the remaining investment in its portfolio in January 2000 and received proceeds of $3,602. This investment had been written down to a fair market value of $3,604 as of December 31, 1999. A negligible loss was recorded in connection with the sale of the investment in January 2000. Realized losses on investments are included in Other income on the Consolidated Statement of Operations. The Company had no investments as of June 30, 2000.


NOTE 8.       COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. During the quarter ended March 31, 2000, the Company liquidated all of its remaining available-for-sale securities.

The following tables set forth the components of comprehensive income, net of related tax:

                                                           THREE MONTHS ENDED JUNE 30
                                                           --------------------------
                                                             2000              1999
                                                           -------           -------
Net income                                                 $ 3,887           $ 3,598
Increase (decrease) in unrealized appreciation of
  investments                                                   --              (816)
Foreign currency translation adjustments                      (175)              253
                                                           -------           -------
Comprehensive income                                       $ 3,712           $ 3,035
                                                           =======           =======

                                                           SIX MONTHS ENDED JUNE 30
                                                           ------------------------
                                                             2000             1999
                                                           -------          -------
Net income                                                 $ 6,795          $ 7,662
Increase (decrease) in unrealized appreciation of
  investments                                                   --             (244)
Foreign currency translation adjustments                         1              409
                                                           -------           -------
Comprehensive income                                       $ 6,796          $ 7,827
                                                           =======          =======


The components of accumulated comprehensive loss, net of related tax as of June 30, 2000 and December 31, 1999 consisted entirely of foreign currency translation adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the success of the Restructuring Plan, the adequacy of the Company's financing arrangements to meet future liquidity needs and the Company's expected effective tax rate for 2000, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the continued demand for its services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

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

As a result of the Plan and the asset review efforts, the Company recorded restructuring and other charges of $3.1 million pre-tax in the fourth quarter of 1999, which consisted of $1.7 million of estimated lease termination costs, $0.9 million of costs related to the write-down of impaired or obsolete machinery and equipment and $0.5 million of estimated severance costs. During the three and six months ended June 30, 2000, approximately $0.2 million and $0.3 million, respectively, was charged against the restructuring reserve. Management currently expects its remaining efforts under the Plan to be completed by September 30, 2000.


THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

NET SALES of $54,741 for the second quarter of 2000 represented 23.1% increase from sales of $44,453 for the same period in 1999. The increase was primarily attributable to revenues from businesses acquired in 1999 as well as internal growth. Sales from acquired business units accounted for 20.7 points of the increase while sales to new and existing customers resulted in the remaining 2.4 points increase in net sales.

COST OF SALES for the second quarter of 2000 increased to 58.7% from 58.3% of net sales for the comparable period in the prior year. The slightly higher cost of sales resulted from lower gross margins in the business units acquired in 1999 as well as the impact of lower high margin sales in the fiscal 2000 period.

OPERATING INCOME in the second quarter of 2000 increased 24.5% to a record $8,166 from $6,560 for the same period in 1999. The increase primarily resulted from higher volumes for most of the Company's operations and improved operating earnings at business units acquired during 1999. Selling, general and administrative expenses decreased to 25.3% of sales for the second quarter of 2000 from 26.0% for the comparable prior year period. The decrease resulted from ongoing cost reductions achieved through the Company's ongoing efforts to integrate businesses acquired during 1999. Amortization costs associated with operations acquired during 1999 and earlier increased 31.4% to $578 in the second quarter of 2000 versus $440 in the comparable prior year period.

OTHER INCOME (EXPENSE) - NET increased to $(1,373) of net expense for the second quarter of 2000 compared with $(436) of net expense for the same period of 1999. Interest expense for the second quarter of 2000 increased to 2.7% versus 2.0% of sales in the comparable prior year period. The increase in interest expense primarily resulted from higher new borrowings used to fund acquisitions. Interest income and dividend income have steadily declined as the Company has liquidated its investment portfolio to provide funds for financing acquisitions. Other income, which consists primarily of gains on sales of investments and capital gain distributions, also declined in the second quarter of 2000 from the same period as 1999 as the remainder of the Company's investment portfolio was liquidated in January, 2000.

INCOME BEFORE INCOME TAXES increased to $6,793 for the second quarter of 2000 from $6,124 for the same period of 1999 for the reasons previously discussed.

INCOME TAX PROVISION increased to 42.8% of pretax income during the first quarter of 2000 versus 41.2% for the comparable prior year period. The increase in the effective tax rate is primarily attributable to an increase in non-deductible goodwill incurred in conjunction with businesses acquired in 1999 as well as an increase in the proportion of the Company's income that is derived from states with higher tax rates. The Company's annual effective tax rate for fiscal 2000 is expected to approximate 42.0% - 43.0% while the Company's effective tax rate for fiscal 1999 was 41.1%.

NET INCOME increased to $3,887 for the second quarter of 2000 from $3,598 for the same period of 1999 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.18 for the second quarter of 2000 compared with $0.17 for the same period in 1999. Weighted average common and common equivalent shares outstanding decreased to 21,436 for the first quarter of 2000 from 21,619 for the same period of 1999, primarily as a result of shares repurchased during the latter part of 1999 under the Company's common stock repurchase program and a decrease in the number of dilutive outstanding stock options for the quarter ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

NET SALES of $107,597 for the first half of 2000 represented a 24.5% increase from sales of $86,430 for the first half of 1999. Revenues from businesses acquired during 1999 accounted for 20.5 points of the increase while sales to new and existing customers resulted in the remaining 4.0 points increase in net sales.

COST OF SALES for the first half of 2000 increased to 58.8% from 57.2% of net sales for the first half of 1999. The higher cost of sales percentage in the 2000 period is a result of higher lower margin sales in the first quarter of 2000 combined with higher cost of sales at the business units acquired during 1999.

OPERATING INCOME in the first half of 2000 increased 5.7% to a record $14,641 from $13,855 for the same period in 1999. The increase primarily resulted from higher volumes for most of the Company's operations in the second of 2000 and improved operating earnings in the 2000 period at business units acquired during 1999. Selling, general and administrative expenses increased to 26.5% of sales for the first half of 2000 from 25.8% for the comparable prior year period. The increase resulted from higher fixed general and administrative expenses during the first quarter of 2000. Amortization costs increased 29.6% to $1,157 in the first half of 2000 versus $893 in the comparable prior year period primarily as a result of increased amortization of goodwill from businesses acquired in 1999 and the latter portion of 1998.

OTHER INCOME (EXPENSE) - NET increased to $(2,708) of net expense for the first half of 2000 compared with $(876) of net expense for the same period of 1999. Interest expense for the first half of 2000 increased to 2.7% versus 2.1% of sales in the comparable prior year period. The increase in interest expense primarily resulted from higher new borrowings used to fund acquisitions. Interest income and dividend income have steadily declined as the Company has liquidated its investment portfolio to provide funds for financing acquisitions. Other income, which consists primarily of gains on sales of investments and capital gain distributions, also declined in the first half of 2000 from the same period as 1999 as the remainder of the Company's investment portfolio was liquidated in January, 2000.

INCOME BEFORE INCOME TAXES decreased to $11,933 for the first half of 2000 from $12,979 for the same period of 1999 for the reasons previously discussed.

INCOME TAX PROVISION increased to 43.1% of pretax income during the first quarter of 2000 versus 41.0% for the comparable prior year period. The increase in the effective tax rate is primarily attributable to an increase in non-deductible goodwill incurred in conjunction with businesses acquired in 1999 as well as an increase in the proportion of the Company's income that is derived from states with higher tax rates. The Company's annual effective tax rate for fiscal 2000 is expected to approximate 42.0% - 43.0% while the Company's effective tax rate for fiscal 1999 was 41.1%.

NET INCOME decreased to $6,795 for the first half of 2000 from $7,662 for the same period of 1999 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.32 for the first half of 2000 compared with $0.35 for the same period in 1999. Weighted average common and common equivalent shares outstanding decreased to 21,448 for the first quarter of 2000 from 21,766 for the same period of 1999, primarily as a result of shares repurchased during the latter part of 1999 under the Company's common stock repurchase program which was partially offset by an increase in the number of dilutive outstanding stock options for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $65,000 million unsecured credit facility, which expires in May 2004, of which approximately $ 41,000 was available for borrowings at June 30, 2000. This facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth, working capital, and certain other financial ratios. In addition, the Company maintains a $15,000 unsecured line of credit and the Company's Canadian subsidiary maintains a Cdn $7,500 unsecured line of credit, both of which provide financing and working capital flexibility. Both of these lines of credit are due on demand. As of June 30, 2000, approximately $6,000 was available under the domestic line of credit and approximately $5,069 was available under the Canadian line of credit.

Cash from operating activities decreased by approximately $2,320 for the period ended June 30, 2000 versus the comparable period of the prior year primarily due to higher required levels of working capital as a result of the acquisitions and other factors discussed above.

During January 2000, the Company liquidated the remainder of its investments held for sale and received proceeds of $3,602. This investment had been written down to a fair market value of $3,604 as of December 31, 1999. A negligible loss was recorded in connection with the sale of the investment in January 2000. The Company had no other investments as of June 30, 2000.

At June 30, 2000, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40,000, the remaining $35,000 of which is due in installments from 2000 through 2005 (averaging seven years) at an average interest rate of 6.92%; and (iii) $24,000 of borrowings under the Company's unsecured credit facility; and (ii) approximately US $9,000 of combined borrowings under the Company's domestic and Canadian subsidiary's lines of credit.

Capital expenditures of $5,578 were made during the first half of 2000 for machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first half of 2000 totaled $7,582.

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

(A)  Reports on Form 8-K

     No Forms 8-K were filed during the second quarter of 2000


(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of August 2000.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
-------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
----------------------
Senior Vice President and Chief Financial Officer




/s/ Jo Ann Doherty
------------------
Vice President - Finance and Chief Accounting Officer