Form 10-Q
period 2000-09-30
SCHAWK INC
filed 2000-11-14
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 2000 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

 Title of Each Class                      Name of Exchange on Which Registered
---------------------                     ------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000, are:
                21,339,468 shares, Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.

================================================================================

PART I                            Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                       SEPTEMBER 30,
                                                                           2000       DECEMBER 31,
                                                                        (UNAUDITED)      1999
                                                                       -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   2,118    $   2,893
   Short term investments                                                       --        3,604
   Trade accounts receivable, less allowance for doubtful accounts
     of  $842 at September 30, 2000 and $730 at December 31, 1999           43,989       41,441
   Inventories                                                               9,557        7,813
   Prepaid expenses and other                                                4,969        3,629
   Refundable income taxes                                                      64          252
   Deferred income taxes                                                     1,207        1,197
                                                                         ---------    ---------
Total current assets                                                        61,904       60,829

Property and equipment, net                                                 45,420       48,777
Excess of cost over net assets acquired, less accumulated amortization
   of $8,761 at September 30, 2000 and $7,180 at December 31, 1999          63,942       64,529
Other assets                                                                 4,158        3,126
                                                                         ---------    ---------
Total assets                                                             $ 175,424    $ 177,261
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $   6,030    $   6,928
   Accrued expenses                                                         14,295       17,116
   Income taxes payable                                                      1,659          356
   Notes payable to banks                                                   15,005        8,400
   Current portion of long-term debt and capital lease obligations           6,656        5,665
                                                                         ---------    ---------
Total current liabilities                                                   43,645       38,465

Long-term debt                                                              48,000       63,370
Capital lease obligations                                                    3,688        4,124
Other                                                                        1,067        1,013
Deferred income taxes                                                        2,403        2,403
Minority interest in consolidated subsidiary                                 1,160        1,228

STOCKHOLDERS' EQUITY
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     23,040,019 and 22,907,563 shares issued at September 30, 2000 and December 31, 1999, respectively; 21,339,468 and 21,205,101 shares outstanding at September 30, 2000 and December 31, 1999,
     respectively                                                              184          182
   Additional paid-in capital                                               83,387       82,951
   Retained earnings                                                        11,703        3,410
   Accumulated comprehensive loss, net                                        (209)        (263)
                                                                         ---------    ---------
                                                                            95,065       86,280
   Treasury stock, at cost, 1,700,551 and 1,702,462 shares of Common
       stock at September 30, 2000 and December 31, 1999, respectively     (19,604)     (19,622)
                                                                         ---------    ---------
Total stockholders' equity                                                  75,461       66,658
                                                                         ---------    ---------
Total liabilities and stockholders' equity                               $ 175,424    $ 177,261
                                                                         =========    =========

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  2000        1999
                                                  ----        ----
Net sales                                       $ 50,631    $ 47,188
Cost of sales                                     29,975      27,127
Selling, general, and administrative expenses     13,110      12,567
Amortization of intangibles                          579         503
Restructuring and other charges                      880          --
                                                --------    --------
Operating income                                   6,087       6,991

Other income (expense)
   Interest and dividend income                        5         120
   Interest expense                               (1,421)     (1,160)
   Other income (expense)                          1,209          (7)
                                                --------    --------
                                                    (207)     (1,047)
                                                --------    --------

Income before income taxes                         5,880       5,944

Income tax provision                               2,305       2,426
                                                --------    --------

Net income                                      $  3,575    $  3,518
                                                ========    ========

Earnings per share:
   Basic                                        $   0.17    $   0.17
   Diluted                                      $   0.17    $   0.17

Weighted average number of common and common
   equivalent shares outstanding                  21,441      21,290
Dividends per common share                      $ 0.0325    $  0.065

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  2000         1999
                                                ---------    ---------
Net sales                                       $ 158,228    $ 133,618
Cost of sales                                      93,297       76,547
Selling, general, and administrative expenses      41,587       34,829
Amortization of intangibles                         1,736        1,396
Restructuring and other charges                       880           --
                                                ---------    ---------
Operating income                                   20,728       20,846

Other income (expense)
   Interest and dividend income                        34          494
   Interest expense                                (4,307)      (2,940)
   Other income                                     1,358          523
                                                ---------    ---------
                                                   (2,915)      (1,923)
                                                ---------    ---------

Income before income taxes                         17,813       18,923

Income tax provision                                7,443        7,743
                                                ---------    ---------

Net income                                      $  10,370    $  11,180
                                                =========    =========

Earnings per share:
   Basic                                        $    0.49    $    0.52
   Diluted                                      $    0.49    $    0.52

Weighted average number of common and common
   equivalent shares outstanding                   21,358       21,598
Dividends per common share                      $   0.065    $   0.013

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999
                                 (In Thousands)

                                                                            2000        1999
                                                                          --------    --------
OPERATING ACTIVITIES
Net income                                                                $ 10,370    $ 11,180
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                          10,894       8,681
     Deferred income taxes and other                                            (4)         --
     Gain (loss) realized on sale of marketable securities                       2        (420)
     Minority interest                                                         (68)         --
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                          (3,277)     (2,354)
         Inventories                                                        (1,965)     (1,420)
         Prepaid expenses and other                                           (473)        874
         Trade accounts payable and accrued expenses                        (3,174)     (1,884)
         Income taxes refundable/payable                                     1,491        (383)
                                                                          --------    --------
Net cash provided by operating activities                                   13,796      14,274

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                 3,602      20,424
Purchase of short term investments                                              --      (7,563)
Proceeds from sale of division                                               1,332          --
Proceeds on sale of equipment                                                1,200          --
Capital expenditures                                                        (8,956)    (13,436)
Acquisitions, net of cash acquired                                          (1,127)    (38,899)
Other                                                                         (899)        892
                                                                          --------    --------
Net cash used in investing activities                                       (4,848)    (38,582)

FINANCING ACTIVITIES
Proceeds from borrowings                                                     6,605      34,798
Issuance of common stock                                                       456       1,046
Redemption of preferred stock                                                   --          --
Principal payments on debt                                                 (14,370)         --
Principal payments on capital lease obligations                               (445)       (235)
Common stock dividends                                                      (2,067)     (4,193)
Purchase of common stock                                                        --      (8,201)
Other                                                                           98          --
                                                                          --------    --------
Net cash provided by (used in) financing activities                         (9,723)     23,215
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents                          (775)     (1,093)
Cash and cash equivalents beginning of period                                2,893       2,226
                                                                          --------    --------
Cash and cash equivalents end of period                                   $  2,118    $  1,133
                                                                          ========    ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                    $  3,640    $  2,377
Cash paid for income taxes                                                $  7,030    $  7,370

                                  Schawk, Inc.

               Notes to Consolidated Interim Financial Statements
                  (Thousands of dollars, except per share data)

NOTE 1.       BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 4.       RESTRUCTURING PLAN

UNITED STATES RESTRUCTURING

The Company has acquired thirteen businesses within the last twenty-four months, eight of which business units were acquired during 1999. As a result of these acquisitions, in the fourth quarter of fiscal 1999, the Company adopted and began executing a restructuring plan, the "US Restructuring Plan", to integrate, consolidate and/or move certain operations, replace obsolete assets used in its operations with newly acquired technologies with more efficient throughput and eliminate redundant activities within the Company's workforce through early retirements, lay-offs and normal terminations. The US Restructuring Plan included the consolidation of certain duplicate operations at various Company facilities in Connecticut, Illinois, Ohio, New Jersey and New York as well as workforce reductions at the Company's operations in Wisconsin, primarily due to lower sales volumes. A total of approximately 60 employees (approximately 4% of the Company's workforce) were impacted by the workforce reduction efforts through early retirements, lay-offs and normal terminations. The shutdowns and consolidations were started in December 1999, and were scheduled to be completed by September 30, 2000. As a result of the US Restructuring Plan, the Company recorded restructuring and other charges of $2.2 million pre-tax in the fourth quarter of 1999, which consisted of $1.7 million of estimated lease termination costs and $0.5 million of estimated severance costs.

In the third quarter of 2000 the Company reversed $0.4 million of the US Restructuring charge recorded in the fourth quarter of 1999. This reversal reflects the fact that the Company continued to operate at certain facilities beyond the anticipated move-out date and as a result, the amount of rental costs to be incurred after the move-out date were less than accrued for at December 31, 1999. The reversal is included on the Restructuring and other charges line on the Statement of Operations.

Of the three consolidations that were accrued for last December in the US restructuring, the East Coast consolidation was completed in July and the Ohio and Illinois consolidations are now expected to be completed by November 30th, 2000.

CANADIAN RESTRUCTURING

Of the thirteen businesses acquired in the last twenty-four months, four businesses were in Toronto, Ontario Canada: Design Partners, Herzig Somerville Ltd., Cactus Imaging Centres and Plewes Bertouche.

In 1999, the operations of Design Partners and Plewes Bertouche were combined into Design Partners to take advantage of the synergies and efficiencies of two design firms that specialized in consumer products packaging designs. The costs associated with this integration were immaterial to the financial statements of the Company.

In the third quarter of 2000, the Company consolidated its Herzig Somerville operation in Toronto into its sister division, Batten Graphics in Toronto. The total cost of the "Canadian Restructuring", consisting primarily of severance of $1.0 million of costs related to the termination of 49 employees and lease termination costs of $0.3 million. This charge is included on the "Restructuring and other charges" line on the Statement of Operations. In addition, the Company sold three printing presses that were part of the Herzig Somerville operation, which resulted in a gain of $0.9 million. The gain is reflected on the other income line of the Statement of Operations. Finally, in connection with the sale of the Company's Montreal operation, the Company recognized a gain of $0.4 million. The gain is reflected on the other income line on the Statement of Operations. The net effect of the three items noted above is zero on income before income taxes for the three and nine months ended September 30, 2000.

The total on the restructuring and other charges line on the Statement of Operations for the three and nine-month period is $0.9 million consisting of the Canadian restructuring charge of $1.3 million as discussed above, and a reversal of $0.4 million of the US Restructuring charge recorded in the fourth quarter of 1999 as discussed under US Restructuring above.

NOTE 5.       IMPAIRMENT OF MACHINERY AND EQUIPMENT

In connection with the adoption of the US Restructuring Plan, the Company performed a comprehensive review of all of its remaining fixed assets to identify any obsolete and impaired assets in both the operations being consolidated and the Company's other operations. As a result of this review, assets with a net book value $0.9 million pre-tax, consisting of equipment and software, were deemed to be impaired or obsolete. Accordingly, a charge for that amount was recorded as part of the restructuring and other charges during the fourth quarter of 1999. The largest part of the charge related to a short-run digital press that was written down to its estimated net realizable value of $0.1 million, resulting in a $0.4 million write-down. The press was sold in July, 2000 for $0.2 million resulting in a $0.1 million pretax gain.

NOTE 6.       INVENTORIES

Inventories consist of the following:

                                        SEPTEMBER 30 DECEMBER 31
                                           2000        1999
                                        ------------ -----------
Raw materials                            $  2,136     $  2,521
Work in process                             8,629        6,500
                                         --------     --------
                                           10,765        9,021
Less: LIFO reserve                         (1,208)      (1,208)
                                         --------     --------
                                         $  9,557     $  7,813
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

The following tables set forth the computation of basic and diluted earnings per share:

                                               THREE MONTHS ENDED SEPTEMBER 30
                                               -------------------------------
                                                      2000      1999
                                                     -------   -------
Income available for common shareholders             $ 3,575   $ 3,518
                                                     =======   =======

Weighted average shares                               21,323    21,237
Effect of dilutive stock options                         118        53
                                                     -------   -------
Adjusted weighted average shares and
   assumed conversions                                21,441    21,290
                                                     =======   =======

Basic earnings per share                             $  0.17   $  0.17
                                                     =======   =======

Diluted earnings per share                           $  0.17   $  0.17
                                                     =======   =======

                                                NINE MONTHS ENDED SEPTEMBER 30
                                                ------------------------------
                                                      2000      1999
                                                     -------   -------
Income available for common shareholders             $10,370   $11,180
                                                     =======   =======

Weighted average shares                               21,301    21,493
Effect of dilutive stock options                          57       105
                                                     -------   -------
Adjusted weighted average shares and
   assumed conversions                                21,358    21,598
                                                     =======   =======

Basic earnings per share                             $  0.49   $  0.52
                                                     =======   =======

Diluted earnings per share                           $  0.49   $  0.52
                                                     =======   =======

NOTE 9. SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30
                             ---------------------------------------------
2000                         United States      Canada           Total
----                         -------------   -------------   -------------
Sales                        $      42,135   $       8,496   $      50,631
Identifiable assets                160,639          14,785         175,424

                                    THREE MONTHS ENDED SEPTEMBER 30
                             ---------------------------------------------
1999                         United States     Canada            Total
----                         -------------   -------------   -------------
Sales                        $      36,851   $      10,337   $      47,188
Identifiable assets                144,568          30,204         174,772

                                    NINE MONTHS ENDED SEPTEMBER 30
                             ---------------------------------------------
2000                         United States      Canada          Total
----                         -------------   -------------   -------------
Sales                        $     127,311   $      30,917   $     158,228
Identifiable assets                160,639          14,785         175,424

                                    NINE MONTHS ENDED SEPTEMBER 30
                             ---------------------------------------------
1999                         United States      Canada          Total
----                         -------------   -------------   -------------
Sales                        $     105,127   $      28,491   $     133,618
Identifiable assets                144,568          30,204         174,772


NOTE 10. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. During the nine months ended September 30, 2000, the Company liquidated all of its remaining available-for-sale securities.

The following tables set forth the components of comprehensive income, net of related tax:

                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                          -------------------------------
                                                               2000             1999
                                                           -------------   -------------
Net income                                                 $       3,575   $       3,518
Increase  (decrease) in unrealized  appreciation of
investments                                                           --              24
Foreign currency translation adjustments                              53              88
                                                           -------------   -------------
Comprehensive income                                       $       3,623   $       3,630
                                                           =============   =============

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                           ---------------------------------
                                                                 2000             1999
                                                           ---------------   ---------------
Net income                                                 $        10,370   $        11,180
Increase  (decrease) in unrealized  appreciation of
investments                                                             --              (220)
Foreign currency translation adjustments                                54               497
                                                           ---------------   ---------------
Comprehensive income                                       $        10,424   $        11,457
                                                           ===============   ===============

The components of accumulated comprehensive loss, net of related tax on the Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999 consisted entirely of foreign currency translation adjustments.

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

Included in the Company's Consolidated Statements of Operations are the operations of its wholly-owned subsidiary, InterchangeDigital, Inc., a start-up digital asset management software and services company. During the three and nine months ended September 30, 2000, InterchangeDigital, Inc. had pre-tax losses of $448 and $875, respectively. Excluding InterchangeDigital, Inc. would have resulted in earnings per share of $0.18 and $0.51 for the three and nine months ended September 30, 2000, respectively. Management anticipates losses at this subsidiary for the foreseeable future. Such losses are anticipated to increase in the fourth quarter of 2000 and throughout 2001 as InterchangeDigital incurs the necessary expenses in employee hiring and recruiting costs and other operating costs to increase sales of its software and consulting services. Such losses are anticipated to reduce the Company's earnings per share for the remainder of 2000 and 2001. The Company is currently exploring strategic alliances and other partnerships, including potential investors, to help fund InterchangeDigtital's growth.

NET SALES of $50,631 for the third quarter of 2000 represents a 7.3% increase from sales of $47,188 for the same period in 1999. The increase was attributable to 12.8 points of an increase in revenues from businesses acquired in 1999 and a decrease of 2.2 points in the Company's historical operations as well as a decrease of 3.3 points from the sale of the Company's Montreal Quebec operations.

The softness in sales at the Company's historical operations in the third quarter was primarily due to the Company's top ten accounts being down 3.3% versus the prior year third quarter. The Company believes that there was uncertainty as to promotional and/or packaging design change decisions at these clients because of the number of mergers occurring in the consumer products industry. Fully nine of the top twenty accounts were either recently acquired, have announced that they are being acquired or are rumored to be for sale. As a result, the Company believes that these clients are hesitant to release projects with old logos and other design items that may not be consistent with the new direction of the combined or combining companies. For all accounts other than the top ten clients, sales increased 1.1% versus the prior year third quarter.

COST OF SALES for the third quarter of 2000 increased to 59.2% from 57.5% of net sales for the same period in 1999. The higher cost of sales percentage was primarily a result of higher overhead costs due to the increased number of facilities from the 1999 acquisitions and the lower productivity levels at many of the Company's operations. The lower productivity levels are a result of lower volumes from our top ten accounts as previously described. The Company believes that it is addressing this issue by reducing the number of facilities it is operating in. (See Restructuring And Other Charges below) and believes that there will continue to be changes made to improve efficiency and profitability.

RESTRUCTURING AND OTHER CHARGES relate to the Company's previously announced restructuring of its operations in Toronto, Ontario Canada. The Company moved its Herzig Somerville operation into its sister division, Batten Graphics in Toronto. The combination of the two businesses in one location is anticipated to reduce costs and improve profitability of the Company's Toronto operations. The total cost of the restructuring consisted primarily of severance and lease termination costs totaling $1,280. Offsetting the $1,280 is $400 of reversal of restructuring charges from the December 31, 1999 US restructuring. The net of these two items is $880 as listed on the Consolidated Statement of Operations. The reversal of $400 of the December 31, 1999 US restructuring resulted from delays in moving out of operating facilities. Since the Company continued to operate through October 2000 in two of the facilities it had planned on abandoning at the end of May 2000, the duplicate rent charge the Company had predicted did not occur. As a result, the amount of the duplicate rental costs accrued for in the restructuring reserve was not required and was reversed in the third quarter of 2000.

OPERATING INCOME before "Restructuring and other charges" in the third quarter of 2000 of $6,967 was essentially the same as 1999. Operating margin decreased to 13.8% of sales for the third quarter of 2000 versus 14.8% for the same period in 1999. This decrease was primarily the result of lower volumes of work from the Company's top ten accounts as previously described.

Selling, general and administrative expenses as a percentage of sales decreased to 25.9% of sales for the third quarter of 2000 from 26.7% of sales for the same period in 1999. The decrease was primarily as a result a reduction of accrued bonuses to reflect the lower results for the Company versus plan for the quarter.

OTHER INCOME (EXPENSE) - NET resulted in lower net expense at $(207) for the third quarter of 2000 compared with $(1,047) for the same period of 1999. The lower net expense was due to higher other income of $1,209 in the third quarter of 2000. Other income in the third quarter of 2000 includes a $900 gain on the sale of printing presses in connection with the relocation of the Herzig Somerville operation and the reversal of a reserve from our Montreal operations, which were sold, of $300. Interest expense increased by $261 during the third quarter of 2000 compared with the prior year quarter primarily as a result of higher borrowings related to financing acquisitions in the second half of 1999.

INCOME BEFORE INCOME TAXES was essentially the same in both periods with $5,880 for the third quarter of 2000 versus $5,944 for the third quarter of 1999.

INCOME TAX PROVISION decreased to 39.2% of pretax income during the third quarter of 2000 from 40.9% for the same period of 1999. The decrease resulted from a decrease in the Company's annual effective tax which reflected the beneficial impact of certain tax planning strategies.

NET INCOME increased slightly to $3,575 for the third quarter of 2000 from $3,518 for the same period of 1999, for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.17 for the third quarter of 2000 compared with $0.17 for the same period in 1999. Weighted average common and common equivalent shares outstanding increased to 21,441 for the third quarter of 2000 from 21,290 for the same period of 1999, primarily as a result of increased share issuances under the Company's employee stock purchase plan.

NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES of $158,228 for the first nine months of 2000 represents an 18.5% increase from sales of $133,618 for the same period of 1999. Revenues from businesses acquired during the last twelve months represented 17.8 points of the increase and internal growth was 0.7 points. The softness in demand in the third quarter and the sale of the Montreal operations were the primary reasons for the weak internal growth.

COST OF SALES for the first nine months of 2000 increased to 59.0% from 57.3% of net sales for the first nine months of 1999. The higher cost of sales percentage for the first nine months of 2000 compared with the previous year is a result of having an increased number of facilities with lower productivity levels due to the softness in sales throughout the nine month year to date period versus the prior year nine month period.

OPERATING INCOME before "Restructuring and other charges" for the first nine months of 2000 increased to $21,608 from $20,846 for the same period in 1999. The increase was primarily attributable to increased operating earnings in the first six months of 2000 as the third quarter was essentially flat with the prior year third quarter.

Selling, general and administrative expenses as a percent of sales were approximately the same as the prior year-to-date period at 26.3% for 2000 versus 26.1% for the first nine months of 1999.

OTHER INCOME (EXPENSE) - NET decreased for the first nine months of 2000 to $(2,915) from $(1,923) for the first nine months of 1999. The largest increase in other expense was interest expense which increased by $1,367 over the previous nine month periods as the Company's debt level increased due to acquisitions. Offsetting the increase in interest expense was an increase in other income, substantially all of which occurred in the third quarter of 2000, as a result of a gain of $900 on the sale of printing presses as previously discussed in the third quarter discussion.

INCOME BEFORE INCOME TAXES decreased $1,110 to $17,813 in the nine month period ended September 30, 2000 as compared to $18,923 for the prior year period. The increased interest expense was the primary reason for the lower income before income taxes.

INCOME TAX PROVISION was 41.8% for the first nine months of 2000 versus 40.9% for the same period in 1999, as the Company derived a larger percentage of its income from higher taxed states and there was an increase in non-deductible goodwill versus the prior year period. The Company's effective tax rate is expected to approximate 41.8% for the full year ended December 31, 2000.

NET INCOME decreased $810 to $10,370 for the first nine months of 2000 from $11,180 for the first nine months of 1999 for the reasons previously described.

BASIC AND DILUTED EARNINGS PER SHARE was $0.49 for the first nine months of 2000 compared with $0.52 basic and diluted for the first nine months of 1999. Weighted average common and common equivalent shares outstanding decreased to 21,358 for the first nine months of 2000 from 21,598 for the first nine months of 1999 as a result of fewer stock options included in the calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains an unsecured $65,000 revolving credit facility expiring in May 2004 ($40,000 available at September 30, 2000). The facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth and working capital. The Company maintains an additional $15,000 unsecured demand line of credit ($660 of which was available at September 30, 2000) and its consolidated Canadian subsidiary maintains a Cdn $7,500 unsecured demand line of credit (of which cdn $6,500 was available at September 30, 2000.) Both of these facilities are due on demand.

At September 30, 2000, outstanding long-term debt of the Company consisted of:
(i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $30,000 due in $6,000 annual installments from 2001 through 2005 at an interest rate of 6.98%; and (ii) approximately $39,005 of borrowings under the Company's credit lines.

During January 2000, the Company liquidated the remainder of its investment portfolio and received proceeds of $3,602.

Capital expenditures of $8,956 were made during the first nine months of 2000 for building improvements, machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first nine months of 2000 totaled $10,894.

During the nine months ended September 30, 2000, the Company sold its Montreal operations, resulting in sale proceeds of $2,205, of which $1,332 was received in cash, $665 was received in the form of a note receivable due August 2001 and the majority of the remaining proceeds was received in the form of stock of the acquiring company. In addition, during the nine months ended September 30, 2000, in connection with the restructuring of the Company's Canadian operations, the Company sold three printing presses, which resulted in cash proceeds of $1,200.

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

SEASONALITY

The historical seasonal impact of the Company's operations is changing due to its expansion into the advertising and promotion markets and the impact of recent acquisitions. Due to these changes in the mix of revenues, future seasonal patterns, if any, cannot be accurately predicted at this time.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     No Forms 8-K were filed during the third quarter of 2000


(B)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of November 2000.


SCHAWK, INC.
-------------------------
(Registrant)



/s/ David A. Schawk
-------------------------
President, Chief Executive Officer and Director



/s/ James J. Patterson
-------------------------
Senior Vice President and Chief Financial Officer



/s/ Jo Ann Doherty
-------------------------
Vice President - Finance and Chief Accounting Officer