Form 10-K
period 2000-12-31
SCHAWK INC
filed 2001-03-19
CIK 719164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                          ---------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 7, 2001, of the voting stock held by non-affiliates of the Registrant was approximately $48,375,501

The number of shares outstanding of each of the issuer's classes of common stock as of March 7, 2001, are: 21,363,399 shares, Class A Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
---------------------------------------------    ----------------------------------------------------------
1. Proxy Statement for the 2001 Annual           Part III, Items 10, 11, 12 and 13.
   Meeting of Stockholders to be held May 16,
   2001 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                               DECEMBER 31, 2000

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    10
Item 3.    Legal Proceedings...........................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.........    12
                                   PART II
Item 5.    Market for the Registrants' Common Stock and Related
           Stockholder Matters.........................................    12
Item 6.    Selected Financial Data.....................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    14
Item 7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    19
Item 8.    Financial Statements and Supplementary Data.................    20
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................    40
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    40
Item 11.   Executive Compensation......................................    40
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    40
Item 13.   Certain Transactions........................................    40
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    40

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Schawk, Inc. and its subsidiaries ("Schawk" or the "Company") operate in one operating business segment, Digital Imaging Graphics Arts for consumer products packaging, advertising and promotional applications. The Company is incorporated under the laws of the State of Delaware.

                                    BUSINESS

GENERAL

     The Company is the largest independent provider of digital imaging prepress services to the consumer products packaging market in the world. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital platemaking and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as 3-D imaging for package design, large format printing, digital photography and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted for over 70% net sales during 2000, 1999 and 1998. The balance of the Company's business consists of the production of similar advertising and promotional applications.

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

     Prepress services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production design, digital photography, retouching, color separation and other platemaking services, for use in lithography, flexography and gravure. "Color separation" refers to preparing color images, text and layout for the printing process. Prepress services such as color separation work have traditionally been performed by skilled craftspeople almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, prepress firms such as Schawk have become totally computerized, relying instead on digital imaging, in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of media, including tape, floppy disk, CD-ROM and via the Internet. More recently there is a trend toward an all digital work flow, from creative design through printing. The most recent innovation is the production of plates directly from a digital file, hence the term "direct to plate" (DTP) or "computer to plate" (CTP). This innovation eliminates the step of preparing photographic film and exposing the film on a plate. This CTP technology is more precise and reduces the time to produce a printing plate. The Company has acquired several CTP units and has the capacity to service its clients with CTP services throughout North America.

     The prepress industry in North America has over 1,300 market participants, principally independent color separators, such as Schawk, converters, printers and consumer products companies that perform these services in-house. The majority of prepress providers specialize in high volume, commodity-oriented publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company's target markets, however, are high-end packaging for the consumer products industry, advertising and promotional applications. The North American market for prepress services for packaging to the consumer products industry is estimated by the Company to range from $1.5 billion to $1.7 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products prepress industry is highly fragmented with hundreds of market participants, only a small number of which have annual revenues exceeding $30.0 million. The Company believes that the number of participants in the North American prepress market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

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

     There is also a more significant barrier to entry that has always existed -- hundreds of "technician-years" of expertise in working with all of the major printers and convertors to make sure a package is printed according to the client's specifications. For this reason, new upstarts have difficulty competing with Schawk.

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

THE COMPANY'S GROWTH STRATEGY

     The Company's primary goal is to enhance its leadership positions in the prepress imaging market serving the consumer products, advertising and promotion markets. Key aspects of the Company's business strategy to achieve this goal include the following:

     - Growth through Acquisitions and Start-up Operations. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million in revenues. In its 47-year business history, the Company has integrated more than 43 prepress and imaging businesses into its operations while streamlining overhead and improving margins in the aggregate. The Company acquired 13 businesses from March 1998 to November 1999 with combined annualized revenues in excess of $77 million. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. The managers of acquired businesses receive performance incentives to continue to profitably grow the business. There were no acquisitions by the Company in 2000.

       The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions, a reputation for quality work and established client lists. Schawk believes that an emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its service offerings and provide single source prepress and imaging and image database services to its clients.

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

       The Company has also had some success in establishing start-up operations in response to client and market requirements. Schawk intends to continue this strategy as opportunities warrant. See "Acquisitions and Start-up Operations."

     - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their prepress staffs and total number of suppliers. The Company's on-site strategy developed as clients outsource imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort as clients increasingly require on-site service. As of December 31, 2000, the Company had 41 on-site locations staffed by over 130 Schawk employees, approximately 9% of its total workforce. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of digital imaging services. As clients continue to cut their staffing levels, they are expanding the number of services required of their prepress suppliers. As a result, fewer of the

       Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue.

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

MANAGEMENT PHILOSOPHY

     The Company believes that by adhering to its management philosophy, the Company has gained in market share and improved margin performance in its core business. The strength of the Company's management philosophy is evidenced by the fact that the Company increased sales and operating income in its digital imaging business in 18 of the last 22 years. The Company's management philosophy incorporates the following key concepts:

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

SERVICES

     The Company offers comprehensive, high quality digital imaging prepress services. The Company's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, platemaking and press proofs for lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as creative design, 3-D imaging art production large format printing and various related outsourcing services.

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

     As technology has created opportunities for quicker production turnarounds and deliveries, most of the Company's Fortune 1000 consumer products clients have capitalized on the opportunity to modify their packaging more frequently in order to customize their promotional activities on a regional, seasonal or event related basis. This activity has greatly increased the importance of maintaining the integrity of the digital and analog image design and text data for each package variation.

     With its expansion into electronic art production design, the Company is utilizing its technical expertise to serve clients' requirements in a variety of outsourcing services including workflow management, image database archiving, telecommunication and trafficking. The Company, through it wholly owned subsidiary InterchangeDigital, has the capacity to archive and manage past, current and future package design data and, accordingly, serves as a quick access library of accurate file data for its clients. InterchangeDigital is continuously updating and improving its workflow management and imaging database management system, called PaRTs(TM) (Packaging and Resource Tracking system). The Company believes that PaRTs(TM) enhances a client's ability to manage its graphics department workflows and its imaging assets more efficiently and with reduced time commitments. When compared to other database management systems available in the market place, the Company believes that PaRTs(TM) is a more robust tool that significantly improves workflow management while its competitors offerings are essentially digital asset libraries only. Through its workflow management offering, the Company and InterchangeDigital also believe that PaRTS(TM) contributes to the Company's ability to increase its clients' profits by reducing cycle time for the launch of a promotion or new design.

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

     Over the course of its 47-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada. As a result, the Company has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

     - Imaging Asset Management. The Company maintains and manages a database for its clients' images and package designs. Once an image is in the Company's database, the client can make frequent regional, seasonal or event related adjustments to the file image prior to printing. The Company's ability to quickly manipulate digital images enables its clients to deliver their products to the market faster. The Company's capabilities also allow it to send an image for output and printing virtually anywhere in the world. As more and more multi-national consumer products companies strengthen their international packaging quality control to enhance their global brand image, they are requiring a more consistent worldwide image. In response to this trend, the Company is playing an increasing role in ensuring that its clients' images are satisfactory and consistent both domestically and internationally. The acquisition of 65% of the Laserscan Group in September, 1999 with operations in China, Malaysia and Thailand is indicative of Schawk's commitment to its clients on a world-wide basis.

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

     There were no acquisitions in 2000. During 1999 the Company completed eight acquisitions: Cactus Imaging Centres in Toronto, Canada; Color One in Cincinnati, OH; Deluxe Engraving in Cincinnati, OH; Designer's Atelier in New York, NY; Inter-Process Service in Stamford, CT; The Mackinder Group in New York, NY; Plewes-Bertouche in Toronto, Canada and Laserscan, with operations in China, Malaysia, and Thailand. During 1998 the Company completed five acquisitions: S&M Rotogravure in New Berlin, Wisconsin; Chromart, Inc. in New York, NY; Horan Imaging Solutions in New York, NY; Design Partners in Toronto, Canada; and Herzig Somerville, Ltd. In Toronto, Canada.

     In 2000, the Company established start-up operations in Stamford, Connecticut and Singapore. In 1999, the Company established a start-up operation in Kobe, Japan, Ardsley, New York and Charlotte, North Carolina. In 1998, the Company established start-up operations in Queretaro, Mexico. Due to unfavorable market conditions in 1999 and 2000 the start-ups in Ardsley, New York and Charlotte, North Carolina were shut down in 1999 and 2000, respectively.

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

RESEARCH AND DEVELOPMENT

     The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality prepress services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. PaRTS(TM) and CLICk(TM) are examples of the Company's commitment to systems development. Total research and development spending is not material.

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

     In addition to its numerous operations in the United States and Canada, the Company has operations in Queretaro, Mexico, Kobe, Japan, Singapore, Malaysia and China and a network of global affiliations in Australia, Europe and Asia.

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

     Many of the Company's clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts such manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company's business (also see "Seasonality and Cyclicality"). In addition, consumer product manufacturers have a tendency to single-source their prepress work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 2000 no single client accounted for more than 4% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 23% of net sales.

COMPETITION

     The Company's competition comes primarily from other independent color separators and converters and printers that have prepress service capabilities. Independent color separators are companies whose business is performing prepress services for one or more of the principal printing processes. The Company believes that only two firms, Applied Graphics Technologies, Inc., through its Wace Group subsidiary, and Southern Graphics, a subsidiary of Alcoa, compete with Schawk on a national basis. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.

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

INTELLECTUAL PROPERTY

     The Company owns no significant patents. The trademarks "Schawk," "Clockface and Creole," "CLICk" "PaRTS" and "Satellite" and the trade names "Amber Design," "Color Data East," "Schawkgraphics," "Schawk Client Services Group," "Schawk Prep," "Interchange," "Interchange Digital," "Interchange Digital Management Services," "Lincoln Graphics," "Litho Colorplate," "LSI/Atlanta," "LSI/Kala," "Process Color Plate," "Total Reproductions," "Weston Engraving," "The Palm Group," "Stebbins Photography," "Blue Barrel," "StanMont," "PrinterNet," "CyberImages," "Batten Graphics," "Fishbowl," "Deluxe Engraving," "Interprocess," "Mackinder Group," "Schawk Asia," "Schawk Japan," "Laserscan," "Laserscan Toyo Flexographic," "Rave Design," and "Xzact" are the most significant trademarks and trade names used by the Company or its subsidiaries.

EMPLOYEES

     As of December 31, 2000, the Company had approximately 1,400 full-time employees. Of this number, approximately 30% are production employees represented by local units of the Graphic Arts International Union and by local units of the Toronto Typographical Union. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiations. Approximately 70 employees are subject to renegotiations during 2001. The Company considers its relationships with its employees and unions to be good.

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

SEASONALITY AND CYCLICALITY

     The Company's digital imaging prepress business for the consumer product packaging prepress market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. On the other hand, there is a two to three year cycle for major design changes that the Company has experienced in the last six years resulting in greater volumes in certain years followed by more modest volumes as only small changes are made before the next major redesign cycle. With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid December and don't start up again until mid January. Advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines.

ITEM 2. PROPERTIES

FACILITIES

     The Company owns or leases the following office and operating facilities:

                                                                              LEASE
                                SQUARE       OWNED/                         EXPIRATION
LOCATION                         FEET        LEASED       PURPOSE              DATE              DIVISION
--------                     -------------   ------  ------------------   --------------   --------------------
                             (APPROXIMATE)
Ardsley, New York..........     23,200       Leased  General Offices,     December 2003    Color Data East
                                                     Operating Facility
Charlotte, North                 4,800       Leased  General Offices,     September 2004   Schawk Charlotte
  Carolina.................
                                                     Operating Facility
Cherry Hill, New Jersey....     35,000       Owned   General Offices,     N/A              Lincoln Graphics
                                                     Operating Facility
Cincinnati, Ohio...........     74,200       Leased  General Offices,     August 2004      Deluxe Engraving
                                                     Operating Facility
Cincinnati, Ohio...........     12,000       Leased  General Offices      August 2004      Schawk Cincinnati
                                                     Operating Facility
Costa Mesa, California.....      1,625       Leased  General Offices,     April 2001       929 Design
                                                     Operating Facility
Des Plaines, Illinois......     20,000       Owned   Executive Offices    N/A              Corporate
Des Plaines, Illinois......     60,000       Leased  General Offices,     November 2005    Schawk Chicago
                                                     Operating Facility
Des Plaines, Illinois......      8,000       Owned   Storage              N/A              Schawk, Inc.
Franklin Park, Illinois....     62,000       Owned   General Offices,     N/A              Schawk Chicago
Hackettstown, New Jersey...      3,000       Leased  General Offices,     December 2000    Amber Design
                                                     Operating Facility                    Associates
Kalamazoo, Michigan........     67,000       Owned   General Offices,     N/A              Schawk/LSI
                                                     Operating Facility
Kobe, Japan................      1,160       Leased  General Offices,     December 2002    Schawk Japan
                                                     Operating Facility

                                                                              LEASE
                                SQUARE       OWNED/                         EXPIRATION
LOCATION                         FEET        LEASED       PURPOSE              DATE              DIVISION
--------                     -------------   ------  ------------------   --------------   --------------------
                             (APPROXIMATE)
Kuala Lumpur, Malaysia.....      5,280       Owned   General Offices,     N/A              Laserscan Sdn Bhd
                                                     Operating Facility
Minneapolis, Minnesota.....     31,000       Owned   General Offices,     N/A              Weston Engraving
                                                     Operating Facility                    Company, Inc.
                                                                                           The Palm Group
New Berlin, Wisconsin......     43,000       Leased  General Offices,     June 2003        S&M Rotogravure
                                                     Operating Facility
New York, New York.........      5,000       Leased  General Offices,     December 2003    Chromart
                                                     Operating Facility
New York, New York.........     31,000       Leased  General Offices,     April 2003       Horan Imaging
                                                     Operating Facility                    Solutions
New York, New York.........      5,000       Leased  General Offices,     December 2003    Designer's Atelier
                                                     Operating Facility
Penang, Malaysia...........     34,000       Owned   General Offices,     N/A              Laserscan Sdn Berhad
                                                     Operating Facility
Penang, Malaysia...........      1,706       Owned   General Offices,     N/A              Laserscan
                                                     Operating Facility                    Flexographic
Penang, Malaysia...........      2,330       Owned   General Offices,     N/A              Laserscan Technology
                                                     Operating Facility
Queretaro, Mexico..........     18,000       Owned   General Offices,     N/A              Schawk de Mexico
                                                     Operating Facility
Roseville, Minnesota.......     28,000       Leased  General Offices,     May 2004         Dimension Imaging
                                                     Operating Facility
Shanghai, China............      9,468       Leased  General Offices,     December 2000    Toyo Laserscan
                                                     Operating Facility                    Flexographic
Smyrna, Georgia............     25,200       Leased  General Offices,     October 2003     LSI/Atlanta
                                                     Operating Facility
Stamford, Connecticut......      2,600       Leased  General Offices,     May 2001         Intergraphx, Inc.
                                                     Operating Facility
Stamford, Connecticut......     20,000       Leased  General Offices,     August 2004      Inter-Process
                                                     Operating Facility                    Services, Inc. and
                                                                                           Color Data East
Toronto, Ontario, Canada...     56,000       Leased  General Offices,     December 2004    Batten Graphics
                                                     Operating Facility                    CyberImages
                                                                                           Herzig Somerville
Toronto, Ontario, Canada...      8,292       Leased  General Offices,     January 2005     Design Partners
                                                     Operating Facility
Toronto, Ontario, Canada...     17,500       Leased  General Offices,     November 2007    Cactus Imaging
                                                     Operating Facility                    Centres

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders for the three months ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION QUARTERLY FINANCIAL DATA

                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         1999        1999         1999            1999         2000        2000         2000            2000
                       ---------   --------   -------------   ------------   ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............   $41,977    $44,453       $47,188        $51,186       $52,856    $54,741       $50,631        $48,271
Cost of sales........    23,513     25,907        27,127         31,639        31,194     32,128        29,975         29,903
                        -------    -------       -------        -------       -------    -------       -------        -------
Gross Profit.........    18,464     18,546        20,061         19,547        21,662     22,613        20,656         18,368
Net income...........     4,064      3,598         3,518            618         2,908      3,887         3,575            271
Earnings per share
  Basic..............      0.19       0.17          0.17           0.03          0.14       0.18          0.17           0.01
  Diluted............      0.19       0.17          0.17           0.03          0.14       0.18          0.17           0.01

DIVIDENDS DECLARED

                                                                 PER CLASS A
                                                                COMMON SHARE
                                                              -----------------
QUARTER ENDED:                                                 2000      1999
--------------                                                -------   -------
March 31....................................................  $0.0325   $0.0650
June 30.....................................................   0.0325    0.0650
September 30................................................   0.0325    0.0650
December 31.................................................   0.0325    0.0325
                                                              -------   -------
          Total.............................................  $0.1300   $0.2275
                                                              =======   =======

STOCK PRICES

QUARTER ENDED:                                           2000 HIGH/LOW          1999 HIGH/LOW
--------------                                        -------------------   ---------------------
March 31............................................  $9 1/8   -  7 1/2     $14 1/8    -  7 1/8
June 30.............................................  9 7/16   -  7 7/8     12 15/16   -  8 7/16
September 30........................................  9 11/16  -  8 7/8     11 1/16    -  8 3/16
December 31.........................................  9 5/8    -  8 9/16    9 3/4      -  7 15/16

     The Registrant's stock is listed on the NYSE. The Registrant has approximately 944 stockholders of record as of March 7, 2001.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED INCOME STATEMENT
  INFORMATION(a)
  Net Sales.............................  $206,499   $184,804   $145,389   $116,053   $ 90,763
  Operating Income......................    22,973     23,661     28,308     19,865     13,373
  Income From Continuing Operations
     Before Income Taxes and Minority
     Interest...........................    18,111     20,038     29,748     20,446      9,056
  Income Taxes..........................     7,567      8,240     12,050      8,297      3,530
  Minority Interest in net loss of
     subsidiary.........................        97         --         --         --         --
  Income From Continuing Operations.....    10,641     11,798     17,698     12,149      5,526
  Income From Continuing Operations Per
     Common Share (b)
     Basic..............................  $   0.50   $   0.55   $   1.07   $   0.56   $   0.22
     Diluted............................      0.50       0.55       1.06       0.55       0.22
CONSOLIDATED BALANCE SHEET
  INFORMATION(c)
  Working Capital.......................  $ 15,579   $ 22,364   $ 35,453   $ 26,283   $ 21,881
  Total Assets..........................   167,863    177,261    138,510    126,923    160,840
  Long-Term Debt, Capital Lease
     Obligations and Redeemable
     Preferred Stock....................    48,020     67,494     39,619     44,854     67,785
  Stockholders' Equity..................    74,508     66,658     65,023     55,908     48,926
OTHER DATA
  Cash Dividends per Common Share.......  $   0.13   $ 0.2275   $   0.26   $   0.26   $   0.26
  Depreciation and Amortization(c)......    14,278     12,310      7,741      6,949     15,435
  Capital Expenditures(c)...............    15,476     17,874      9,508      7,148     16,823

---------------

(a) On February 7, 1997, the Company sold the Plastics business segment for $93,485 plus working capital adjustments. The consolidated income statement information for 1996 and prior has been restated to exclude discontinued operations.

(b) 1998 earnings per share includes $0.27 for the discount on redemption of preferred stock.

(c)  Includes data from discontinued Plastics Group in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the anticipated benefits from restructuring activities, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing and the Company's exploitation of technological advancements in the imaging industry, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the level of business activity at the Company's clients and the ability of the Company to implement its growth strategy, to identify and exploit industry trends and to exploit technological advances in the imaging industry.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in the Company's consolidated income statement:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   54.4     58.5     59.7
Gross profit................................................   45.6     41.5     40.3
Selling, general and administrative.........................   25.3     25.9     26.7
Goodwill amortization.......................................    0.8      1.1      1.0
Restructuring and other charges.............................     --      1.7      1.5
Operating income............................................   19.5     12.8     11.1
Income before income taxes..................................   20.5     10.8      8.8
Net income..................................................   12.2%     6.4%     5.2%

2000 COMPARED TO 1999

     Net sales. Net sales for 2000 increased 11.7% to $206.5 million from $184.8 million in 1999. The increase in revenues was all attributable to revenues from acquisitions in 1999. The market for digital imaging for high end consumer product packaging was soft in the second half of 2000. As a result, lower than anticipated volumes were experienced throughout the last six months of 2000 at both the Company's historical operations and at its acquired businesses.

     Cost of sales. Cost of sales for 2000 increased as a percent of sales to 59.7% from 58.5% for 1999 because of higher indirect costs as a percentage of sales as a result of the reduced sales volumes.

     Operating income. Operating income decreased 3.0% to $23.0 million in 2000 from $23.7 million in 1999. Excluding restructuring and other charges and the loss at InterchangeDigital, the Company's software start-up, operating income increased 0.7% to $27.5 million in 2000 from $27.3 million in 1999. Operating income was negatively impacted by lower gross margin due to lower volumes at most of the Company's divisions in 2000. Selling, general and administrative ("SG&A") expenses increased as a percentage of sales to 26.7% in 2000 from 25.9% for 1999 as a result of a full year of SG&A costs at acquired companies. The acquired companies have higher SG&A costs as a percentage of sales than the Company's historical operations. The Company has instituted various restructuring initiatives to reduce the higher SG&A costs in 2001.

     The Company acquired 13 businesses in 1998 and 1999. As part of the Company's continuing process of integrating these businesses and improving the profitability of all of its divisions, it is continuing the process started in 1999 to consolidate certain operations. In 2000, the Company identified certain operations that were to be combined and/or shut down. In addition, other locations carried out staffing reductions during 2000. These activities resulted in $2.3 million dollars of pretax charges in 2000. These restructuring charges relate to three separate restructuring plans that impacted 2000 results. These restructurings and the charges related to each are described in the following paragraph. In addition, in the fourth quarter of 2000, the Company wrote down the book value of certain assets whose value was impaired. The impairment was caused by, among other things, replacement with newly acquired technically advanced hardware and software that provided more efficient throughput, rendering existing equipment obsolete. This charge was $0.8 million on a pretax basis.

     Restructuring. In 1999 the Company carried out a United States Restructuring Plan "the 1999 Restructuring" (See 1999 Restructuring). As the Company continued to evaluate its operations in 2000 further restructurings were undertaken.

          2000 Canadian Restructuring. In the third quarter of 2000, the Company determined that it needed to reduce the number of locations it was operating in the Toronto marketplace from four to three in order to reduce costs and better coordinate services for clients. As a result, a restructuring plan was put into place "the 2000 Canadian Restructuring". This plan was carried out in July 2000. The restructuring relocated the Herzig Somerville business into the Batten Graphics location. In connection with the relocation, the three printing presses at Herzig Somerville were sold. In addition, a staff reduction occurred to reflect the level of business at Herzig Somerville at the time of the relocation. Therefore, in connection with the relocation, 49 positions were eliminated out of a total staff of 129. The total cost of the restructuring in the third quarter of 2000 was $1.3 million, consisting of $0.8 million of severance costs and $0.5 million of lease termination costs. The Company realized a gain of $0.9 million on the sale of the three printing presses.

          In addition, in the fourth quarter of 2000, the Company increased its accruals for shutdown costs at the vacated Herzig Somerville facility and laid off six additional employees resulting in fourth quarter charges totaling $0.2 million.

          2000 Restructuring. In the fourth quarter of 2000, in response to a drop in business with many of the Company's top accounts and due to the need for further layoffs to reduce costs, the Company decided to further restructure its operations and adopted a 2000 United States Restructuring Plan "the 2000 Restructuring". The 2000 Restructuring included the closing of a small start-up in North Carolina as well as staffing reductions at a number of the Company's facilities. The total restructuring charge in the fourth quarter for the 2000 Restructuring was $0.7 million. In addition, the Company recorded a charge for asset impairments of $0.8 million related to equipment that is no longer used in the Company's operations and has been written down to net realizable value.

          In addition, subsequent to December 31, 2000, the Company carried out additional staff reductions in January and February 2001 that will be accounted for as first quarter 2001 charges. As of February 28, 2001, fifty employees, 3.69% of the workforce, were laid-off at a cost of $0.2 million.

          1999 Restructuring. In the third quarter of 2000, the Company reviewed its accruals from the 1999 Restructuring and determined that there were excess accruals totaling $0.4 million. This amount was added back to income on the restructuring charge line on the statement of operations in the third quarter of 2000. The excess accruals related to rent at facilities that were anticipated to be vacant for several months in 2000. In fact, the Company occupied these facilities for several more months in 2000 than anticipated therefore, the monthly rental expense was charged to regular operations and not to the restructuring accrual. As a result there was excess accrual for rent at certain facilities as of the end of the third quarter.

          In the fourth quarter of 2000, additional charges totaling $0.5 million were added to the 1999 Restructuring accounts. The consolidation of the New York operations in 1999 resulted in the Company's paying rent at a vacated facility. The vacated facility is being marketed for sublet but as of the fourth quarter it was still vacant. As a result, the original accrual for rent at the site has been increased by $0.3 million, an estimate of the remaining cost that the Company will be responsible for.

          In addition, $0.2 million of charges for additional accruals were necessary to reflect increased severance costs as compared to the amounts accrued in 1999.

          During 2000, all of the plant closings, consolidations and staffing reductions that were planned for in the 1999 Restructuring were completed (See details in the "1999 Compared to 1998" discussion).

     Other income (expense). Other income (expense) for 2000 resulted in other expense, net of $4.9 million as compared to $3.6 million net expense in the prior year. The increased expense is primarily due to $1.4 million of additional interest expense in 2000 as compared to 1999. The increased interest expense resulted from a full year of borrowings related to acquisitions made in 1999. Interest and dividend income decreased to forty-one thousand dollars in 2000 from $0.6 million in 1999 as the Company liquidated its investment portfolio to provide funds for acquisitions in 1999.

     Other income in 2000 consisted primarily of gains from the sale of printing presses in Canada in the third quarter totaling $0.9 million. Other income of $0.2 million in 1999 consisted primarily of gains on the sale of investments. In addition, the Company recognized a loss of $0.5 million on the sale of its Montreal operations in 2000.

     Income before income taxes. Income before income taxes for 2000 decreased 9.5% to $18.1 million from $20.0 in 1999. The pretax income margin for 2000 was 8.8% compared with 10.8% in 1999. The reduction in pretax income margin was primarily due to increased interest expense in 2000 as compared to 1999 as described previously

     Income taxes. Income taxes were at an effective rate of 41.8% and 41.1% for 2000 and 1999, respectively. The increase in the effective rate was primarily due to the non-recurrence of reductions in certain deferred tax liabilities in 1999.

     Net income. Net income decreased 10.2% to $10.6 million for 2000 from $11.8 for 1999 for the reasons previously discussed.

     Earnings per share. Both basic and diluted earnings per share decreased to $0.50 for 2000 from $0.55 in 1999.

1999 COMPARED TO 1998

     Net sales. Net sales for 1999 increased 27.1% to $184.8 million from $145.4 million in 1998. The increase in revenues was all attributable to revenues from acquisitions in 1999 and a full year of revenues from the 1998 acquisitions. The market for digital imaging for high end consumer product packaging was soft throughout 1999. As a result, lower than anticipated volumes were experienced throughout the year at both the Company's historical operations and at its acquired businesses.

     Cost of sales. Cost of sales for 1999 increased as a percent of sales to 58.5% from 54.4% for 1998 because of higher cost of sales at the acquired companies versus the Company's historical operations and due to reduced sales volumes.

     Operating income. Operating income decreased 16.4% to $23.7 million in 1999 from $28.3 million in 1998. Excluding restructuring and other charges, operating income decreased 5.4% to $26.0 million in 1999 from $28.3 million in 1998. The lower operating income was due to lower volumes at most of the Company's divisions in 1999. The Company acquired 13 businesses in 1998 and 1999. As part of the Company's continuing process of integrating these businesses and improving the profitability of all of its 25 divisions, it consolidated certain operations. The Company identified certain operations to be combined and/or moved and the costs related to the combinations and relocations resulted in a $2.2 million dollar pretax charge in the fourth quarter. The 1999 Restructuring was adopted to accomplish these changes. In addition, the Company identified certain assets that will be written down to reflect the impairment of these assets caused by, among other things, replacement with newly acquired technically advanced hardware and software that provided more efficient throughput, rendering existing equipment obsolete. This charge was $0.9 million on a pretax basis.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased as a percentage of sales to 25.9% in 1999 from 25.3% for 1998 as a result of a full year of higher commission costs in the businesses acquired in 1998 that serve the advertising and promotional markets.

     Restructuring. The Company acquired 13 businesses in 1998 and 1999. As a result, the Company had multiple businesses operating in certain geographic areas. After a review of all of the Company's operations in the fourth quarter of 1999, management of the Company decided to consolidate certain operations.

     In addition, due to the soft market experienced by the industry in 1999, the Company reviewed all of its new and existing operations and developed a restructuring plan that resulted in a reduction in staffing levels at certain operations.

          Restructuring of existing operations. In the fourth quarter of 1999, the Company approved (the 1999 Restructuring) and recorded a charge of $2.2 million, consisting of $1.7 million of lease termination costs and $0.5 million of severance costs. This charge related to the planned consolidation of four facilities in the following states: Illinois, Ohio (two facilities consolidating into one) and New York. The consolidations were started in December 1999, and were completed by November 15, 2000. With regard to workforce reductions, a total of 50 employees were laid off at four existing facilities either as part of an early retirement program or as normal terminations. In addition, the Plan included eleven layoffs at an operation in Wisconsin due to lower sales volumes. All of the above is described in more detail in the following paragraphs.

          The Illinois facility was relocated to provide a more efficient workflow for the operations as well as improved access to the Company's distribution channels. The then existing lease, which was scheduled to expire in June 30, 2002, was with a related party who was in the process of selling the building. Based on a review of the current market demand for the area, it was estimated that the building would be sold by December 31, 2000. Therefore, although there was no assurance the building would be sold by December 31, 2000, $0.2 million representing rent charges to December 31, 2000 were recorded as part of restructuring and other expense in the Statement of Operations. In fact, the building was sold by the related party in November 2000.

          Certain of the operations of the aforementioned facility are being consolidated with another Illinois facility. In anticipation of the Illinois consolidation, a staffing reduction program was carried out that was completed in the fourth quarter of 1999. There were 24 affected employees (approximately 12% of the combined Illinois workforce in 1999). This program had two components: normal terminations and early retirements. The normal terminations required a charge of $0.1 million. The early retirements required a charge of $0.3 million. Both of these amounts were included in the restructuring charge.

          In New York, the Company leased a facility in January 1999 to enter a new market related to the large format imaging needs of its food and beverage clients in the East Coast market. The market had not developed as fast as Company management had anticipated and monthly losses were being incurred at the facility. In addition, several months after opening the new facility, the Company acquired a business in Stamford, Connecticut in September 1999. In December 1999, in connection with the Plan, the Company decided to close the new large format facility and move the operation in with the Stamford operation to reduce costs. This move was completed in July 2000. The New York facility was vacated in July 2000. The existing lease at the facility to be closed expires December 31, 2003. Therefore, a charge for lease abandonment cost of $1.0 million was included in the restructuring charge which assumed the Company would be able to sublease at the existing lease rate for half of the remaining lease term after vacating the facility. Severance cost at the business being relocated was ten thousand dollars at December 31, 1999. As of December 31, 2000 the facility had not been subleased and an additional charge of $0.3 million was recorded related to this lease in the fourth quarter of 2000 (see 200 compared to 1999 discussion).

          The Ohio facility was vacated and combined with another operation at a site that the Company is leasing in connection with an acquisition of a business in Cincinnati in September 1999. The consolidation of operations is taking place because the Company operates three businesses in the

     Cincinnati area and the Plan called for locating all three businesses at one site that has excess capacity thereby reducing costs and better coordinating the Company's efforts in the Mid-East regional marketplace. There were only nine months left on the lease, which was with an unrelated third party. The charge to vacate the current site was approximately $0.1 million, which represents rent after vacating the facility, net of estimated recoveries from sublease income. Leasehold improvements of $0.1 million were written off in the restructuring charge in connection with the relocation as well. In fact, we remained at the Ohio facility for the remainder of the lease term through October 31, 2000 (see 2000 compared to 1999).

          As part of the Plan, the Company carried out a workforce reduction at an operation in Wisconsin in the fourth quarter resulting in a charge of $0.1 million. Eleven employees were terminated (approximately 17% of the workforce in 1999). The operation was experiencing a decline in volume due to a continued weakness in sales with current customers and weak new business development results. The workforce reduction created an ongoing cost structure that allowed the operation to be profitable at the sales volume level that was expected for 2000.

          Impairment of machinery and equipment. In connection with the 1999 Restructuring, the Company performed a comprehensive review of all its fixed assets to identify any obsolete and impaired assets. As a result of this review, equipment with a net book value of $0.9 million was deemed to be impaired and a charge for that amount was recorded in the fourth quarter of 1999. The single largest dollar item included in the charge related to a short run digital press that was purchased four years prior in response to the Company's customers needs. However, the demand for short-run products was not as great as management expected. As a result, the press was idle and a write down of $0.4 million was taken in the impairment charge. The remaining net book value is at a level that the Company believes it could sell the press for in the used equipment market. The press was sold at a price in excess of its net book value in June 2000.

          In addition, two high-end workstations with a net book value of $0.1 million were determined to no longer be in use and were written off. The technology that the workstations used was no longer state of the art and was not as efficient or versatile as more advanced equipment that the Company used at that time. Therefore, the salvage value was determined to be negligible.

          The balance of the impairment charge relates to over one hundred individual pieces of equipment or software that for the most part were obsolete due to the fast pace of change in technology in the graphics arts industry. These items were replaced by more modern equipment and as a result, were determined to have a negligible salvage value and were therefore written off completely.

     Income before income taxes. Income before income taxes for 1999 decreased 32.6% to $20.0 million from $29.7 million in 1998. The pretax income margin for 1999 was 12.8% compared with 19.5% in 1998. The reduction in pretax income margin was primarily due to reduced sales volume, and the restructuring and other charges previously described. Additionally, interest and dividend income decreased to $0.6 million in 1999 from $2.6 million in 1998 as the Company liquidated its investment portfolio to provide funds for acquisitions. The Company had gains on the sale of investments in 1999 of $0.2 million compared with $2.4 million in 1998. Interest expense increased to $4.4 million in 1999 from $3.6 million in 1998 as the Company's outstanding debt increased in connection with acquisitions in 1999.

     Income taxes. Income taxes were at an effective rate of 41.1% and 40.5% for 1999 and 1998, respectively. The primary reason for the increase in the effective tax rate was the increase in non-deductible goodwill amortization in 1999 as compared to 1998. The increase in non-deductible goodwill amortization relates to certain acquisitions in 1998 and 1999.

     Net income. Net income decreased 33.3% to $11.8 million for 1999 from $17.7 for 1998 for the reasons previously discussed.

     Earnings per share. Both basic and diluted earnings per share decreased to $0.55 for 1999 from $1.07 and $1.06 respectively in 1998. A discount on the redemption of preferred stock increased earnings per share by $0.27 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company presently finances its business from available cash and from cash generated from operations. Cash generated from operations in 2000 totaled $20.6 million. The Company maintains a $65 million unsecured credit facility, expiring May 2004, of which approximately $41.0 million was available for borrowings at December 31, 2000. The Company also maintains a $15 million unsecured demand line of credit to provide financing and working capital flexibility. At December 31, 2000, approximately $1.8 million was available for borrowings under the demand line of credit.

     Long-term debt and capital lease obligations decreased to $48.0 million at December 31, 2000 from $67.5 million at December 31, 1999 as the Company paid down debt from cash generated from operations and benefited from the cancellation of certain capital lease obligations in connection with the shutting down and consolidation of certain facilities.

     At December 31, 2000, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $30.0 million with terms ranging from 2001 through 2005 at an interest rate of 6.98%; and (ii) $24.0 million of borrowings under the Company's unsecured credit facility; and (iii) $13.2 million of borrowings under its unsecured demand credit line.

     Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

     The Company had capital expenditures in 2000 of $15.5 million, in 1999 of $17.9 million, and in 1998 of $9.5 million. Capital expenditures made in 2000, 1999, and 1998 were principally for machinery, equipment and computer hardware and software to improve productivity, and for the purchase of one facility and building renovations.

     The Company had depreciation of $12.1 million in 2000, $10.4 million in 1999, and $6.6 million in 1998. Amortization of goodwill totaled $2.2 million in 2000, $1.9 in 1999, and $1.1 million in 1998.

     In 2000 contingent payments representing additional purchase price on certain acquisitions totaled $1.1 million. In 1999 and 1998 cash paid for acquisitions totaled $41.6 million and $28.6 million, respectively.

     The Company repurchased $8.2 million in Class A Common Stock in 1999 and $8.1 million during 1998 under a share repurchase program approved by the Board of Directors. No Class A Common Stock was purchased in 2000.

IMPACT OF INFLATION

     The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     Based on the Company's variable rate debt outstanding at December 31, 2000, a 1% change in interest rates would impact interest expense by approximately $372. Assuming similar interest rates volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

     The Company has foreign operations that exposes it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have material effect on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO FINANCIAL STATEMENTS COVERED BY
                        REPORTS OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Management's Responsibilities for Financial Reporting.......   21
Report of Independent Auditors..............................   22
FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 2000 and
     1999...................................................   23
  Consolidated Statements of Operations -- Years Ended
     December 31, 2000, 1999 and 1998.......................   24
  Consolidated Statements of Cash Flows -- Years Ended
     December 31, 2000, 1999 and 1998.......................   25
  Consolidated Statements of Stockholders' Equity -- Years
     Ended December 31, 2000, 1999,
     and 1998...............................................   26
  Notes to Consolidated Financial Statements................   27
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II -- Valuation Reserves...........................   44

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

                             /s/ DAVID A. SCHAWK
------------------------------------------------------
                                David A. Schawk
                     President and Chief Executive Officer
                          Principal Executive Officer
                           /s/ JAMES J. PATTERSON
------------------------------------------------------
                               James J. Patterson
                           Senior Vice President and
                            Chief Financial Officer
                   Principal Financial and Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

     We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 8. These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Chicago, Illinois
February 16, 2001

                                  SCHAWK, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $    357    $  2,893
  Short term investments....................................        --       3,604
  Trade accounts receivable, less allowance for doubtful
     accounts of $861 in 2000 and $636 in 1999..............    40,420      41,441
  Inventories...............................................     7,930       7,813
  Prepaid expenses and other................................     4,986       3,629
  Refundable income taxes...................................       747         252
  Deferred income taxes.....................................     1,236       1,197
                                                              --------    --------
          Total current assets..............................    55,676      60,829
Property and equipment, net.................................    44,197      48,777
Excess of cost over net assets acquired, less accumulated
  amortization of $9,335 in 2000 and $7,180 in 1999.........    62,302      64,529
Other assets................................................     5,688       3,126
                                                              --------    --------
          Total assets......................................  $167,863    $177,261
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $  6,170    $  6,928
  Accrued expenses..........................................    13,520      17,116
  Income taxes payable......................................       927         356
  Notes payable to banks....................................    13,220       8,400
  Current portion of long-term debt and capital lease
     obligations............................................     6,260       5,665
                                                              --------    --------
          Total current liabilities.........................    40,097      38,465
Long-term debt..............................................    48,000      63,370
Capital lease obligations...................................        20       4,124
Other.......................................................     1,687       1,013
Deferred income taxes.......................................     2,420       2,403
Minority interest in consolidated subsidiary................     1,131       1,228
Stockholders' Equity:
  Common stock..............................................       183         182
  Additional paid-in capital................................    83,057      82,951
  Retained earnings.........................................    11,276       3,410
  Accumulated comprehensive loss, net.......................      (415)       (263)
                                                              --------    --------
                                                                94,101      86,280
  Treasury stock, at cost...................................   (19,593)    (19,622)
                                                              --------    --------
          Total stockholders' equity........................    74,508      66,658
                                                              --------    --------
          Total liabilities and stockholders' equity........  $167,863    $177,261
                                                              ========    ========

                            See accompanying notes.

                                  SCHAWK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $206,499   $184,804   $145,389
Cost of sales...............................................   123,200    108,186     79,104
Selling, general, and administrative expenses...............    55,034     47,901     36,834
Goodwill amortization.......................................     2,155      1,944      1,143
Restructuring and other charges.............................     3,137      3,112         --
                                                              --------   --------   --------
Operating income............................................    22,973     23,661     28,308
Other income (expense):
  Interest and dividend income..............................        41        624      2,627
  Interest expense..........................................    (5,819)    (4,424)    (3,598)
  Other income..............................................       916        177      2,411
                                                              --------   --------   --------
                                                                (4,862)    (3,623)     1,440
                                                              --------   --------   --------
Income before income taxes and minority interest............    18,111     20,038     29,748
Income tax provision........................................     7,567      8,240     12,050
                                                              --------   --------   --------
Income before minority interest.............................    10,544     11,798     17,698
Minority interest in net loss of subsidiary.................        97         --         --
                                                              --------   --------   --------
          Net income........................................    10,641     11,798     17,698
Preferred dividends.........................................        --         --       (114)
Discount on redemption of preferred stock...................        --         --      5,832
                                                              --------   --------   --------
Net income available for common shares......................  $ 10,641   $ 11,798   $ 23,416
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   0.50   $   0.55   $   1.07
  Diluted...................................................  $   0.50   $   0.55   $   1.06
Dividends per Class A common share..........................  $   0.13   $   0.22   $   0.26

                            See accompanying notes.

                                  SCHAWK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 10,641   $ 11,798   $ 17,698
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation..............................................    12,123     10,366      6,598
  Amortization..............................................     2,155      1,944      1,143
  Loss on sale of division..................................       455         --         --
  Gain on capital lease termination.........................      (372)        --         --
  Deferred income taxes.....................................      (671)    (1,613)    (1,031)
  Restructuring charge......................................       468         --         --
  Asset impairment charge...................................       799        869         --
  Gain realized on sale of equipment........................      (980)        --         --
  Gain realized on sale of marketable securities............         2        (84)    (2,504)
  Minority interest in net loss of subsidiary...............       (97)        --         --
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade accounts receivable..............................     1,025      1,463     (1,445)
     Inventories............................................      (339)      (843)      (249)
     Prepaid expenses and other.............................    (1,632)       234         47
     Trade accounts payable and accrued expenses............    (3,734)     1,846        295
     Income taxes refundable/payable........................       725     (1,323)    (3,083)
                                                              --------   --------   --------
          Net cash provided by operating activities.........    20,568     24,657     17,469
INVESTING ACTIVITIES
Proceeds from sale of division..............................     1,521         --         --
Proceeds from sale of marketable securities.................     3,602     20,116     47,108
Proceeds from disposal of property and equipment                 2,298         --         --
Purchase of marketable securities...........................        --     (7,563)   (14,574)
Purchases of property and equipment.........................   (15,476)   (17,874)    (9,508)
Acquisitions, net of cash acquired..........................    (1,071)   (41,569)   (28,607)
Other.......................................................    (1,414)       230      1,163
                                                              --------   --------   --------
          Net cash used in investing activities.............   (10,540)   (46,660)    (4,418)
FINANCING ACTIVITIES
Proceeds from debt..........................................     5,020     38,829         --
Issuance of common stock....................................       544      2,690     16,153
Redemption of preferred stock...............................        --         --    (14,715)
Principal payments on debt..................................   (14,370)    (5,000)    (1,911)
Principal payments on capital lease obligations.............      (851)      (899)      (493)
Cash dividends..............................................    (2,775)    (4,885)    (5,893)
Purchase of common stock....................................        --     (8,241)    (8,127)
Other.......................................................      (132)       176        139
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................   (12,564)    22,670    (14,847)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (2,536)       667     (1,796)
Cash and cash equivalents beginning of period...............     2,893      2,226      4,022
                                                              --------   --------   --------
Cash and cash equivalents end of period.....................  $    357   $  2,893   $  2,226
                                                              ========   ========   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions................  $     --   $    791   $  5,017
Stock options issued in connection with acquisitions........        --        700        324
Dividends issued in the form of Class A common stock........        20         26         21
Cash paid for interest......................................     4,954      3,778      3,023
Cash paid for income taxes..................................     8,241     10,331     15,400
Forgiveness of capital lease obligation.....................     3,858         --         --

                            See accompanying notes.

                                  SCHAWK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                         CLASS A   ADDITIONAL   RETAINED                ACCUMULATED
                                         COMMON     PAID-IN     EARNINGS    TREASURY   COMPREHENSIVE
                                          STOCK     CAPITAL     (DEFICIT)    STOCK        INCOME
                                         -------   ----------   ---------   --------   -------------
BALANCE AT DECEMBER 31, 1997...........   $160      $ 79,243    $(21,140)   $ (3,320)     $   965
Net income.............................     --            --      17,698          --           --
Sale of Class A common stock...........     16        16,137          --          --           --
Purchase of Class A treasury stock.....     --            --          --      (8,127)          --
Foreign currency translation
  adjustment...........................     --            --          --          --         (246)
Decrease in unrealized appreciation of
  marketable securities................     --            --          --          --       (1,210)
Issuance of Class A Common stock under
  dividend reinvestment plan...........     --            --          --          21           --
Redemption of preferred stock..........     --       (20,607)      5,832          --           --
Issuance of Class A common stock for
  acquisitions.........................      5         5,012          --          --           --
Issuance of Class A restricted shares
  to employees.........................     --           118          --          --           --
Stock options issued in acquisitions...     --           324          --          --           --
Cash dividends.........................     --            --      (5,893)         --           --
Other..................................     --            35          --          --           --
                                          ----      --------    --------    --------      -------
BALANCE AT DECEMBER 31, 1998...........   $181      $ 80,262    $ (3,503)   $(11,426)     $  (491)
Net income.............................     --            --      11,798          --           --
Sale of Class A and B common stock.....     --            47          --          --           --
Purchase of Class A treasury stock.....     --            --          --      (8,241)          --
Issuance of Class A common restricted
  shares to employees..................     --           182          --          --           --
Stock options issued in acquisitions...     --           700          --          --           --
Stock issued under employee stock
  purchase plan........................     --           520          --          --           --
Foreign currency translation
  adjustment...........................     --            --          --          --          292
Issuance of Class A stock in connection
  with acquisition.....................      1           790          --          --           --
Issuance of Class A common stock under
  dividend reinvestment program........     --            --          --          45           --
Cash dividends.........................     --            --      (4,885)         --           --
Other..................................     --           450          --          --           --
Decrease in unrealized appreciation of
  marketable securities................     --            --          --          --          (64)
                                          ----      --------    --------    --------      -------
BALANCE AT DECEMBER 31, 1999...........   $182      $ 82,951    $  3,410    $(19,622)     $  (263)
Net income.............................     --            --      10,641          --           --
Sale of Class A and B common stock.....     --            60          --          --           --
Purchase of Class A treasury stock.....     --            --          --          (1)          --
Stock issued under employee stock
  purchase plan........................      1           647          --          --           --
Foreign currency translation
  adjustment...........................     --            --          --          --         (152)
Issuance of Class A common stock under
  dividend reinvestment program........     --            --          --          30           --
Cash dividends.........................     --            --      (2,775)         --           --
Cancellation of stock issued for
  acquisition..........................     --          (486)         --          --           --
Other..................................     --          (115)         --          --           --
                                          ----      --------    --------    --------      -------
BALANCE AT DECEMBER 31, 2000...........   $183      $ 83,057    $ 11,276    $(19,593)     $  (415)
                                          ====      ========    ========    ========      =======

                            See accompanying notes.

                                  SCHAWK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Schawk, Inc. including its subsidiaries (the Company) is a leading provider of digital imaging prepress services for the consumer products industry in North America and Asia. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Certain inventories, which approximate 28% of total inventories in 2000 and 31% in 1999 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

INVESTMENTS

     Generally Accepted Accounting Principles require that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Management determines the appropriate classification of its securities at the time of purchase and reevaluates such designation as of each balance sheet date. The company had no investment securities at December 31, 2000. All of the Company's investments at December 31, 1999 were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is determined by the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

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

                                  SCHAWK, INC.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at year-end and income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from the translation of foreign currency financial statements are included in accumulated comprehensive income (loss) as a component of stockholders' equity.

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

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                           2000      1999      1998
                                                          -------   -------   -------
Net income..............................................  $10,641   $11,798   $17,698
Increase (decrease) in unrealized appreciation of
  available-for-sale securities.........................       --       (64)   (1,210)
Foreign currency translation adjustments................     (152)      292      (247)
                                                          -------   -------   -------
Comprehensive income....................................  $10,489   $12,026   $16,241
                                                          =======   =======   =======

     Accumulated comprehensive income (loss), net of related tax, at December 31, 2000 and 1999 consists of foreign currency translation adjustments.

NOTE 3. RESTRUCTURING

     The Company acquired 13 businesses from March 1998 through November 1999. At the end of 1999, Company management determined that since the Company had multiple operations in certain markets there were opportunities to consolidate operations. The three markets that were to be consolidated were: New York, Cincinnati and Chicago. In addition, staffing reductions were carried out in certain other locations due to lower volumes of business. The Company carried out a 1999 United States Restructuring ("1999 Restructuring") to accomplish these objectives and in the fourth quarter of 1999, the Company incurred charges of $2.2 million, consisting of $1.7 million of lease termination costs and $0.5 million of severance costs included in "Restructuring and other charges" on the Consolidated Statement of Operations. This restructuring included the planned shutdown and consolidation of four facilities in the following states: Illinois, Ohio (two facilities consolidating into one) and New York. The shutdowns and consolidations were started in December 1999, and were completed by November 15, 2000. With regard to workforce reductions, a total of 50 employees were laid off at four existing facilities either as part of an early retirement program or as normal terminations. In

                                  SCHAWK, INC.

addition, the 1999 Restructuring included the layoff of eleven employees at an operation in Wisconsin due to lower sales volumes.

     During 2000 there were revisions to estimates based on changes in facts that were not anticipated when the 1999 Restructuring charges were recorded in the fourth quarter of 1999. Additional charges recorded in 2000 related to refining estimates for severance costs amounting to $0.2 million. In addition, the Company was unable to sublease a vacated facility as planned and as a result an additional accrual of $0.3 million was recorded in the fourth quarter of 2000 to increase the accrual to the estimated liability as of December 31, 2000.

     In addition, the Company did not vacate certain premises as early in 2000 as was anticipated at December 31, 1999. As a result, in the third quarter of 2000, $0.4 million of vacant premises leases accruals were revised and are included as a reduction of the Restructuring and other charges line on the Statement of Operations.

     In the third quarter of 2000, the Company decided to consolidate its two prepress operations in Toronto into one facility and reduce staffing accordingly. This consolidation was the 2000 Canadian Restructuring ("Canadian Restructuring").

     In the fourth quarter of 2000, the Company determined that due to softness in the market for prepress services for consumer products packaging, additional staffing reductions were required. In addition a start up facility was shut down. This restructuring was the 2000 United States Restructuring ("2000 Restructuring").

CANADIAN RESTRUCTURING

     In July 2000, Company management in Toronto announced that the Herzig Somerville operation was moving into Batten Graphics location in Toronto. Severance costs for 49 employees of $0.8 million and lease termination costs of $0.5 million were charged to the "Restructuring and other charges" line on the Statement of Operations. In addition, three printing presses at Herzig Somerville were sold. The Company recognized a gain on sale of $0.9 million. The gain is reflected on the other income line in the Statement of Operations.

     In the fourth quarter of 2000, there were additional lease termination costs related to the vacated facility totaling $0.2 million. These costs were included on the Restructuring and other charges line on the Statement of Operations.

     The Company also sold its Montreal operations effective June 1, 2000. The Company recognized a net loss of $0.5 million on the sale after finalization of the accounting for the sale in the fourth quarter of 2000. The loss on the sale is not a restructuring charge. It is included in Other income as a loss on the Statement of Operations.

2000 RESTRUCTURING

     In the fourth quarter of 2000 the Company carried out the 2000 Restructuring a plan that involved staff reductions and the closing of one small facility in North Carolina. The staff reductions totaled 20 employees, or 1.4% of the workforce, and the Company recorded a charge of $0.1 million for severance costs. The North Carolina plant was closed at a cost of $0.6 million consisting of: $0.1 million estimate of the cost of canceling the lease for the premises and $0.5 million of written off leasehold improvements and other costs. The total of the above items, $0.7 million, is included in the Restructuring and other charges line on the Statement of Operations.

                                  SCHAWK, INC.

SUMMARY

                                                               2000      1999
                                                              ------    ------
RESTRUCTURING CHARGES
Severance and other employee termination costs..............  $1,122    $  500
Lease termination costs.....................................   1,095       888
Reversal of lease termination costs.........................    (440)
Write off of leasehold improvements and other...............     561       855
                                                              ------    ------
                                                               2,338     2,243
IMPAIRMENT CHARGES (SEE NOTE 4)
Computer equipment and software.............................     733       869
Other.......................................................      66
                                                              ------    ------
                                                                 799       869
                                                              ------    ------
RESTRUCTURING CHARGES AND OTHER.............................  $3,137    $3,112
                                                              ======    ======

NOTE 4. IMPAIRMENT OF MACHINERY AND EQUIPMENT

     In connection with the 1999 Restructuring and the 2000 Restructuring, Company management performed detailed reviews of all of the Company's assets to determine whether any of the assets were impaired.

     In the 2000 Restructuring, assets totaling $799 were written down to net realizable value. The assets involved were primarily computer equipment or software. The most significant portion of the charge was $192 related to four high-end graphics systems that have been rendered obsolete by newer more efficient equipment. The remainder of the charge principally relates to dozens of individual pieces of equipment or software that have been replaced by newer versions.

     In connection with the 1999 Restructuring, all of the Company's fixed assets were reviewed to determine whether there were any asset impairments either in the operations being consolidated or in any other of the Company's operations. As a result of this review, assets with a net book value of $869 were deemed to be impaired and a charge for that amount was recorded in the fourth quarter of 1999. All of the assets written down were either equipment or software. The charge was included as part of "Restructuring and other charges" on the Statement of Operations. The largest part of the charge related to a short- run digital press that was purchased in response to the Company's customers need for short run sales samples and other collateral items. The demand for short run products was not as great as the Company thought it would be. As a result, the press is idle and is held for disposal. The press was written down to net realizable value of $100 that resulted in a write down of $357. The estimated net realizable value was determined to be the amount management believes the asset can be sold for in the used equipment market. The press was sold at a price in excess of its net book value in June 2000. The remaining items consist of equipment which has become obsolete due to technological changes.

NOTE 5. ACQUISITIONS

     The Company did not make any acquisitions in 2000. The $1,071 amount on the Consolidated Statement of Cash Flows for the year ended December 31, 2000 for Acquisitions, net of cash acquired, represents contingent payments made in 2000 related to certain 1999 acquisitions. This amount was recorded as cost in excess of net assets acquired in 2000.

     The following acquisitions made during 1999 have been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including certain noncompete agreements and liabilities as of the date of the

                                  SCHAWK, INC.

acquisitions, and the results of operations have been included in the accompanying consolidated statements of operations from the effective date of the respective acquisitions. Pro-forma financial information has not been presented because the effects of the operations of the acquired companies prior to the date of acquisition were not significant.

                                                               2000     1999
                                                              ------   -------
Fair value of assets acquired, net of cash acquired of
  $2,043 in 1999............................................  $   --   $11,961
Cost in excess of net assets acquired.......................   1,071    31,560
Liabilities assumed.........................................      --      (459)
Stock options issued in connection with acquisition.........      --      (700)
Class A common stock issued (82 shares in 1999).............      --      (791)
                                                              ------   -------
Cash paid, net of cash acquired.............................  $1,071   $41,569
                                                              ======   =======

NOTE 6. RELATED PARTY TRANSACTIONS

     Included in other liabilities at December 31, 2000 was a payable of approximately $433 to Geneva Waterfront, Inc. which is owned by a stockholder of the Company. At December 31, 1999 the Company had a receivable of approximately $2 from Geneva Waterfront, Inc., included in other assets.

     The Company also leases land and a building from a related party. See Note 14.

NOTE 7. INVENTORIES

     Inventories consist of the following:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Raw materials...............................................  $2,147   $2,521
Work in process.............................................   6,771    6,500
                                                              ------   ------
                                                               8,918    9,021
Less: LIFO reserve..........................................    (988)  (1,208)
                                                              ------   ------
                                                              $7,930   $7,813
                                                              ======   ======

NOTE 8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land and improvements.......................................  $  1,492   $  1,211
Buildings and improvements..................................    12,210     10,112
Machinery and equipment.....................................    91,142     78,655
Leasehold improvements......................................     9,232      7,014
Building and improvements under capital leases..............        --      7,500
                                                              --------   --------
                                                               114,076    104,492
Accumulated depreciation and amortization...................   (69,879)   (55,715)
                                                              --------   --------
                                                              $ 44,197   $ 48,777
                                                              ========   ========

                                  SCHAWK, INC.

     Accumulated depreciation and amortization includes $3,576 for building and improvements under capital leases at December 31, 1999. At December 31, 2000 the capital leases were cancelled and related asset and accumulated depreciation balances were written off.

NOTE 9. INVESTMENTS

     The Company had no securities held for investment at December 31, 2000. At December 31, 1999 all of the Company's securities were classified as available for sale. For the year ended December 31, 1999, the value of a bond mutual fund with a cost of $3,972 was determined to be permanently impaired and was written down to fair market value at December 31, 1999, and a loss of $368 was recorded in other income (expense) in the accompanying consolidated statement of operations. The investment was disposed of subsequent to December 31, 1999.

     The following table summarizes available-for-sale securities at December 31, 1999:

                                                                       1999
                                                          -------------------------------
                                                                     GROSS
                                                                   UNREALIZED   ESTIMATED
                                                                     GAINS        FAIR
                                                           COST     (LOSSES)      VALUE
                                                          ------   ----------   ---------
Bond mutual funds.......................................  $3,604       $--       $3,604
                                                          ======       ==        ======

     During the years ended December 31, 2000 and 1999, marketable equity securities were sold or determined permanently impaired, which resulted in gross realized gains (loss) of $(2) and $84 respectively, which are included in other income in the accompanying Statement of Operations.

NOTE 10. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Accrued compensation and payroll taxes......................  $ 8,330   $ 8,460
Accrued restructuring charges...............................      769     1,805
Other.......................................................    4,421     6,851
                                                              -------   -------
                                                              $13,520   $17,116
                                                              =======   =======

NOTE 11. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Series A senior note payable................................  $    --   $ 5,000
Series B senior note payable................................   30,000    30,000
                                                              -------   -------
                                                               30,000    35,000
Bank credit agreement.......................................   24,000    33,370
                                                              -------   -------
                                                               54,000    68,370
Less amounts due in one year or less........................   (6,000)   (5,000)
                                                              -------   -------
                                                              $48,000   $63,370
                                                              =======   =======

                                  SCHAWK, INC.

     The Series A note was paid in 2000. The Series B note bears interest at 6.98% and is payable in annual installments of $6,000 from 2001 to 2005. The notes may be prepaid in whole or in part at any time.

     The borrowings under the bank credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on these borrowings was 7.76% at December 31, 2000. The credit agreement is for $65,000 and expires on May 6, 2004. The Company had approximately $41,000 available to borrow under this line at December 31, 2000.

     Borrowings under the above agreements are subject to certain restrictive covenants. In addition, the agreements require the Company to maintain certain net worth and other financial ratio requirements. The fair value of these obligations approximates carrying value at December 31, 2000 and 1999.

     Annual maturities of long-term debt at December 31, 2000 are as follows:

2002.......................................................  $ 6,000
2003.......................................................    6,000
2004.......................................................   30,000
2005.......................................................    6,000
                                                             -------
                                                             $48,000
                                                             =======

     The Company also has an unsecured $15,000 demand line of credit with a bank to provide financing and working capital flexibility. Interest is at a floating rate over LIBOR. At December 31, 2000, the Company had $13,220 outstanding under this line of credit. The effective interest rate on these borrowings was 7.25% at December 31, 2000.

NOTE 12. STOCKHOLDERS' EQUITY

     Stockholders' equity includes the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Common stock:
  Class A voting, $0.008 par value, 40,000,000 shares
     authorized; 23,062,811 and 22,907,563 shares issued at
     December 31, 2000 and 1999, respectively; 21,362,993
     and 21,205,101 shares outstanding at December 31, 2000
     and 1999, respectively.................................  $   183   $   182
                                                              -------   -------
Treasury stock:
  1,699,818 and 1,702,462 shares of Class A common stock at
     December 31, 2000 and 1999, respectively...............  $19,593   $19,622
                                                              =======   =======

                                  SCHAWK, INC.

NOTE 13. INCOME TAXES

     The provision (credit) for income taxes for continuing operations is comprised of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000     1999      1998
                                                           ------   -------   -------
Current:
  Federal................................................  $6,209   $ 7,140   $ 9,571
  State..................................................     754     1,182     1,520
  Foreign................................................   1,275     1,531       666
                                                           ------   -------   -------
                                                            8,238     9,853    11,757
Deferred:
  Federal................................................    (614)   (1,428)      165
  State..................................................     (76)     (191)       26
  Foreign................................................      19         6       102
                                                           ------   -------   -------
                                                             (671)   (1,613)      293
                                                           ------   -------   -------
          Total..........................................  $7,567   $ 8,240   $12,050
                                                           ======   =======   =======

     Components of deferred income tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Current deferred income taxes:
  Inventory.................................................  $   133   $   217
  Accruals and reserves not currently deductible............    1,092       968
  Foreign taxes.............................................       11        12
                                                              -------   -------
Net current asset...........................................  $ 1,236   $ 1,197
                                                              =======   =======
Noncurrent deferred income taxes:
  Depreciation..............................................  $  (859)  $  (331)
  Property and equipment acquisition basis differences......   (1,618)   (1,618)
  Unrealized gains on marketable securities.................       --        --
  Other.....................................................       57      (454)
                                                              -------   -------
Net noncurrent liability....................................  $(2,420)  $(2,403)
                                                              =======   =======

     A reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Income taxes at statutory rate..............................  35.0%    35.0%    35.0%
Nondeductible expenses......................................   3.2      3.4      1.1
State income taxes..........................................   2.4      4.9      4.8
Other.......................................................   1.2     (2.2)    (0.4)
                                                              ----     ----     ----
                                                              41.8%    41.1%    40.5%
                                                              ====     ====     ====

     The undistributed earnings of foreign subsidiaries were approximately $4,559 and $3,314 at December 31, 2000 and 1999, respectively. No income taxes are provided on the undistributed earnings because they are

                                  SCHAWK, INC.

considered permanently reinvested. The foreign component of income before income taxes was $1,431 for 2000, $3,808 for 1999 and $1,810 for 1998.

NOTE 14. LEASES AND COMMITMENTS

     The Company leased land and a building from an unrelated party. This lease was recorded as a capital lease. A related party had an option to purchase the land and building in January 2000. During 2000, the purchase option was exercised, the lease with the unrelated party was terminated, and the Company executed an operating lease at the same monthly rental amounts as previously with the related party. The Company recorded a gain of $524 on the termination of the capital lease.

     The Company also leased land and a building from a related party. This lease was also recorded as a capital lease. During 2000, this lease was terminated and the Company relocated its operation to another site. The Company recorded a loss of $152 on the termination of the capital lease.

     The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $2,990, $2,490, and $1,389, for the years ended December 31, 2000, 1999 and
1998, respectively.

     Future minimum payments under leases with terms of one year or more are as follows at December 31, 2000:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
2001........................................................   $273       $ 2,496
2002........................................................     21         2,610
2003........................................................     --         2,243
2004........................................................     --         1,253
2005........................................................     --           720
Thereafter..................................................     --         3,356
                                                               ----       -------
                                                               $294       $12,678
                                                                          =======
Less: Amounts representing interest.........................     14
                                                               ----
                                                                280
Less: Current portion.......................................    260
                                                               ----
                                                               $ 20
                                                               ====

     The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has recorded a deferred compensation liability equal to $828 at both December 31, 2000 and December 31, 1999. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

NOTE 15. EMPLOYEE BENEFIT PLANS

     The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 5.0% in 2000, 5.5% in 1999 and 5.0% in 1998.
Contributions to the plans were $1,834, $1,780 and $1,357 in 2000, 1999 and 1998, respectively.

                                  SCHAWK, INC.

     The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,306, $1,145 and $1,036 in 2000, 1999 and 1998,
respectively.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The Company issues new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company stock. The discount is recorded as compensation expense. The number of shares issued for this plan was 78 in 2000 and 53 in 1999. The discount recorded as compensation expense was $97 in 2000. No expense was recorded in 1999 as the amount was negligible. At December 31, 2000 the number of shares committed but not yet issued was not significant.

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

     A summary of options outstanding at each of the three years ended December 31, 2000, 1999 and 1998, and other data for the three years then ended under all option plans is as follows:

                                                          OUTSTANDING
                                                       OPTIONS OF CLASS A    WEIGHTED AVERAGE
                                                          COMMON STOCK        EXERCISE PRICE
                                                       ------------------    ----------------
Balance, December 31, 1997...........................          659                $ 8.80
Granted..............................................          172                 11.88
Exercised............................................          (18)                 8.00
Cancelled............................................         (124)                14.87
                                                             -----
Balance, December 31, 1998...........................          689                  9.29
Granted..............................................          548                 10.09
Exercised............................................           (7)                 7.00
Cancelled............................................           --                    --
                                                             -----
Balance, December 31, 1999...........................        1,230                  9.65
Granted..............................................          502                  7.68
Exercised............................................           (7)                 7.46
Cancelled............................................           --                    --
                                                             -----
Balance, December 31, 2000...........................        1,725                $ 9.37
                                                             =====

                                  SCHAWK, INC.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                     OPTIONS OUTSTANDING
                      -------------------------------------------------
                                    WEIGHTED AVERAGE                             OPTIONS EXERCISABLE
                                       REMAINING                          ---------------------------------
RANGE OF                NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE OF
EXERCISE PRICE        OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISABLE PRICE
--------------        -----------   ----------------   ----------------   -----------   -------------------
$ 6.00-$ 7.50........       42            5.0               $ 7.00              42            $ 7.00
  7.51-  9.00........      751            7.7                 7.84             460              7.93
  9.01- 10.50........      596            7.1                 9.57             445              9.58
 10.51- 12.00........      187            7.3                11.48             179             11.47
 12.01- 13.50........       66            8.0                13.50              45             13.50
 13.51- 15.00........       83            7.7                14.83              83             14.83
                         -----                                               -----
                         1,725                                               1,254
                         =====                                               =====

     Options available for grant under the plans were 681, 1,183 and 1,563 at December 31, 2000, 1999 and 1998, respectively. Options exercisable under the plans were 817 in 1999 and 487 in 1998.

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

     The Company's pro forma information follows:

                                                         2000       1999       1998
                                                        -------    -------    -------
Income from continuing operations.....................  $10,641    $11,798    $17,698
Pro forma income......................................    9,962     11,147     16,426
Earnings per share
  Basic...............................................  $  0.50    $  0.55    $  1.07
  Diluted.............................................  $  0.50    $  0.55    $  1.06
Pro forma earnings per share Operations
  Basic...............................................  $  0.47    $  0.52    $  1.05
  Diluted.............................................  $  0.47    $  0.52    $  1.04

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                                        2000        1999        1998
                                                      --------    --------    --------
Expected dividend yield.............................      1.48%        1.5%        3.0%
Expected stock price volatility.....................     31.66%      33.94%      33.94%
Risk-free interest rate range.......................  5.5%-6.0%   5.0%-5.7%   5.6%-5.8%
Weighted-average expected life of options...........   7 years     7 years     7 years

                                  SCHAWK, INC.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         2000       1999       1998
                                                        -------    -------    -------
Net income............................................  $10,641    $11,798    $17,698
Preferred stock dividends.............................       --         --       (114)
Discount on redemption of preferred stock.............       --         --      5,832
                                                        -------    -------    -------
Income available for common shareholders..............  $10,641    $11,798    $23,416
                                                        -------    -------    -------
Weighted average shares...............................   21,312     21,421     21,924
Effect of dilutive employee stock options.............       69         86        235
                                                        -------    -------    -------
Adjusted weighted average shares and assumed
  conversions.........................................   21,381     21,507     22,159
                                                        =======    =======    =======
Basic earnings per share..............................  $  0.50    $  0.55    $  1.07
                                                        =======    =======    =======
Diluted earnings per share............................  $  0.50    $  0.55    $  1.06
                                                        =======    =======    =======

     Options to purchase 937 shares of Class A common stock at exercise prices ranging from $8.62-$15 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2010.

     Options to purchase 746 shares of Class A common stock at exercise prices ranging from $9.75-$15 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2009.

                                  SCHAWK, INC.

NOTE 18. GEOGRAPHIC REPORTING

     The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 2000, 1999 and 1998 is as follows:

                                                                                   OTHER
                                                      UNITED STATES    CANADA     FOREIGN
                                                      -------------    -------    -------
2000
Sales...............................................    $160,761       $39,850    $5,888
Long-lived assets...................................      87,796        16,839     7,552
1999
Sales...............................................    $142,702       $40,182    $1,920
Long-lived assets...................................      89,980        19,939     6,513
1998
Sales...............................................    $123,096       $22,293    $   --
Long-lived assets...................................      59,225        14,757        --

     Long-lived assets are non-current assets that are identified with the operations in each geographic area.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has no items to report under item 9 of this Annual Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and persons nominated to become directors and information regarding executive officers of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 16, 2001, and is to be filed with the Securities and Exchange Commission on or before April 30, 2001 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements are included in Item 8:

          1. All financial statements

             Reports of independent auditors and independent public accountants

             FINANCIAL STATEMENTS:

             Consolidated Balance Sheets--Years Ended December 31, 2000 and 1999

             Consolidated Statements of Operations--Years Ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Cash Flows--Years Ended December 31, 2000, 1999 and 1998

             Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2000, 1999 and
            1998

             Notes to Consolidated Financial Statements

          2. The following financial schedules for the years 2000, 1999 and 1998 are submitted herewith:

SCHEDULE II -- Valuation Reserves

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant for the fourth quarter of 2000 through the filing date of this document.

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
        10.43       -- Stockholder Investment Program dated July 28, 1995.    Registration Statement
                                                                                   No. 33-61375
        10.44a      -- Credit Agreement dated January 23, 1999, by and        Form 8-K dated January
                       between Schawk, Inc. and The First National Bank of           28, 1999
                       Chicago.

      EXHIBIT
      NUMBER                              DESCRIPTION                              INCORPORATED
      -------                             -----------                              ------------
        10.44b      -- Amendment No. 1 to Credit Agreement dated March 15,        Form 8-K dated
                       1999 by and between Schawk, Inc. and The First             March 17, 1999
                       National Bank of Chicago.
        10.45*      -- Schawk, Inc. Employee Stock Purchase Plan effective    Registration Statement
                       January 1, 1999.                                           No. 333-68521
        10.46       -- Second Amended and Restated Credit Agreement dated           1999 10-K
                       as of October 29, 1999, by and among Schawk, Inc.
                       and Bank One, NA, excluding exhibits.
        21**        -- List of Subsidiaries.
        23a**       -- Consent of Expert.
        27**        -- Financial Data Schedule -- 2000.

---------------
 * Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).

** Document attached hereto.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 16th day of March, 2001.

                                            Schawk, Inc.

                                            By:   /s/ Clarence W. Schawk
                                              ----------------------------------
                                                      Clarence W. Schawk
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2001.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

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

               /s/ JAMES J. PATTERSON                    Senior Vice President and Chief Financial
-----------------------------------------------------      Officer
                 James J. Patterson

              /s/ JOHN T. MCENROE, ESQ.                  General Counsel, Assistant Secretary, and
-----------------------------------------------------      Director
                John T. McEnroe, Esq.

               /s/ LEONARD S. CARONIA                    Director
-----------------------------------------------------
                 Leonard S. Caronia

              /s/ JUDITH W. MCCUE, ESQ.                  Director
-----------------------------------------------------
                Judith W. McCue, Esq.

              /s/ HOLLIS W. RADEMACHER                   Director
-----------------------------------------------------
                Hollis W. Rademacher

                                  SCHAWK, INC.

                       SCHEDULE II -- VALUATION RESERVES
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                              ------   ------   -------
                                                                   (IN THOUSANDS)
Balance beginning of year...................................   $636     $730     $ 464
Provision...................................................    394      (94)      266
Deductions..................................................    169       --        --
                                                               ----     ----     -----
Balance end of year.........................................   $861     $636     $ 730

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

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
        10.43       -- Stockholder Investment Program dated July 28, 1995.    Registration Statement
                                                                                   No. 33-61375
        10.44a      -- Credit Agreement dated January 23, 1999, by and        Form 8-K dated January
                       between Schawk, Inc. and The First National Bank of           28, 1999
                       Chicago.

      EXHIBIT
      NUMBER                              DESCRIPTION                              INCORPORATED
      -------                             -----------                              ------------
        10.44b      -- Amendment No. 1 to Credit Agreement dated March 15,        Form 8-K dated
                       1999 by and between Schawk, Inc. and The First             March 17, 1999
                       National Bank of Chicago.
        10.45*      -- Schawk, Inc. Employee Stock Purchase Plan effective    Registration Statement
                       January 1, 1999.                                           No. 333-68521
        10.46       -- Second Amended and Restated Credit Agreement dated           1999 10-K
                       as of October 29, 1999, by and among Schawk, Inc.
                       and Bank One, NA, excluding exhibits.
        21**        -- List of Subsidiaries.
        23a**       -- Consent of Expert.
        27**        -- Financial Data Schedule -- 2000.

---------------
 * Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14(c).

** Document attached hereto.