Form 10-Q
period 2001-03-31
SCHAWK INC
filed 2001-05-15
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 2001 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     Title of Each Class               Name of Exchange on Which Registered
 ---------------------------        --------------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001, are:

                21,364,221 shares, Common Stock, $.008 par value
                ------------------------------------------------

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


================================================================================

PART I
                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                     MARCH 31,
                                                                                       2001      DECEMBER 31,
                                                                                    (UNAUDITED)     2000
                                                                                    ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $     801      $     357
   Trade accounts receivable, less allowance for doubtful accounts
     of $875 at March 31, 2001 and $861 December 31, 2000                              40,271         40,420
   Inventories                                                                          9,475          7,930
   Prepaid expenses and other                                                           5,113          4,986
   Refundable income taxes                                                                747            747
   Deferred income taxes                                                                1,236          1,236
                                                                                    ------------------------
Total current assets                                                                   57,643         55,676

Property and equipment less accumulated depreciation and amortization
   of $71,379 at March 31, 2001 and $69,879 at December 31, 2000                       45,689         44,197
Excess of cost over net assets acquired, less accumulated amortization
   of $9,875 at March 31, 2001 and $9,335 at December 31, 2000                         61,564         62,302
Other assets                                                                            5,199          5,688
                                                                                    ------------------------
Total assets                                                                        $ 170,095      $ 167,863
                                                                                    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                           $   5,809      $   6,170
   Accrued expenses                                                                    11,782         13,520
   Income taxes payable                                                                 1,452            927
   Notes payable to banks                                                              14,994         13,220
   Current portion of long-term debt and capital lease obligations                      6,218          6,260
                                                                                    ------------------------
Total current liabilities                                                              40,255         40,097

Long-term debt                                                                         50,000         48,000
Capital lease obligations                                                                  --             20
Other                                                                                   1,702          1,687
Deferred income taxes                                                                   2,412          2,420
Minority interest in consolidated subsidiary                                            1,079          1,131

STOCKHOLDERS' EQUITY:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 23,079,614 and
     23,062,811 shares issued at March 31, 2001 and December 31, 2000, respectively; 21,380,907 and 21,362,993 shares outstanding at March 31,
     2001 and December 31, 2000,
     respectively                                                                         183            183
   Additional paid-in capital                                                          83,184         83,057
   Retained earnings                                                                   11,990         11,276
   Accumulated comprehensive loss, net                                                 (1,122)          (415)
                                                                                    ------------------------
                                                                                       94,235         94,101
   Treasury stock, at cost, 1,698,707 and 1,699,818 shares of Common
       stock at March 31, 2001 and December 31, 2000, respectively                    (19,588)       (19,593)
                                                                                    ------------------------
Total stockholders' equity                                                             74,647         74,508
                                                                                    ------------------------
Total liabilities and stockholders' equity                                          $ 170,095      $ 167,863
                                                                                    ========================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                           2001         2000
                                                         ----------------------

Net sales                                                $ 45,970      $ 52,856
Cost of sales                                              27,508        31,194
Selling, general, and administrative expenses              14,161        14,608
Goodwill amortization                                         540           579
Restructuring and other charges                               265            --
                                                         ----------------------
Operating income                                            3,496         6,475

Other income (expense)
   Interest and dividend income                                18            20
   Interest expense                                        (1,233)       (1,427)
   Other income                                                 8            17
                                                         ----------------------
                                                           (1,207)       (1,390)
                                                         ----------------------

Income before income taxes and minority interest            2,289         5,085

Income tax provision                                          938         2,232
                                                         ----------------------

Income before minority interest                             1,351         2,853
Minority interest in net loss of subsidiary                    52            55
                                                         ----------------------
Net income                                               $  1,403      $  2,908
                                                         ======================

Earnings per share:
   Basic                                                 $   0.07      $   0.14
   Diluted                                               $   0.07      $   0.14

Weighted average number of common and common
   Equivalent shares outstanding                           21,475        21,460

Dividends per common share                               $ 0.0325      $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                 (In Thousands)

                                                                              2001        2000
                                                                            --------------------
OPERATING ACTIVITIES
Net income                                                                  $ 1,403      $ 2,908
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                            3,652        3,833
     Deferred income taxes                                                       (8)          (9)
     Loss realized on sale of marketable securities                              --            2
     Minority interest                                                          (52)         (55)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                              149       (2,799)
         Inventories                                                         (1,545)      (1,892)
         Prepaid expenses and other                                            (127)        (589)
         Trade accounts payable and accrued expenses                         (2,099)      (1,031)
         Income taxes refundable/payable                                        525        2,410
                                                                            --------------------
Net cash provided by operating activities                                     1,898        2,778

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                     --        3,602
Capital expenditures                                                         (4,889)      (2,614)
Acquisitions, net of cash acquired                                               --         (610)
Other                                                                           539         (293)
                                                                            --------------------
Net cash provided by (used in) investing activities                          (4,350)          85

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net                                      1,774        2,874
Proceeds from long term debt                                                  2,000           --
Principal payments on debt                                                       --       (6,870)
Principal payments on capital lease obligations                                 (62)         (10)
Common stock dividends                                                         (689)        (689)
Issuance of common stock                                                        132          164
Other                                                                            --          343
                                                                            --------------------
Net cash provided by (used in) financing activities                           3,155       (4,188)
                                                                            --------------------
Effect of foreign currency exchange rate changes                               (259)          --
                                                                            --------------------
Net increase (decrease) in cash and cash equivalents                            444       (1,325)
Cash and cash equivalents beginning of period                                   357        2,893
                                                                            --------------------
Cash and cash equivalents end of period                                     $   801      $ 1,568
                                                                            ====================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $ 1,227      $ 1,258
Cash paid for income taxes                                                      357          683



See accompanying notes.

                                  Schawk, Inc.

               Notes to Consolidated Interim Financial Statements
                  (Thousands of dollars, except per share data)

NOTE 1.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2000.


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


NOTE 4.   RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of the year ended December 31, 2000 the Company carried out a restructuring plan (the 2000 Restructuring). The plan included the closing of a small start-up in North Carolina, as well as staffing reductions at a number of the Company's facilities. In the first quarter of 2001, additional restructuring efforts contemplated in the 2000 Restructuring were undertaken resulting in fifty positions being eliminated. A reserve of $265 was established in the first quarter of 2001 for these costs which is classified as Restructuring and other charges on the Consolidated Statement of Operations. The Company anticipates that additional restructuring and other charges will occur in 2001 as the Company continues to restructure its operations. During the first quarter of 2001, $616 was charged against the restructuring reserve from December 31, 2000 leaving a balance in the reserve of $417. In addition, $199 was charge against reserve established in the first quarter of 2001.


NOTE 5.   INVENTORIES

Inventories consist of the following:

                                              March 31       December 31
                                                2001            2000
                                                ----            ----

Raw materials                                  $2,537          $2,147
Work in process                                 7,926           6,771
                                               ------          ------
                                               10,463           8,918
Less: LIFO reserve                               (988)           (988)
                                               ------          ------
                                               $9,475          $7,930
                                               ======          ======

NOTE 6.   EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended March 31
                                                     ---------------------------
                                                      2001                2000
                                                     -------            -------

Income available for common shareholders             $ 1,403            $ 2,908
                                                     =======            =======

Weighted average shares                               21,364             21,301
Effect of dilutive stock options                         111                159
                                                     -------            -------
Adjusted weighted average shares and
   assumed conversions                                21,475             21,460
                                                     =======            =======

Basic earnings per share                             $  0.07            $  0.14
                                                     =======            =======

Diluted earnings per share                           $  0.07            $  0.14
                                                     =======            =======


NOTE 7.   SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                      Three months ended March 31
                                      ---------------------------
2001                 United States    Canada       Other Foreign       Total
----                 -------------    ------       -------------       -----

Sales                   $36,453       $ 7,892        $   1,625       $  45,970
Long-lived assets        88,159        16,697            7,596         112,452


                                      Three months ended March 31
                                      ---------------------------
2000                 United States    Canada       Other Foreign       Total
----                 -------------    ------       -------------       -----

Sales                   $39,857       $11,647        $   1,352       $  52,856
Long-lived assets        88,993        20,010            6,568         115,571

NOTE 8.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. During the quarter ended March 31, 2000, the Company liquidated all of its remaining available-for-sale securities.

The following table sets forth the components of comprehensive income, net of related tax:

                                                  Three months ended March 31
                                               ---------------------------------
                                                  2001                   2000
                                               -----------            ----------

Net income                                     $     1,403            $    2,908
Foreign currency translation adjustments              (707)                   87
                                               -----------            ----------
Comprehensive income                           $       696            $    2,995
                                               ===========            ==========

The components of accumulated comprehensive loss, net of related tax as of March 31, 2001 and December 31, 2000 consisted entirely of foreign currency translation adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, an improvement in results as a result of the Company's restructuring efforts, the success of the Company's growth strategy, the ability of the Company to exploit industry trends, such as outsourcing, the Company' exploitation of technological advancements in the imaging industry, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, a slowdown in graphics design changes in the consumer products industry, the continued demand for its services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

NET SALES of $45,970 for the first quarter of 2001 decreased 13% from net sales of $52,856 for the same period in 2000. Excluding sales from the Company's Montreal operations that were sold in June 2000 net sales decreased 11%. The decrease was primarily attributable to the continuing hold on design changes at consumer products company clients that have recently been acquired or have announced that they are involved in a merger or acquisition with another consumer products company. As was disclosed in the earnings release for the third quarter of 2000, nine of the Company's top twenty accounts were involved in such merger activities. As a result, sales in the fourth quarter of 2000 and the first quarter of 2001 were negatively impacted. Net sales with the Company's top ten accounts in the first quarter were down 10% versus the prior year first quarter. However, net sales improved in the month of March 2001 as compared to the months of January and February 2001.

COST OF SALES as a percentage of net sales for the first quarter of 2001 increased to 60% from 59% for the comparable period in the prior year. The Company's cost of sales primarily consists of fixed labor costs. The one point increase is actually a favorable result given the 11% drop in net sales. The small increase in the cost of sales percentage indicates that the cost cutting moves through its restructurings over the past fifteen months are having a positive effect.

OPERATING INCOME decreased to $3,496 from $6,475 in the prior year first quarter. Operating income before restructuring charges and the loss at InterchangeDigital in the first quarter of 2001 decreased 36% to $4,263 from $6,629 on a comparable basis for the same period in 2000. The decrease primarily resulted from lower net sales as described previously. The restructuring charges were $265 for 2001 and none in 2000 and the loss at InterchangeDigital was $502 in 2001 versus $154 in the prior year first quarter. The increased loss at InterchangeDigital reflects additional staffing costs to support the anticipated growth of its digital asset management software sales and support business.

Selling, general and administrative expenses for the first quarter of 2001 decreased by $447 as compared to the prior year quarter however they increased as a percentage of net sales to 31% of sales for the first quarter of 2001 from 28% for the comparable prior year period. The increased percentage primarily was a function of lower net sales as described previously.

RESTRUCTURING CHARGES:
Included in operating income for the three months ended March 31, 2001 is a restructuring charge of $265. This charge is for severance costs for 50 employees whose positions were eliminated in the first quarter of 2001. The layoffs were necessary to adjust the size of the workforce based on the lower demand the Company experienced in the first quarter as described previously. There were no restructuring charges in the prior year first quarter.


OTHER INCOME (EXPENSE) - NET decreased to $(1,207) of net expense for the first quarter of 2001 compared with $(1,335) of net expense for the same period of 2000. Interest expense for the first quarter of 2001 decreased to $1,233 versus $1,427 in the comparable prior year period. The decrease in interest expense primarily resulted from lower borrowing levels in the first quarter of 2001 as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows in 2000 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2001 versus 2000 as approximately 60% of the Company's debt was at floating rates during the first quarter of 2001.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST, restructuring charges and the pretax loss from InterchangeDigital decreased to $3,056 for the first quarter of 2001 from $5,294 for the same period of 2000 on a comparable basis for the reasons previously discussed.

INCOME TAX PROVISION decreased to 41.0% of pretax income during the first quarter of 2001 versus 43.4% for the comparable prior year period. The decrease in the effective tax rate is primarily attributable to the implementation of certain tax planning strategies in 2000 and 2001.

NET INCOME decreased to $1,403 for the first quarter of 2001 from $2,908 for the same period of 2000 for the reasons previously discussed. The minority interest in the loss at Laserscan increased net income in the first quarter of 2001 by $52 compared to $55 in the first quarter of 2000.

BASIC AND DILUTED EARNINGS PER SHARE was $0.07 for the first quarter of 2001 compared with $0.14 for the same period in 2000. Excluding the restructuring charges and the net loss at InterchangeDigital, earnings per share was $0.09 for the first quarter of 2001 versus $0.14 for the prior year first quarter on a comparable basis.

LIQUIDITY AND CAPITAL RESOURCES
The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $65 million unsecured credit facility, which expires in May 2004, of which approximately $39 million was available for borrowings at March 31, 2001. This facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth, working capital, and certain other financial ratios of which the Company was in compliance at March 31, 2001. In addition, the Company maintains a $15 million unsecured line of credit to provide financing and working capital flexibility. The line of credit is due on demand. As of March 31, 2001, approximately $0.4 million was available under the line of credit. In addition, in the first quarter of 2001, the Company's Laserscan subsidiary entered into a $0.8 million line of credit in Malaysia for short term financing needs. This line of credit had availability of $381 as of March 31, 2001. The Malaysian line of credit is secured by the plant building in Kuala Lumpar, Malaysia.

Cash from operating activities decreased by approximately $880 for the period ended March 31, 2001 versus the comparable period of the prior year primarily due to lower net sales and profits as discussed above.

At March 31, 2001, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $40.0 million, the remaining $30.0 million of which is due in $6 million annual installments from 2001 through 2005 at an interest rate of 6.98%; and (iii) $26 million of borrowings under the Company's unsecured credit facility; and (ii) approximately US $14.6 million of borrowings under the Company's line of credit and $369 outstanding on the Malaysian line of credit at Laserscan.

Capital expenditures of $4,889 were made during the first quarter of 2001 for computer equipment and software for the Company's B2B (business to business) information system, as well as for machinery, equipment and automation to expand production facilities and improve productivity. Depreciation and amortization for the first quarter of 2001 totaled $3,652.

Management believes that the level of working capital and the cash generated from operations is adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through cash generated from future operations or through availability under its financing arrangements.

SEASONALITY

With respect to consumer products packaging, the prepress market is not currently seasonal. On the other hand, there is generally a two to three year cycle for major design changes that the Company has experienced in the last six years resulting in greater volumes in certain years followed by more modest volumes in subsequent years.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     None.

(B)  Exhibits

     None.

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