Form 10-Q
period 2001-06-30
SCHAWK INC
filed 2001-08-06
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter ended June 30, 2001 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

         Title of Each Class            Name of Exchange on  Which Registered
     ---------------------------      -----------------------------------------
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
The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001, is: 21,403,307 shares, Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 13.


================================================================================

PART I
                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                              JUNE 30, 2001        DECEMBER 31,
                                                                               (UNAUDITED)            2000
                                                                              ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   1,516           $     357
   Trade accounts receivable, less allowance for doubtful accounts
     of $913 at June 30, 2001 and $807 at December 31, 2000                        38,628              40,420
   Inventories                                                                      9,774               7,930
   Prepaid expenses and other                                                       4,968               4,986
    Refundable income taxes                                                           747                 747
   Deferred income taxes                                                            1,236               1,236
                                                                              ---------------------------------
Total current assets                                                               56,869              55,676

Property and equipment less accumulated depreciation and amortization
    of $72,364  at June 30, 2001 and $69,879 at December 31, 2000                  46,784              44,197
Excess of cost over net assets acquired, less accumulated amortization
   of $10,413 at June 30, 2001 and $9,335 at December 31, 2000                     61,175              62,302
Other assets                                                                        5,086               5,688
                                                                              ---------------------------------
Total assets                                                                    $ 169,914           $ 167,863
                                                                              =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                       $   4,183           $   6,170
   Accrued expenses                                                                12,012              13,520
   Income taxes payable                                                             2,661                 927
   Notes payable to banks                                                           9,052              13,220
   Current portion of long-term debt and capital lease obligations                  6,160               6,260
                                                                              ---------------------------------
Total current liabilities                                                          34,068              40,097

Long-term debt                                                                     54,000              48,000
Capital lease obligations                                                              --                  20
Other                                                                               1,619               1,687
Deferred income taxes                                                               2,408               2,420
Minority interest in consolidated subsidiary                                        1,100               1,131

STOCKHOLDERS' EQUITY:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     23,243,250 and 23,062,811 shares issued at June 30, 2001
     and December 31, 2000, respectively; 21,403,307 and 21,362,993 shares outstanding at June 30, 2001 and December 31, 2000,
     respectively                                                                     184                 183
   Additional paid-in capital                                                      84,577              83,057
   Retained earnings                                                               13,355              11,276
   Accumulated comprehensive loss, net                                               (398)               (415)
                                                                              ---------------------------------
                                                                                   97,718              94,101
   Treasury stock, at cost, 1,839,943 and 1,699,818 shares of Common
       stock at June 30, 2001 and December 31, 2000, respectively                 (20,999)            (19,593)
                                                                              ---------------------------------
Total stockholders' equity                                                         76,719              74,508
                                                                              ---------------------------------
Total liabilities and stockholders' equity                                      $ 169,914           $ 167,863
                                                                              =================================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                               2001              2000
                                                                          ----------------------------------
Net sales                                                                    $ 47,454          $ 54,741
Cost of sales                                                                  28,075            32,128
Selling, general, and administrative expenses                                  14,052            13,869
Goodwill amortization                                                             538               578
Restructuring and other charges                                                   420                --
                                                                          ----------------------------------
Operating income                                                                4,369             8,166
Other income (expense)
   Interest and dividend income                                                     1                 9
   Interest expense                                                            (1,131)           (1,459)
   Other income                                                                   306                77
                                                                          ----------------------------------
                                                                                 (824)           (1,373)
                                                                          ----------------------------------
Income before income taxes and minority interest                                3,545             6,793

Income tax provision                                                            1,464             2,906
                                                                          ----------------------------------
Income before minority interest                                                 2,081             3,887
Minority interest in net income of subsidiary                                     (21)               --
                                                                          ----------------------------------
                                                                          ----------------------------------
Net income                                                                   $  2,060          $  3,887
                                                                          ==================================
Earnings per share:
   Basic                                                                     $   0.10          $   0.18
   Diluted                                                                   $   0.10          $   0.18

Weighted average number of common and common
   Equivalent shares outstanding                                               21,562            21,436

Dividends per common share                                                   $ 0.0325          $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                               2001               2000
                                                                          -----------------------------------
Net sales                                                                    $ 93,424          $  107,597
Cost of sales                                                                  55,583              63,322
Selling, general, and administrative expenses                                  28,213              28,477
Goodwill amortization                                                           1,078               1,157
Restructuring and other charges                                                   685                  --
                                                                          -----------------------------------
Operating income                                                                7,865              14,641

Other income (expense)
   Interest and dividend income                                                    19                  29
   Interest expense                                                            (2,364)             (2,886)
   Other income                                                                   314                  94
                                                                          -----------------------------------
                                                                               (2,031)             (2,763)
                                                                          -----------------------------------
Income before income taxes and minority interest                                5,834              11,878

Income tax provision                                                            2,402               5,138
                                                                          -----------------------------------
Income before minority interest                                                 3,432               6,740
Minority interest in net loss of subsidiary                                        31                  55
                                                                          -----------------------------------
Net income                                                                   $  3,463              $6,795
                                                                          ===================================
Earnings per share:
   Basic                                                                     $   0.16          $     0.32
   Diluted                                                                   $   0.16          $     0.32

Weighted average number of common and common
   equivalent shares outstanding                                               21,496              21,448

Dividends per common share                                                   $  0.065          $    0.065

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                 (In Thousands)


                                                                               2001                       2000
                                                                          -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                $     3,463                  $   6,795
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              7,283                      7,582
     Deferred income taxes                                                        (12)                       267
     Loss realized on sale of marketable securities                                --                          2
     Gain realized on sale of equipment                                          (291)                        --
     Minority interest                                                            (31)                       (68)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                              1,792                     (1,165)
         Inventories                                                           (1,844)                    (2,085)
         Prepaid expenses and other                                                18                        (88)
         Trade accounts payable and accrued expenses                           (3,495)                    (1,023)
         Income taxes refundable/payable                                        1,734                        (64)
                                                                          -------------------------------------------
Net cash provided by operating activities                                       8,617                     10,153

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                       --                      3,602
Proceeds from sale of equipment                                                   291                         --
Capital expenditures                                                           (8,805)                    (5,578)
Acquisitions, net of cash acquired                                                 --                       (610)
Other                                                                             487                        112
                                                                          -------------------------------------------
Net cash used in investing activities                                          (8,027)                    (2,474)

FINANCING ACTIVITIES
Proceeds (Payments) on short-term borrowings, net                              (4,268)                       600
Proceeds from long term debt                                                    6,000                         --
Principal payments on debt                                                         --                     (9,370)
Principal payments on capital lease obligations                                   (20)                      (256)
Common stock dividends                                                         (1,384)                    (1,379)
Purchase of common stock                                                       (1,419)                        --
Issuance of common stock                                                        1,534                        308
Other                                                                              --                        104
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                               443                     (9,993)
                                                                          -------------------------------------------
Effect of foreign currency exchange rate changes                                  126                         --
                                                                          -------------------------------------------
Net increase (decrease) in cash and cash equivalents                            1,159                     (2,314)
Cash and cash equivalents beginning of period                                     357                      2,893
                                                                          -------------------------------------------
Cash and cash equivalents end of period                                   $     1,516                  $     579
                                                                          ===========================================
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $     2,576                  $   2,438
Cash paid for income taxes                                                        652                      4,446


See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                  (Thousands of dollars, except per share data)

NOTE 1.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2000.


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

NOTE 4.   RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of the year ended December 31, 2000 the Company carried out a restructuring plan (the 2000 Restructuring). The plan included the closing of a small start-up in North Carolina, as well as staffing reductions at a number of the Company's facilities. In the first quarter of 2001, additional restructuring efforts contemplated in the 2000 Restructuring were undertaken resulting in fifty positions being eliminated. A reserve of $265 was established in the first quarter of 2001 for these costs, which is classified as Restructuring and other charges on the Consolidated Statement of Operations. In the second quarter of 2001 an additional $420 was added to the reserve to cover $237 of severance costs for staff reductions at a company facility on the East coast, and $183 to terminate the lease of a facility that was closed in connection with the Company's 1999 restructuring. The $420 additional charge in the second quarter is classified as Restructuring and other charges on the Consolidated Statement of Operations.

The Company anticipates that additional restructuring and other charges will occur in 2001 as the Company continues to restructure its operations. During the first half of 2001, $1,426 was charged against the restructuring reserves established in 1999, 2000, and the first two quarters of 2001.

NOTE 5.   INVENTORIES

Inventories consist of the following:

                                                 June 30      December 31
                                                  2001           2000
                                                  ----           ----

Raw materials                                    $2,467         $2,147
Work in process                                   8,295          6,771
                                                 ------         ------
                                                 10,762          8,918
Less: LIFO reserve                                 (988)          (988)
                                                 ------         ------
                                                 $9,774         $7,930
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended June 30
                                                      --------------------------
                                                        2001              2000
                                                       -------           -------

Income available for common shareholders               $ 2,060           $ 3,887
                                                       =======           =======

Weighted average shares                                 21,374            21,278
Effect of dilutive stock options                           188               158
                                                       -------           -------
Adjusted weighted average shares and
   assumed conversions                                  21,562            21,436
                                                       =======           =======

Basic earnings per share                               $  0.10           $  0.18
                                                       =======           =======

Diluted earnings per share                             $  0.10           $  0.18
                                                       =======           =======


                                                       Six months ended June 30
                                                       -------------------------
                                                        2001              2000
                                                       -------           -------

Income available for common shareholders               $ 3,463           $ 6,795
                                                       =======           =======

Weighted average shares                                 21,369            21,290
Effect of dilutive stock options                           127               158
                                                       -------           -------
Adjusted weighted average shares and
   assumed conversions                                  21,496            21,448
                                                       =======           =======

Basic earnings per share                               $  0.16           $  0.32
                                                       =======           =======

Diluted earnings per share                             $  0.16           $  0.32
                                                       =======           =======

NOTE 7.   SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                        Three months ended June 30
                        --------------------------------------------------------

2001                    United States      Canada     Other Foreign     Total
----                    -------------      ------     -------------     -----

Sales                     $38,491        $  7,106        $ 1,857      $  47,454
Long-lived assets          88,236          16,845          7,964        113,045

                                        Three months ended June 30
                        --------------------------------------------------------

2000                    United States      Canada     Other Foreign     Total
----                    -------------      ------     -------------     -----

Sales                     $42,470        $ 10,775        $ 1,496      $  54,741
Long-lived assets          88,242          19,861          6,278        114,381

                                         Six months ended June 30
                        --------------------------------------------------------

2001                    United States      Canada     Other Foreign     Total
----                    -------------      ------     -------------     -----

Sales                     $74,944        $ 14,998        $ 3,482      $  93,424
Long-lived assets          88,236          16,845          7,964        113,045

                                        Six months ended June 30
                        --------------------------------------------------------

2000                    United States      Canada     Other Foreign      Total
----                    -------------      ------     -------------      -----

Sales                     $82,327        $ 22,422        $ 2,848      $ 107,597
Long-lived assets          88,242          19,861          6,278        114,381

NOTE 8.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's foreign currency translation adjustments to be included in comprehensive income.

The following table sets forth the components of comprehensive income, net of related tax:

                                                     Three months ended June 30
                                                     --------------------------
                                                       2001              2000
                                                      -------           -------

Net income                                            $ 2,060           $ 3,887
Foreign currency translation adjustments                  724               (86)
                                                      -------           -------
Comprehensive income                                  $ 2,784           $ 3,801
                                                      =======           =======


                                                      Six months ended June 30
                                                     --------------------------
                                                       2001              2000
                                                      -------           -------

Net income                                            $ 3,463           $ 6,795
Foreign currency translation adjustments                   17                 1
                                                      -------           -------
Comprehensive income                                  $ 3,480           $ 6,796
                                                      =======           =======

The components of accumulated comprehensive loss, net of related tax as of June 30, 2001 and June 30, 2000 consisted entirely of foreign currency translation adjustments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, an improvement in operating results as a result of the Company's restructuring efforts and an improvement in the market for the Company's services in the future, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of the market for its services and its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, soft market conditions for graphics design changes and advertisements in the consumer products industry, the continued demand for Schawk's services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

THREE MONTHS ENDED JUNE 30, 2001 DISCUSSION

NET SALES of $47,454 for the second quarter of 2001 decreased 11.4% from net sales of $53,550 in the second quarter of 2000, excluding $1,191 from the Montreal operations that were sold June 1, 2000, and therefore, excluded for comparative purposes. The decrease in revenues reflected the soft economy both in consumer products packaging spending and advertising spending. However, despite the soft economy in 2001, net sales improved in the second quarter of 2001 versus the first quarter of 2001 by 3.3%. At this time, there are no indications that the market for Schawk's services will improve before the first quarter of 2002.

COST OF SALES as a percentage of net sales for the first quarter of 2001 increased to 59.2% from 58.7% for the comparable period in the prior year. Given the fact that net sales dropped 11%, a half-point increase in cost of sales is a positive result relative to the sales drop. The small increase in the cost of sales percentage indicates that the cost cutting moves through its restructurings over the past eighteen months are having a positive effect.

OPERATING INCOME before restructuring charges of $420 and the loss at InterchangeDigital of $500 in the second quarter of 2001 decreased 37.4% to $5,289 from $8,440 on a comparable basis for the same period in 2000. The decrease primarily resulted from lower net sales as described previously. The restructuring charges were $420 for 2001 and none in 2000 and the loss at InterchangeDigital was $500 in 2001 versus $274 in the prior year first quarter. The increased loss at InterchangeDigital reflects additional staffing costs to support the anticipated growth of its digital asset management software sales and support business. Sequentially, operating income before restructuring charges and the loss at InterchangeDigital, in the second quarter of 2001, increased $1,026 or 24.1% from $4,263 in the first quarter of 2001 on the same basis. The increase in the second quarter of 2001 over the first quarter of 2001 was primarily due to higher sales in the second quarter of 2001.

Selling, general, and administrative expenses for the second quarter of 2001 increased by $183 as compared to the prior year second quarter. The increase was primarily due to higher expenses at the corporate office to support the growth of the company and the centralizing of computer systems, including computer hardware and software depreciation and amortization, telecommunication costs, and higher advertising and promotion costs. In addition, start-up costs of $212 were incurred to establish a state-of-the-art studio in downtown Chicago to support the packaging, advertising agency and promotional markets. Excluding increased costs at corporate and start-up costs at the Chicago facility, SG&A would have actually decreased approximately $550 or 4% versus the prior year second quarter. SG&A expenses as a percentage of net sales increased to 29.7% of sales for the first quarter of 2001 from 25.4% for the comparable prior year period. The increased percentage primarily was a function of lower net sales as described previously.

RESTRUCTURING CHARGES:
Included in operating income for the three months ended June 30, 2001 is a restructuring charge of $420. This charge consisted of severance costs for positions eliminated in the second quarter of 2001 of $237 and a $183 charge to terminate a lease at a facility that was closed as part of the 1999 Restructuring. The layoffs were in connection with the Company's continuing restructuring efforts to adjust the size of its workforce to a level that will increase productivity in the future. There were no restructuring charges in the prior year second quarter.

OTHER INCOME (EXPENSE) - NET decreased to $(824) of net expense for the second quarter of 2001 compared with $(1,373) of net expense for the same period of 2000. The decrease consisted of $229 of higher other income, primarily from net gains on the sale of equipment and $320 of lower interest expense (net of interest income) for the second quarter of 2001 as compared to the prior year period. The decrease in interest expense primarily resulted from lower borrowing levels in the second quarter of 2001 on average as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows since the second quarter of 2000 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2001 versus 2000 as approximately 55% of the Company's debt was at floating rates during the second quarter of 2001.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST, restructuring charges and the pretax loss from InterchangeDigital decreased to $4,465 for the second quarter of 2001 from $7,067 for the same period of 2000 on a comparable basis for the reasons previously discussed. Sequentially, this pretax income statistic for the second quarter of 2001, increased $1,409 or 46% from the $3,056 recorded in the first quarter of 2001. The increase in the second quarter of 2001 over the first quarter of 2001 was primarily due to higher sales than the first quarter and lower interest expense.

INCOME TAX PROVISION decreased to 41.3% of pretax income during the second quarter of 2001 versus 42.8% for the comparable prior year period. The decrease in the effective tax rate is primarily attributable to the implementation of certain tax planning strategies in 2000 and 2001.

NET INCOME decreased to $2,060 for the second quarter of 2001 from $3,887 for the same period of 2000 for the reasons previously discussed. Sequentially, net income increased from $1,403 in the first quarter of 2001 to $2,060 in the second quarter of 2001 for reasons previously mentioned.

BASIC AND DILUTED EARNINGS PER SHARE was $0.10 for the second quarter of 2001 compared with $0.18 for the same period in 2000. Excluding the restructuring charges and the net loss at InterchangeDigital, earnings per share was $0.12 for the second quarter of 2001 versus $0.19 for the prior year second quarter on a comparable basis.

SIX MONTHS ENDED JUNE 30, 2001 DISCUSSION

NET SALES of $93,424 for the six-month period ended June 30, 2001, decreased 11.3% from net sales of $105,293 in the comparable period of the prior year, excluding $2,304 of sales from the Montreal operation, which were sold June 1, 2000, and therefore excluded for comparative purposes. The decrease in revenues is due to reasons described above in the second quarter discussion and due to lower revenues in the first quarter as previously reported.

NET INCOME for the six months ended June 30, 2001 was $3,463 as compared to $6,795 for the six-month period ended June 30, 2000. When adjusted to remove the $1,002 pretax loss at InterchangeDigital and the $685 pretax restructuring charges in 2001's first half after taxes, net income was $4,454 versus $7,037 on the same basis for the prior year six-month period (a 36.7% decline as compared to a 49.1% decline on an unadjusted basis). The decline in net income was primarily attributable to lower sales and higher general and administrative expenses as described in the second quarter discussion.

BASIC AND DILUTED EARNINGS PER SHARE for the six months ended June 30, 2001 were $0.16 per share as compared to $0.32 per share for the six months ended June 30, 2000. When adjusted to remove the loss at InterchangeDigital and the restructuring charges in the first half of 2001, earnings per share were $0.21 per share versus $0.33 per share on the same basis for the prior year six-month period (a 36.4% decline as compared to a 50% decline on an unadjusted basis).

LIQUIDITY AND CAPITAL RESOURCES
The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $65 million unsecured credit facility, which expires in May 2004, of which approximately $35 million was available for borrowings at June 30, 2001. This facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth, working capital, and certain other financial ratios. In addition, the Company maintains a $15 million unsecured line of credit to provide financing and working capital flexibility. The line of credit is due on demand. As of June 30, 2001, approximately $6 million was available under the line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3.5 million), China (US $1.0 million), and Malaysia (US $0.8 million).

Cash from operating activities of $8,617 decreased by approximately $1,536 for the six month period ended June 30, 2001 versus the comparable period of the prior year primarily due to lower net sales and profits as discussed above.

At June 30, 2001, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, with $30 million remaining to be paid in $6 million annual installments from 2001 through 2005 at an interest rate of 6.98%; and (iii) $30 million of borrowings under the Company's unsecured credit facility; and (ii) approximately $8 million of borrowings under the Company's US line of credit and zero, US $0.6 million and US $0.5 million outstanding on the Canadian, Chinese, and Malaysian lines of credit, respectively.

Capital expenditures of $3,916 were made during the second quarter of 2001. Depreciation and amortization for the second quarter of 2001 totaled $3,631.

During the second quarter, pursuant to an existing authorization from the Board of Directors, the Company purchased $1,419 of treasury stock.

Management believes that the level of working capital and the cash generated from operations is adequate for the Company's liquidity needs related to normal operations, both currently and in the foreseeable future, and that the Company has sufficient resources to support its moderate near-term growth, either through cash generated from future operations or through availability under its financing arrangements. Company management also believes that if additional financing is required to take advantage of growth opportunities, such financing could be achieved at reasonable cost given the Company's historically strong cash flows.

SEASONALITY

With respect to consumer products packaging, the prepress market is not currently seasonal. On the other hand, there is generally a three year cycle for major design changes that the Company has experienced in the last six years resulting in greater volumes in certain years followed by more modest volumes in subsequent years.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. In general, when consumer spending and GDP decreases ad pages decline. Consequently, when ad pages decline the Company's advertising and promotion business declines.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of August, 2001.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer