Form 10-Q
period 2001-09-30
SCHAWK INC
filed 2001-11-13
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 2001 Commission File Number 1-9335

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

                                      60018
                                   (Zip Code)

                                  847-827-9494
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

     Title of Each Class                  Name of Exchange on  Which Registered
---------------------------------        ---------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001, is: 21,420,180 shares, Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 13.

================================================================================

PART I


                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                                    2001            2000
                                                                                 (UNAUDITED)
                                                                                ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     235    $     357
   Trade accounts receivable, less allowance for doubtful accounts
     of $944 at September 30, 2001 and $807 at December 31, 2000                      41,432       40,420
   Inventories                                                                         8,721        7,930
   Prepaid expenses and other                                                          5,316        4,986
    Refundable income taxes                                                              747          747
   Deferred income taxes                                                               1,236        1,236
                                                                                ---------------------------
Total current assets                                                                  57,687       55,676

Property and equipment less accumulated depreciation and amortization
    of $73,558  at September 30, 2001 and $69,879 at December 31, 2000                47,151       44,197
Excess of cost over net assets acquired, less accumulated amortization
   of $10,951 at September 30, 2001 and $9,335 at December 31, 2000                   60,597       62,302
Other assets                                                                           4,229        5,688
                                                                                ---------------------------
Total assets                                                                       $ 169,664    $ 167,863
                                                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                          $   3,565    $   6,170
   Accrued expenses                                                                   13,261       13,520
   Income taxes payable                                                                3,725          927
   Notes payable to banks                                                              7,574       13,220
   Current portion of long-term debt and capital lease obligations                     6,118        6,260
                                                                                ---------------------------
Total current liabilities                                                             34,243       40,097

Long-term debt                                                                        53,000       48,000
Capital lease obligations                                                                 --           20
Other                                                                                  1,536        1,687
Deferred income taxes                                                                  2,401        2,420
Minority interest in consolidated subsidiary                                           1,014        1,131

STOCKHOLDERS' EQUITY:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 23,259,681 and
     23,062,811 shares issued at September 30, 2001 and December 31, 2000, respectively; 21,420,180 and 21,362,993 shares outstanding at September 30,
     2001 and December 31, 2000,
     respectively                                                                        185          183
   Additional paid-in capital                                                         84,711       83,057
   Retained earnings                                                                  14,769       11,276
   Accumulated comprehensive loss, net                                                (1,201)        (415)
                                                                                ---------------------------
                                                                                      98,464       94,101
   Treasury stock, at cost, 1,839,501 and 1,699,818 shares of Common
       stock at September 30, 2001 and December 31, 2000, respectively               (20,994)     (19,593)
                                                                                ---------------------------
Total stockholders' equity                                                            77,470       74,508
                                                                                ---------------------------
Total liabilities and stockholders' equity                                         $ 169,664    $ 167,863
                                                                                ===========================


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                     2001        2000
                                                   --------------------

Net sales                                          $ 47,182    $ 50,631
Cost of sales                                        28,339      29,975
Selling, general, and administrative expenses        13,507      13,110
Goodwill amortization                                   538         579
Restructuring and other charges                         332         880
                                                   --------------------
Operating income                                      4,466       6,087

Other income (expense)
   Interest and dividend income                           1           5
   Interest expense                                  (1,033)     (1,421)
   Other income                                          37       1,209
                                                   --------------------
                                                       (995)       (207)
                                                   --------------------

Income before income taxes and minority interest      3,471       5,880

Income tax provision                                  1,446       2,305
                                                   --------------------

Income before minority interest                       2,025       3,575
Minority interest in net loss of subsidiary              86          --
                                                   --------------------
Net income                                         $  2,111    $  3,575
                                                   ====================

Earnings per share:
   Basic                                           $   0.10    $   0.17
   Diluted                                         $   0.10    $   0.17

Weighted average number of common and common
   Equivalent shares outstanding                     21,698      21,441

Dividends per common share                         $ 0.0325    $ 0.0325

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                      2001         2000
                                                   ----------------------
Net sales                                          $ 140,606    $ 158,228
Cost of sales                                         83,922       93,297
Selling, general, and administrative expenses         41,720       41,587
Goodwill amortization                                  1,616        1,736
Restructuring and other charges                        1,017          880
                                                   ----------------------
Operating income                                      12,331       20,728

Other income (expense)
   Interest and dividend income                           20           34
   Interest expense                                   (3,397)      (4,307)
   Other income                                          351        1,303
                                                   ----------------------
                                                      (3,026)      (2,970)
                                                   ----------------------

Income before income taxes and minority interest       9,305       17,758

Income tax provision                                   3,848        7,443
                                                   ----------------------

Income before minority interest                        5,457       10,315
Minority interest in net loss of subsidiary              117           55
                                                   ----------------------
Net income                                         $   5,574    $  10,370
                                                   ======================

Earnings per share:
   Basic                                           $    0.26    $    0.49
   Diluted                                         $    0.26    $    0.49

Weighted average number of common and common
   equivalent shares outstanding                      21,556       21,358

Dividends per common share                         $  0.0975    $  0.0975

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                 (In Thousands)


                                                                            2001        2000
                                                                          --------------------
OPERATING ACTIVITIES
Net income                                                                $  5,574    $ 10,370
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                          10,734      10,894
     Deferred income taxes                                                     (19)         (4)
     Loss realized on sale of marketable securities                             --           2
     Gain realized on sale of equipment                                       (491)       (930)
     Minority interest                                                        (117)        (55)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                          (1,012)     (3,290)
         Inventories                                                          (791)     (1,965)
         Prepaid expenses and other                                           (330)       (473)
         Trade accounts payable and accrued expenses                        (2,864)     (3,174)
         Income taxes refundable/payable                                     2,798       1,491
                                                                          --------------------
Net cash provided by operating activities                                   13,482      12,866

INVESTING ACTIVITIES
Proceeds from sale of short term investments                                    --       3,602
Proceeds from sale of equipment                                                491       2,130
Proceeds from sale of divisions                                                 --       1,332
Capital expenditures                                                       (11,508)     (8,956)
Acquisitions, net of cash acquired                                            (124)     (1,127)
Other                                                                          401        (899)
                                                                          --------------------
Net cash used in investing activities                                      (10,740)     (3,918)

FINANCING ACTIVITIES
Proceeds (payments) on short-term borrowings, net                           (5,788)      6,605
Proceeds from long term debt                                                11,000          --
Principal payments on debt                                                  (6,000)    (14,370)
Principal payments on capital lease obligations                                (20)       (445)
Common stock dividends                                                      (2,081)     (2,067)
Purchase of treasury stock                                                  (1,419)         --
Issuance of common stock                                                     1,674         456
Other                                                                           --          98
                                                                          --------------------
Net cash used in financing activities                                       (2,634)     (9,723)
                                                                          --------------------
Effect of foreign currency exchange rate changes                              (230)         --
                                                                          --------------------
Net decrease in cash and cash equivalents                                     (122)       (775)
Cash and cash equivalents beginning of period                                  357       2,893
                                                                          --------------------
Cash and cash equivalents end of period                                   $    235    $  2,118
                                                                          ====================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $  3,561    $  3,640
Cash paid for income taxes                                                   1,381       7,030


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

NOTE 4. RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of the year ended December 31, 2000 the Company carried out a restructuring plan (the 2000 Restructuring). The plan included the closing of a small start-up in North Carolina, as well as staffing reductions at a number of the Company's facilities. In the first and second quarters of 2001, additional restructuring efforts were undertaken, including staff reduction and the termination of a lease on a closed facility that resulted in restructuring charges of $265 and $420, in the first and second quarters, respectively. In the third quarter of 2001, an additional $332 restructuring charge was recorded which consisted of $235 for severance payments to 34 employees whose positions were eliminated and $97 for additional costs relating to a previously closed facility. The $332 charge in the third quarter is classified as Restructuring and other charges on the consolidated statement of operations.

The Company anticipates that additional restructuring and other charges will occur in 2001 as the Company continues to restructure its operations. During the first three quarters of 2001, $1,719 was charged against the restructuring reserves established in 1999, 2000, and the first three quarters of 2001.

NOTE 5. INVENTORIES

Inventories consist of the following:

                                        September 30          December 31
                                            2001                 2000
                                            ----                 ----

Raw materials                              $2,454               $2,147
Work in process                             7,255                6,771
                                           ------               ------
                                            9,709                8,918
Less: LIFO reserve                           (988)                (988)
                                           ------               ------
                                           $8,721               $7,930
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

The following table sets forth the computation of basic and diluted earnings per share:


                                             Three months ended September 30
                                             -------------------------------
                                                2001                2000
                                             ----------         -------------

Income available for common shareholders       $ 2,111              $ 3,575
                                               =======              =======

Weighted average shares                         21,405               21,323
Effect of dilutive stock options                   293                  118
                                               -------              -------
Adjusted weighted average shares and
   assumed conversions                          21,698               21,441
                                               =======              =======

Basic earnings per share                       $  0.10              $  0.17
                                               =======              =======

Diluted earnings per share                     $  0.10              $  0.17
                                               =======              =======


                                              Nine months ended September 30
                                              ------------------------------
                                                2001                2000
                                              ------------------------------

Income available for common shareholders        $ 5,574           $10,370
                                                =======           =======

Weighted average shares                          21,381            21,301
Effect of dilutive stock options                    175                57
                                                -------           -------
Adjusted weighted average shares and
   assumed conversions                           21,556            21,358
                                                =======           =======

Basic earnings per share                        $  0.26           $  0.49
                                                =======           =======

Diluted earnings per share                      $  0.26           $  0.49
                                                =======           =======

NOTE 7. SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                      Three months ended September 30
                        --------------------------------------------------------
2001                    United States    Canada      Other Foreign      Total
----                    -------------    --------    -------------     --------

Sales                   $  38,887        $  6,190       $ 2,105        $  47,182
Long-lived assets          87,570          16,213         8,194          111,977

                                      Three months ended September 30
                        --------------------------------------------------------
2000                    United States    Canada      Other Foreign      Total
----                    -------------    ------      -------------     ---------

Sales                   $  40,037        $  8,496       $ 2,098        $  50,631
Long-lived assets          89,897          17,136         6,487          113,520

                                        Nine months ended September 30
                        --------------------------------------------------------
2001                    United States    Canada      Other Foreign      Total
----                    -------------    ------      -------------     ---------

Sales                   $112,534         $21,188        $ 6,884        $140,606
Long-lived assets         87,570          16,213          8,194         111,977

                                        Nine months ended September 30
                        --------------------------------------------------------
2000                    United States    Canada      Other Foreign      Total
----                    -------------    ------      -------------     ---------

Sales                   $121,925         $30,918        $ 5,385        $158,228
Long-lived assets         89,897          17,136          6,487         113,520

NOTE 8. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards 130 (SFAS 130) requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. During the nine months ended September 30, 2000, the Company liquidated all of its remaining available-for-sale securities.

The following table sets forth the components of comprehensive income, net of related tax:

                                               Three months ended September 30
                                             -----------------------------------
                                                2001                    2000
                                             ----------               ----------

Net income                                    $ 2,111                  $ 3,575
Foreign currency translation adjustments         (803)                      53
                                              -------                  -------
Comprehensive income                          $ 1,308                  $ 3,628
                                              =======                  =======


                                                Nine months ended September 30
                                             -----------------------------------
                                                2001                    2000
                                             ----------               ----------

Net income                                    $5,574                   $10,370
Foreign currency translation adjustments        (786)                       54
                                              -------                  ---------
Comprehensive income                          $4,788                   $10,424
                                              =======                  =========


The components of accumulated comprehensive loss, net of related tax as of September 30, 2001 and September 30, 2000 consisted entirely of foreign currency translation adjustments.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combination, and No. 142 Goodwill and Other Tangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamoritization provisions of the Statement is expected to result in an increase in net income of approximately $1,225 ($0.06 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, an improvement in operating results as a result of the Company's restructuring efforts and an improvement in the market for the Company's services in the future, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of the market for its services and its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, weakness in demand for graphics design changes and advertisements in the consumer products industry, the continued demand for Schawk's services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

THREE MONTHS ENDED SEPTEMBER 30, 2001 DISCUSSION

NET SALES of $47,182 for the third quarter of 2001 decreased 6.8% from net sales of $50,631 in the third quarter of 2000. The decrease in revenues reflected the soft economy both in consumer products packaging spending and advertising spending.

COST OF SALES as a percentage of net sales for the third quarter of 2001 increased to 60.0% from 59.2% for the comparable period in the prior year. Given the fact that net sales dropped 6.8%, a small increase in cost of sales is a positive result relative to the sales drop. The small increase in the cost of sales percentage indicates that the cost cutting moves through its restructurings over the past two years are having a positive effect.

OPERATING INCOME before restructuring charges of $332 and the loss at InterchangeDigital of $537 in the third quarter of 2001 decreased 28% to $5,335 from $7,415 on a comparable basis for the same period in 2000. The decrease primarily resulted from lower net sales and losses at start-up operations other than InterchangeDigital. Sequentially, operating income before restructuring charges and the loss at InterchangeDigital, in the third quarter of 2001, increased $46 or 0.8% from $5,289 in the second quarter of 2001 on the same basis.

Selling, general and administrative (SG&A) expenses for the third quarter of 2001 increased by $397 as compared to the prior year third quarter. The increase was primarily due to higher expenses at the corporate office to support the growth of the company and the centralizing of computer systems, including computer hardware and software depreciation and amortization, telecommunication costs, and higher advertising and promotion costs. In addition, start-up costs of $285 were incurred to establish a state-of-the-art studio in downtown Chicago to support the packaging, advertising agency and promotional markets. Excluding increased costs at corporate and start-up costs at the Chicago facility, SG&A would have actually decreased approximately $900 or 6.9% versus the prior year third quarter. SG&A expenses as a percentage of net sales increased to 28.6% of sales for the third quarter of 2001 from 25.9% for the comparable prior year period. The increased percentage was a function of lower net sales and higher SG&A as described above.

RESTRUCTURING CHARGES:
Included in operating income for the three months ended September 30, 2001 is a restructuring charge of $332. This charge consisted of severance costs for positions eliminated in the third quarter of 2001 of $235 and a $97 charge related to a previously closed facility. The layoffs were in connection with the Company's continuing restructuring efforts to adjust the size of its workforce to a level that will increase productivity rates in the future. In the prior year period there was $880 of net restructuring charges for the primarily for the relocation and downsizing of one operation into another in Toronto.

OTHER INCOME (EXPENSE) - NET increased to $995 of net expense for the third quarter of 2001 compared with $207 of net expense for the same period of 2000. The increase consisted of $1,172 of lower other income, primarily from lower net gains on the sale of equipment as compared to the prior year period offset by $384 of lower interest expense (net of interest income) for the third quarter of 2001 as compared to the prior year period. The decrease in interest expense primarily resulted from lower interest rates in 2001 as approximately 64% of the Company's debt was at floating rates during the third quarter of 2001.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST, restructuring charges and the pretax loss from InterchangeDigital decreased to $4,340 for the third quarter of 2001 from $7,208 for the same period of 2000 on a comparable basis for the reasons previously discussed.

INCOME TAX PROVISION increased to 41.7% of pretax income during the third quarter of 2001 versus 39.2% for the comparable prior year period. The increase in the effective tax rate is primarily attributable to a lower than normal rate in 2000 that was necessary to adjust the year to date rate for the nine months ended September 30, 2000.

NET INCOME decreased to $2,111 for the third quarter of 2001 from $3,575 for the same period of 2000 for the reasons previously discussed. Sequentially, net income increased from $2,060 in the second quarter of 2001 to $2,111 in the third quarter of 2001 for reasons previously mentioned.

BASIC AND DILUTED EARNINGS PER SHARE was $0.10 for the third quarter of 2001 compared with $0.17 for the same period in 2000. Excluding the restructuring charges and the net loss at InterchangeDigital, earnings per share was $0.12 for the third quarter of 2001 versus $0.20 for the prior year third quarter on a comparable basis.


NINE MONTHS ENDED SEPTEMBER 30, 2001 DISCUSSION

NET SALES of $140,606 for the nine-month period ended September 30, 2001 decreased 11.1% from net sales of $158,228 in the comparable prior year period. Excluding $1,898 sales from 2000's results for the Montreal operations, which were sold June 1, 2000, and excluding $3,571 of print sales from 2000's results that did not recur as a result of the sale of all printing presses in Toronto in August 2000, sales actually dropped 7.9% on a comparable basis.

NET INCOME for the nine months ended September 30, 2001 was $5,574 as compared to $10,370 for the comparable period of the prior year. The decrease in net income was from a combination of lower sales, higher SG&A expenses, increased restructuring charges and lower one-time gains on the sale of equipment than in the prior year to date period. The explanations for these items are included above in the third quarter discussion.

BASIC AND DILUTED EARNINGS PER SHARE was $0.26 per share for the nine months ended September 30, 2001 as compared to $0.49 per share for the comparable prior year period. The decrease in earnings per share was due to the lower sales and other factors described above in the third quarter discussion.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash held by the Company and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, which expires in May 2004, of which approximately $30,000 was available for borrowings at September 30, 2001. This facility is subject to certain financial covenants that require the Company to maintain certain levels of net worth, working capital, and certain other financial ratios. In addition, the Company maintains a $15,000 unsecured line of credit to provide financing and working capital flexibility. The line of credit is due on demand. As of September 30, 2001, approximately $8,400 was available under the line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3,500) and Malaysia (US $800).

Cash from operating activities of $13,482 increased by approximately $616 for the nine month period ended September 30, 2001 versus the comparable period of the prior year primarily due to lower net sales and profits as discussed above.

At September 30, 2001, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, with $24,000 remaining to be paid in $6,000 annual installments from 2002 through 2005 at an interest rate of 6.98%; and (iii) $35,000 of borrowings under the Company's unsecured credit facility; and (ii) approximately US $6,600 of borrowings under the Company's US line of credit and zero and US $974 outstanding on the Canadian and Malaysian lines of credit, respectively.

Capital expenditures of $2,703 were made during the third quarter of 2001. Depreciation and amortization for the third quarter of 2001 totaled $3,451.

During the nine months ended September 30th, pursuant to an existing authorization from the Board of Directors, the Company purchased $1,419 of treasury stock.

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

SEASONALITY

With respect to consumer products packaging, the prepress market is not currently seasonal. On the other hand, there is generally a three to four year cycle for major design changes that the Company has experienced in the last six years resulting in greater volumes in certain years followed by more modest volumes in subsequent years.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of November, 2001.


SCHAWK, INC.
---------------------------------------------
(Registrant)




/s/ David A. Schawk
---------------------------------------------
President, Chief Executive Officer and
  Director




/s/ James J. Patterson
---------------------------------------------
Senior Vice President and Chief Financial
 Officer