Form 10-K
period 2001-12-31
SCHAWK INC
filed 2002-03-22
CIK 719164

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          ---------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                          ---------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 7, 2002, of the voting stock held by non-affiliates of the Registrant was approximately $51,814,277.

The number of shares outstanding of each of the registrant's classes of common stock as of March 7, 2002, is 21,431,586 shares, Class A Common Stock, $.008 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
---------------------------------------------    ----------------------------------------------------------
1. Proxy Statement for the 2002 Annual           Part III, Items 10, 11, 12 and 13.
   Meeting of Stockholders to be held May 15,
   2002 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                               DECEMBER 31, 2001

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    10
Item 3.    Legal Proceedings...........................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.........    11
                                   PART II
Item 5.    Market for the Registrants' Common Stock and Related
           Stockholder Matters.........................................    12
Item 6.    Selected Financial Data.....................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    13
Item 7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    19
Item 8.    Financial Statements and Supplementary Data.................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures...................................    38
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    38
Item 11.   Executive Compensation......................................    38
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    38
Item 13.   Certain Transactions........................................    38
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    38

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     Schawk, Inc. and its subsidiaries ("Schawk" or the "Company") operate in one operating business segment, Digital Imaging Graphics Arts, that serves consumer products packaging, advertising and promotional markets. The Company is incorporated under the laws of the State of Delaware.

                                    BUSINESS

GENERAL

     The Company is the largest independent provider of digital imaging prepress services to the consumer products packaging market in the world. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital platemaking and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as 3-D imaging for package design, large format printing, digital photography, workflow management consulting services and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted for over 70% of net sales during 2001, 2000 and 1999. The balance of the Company's business consists of the production of similar advertising and promotional applications.

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

     The Company believes that its clients have increasingly chosen to outsource their imaging needs to the Company because of its: (i) high quality customized imaging capabilities; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States, Canada, Mexico and Asia; (iv) digital imaging asset management; (v) workflow management; (vi) art production; and
(vii) ability to service its clients' global prepress requirements through the Company's North American facilities and international subsidiaries and alliance partners.

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

THE COMPANY'S GROWTH STRATEGY

     The Company's primary goal is to enhance its leadership positions in the prepress imaging market serving the consumer products, advertising and promotion markets. Key aspects of the Company's business strategy to achieve this goal include the following:

     - Growth through Acquisitions and Start-up Operations. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million in revenues. In its 48-year business history, the Company has integrated more than 43 prepress and imaging businesses into its operations while streamlining overhead and improving margins in the aggregate. The Company acquired 13 businesses from March 1998 to November 1999 with combined annualized revenues in excess of $77 million. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. The managers of acquired businesses receive performance incentives to continue to profitably grow the business. There were no acquisitions by the Company in 2000 or 2001.

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

     - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their prepress staffs and total number of suppliers. The Company's on-site strategy developed as clients outsource imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort as clients increasingly require on-site service. As of December 31, 2001, the Company had 41 on-site locations staffed by over 130 Schawk employees, approximately 9% of its total workforce. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of digital imaging services. As clients continue to cut their staffing levels, they are expanding the number of services required of their prepress suppliers. As a result, fewer of the

       Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue.

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

MANAGEMENT PHILOSOPHY

     The Company believes that by adhering to its management philosophy, the Company has positioned itself to thrive in the future. The strength of the Company's management philosophy is evidenced by the fact that the Company increased sales and operating income in its digital imaging business in 18 of the last 23 years. The Company's management philosophy incorporates the following key concepts:

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

     The Company's services also include both digital and analog image database archival and management, as well as creative design, 3-D imaging, art production, large format printing, and various related outsourcing and graphics arts consulting services.

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

     The Company's clients typically outsource their prepress requirements and assign the Company the responsibility of interfacing with the clients' designated graphic designers, who design the packaging and the converters or printers who print and produce the packaging and related materials. The Company competes on the basis of offering its multi-national client base: (i) high quality customized imaging; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States and Canada; (iv) digital imaging asset management; (v) workflow management; (vi) art production; and (vii) the ability to service its clients' global prepress requirements through the Company's North American facilities and international subsidiaries and alliance partners.

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

     In keeping with this need for greater control and organization, Schawk has expanded its services into a number of new areas that assist the client with the overall management of their art processes. Schawk has added production art services that quickly execute and expand upon new graphics ideas, and assist the client in speeding their brands to market with fewer errors and higher efficiency. Additional services are provided through InterchangeDigital, a wholly-owed Schawk subsidiary. With InterchangeDigital's PaRTS product (Production and Resource Tracking System), clients are able to maintain a central archive of approved digital graphics and design templates that can be used to normalize the production of packaging and collateral graphics on a global basis. PaRTS also tracks vendor performance, time lines, and other process critical data. InterchangeDigital delivers a broader range of integrated services through its products than competing systems and in-turn is able to drive a better value proposition for its customers. Schawk 3D is another group that Schawk has leveraged to provide 3D modeling capabilities to its customers allowing them to review and deploy new graphics concepts in a shorter time frame, and to proof concepts and collateral before actual manufacturing begins. All of Schawk's related services are leveraging new technologies and solution services that focus on workflow and knowledge collaboration during the product and concept development cycles. We believe that this focus is a visible differentiator with would-be competitors and will help to maintain Schawk's status as a preferred supplier.

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

       Over the course of its 48-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada. As a result, the Company has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

     - Imaging Asset Management. The Company maintains and manages a database for its clients' images and package designs. Once an image is in the Company's database, the client can make frequent regional, seasonal or event related adjustments to the file image prior to printing. The Company's ability to quickly manipulate digital images enables its clients to deliver their products to the market faster. The Company's capabilities also allow it to send an image for output and printing virtually anywhere in the world. As more and more multi-national consumer products companies strengthen their international packaging quality control to enhance their global brand image, they are requiring a more consistent worldwide image. In response to this trend, the Company is playing an increasing role in ensuring that its clients' images are satisfactory and consistent both domestically and internationally. The acquisition of 65% of the Laserscan Group in September, 1999 with operations in China and Malaysia is indicative of Schawk's commitment to its clients on a world-wide basis.

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

     There were no acquisitions in 2000 or 2001. During 1999 the Company completed eight acquisitions: Cactus Imaging Centres in Toronto, Canada; Color One in Cincinnati, OH; Deluxe Engraving in Cincinnati, OH; Designer's Atelier in New York, NY; Inter-Process Service in Stamford, CT; The Mackinder Group in New York, NY; Plewes-Bertouche in Toronto, Canada and Laserscan, with operations in China, Malaysia, and Thailand. During 1998 the Company completed five acquisitions: S&M Rotogravure in New Berlin, Wisconsin; Chromart, Inc. in New York, NY; Horan Imaging Solutions in New York, NY; Design Partners in Toronto, Canada; and Herzig Somerville, Ltd. In Toronto, Canada.

     In 2000, the Company established start-up operations in Stamford, Connecticut and Singapore. In 1999, the Company established start-up operations in Kobe, Japan; Ardsley, New York; and Charlotte, North Carolina. In 1998, the Company established a start-up operations in Queretaro, Mexico. Due to unfavorable market conditions the start-ups in Ardsley, New York; Charlotte, North Carolina; and Stamford, Connecticut were shut down in 1999, 2000 and 2001, respectively.

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

RESEARCH AND DEVELOPMENT

     The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality prepress services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. PaRTS(TM) is an example of the Company's commitment to systems development. Total research and development spending is not material.

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

     Many of the Company's clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven prepress cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts such manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company's business (also see "Seasonality and Cyclicality"). In addition, consumer product manufacturers have a tendency to single-source their prepress work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 2001 no single client accounted for more than 5% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 30% of net sales.

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

INTELLECTUAL PROPERTY

     The Company owns no significant patents. The trademarks "Schawk," "CLICk" "PaRTS" and "Satellite" and the trade names "Anthem New Jersey," "Anthem Los Angeles," "Anthem Toronto," "Anthem Chicago," "Schawk Asia," "Schawk Atlanta," "Schawk Cactus," "Schawk Canada," "Schawk Cherry Hill," "Schawk Chicago," "Schawk Chromart," "Schawk Cincinnati," "Schawk Designer's Atelier," "Schawk Japan," "Schawk Kalamazoo," "Schawk Kuala Lumpur," "Schawk Mexico," "Schawk Milwaukee," "Schawk Minneapolis," "Schawk New York," "Schawk Penang," "Schawk St. Paul," "Schawk Toronto" "Schawk Shanghai," "Schawk Stamford," "Interchange," "Interchange Digital," "Interchange Digital Management Services", "The Palm Group," "Laserscan," are the most significant trademarks and trade names used by the Company or its subsidiaries.

EMPLOYEES

     As of December 31, 2001 the Company had approximately 1,400 full-time employees. Of this number, approximately 30% are production employees represented by local units of the Graphic Arts International Union and by local units of the Toronto Typographical Union. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiations. The Company considers its relationships with its employees and unions to be good.

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

SEASONALITY AND CYCLICALITY

     The Company's digital imaging prepress business for the consumer product packaging prepress market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. On the other hand, there is a three to four year cycle for major design changes that the Company has experienced in the last seven years resulting in greater volumes in certain years followed by more modest volumes as only small changes are made before the next major redesign cycle. With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid December and don't start up again until mid January. Advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines.

ITEM 2. PROPERTIES

     The Company owns or leases the following office and operating facilities:

                                                                             LEASE
                               SQUARE       OWNED/                         EXPIRATION
LOCATION                        FEET        LEASED       PURPOSE              DATE              DIVISION
--------                    -------------   ------  ------------------   --------------   ---------------------
                            (APPROXIMATE)
Cherry Hill, New Jersey....    35,000       Owned   General Offices,     N/A              Schawk Cherry Hill
                                                    Operating Facility
Chicago, Illinois..........    15,200       Leased  General Offices,     May 2005         Anthem Chicago
                                                    Operating Facility
Cincinnati, Ohio...........    74,200       Leased  General Offices,     August 2004      Schawk Cincinnati 446
                                                    Operating Facility
Cincinnati, Ohio...........    12,000       Leased  General Offices      August 2004      Schawk Cincinnati 447
                                                    Operating Facility
Costa Mesa, California.....     3,000       Leased  General Offices,     April 2004       Anthem Los Angeles
                                                    Operating Facility
Des Plaines, Illinois......    14,000       Owned   Executive Offices    N/A              Corporate Office
Des Plaines, Illinois......     4,200       Owned   Operating Facility   N/A              Interchange Digital
Des Plaines, Illinois......    60,000       Leased  General Offices,     November 2010    Schawk Chicago
                                                    Operating Facility
Des Plaines, Illinois......     8,000       Owned   Storage              N/A              Corporate Office
Franklin Park, Illinois....    62,000       Owned   General Offices      N/A              Schawk Chicago
Hackettstown, New Jersey...     3,000       Leased  General Offices,     September 2005   Anthem New Jersey
                                                    Operating Facility
Kalamazoo, Michigan........    67,000       Owned   General Offices,     N/A              Schawk Kalamazoo
                                                    Operating Facility
Kobe, Japan................     1,160       Leased  General Offices,     December 2002    Schawk Japan
                                                    Operating Facility
Kuala Lumpur, Malaysia.....     5,280       Owned   General Offices,     N/A              Laserscan Sdn Bhd
                                                    Operating Facility
Minneapolis, Minnesota.....    31,000       Owned   General Offices,     N/A              Schawk Minneapolis
                                                    Operating Facility

                                                                             LEASE
                               SQUARE       OWNED/                         EXPIRATION
LOCATION                        FEET        LEASED       PURPOSE              DATE              DIVISION
--------                    -------------   ------  ------------------   --------------   ---------------------
                            (APPROXIMATE)
New Berlin, Wisconsin......    43,000       Leased  General Offices,     June 2003        Schawk Milwaukee
                                                    Operating Facility
New York, New York.........     5,000       Leased  General Offices,     December 2003    Schawk Chromart
                                                    Operating Facility
New York, New York.........    31,000       Leased  General Offices,     April 2003       Schawk New York
                                                    Operating Facility
                                                                         December 2003    Schawk Designer's
New York, New York.........     5,000       Leased  General Offices,                      Atelier
                                                    Operating Facility
Penang, Malaysia...........    34,000       Owned   General Offices,     N/A              Laserscan Sdn Berhad
                                                    Operating Facility
                                                                         N/A              Laserscan
Penang, Malaysia...........     1,706       Owned   General Offices,                      Flexographic
                                                    Operating Facility
Penang, Malaysia...........     2,330       Owned   General Offices,     N/A              Laserscan Technology
                                                    Operating Facility
Queretaro, Mexico..........    18,000       Owned   General Offices,     N/A              Schawk Mexico
                                                    Operating Facility
Roseville, Minnesota.......    28,000       Leased  General Offices,     May 2004         Schawk St. Paul
                                                    Operating Facility
Shanghai, China............    19,400       Leased  General Offices,     November 2005    Laserscan Shanghai
                                                    Operating Facility
Singapore..................     7,500       Leased  General Offices      December 2004    Schawk Singapore
Smyrna, Georgia............    25,200       Leased  General Offices,     October 2003     Schawk Atlanta
                                                    Operating Facility
Stamford, Connecticut......    20,000       Leased  General Offices,     August 2004      Schawk Stamford
                                                    Operating Facility
Toronto, Ontario, Canada...    56,000       Leased  General Offices,     December 2004    Schawk Toronto
                                                    Operating Facility
Toronto, Ontario, Canada...     8,292       Leased  General Offices,     January 2005     Anthem Toronto
                                                    Operating Facility
Toronto, Ontario, Canada...    17,500       Leased  General Offices,     November 2007    Schawk Cactus
                                                    Operating Facility

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders for the three months ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION QUARTERLY FINANCIAL DATA

                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         2000        2000         2000            2000         2001        2001         2001            2001
                       ---------   --------   -------------   ------------   ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............   $52,856    $54,741       $50,631        $48,271       $45,970    $47,454       $47,182        $45,640
Cost of sales........    31,194     32,128        29,975         29,903        27,508     28,075        28,339         27,207
                        -------    -------       -------        -------       -------    -------       -------        -------
Gross Profit.........    21,662     22,613        20,656         18,368        18,462     19,379        18,843         18,433
Net income...........   $ 2,908    $ 3,887       $ 3,575        $   271       $ 1,403    $ 2,060       $ 2,111        $ 2,444
                        =======    =======       =======        =======       =======    =======       =======        =======
Earnings per share
  Basic..............   $  0.14    $  0.18       $  0.17        $  0.01       $  0.07    $  0.10       $  0.10        $  0.11
  Diluted............      0.14       0.18          0.17           0.01          0.07       0.10          0.10           0.11

DIVIDENDS DECLARED

                                                                 PER CLASS A
                                                                COMMON SHARE
                                                              -----------------
QUARTER ENDED:                                                 2001      2000
--------------                                                -------   -------
March 31....................................................  $0.0325   $0.0325
June 30.....................................................   0.0325    0.0325
September 30................................................   0.0325    0.0325
December 31.................................................   0.0325    0.0325
                                                              -------   -------
          Total.............................................  $0.1300   $0.1300
                                                              =======   =======

STOCK PRICES

QUARTER ENDED:                                              2001 HIGH/LOW   2000 HIGH/LOW
--------------                                              -------------   -------------
March 31..................................................  $ 9.31 - 8.60   $9.13 - 7.50
June 30...................................................   11.50 - 8.80    9.44 - 7.88
September 30..............................................   11.20 - 9.61    9.69 - 8.88
December 31...............................................   11.23 - 9.27    9.63 - 8.56

     The Registrant's stock is listed on the NYSE. The Registrant has approximately 877 stockholders of record as of March 7, 2002.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED INCOME STATEMENT
  INFORMATION
  Net Sales.............................  $186,246   $206,499   $184,804   $145,389   $116,053
  Operating Income......................    17,376     22,973     23,661     28,308     19,865
  Income Before Income Taxes and
     Minority Interest..................    13,129     18,111     20,038     29,748     20,446
  Income Taxes..........................     5,320      7,567      8,240     12,050      8,297
  Minority Interest in net loss of
     subsidiary.........................       209         97         --         --         --
  Net Income............................     8,018     10,641     11,798     17,698     12,149
  Net Income Per Common Share(a)
     Basic..............................  $   0.37   $   0.50   $   0.55   $   1.07   $   0.56
     Diluted............................      0.37       0.50       0.55       1.06       0.55
CONSOLIDATED BALANCE SHEET INFORMATION
  Working Capital.......................  $ 26,796   $ 15,579   $ 22,364   $ 35,453   $ 26,283
  Total Assets..........................   166,125    167,863    177,261    138,510    126,923
  Long-Term Debt, Capital Lease
     Obligations and Redeemable
     Preferred Stock....................    52,131     48,020     67,494     39,619     44,854
  Stockholders' Equity..................    79,537     74,508     66,658     65,023     55,908
OTHER DATA
  Cash Dividends per Common Share.......  $   0.13   $   0.13   $ 0.2275   $   0.26   $   0.26
  Depreciation and Amortization.........    14,138     14,278     12,310      7,741      6,949
  Capital Expenditures..................    14,431     15,476     17,874      9,508      7,148

---------------
(a) 1998 earnings per share includes $0.27 for the discount on redemption of preferred stock.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, the anticipated benefits from restructuring activities, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance that the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include the level of business activity at the Company's clients and the ability of the Company to implement its growth strategy.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in the Company's consolidated income statement:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                2001       2000       1999
                                                                -----      -----      -----
Net sales...................................................    100.0%     100.0%     100.0%
Cost of sales...............................................     59.7       59.7       58.5
Gross profit................................................     40.3       40.3       41.5
Selling, general and administrative.........................     29.3       26.7       25.9
Goodwill amortization.......................................      1.1        1.0        1.1
Restructuring and other charges.............................      0.6        1.5        1.7
Operating income............................................      9.3       11.1       12.8
Income before income taxes..................................      7.1        8.8       10.8
Net income..................................................      4.3%       5.2%       6.4%

2001 COMPARED TO 2000

     Net sales. Net sales for 2001 decreased 9.8% to $186.2 million from $206.5 million in 2000. The decrease in revenues was primarily attributable to soft market conditions and mergers among many of the Company's largest clients. Soft market conditions that began impacting the Company's results in mid-2000 continued throughout all of 2001. However, prepress for the packaging part of the business started to pick up in the fourth quarter. Conversely, the prepress for advertising and promotion part of the business remained soft throughout the fourth quarter reflecting the lowest level of advertising spending in 20 years. Nine of the Company's top 20 accounts were involved in mergers in 2000 and 2001. With respect to the impact of the mergers of many of our top accounts, branding and marketing decisions were put on hold while corporate branding strategies were being reviewed and changed. Management of the Company believes that most of the slowdown in business related to mergers at the Company's clients is over. Finally, two percentage points of the drop in sales in 2001 was from a strategic withdrawal from printing in connection with consolidation of facilities in the Toronto marketplace, which historically were at low margins and not part of the company's plans for the future.

     Cost of sales. Cost of sales for 2001 as a percent of sales was consistent with the prior year at 59.7% despite the decrease in sales previously described. Approximately 70% of the Company's costs are labor costs. The Company was able to reduce costs as a result of previous and current year restructuring efforts through attrition and layoffs.

     Operating income. Operating income decreased 24.4% to $17.4 million in 2001 from $23.0 million in 2000. Operating income was negatively impacted by lower gross profit due to lower volumes at most of the Company's divisions in 2001. Selling, general and administrative ("SG&A") expenses increased as a percentage of sales to 29.3% in 2001 from 26.7% for 2000 as a result of spending on the Company's own branding changes, including logo changes, new identities for the operating units using the Schawk name to replace the historical names of acquired companies and increased advertising. Other increases in SG&A are due to increased depreciation and amortization in SG&A related to new computer equipment and software purchased in 2000 to upgrade the Company's information systems to make them consistent throughout the organization and increased staffing in information systems to carry out the new systems initiatives.

     Restructuring and other charges. The Company continued its restructuring program in 2001 reducing staffing levels by 140 positions and further consolidating certain operations. Total restructuring charges for 2001 were $1.1 million compared to $3.1 million in the previous year. The Company continues to evaluate its operations for possible changes including consolidation of certain locations and changing the staffing levels of other operations to reflect the volume of business being serviced by such locations. The $1.1 million of restructuring charges in 2001 consisted of severance costs of $0.8 million and lease termination and other costs of $0.3 million. The 2000 Restructuring and the 2000 Canadian Restructuring were completed in 2001 (see 2000 Compared to 1999 discussion).

     Other income (expense). Other income (expense) for 2001 resulted in other expense, net of $4.2 million as compared to $4.9 million in the prior year. The decreased expense is primarily due to $1.6 million less interest expense in 2001 as compared to 2000. The decreased interest expense resulted from repaying debt from cash flow and from lower interest rates. Conversely, other expense in 2001 was sixty-three thousand dollars as compared to $0.9 million of other income in 2000. Other income in 2000 consisted primarily of gains from the sale of printing presses in Canada in the third quarter totaling $0.9 million.

     Income before income taxes. Income before income taxes for 2001 decreased 27.6% to $13.1 million from $18.1 in 2000. The pretax income margin for 2001 was 7.1% compared with 8.8% in 2000. The reduction in pretax income margin was primarily due to lower sales in 2001 as compared to 2000 as described previously.

     Income taxes. Income taxes were at an effective rate of 40.5% and 41.8% for 2001 and 2000, respectively. The decrease in the effective rate was primarily due to lower taxes in high tax rate states due to lower profits attributable to those states in 2001 as compared to 2000.

     Net income. Net income decreased 24.6% to $8.0 million for 2001 from $10.6 for 2000 for the reasons previously discussed.

     Earnings per share. Both basic and diluted earnings per share decreased to $0.37 for 2001 from $0.50 in 2000 as a result of the decrease in net income.

2000 COMPARED TO 1999

     Net sales. Net sales for 2000 increased 11.7% to $206.5 million from $184.8 million in 1999. The increase in revenues was all attributable to revenues from acquisitions in 1999. The market for digital imaging for high-end consumer product packaging was soft in the second half of 2000. As a result, lower than anticipated volumes were experienced throughout the last six months of 2000 at both the Company's historical operations and its acquired businesses.

     Cost of sales. Cost of sales for 2000 increased as a percent of sales to 59.7% from 58.5% for 1999 because of higher indirect costs as a percentage of sales as a result of the reduced sales volumes at the Company's historical operations.

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

     The Company acquired 13 businesses in 1998 and 1999. As part of the Company's process of integrating these businesses and improving the profitability of all of its divisions, it continued the process started in 1999 to consolidate certain operations. In 2000, the Company identified certain operations that were to be combined and/or shut down. In addition, other locations carried out staffing reductions during 2000. These activities resulted in $2.3 million dollars of pretax charges in 2000. These restructuring charges relate to three separate restructuring plans that impacted 2000 results. These restructurings and the charges related to each are described in the following paragraph. In addition, in the fourth quarter of 2000, the Company wrote down the book value of certain assets whose value was impaired. The impairment was caused by, among other things, replacement with newly acquired technically advanced hardware and software that provided more efficient throughput, rendering existing equipment obsolete. This charge was $0.8 million on a pretax basis.

     Restructuring. In 1999 the Company carried out a United States Restructuring Plan "the 1999 Restructuring" (See 1999 Restructuring). As the Company continued to evaluate its operations in 2000 further restructurings were undertaken.

          2000 Canadian Restructuring. In the third quarter of 2000, the Company determined that it needed to reduce the number of locations it was operating in the Toronto marketplace from four to three in order to reduce costs and better coordinate services for clients. As a result, a restructuring plan was put into place "the 2000 Canadian Restructuring". This plan was carried out in July 2000. The restructuring relocated the Herzig Somerville business into the Batten Graphics location. In connection with the relocation, the three printing presses at Herzig Somerville were sold. In addition, a staff reduction occurred to reflect the level of business at Herzig Somerville at the time of the relocation. Therefore, in connection with the relocation, 49 positions were eliminated out of a total staff of 129. The total cost of the restructuring in the third quarter of 2000 was $1.3 million, consisting of $1.0 million of severance costs and $0.3 million of lease termination costs. The Company realized a gain of $0.9 million on the sale of the three printing presses.

          In addition, in the fourth quarter of 2000, the Company increased its accruals for shutdown costs at the vacated Herzig Somerville facility and laid off six additional employees resulting in fourth quarter charges totaling $0.2 million.

          2000 Restructuring. In the fourth quarter of 2000, in response to a drop in business with many of the Company's top accounts and due to the need for further layoffs to reduce costs, the Company decided to further restructure its operations and adopted a 2000 United States Restructuring Plan "the 2000 Restructuring". The 2000 Restructuring included the closing of a start-up in North Carolina as well as staffing reductions at a number of the Company's facilities. The total restructuring charge in the fourth quarter for the 2000 Restructuring was $0.7 million. In addition, the Company recorded a charge for asset impairments of $0.8 million related to equipment that is no longer used in the Company's operations and has been written down to net realizable value.

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

          During 2000, all of the plant closings, consolidations and staffing reductions that were planned for in the 1999 Restructuring were completed.

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

     Income before income taxes. Income before income taxes for 2000 decreased 9.5% to $18.1 million from $20.0 in 1999. The pretax income margin for 2000 was 8.8% compared with 10.8% in 1999. The reduction in pretax income margin was primarily due to increased interest expense in 2000 as compared to 1999 as described previously.

     Income taxes. Income taxes were at an effective rate of 41.8% and 41.1% for 2000 and 1999, respectively. The increase in the effective rate was primarily due to the non-recurrence of reductions in certain deferred tax liabilities in 1999.

     Net income. Net income decreased 10.2% to $10.6 million for 2000 from $11.8 for 1999 for the reasons previously discussed.

     Earnings per share. Both basic and diluted earnings per share decreased to $0.50 for 2000 from $0.55 in 1999 as a result of the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company presently finances its business from available cash and from cash generated from operations. Cash generated from operations in 2001 totaled $23.2 million. The Company maintains a $65 million unsecured credit facility, expiring May 2004, of which approximately $31.0 million was available for borrowings at December 31, 2001. The Company also maintains a $15 million unsecured demand line of credit to provide financing and working capital flexibility. At December 31, 2001, approximately $13.3 million was available for borrowings under the demand line of credit. The company also maintains working capital demand lines of credit in Canada (US $3.5 million) and Malaysia (US $1.3 million).

     Long-term debt and capital lease obligations increased to $52.1 million at December 31, 2001 from $48.0 million at December 31, 2000. The Company increased long-term debt through additional borrowings of $4.0 million on its unsecured credit facility while decreasing the amount outstanding on its demand line of credit, included in current liabilities, by $11.5 million.

     At December 31, 2001, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $24.0 million with terms ranging from 2001 through 2005 at an interest rate of 6.98%; (ii) $34.0 million of borrowings under the Company's unsecured credit facility; (iii) $1.7 million of borrowings under its unsecured demand credit line; and (iv) $1.3 million of borrowings under its Malaysian line of credit.

     Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

     The Company had capital expenditures in 2001 of $14.4 million, in 2000 of $15.5 million, and in 1999 of $17.9 million. Capital expenditures made in 2001, 2000 and 1999 were principally for machinery, equipment and computer hardware and software to improve productivity, and for the purchase of one facility and building renovations.

     The Company had depreciation of $12.0 million in 2001, $12.1 million in 2000, and $10.4 million in 1999. Amortization of goodwill totaled $2.2 million in 2001, $2.2 in 2000, and $1.9 million in 1999.

     In 2001 and 2000, contingent payments representing additional purchase price on certain acquisitions totaled $0.1 million and $1.1 million, respectively.

     The Company repurchased $1.5 million in Class A Common Stock in 2001 under a share repurchase program approved by the Board of Directors. No Class A Common Stock was purchased in 2000.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the consolidated financial statements.

     Accounts Receivable. The Company's clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represent more than 5% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified in the portfolio.

     Impairment of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

     Goodwill and Other Acquired Intangible Assets. The Company had made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

     Effective in 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1,500 ($0.07 per share) per year. During 2002, the Company will perform the first of the required impairment rests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company does not anticipate any adverse impact on the Company earnings or financial position as a result of these tests.

IMPACT OF INFLATION

     The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     Based on the Company's variable rate debt outstanding at December 31, 2001, a 1% change in interest rates would impact interest expense by approximately $0.4 million. Assuming similar interest rates volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

     The Company has foreign operations that expose it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have material effect on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO FINANCIAL STATEMENTS COVERED BY
                        REPORTS OF INDEPENDENT AUDITORS

                                                                PAGE
                                                                ----
Management's Responsibilities for Financial Reporting.......     20
Report of Independent Auditors..............................     21
FINANCIAL STATEMENTS
  Consolidated Balance Sheets -- December 31, 2001 and
     2000...................................................     22
  Consolidated Statements of Operations -- Years Ended
     December 31, 2001, 2000 and 1999.......................     23
  Consolidated Statements of Cash Flows -- Years Ended
     December 31, 2001, 2000 and 1999.......................     24
  Consolidated Statements of Stockholders' Equity -- Years
     Ended December 31, 2001, 2000, and 1999................     25
  Notes to Consolidated Financial Statements................     26
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II -- Valuation Reserves...........................     42

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

     We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Chicago, Illinois
February 15, 2002

                                  SCHAWK, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,112    $    357
  Trade accounts receivable, less allowance for doubtful
     accounts of $813 in 2001 and $807 in 2000..............    38,302      40,420
  Inventories...............................................     7,925       7,930
  Prepaid expenses and other................................     5,091       4,986
  Refundable income taxes...................................       875         747
  Deferred income taxes.....................................     1,241       1,236
                                                              --------    --------
          Total current assets..............................    54,546      55,676
Property and equipment, net.................................    47,606      44,197
Excess of cost over net assets acquired, less accumulated
  amortization of $11,496 in 2001 and $9,335 in 2000........    60,023      62,302
Other assets................................................     3,950       5,688
                                                              --------    --------
          Total assets......................................  $166,125    $167,863
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $  3,580    $  6,170
  Accrued expenses..........................................    12,854      13,520
  Income taxes payable......................................     2,080         927
  Notes payable to banks....................................     2,963      13,220
  Current portion of long-term debt and capital lease
     obligations............................................     6,273       6,260
                                                              --------    --------
          Total current liabilities.........................    27,750      40,097
Long-term debt..............................................    52,000      48,000
Capital lease obligations...................................       131          20
Other.......................................................     1,342       1,687
Deferred income taxes.......................................     4,443       2,420
Minority interest in consolidated subsidiary................       922       1,131
Stockholders' Equity:
  Common stock..............................................       185         183
  Additional paid-in capital................................    85,157      83,057
  Retained earnings.........................................    16,512      11,276
  Accumulated comprehensive loss, net.......................    (1,247)       (415)
                                                              --------    --------
                                                               100,607      94,101
  Treasury stock, at cost...................................   (21,070)    (19,593)
                                                              --------    --------
          Total stockholders' equity........................    79,537      74,508
                                                              --------    --------
          Total liabilities and stockholders' equity........  $166,125    $167,863
                                                              ========    ========

                            See accompanying notes.

                                  SCHAWK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
Net sales...................................................    $186,246    $206,499    $184,804
Cost of sales...............................................     111,129     123,200     108,186
                                                                --------    --------    --------
Gross profit................................................      75,117      83,299      76,618
Selling, general, and administrative expenses...............      54,460      55,034      47,901
Goodwill amortization.......................................       2,161       2,155       1,944
Restructuring and other charges.............................       1,120       3,137       3,112
                                                                --------    --------    --------
Operating income............................................      17,376      22,973      23,661
Other income (expense):
  Interest and dividend income..............................          52          41         624
  Interest expense..........................................      (4,236)     (5,819)     (4,424)
  Other.....................................................         (63)        916         177
                                                                --------    --------    --------
                                                                  (4,247)     (4,862)     (3,623)
                                                                --------    --------    --------
Income before income taxes and minority interest............      13,129      18,111      20,038
Income tax provision........................................       5,320       7,567       8,240
                                                                --------    --------    --------
Income before minority interest.............................       7,809      10,544      11,798
Minority interest in net loss of subsidiary.................         209          97          --
                                                                --------    --------    --------
          Net income........................................    $  8,018    $ 10,641    $ 11,798
                                                                ========    ========    ========
Earnings per share:
  Basic.....................................................    $   0.37    $   0.50    $   0.55
  Diluted...................................................    $   0.37    $   0.50    $   0.55
Dividends per Class A common share..........................    $   0.13    $   0.13    $   0.22

                            See accompanying notes.

                                  SCHAWK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
OPERATING ACTIVITIES
Net income..................................................    $  8,018    $ 10,641    $ 11,798
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation..............................................      11,977      12,123      10,366
  Amortization..............................................       2,161       2,155       1,944
  Loss on sale of division..................................         300         455          --
  Gain on capital lease termination.........................          --        (372)         --
  Deferred income taxes.....................................       2,018        (671)     (1,613)
  Restructuring charge......................................          --         468          --
  Asset impairment charge...................................          --         799         869
  Gain realized on sale of equipment........................        (398)       (980)         --
  Gain realized on sale of marketable securities............          --           2         (84)
  Minority interest in net loss of subsidiary...............        (209)        (97)         --
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade accounts receivable..............................       2,118       1,025       1,463
     Inventories............................................           5        (339)       (843)
     Prepaid expenses and other.............................        (547)     (1,632)        234
     Trade accounts payable and accrued expenses............      (3,282)     (3,734)      1,846
     Income taxes refundable/payable........................       1,025         725      (1,323)
                                                                --------    --------    --------
          Net cash provided by operating activities.........      23,186      20,568      24,657
INVESTING ACTIVITIES
Proceeds from sale of division..............................          --       1,521          --
Proceeds from sale of marketable securities.................          --       3,602      20,116
Proceeds from disposal of property and equipment............         741       2,298          --
Purchase of marketable securities...........................          --          --      (7,563)
Purchases of property and equipment.........................     (14,431)    (15,476)    (17,874)
Acquisitions, net of cash acquired..........................        (124)     (1,071)    (41,569)
Other.......................................................         348      (1,414)        230
                                                                --------    --------    --------
          Net cash used in investing activities.............     (13,466)    (10,540)    (46,660)
FINANCING ACTIVITIES
Proceeds from debt..........................................      11,263       5,020      38,829
Issuance of common stock....................................       2,112         544       2,690
Principal payments on debt..................................     (17,520)    (14,370)     (5,000)
Principal payments on capital lease obligations.............        (234)       (851)       (899)
Cash dividends..............................................      (2,766)     (2,775)     (4,885)
Purchase of common stock....................................      (1,503)         --      (8,241)
Effect of foreign currency rate changes.....................        (317)       (132)        176
                                                                --------    --------    --------
          Net cash provided by (used in) financing
            activities......................................      (8,965)    (12,564)     22,670
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........         755      (2,536)        667
Cash and cash equivalents beginning of period...............         357       2,893       2,226
                                                                --------    --------    --------
Cash and cash equivalents end of period.....................    $  1,112    $    357    $  2,893
                                                                ========    ========    ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued in connection with acquisitions................    $     --    $     --    $    791
Stock options issued in connection with acquisitions........          --          --         700
Dividends issued in the form of Class A common stock........          16          20          26
Cash paid for interest......................................       4,454       4,954       3,778
Cash paid for income taxes..................................       2,204       8,241      10,331
Forgiveness of capital lease obligation.....................          --       3,858          --

                            See accompanying notes.

                                  SCHAWK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                              CLASS A    ADDITIONAL    RETAINED                  ACCUMULATED
                                              COMMON      PAID-IN      EARNINGS     TREASURY    COMPREHENSIVE
                                               STOCK      CAPITAL      (DEFICIT)     STOCK         INCOME
                                              -------    ----------    ---------    --------    -------------
BALANCE AT DECEMBER 31, 1998..............     $181       $80,262       $ (3,503)   $(11,426)      $  (491)
Net income................................       --            --         11,798          --            --
Sale of Class A common stock..............       --            47             --          --            --
Purchase of Class A treasury stock........       --            --             --      (8,241)           --
Issuance of Class A common restricted
  shares to employees.....................       --           182             --          --            --
Stock options issued in acquisitions......       --           700             --          --            --
Stock issued under employee stock purchase
  plan....................................       --           520             --          --            --
Foreign currency translation adjustment...       --            --             --          --           292
Issuance of Class A stock in connection
  with acquisition........................        1           790             --          --            --
Issuance of Class A common stock under
  dividend reinvestment program...........       --            --             --          45            --
Cash dividends............................       --            --         (4,885)         --            --
Other.....................................       --           450             --          --            --
Decrease in unrealized appreciation of
  marketable securities...................       --            --             --          --           (64)
                                               ----       -------       --------    --------       -------
BALANCE AT DECEMBER 31, 1999..............     $182       $82,951       $  3,410    $(19,622)      $  (263)
Net income................................       --            --         10,641          --            --
Sale of Class A common stock..............       --            60             --          --            --
Purchase of Class A treasury stock........       --            --             --          (1)           --
Stock issued under employee stock purchase
  plan....................................        1           647             --          --            --
Foreign currency translation adjustment...       --            --             --          --          (152)
Issuance of Class A common stock under
  dividend reinvestment program...........       --            --             --          30            --
Cash dividends............................       --            --         (2,775)         --            --
Cancellation of stock issued for
  acquisition.............................       --          (486)            --          --            --
Other.....................................       --          (115)            --          --            --
                                               ----       -------       --------    --------       -------
BALANCE AT DECEMBER 31, 2000..............     $183       $83,057       $ 11,276    $(19,593)      $  (415)
Net income................................       --            --          8,018          --            --
Sale of Class A common stock..............        1         1,349             --          --            --
Purchase of Class A treasury stock........       --            --             --      (1,503)           --
Stock issued under employee stock purchase
  plan....................................        1           570             --          --            --
Foreign currency translation adjustment...       --            --             --          --          (832)
Issuance of Class A common stock under
  dividend reinvestment program...........       --            --            (16)         26            --
Cash dividends............................       --            --         (2,766)         --            --
Issuance of Class A common restricted
  shares to employees.....................       --           181             --          --            --
                                               ----       -------       --------    --------       -------
BALANCE AT DECEMBER 31, 2001..............     $185       $85,157       $ 16,512    $(21,070)      $(1,247)
                                               ====       =======       ========    ========       =======

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. Certain inventories, which approximate 38% of total inventories in 2001 and 28% in 2000 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

EXCESS OF COST OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1,500 ($0.07 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company does not anticipate any adverse impact on the Company earnings or financial position as a result of these tests.

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                               2001      2000       1999
                                                              ------    -------    -------
Net income................................................    $8,018    $10,641    $11,798
Decrease in unrealized appreciation of available-for-sale
  securities..............................................        --         --        (64)
Foreign currency translation adjustments..................      (832)      (152)       292
                                                              ------    -------    -------
Comprehensive income......................................    $7,186    $10,489    $12,026
                                                              ======    =======    =======

NOTE 3. RESTRUCTURING

     The Company acquired 13 businesses from March 1998 through November 1999. At the end of 1999, Company management determined that, since the Company had multiple operations in certain markets, there were opportunities to consolidate operations. The three markets that were to be consolidated were: New York, Cincinnati and Chicago. In addition, staffing reductions were carried out in certain other locations due to lower volumes of business. The Company carried out a 1999 United States Restructuring ("1999 Restructuring") to accomplish these objectives and in the fourth quarter of 1999, the Company incurred charges of $2.2 million, consisting of $1.7 million of lease termination costs and $0.5 million of severance costs included in "Restructuring and other charges" on the Consolidated Statement of Operations. This restructuring included the planned shutdown and consolidation of four facilities in the following states: Illinois, Ohio (two facilities consolidating into one) and New York. The shutdowns and consolidations were started in December 1999, and were completed by November 15, 2000. With regard to workforce reductions, a total of 50 employees were laid off at four existing facilities either as part of an early retirement program or as normal terminations. In addition, the 1999 Restructuring included the layoff of eleven employees at an operation in Wisconsin due to lower sales volumes.

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Effective June 1, 2000, the Company sold its Montreal operations for total proceeds of $2.3 million, which consisted of $1.4 million cash, $0.2 million in common stock of the acquirer, and a note receivable of $0.7 million. The Company recognized a net loss of $0.5 million on the sale, which is included in other on the Statement of Operations. During 2001, the acquirer encountered financial difficulties. As a result, a reserve of $0.3 million against the note receivable was recorded and included in other on the Statement of Operations.

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

2001 RESTRUCTURING

     In 2001 the company continued the restructuring program that began in 1999. Severance costs of $0.8 million were recorded as a result of eliminating 140 positions at several facilities. Also, additional expenses were incurred relating to the closing of an east coast facility as part of the prior year's restructuring.

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

This resulted in expenses of $0.2 million and $0.1 million for additional lease termination expenses and asset write-offs, respectively. The total of the above items, $1.1 million, is included in the restructuring and other charges line on the statement of operations.

     During 2001 a total of $1.6 million, representing $0.9 million of severance costs and $0.7 million for lease termination and other expenses, was charged against the reserve recorded in 2001 and prior years. The Company had a reserve for unpaid restructuring expenses of $0.3 million and $0.8 million at December 31, 2001 and December 31, 2000, respectively. At December 31, 2001, $0.1 million of the reserve was included in Accrued Expenses and $0.2 million was included in Other Liabilities. At December 31, 2000, $0.5 million was included in Accrued Expenses and $0.3 million was included in Other Liabilities.

SUMMARY

                                                               2001        2000        1999
                                                              ------      ------      ------
RESTRUCTURING CHARGES
Severance and other employee termination costs............    $  792      $1,122      $  500
Lease termination costs...................................       230       1,095         888
Reversal of lease termination costs.......................        --        (440)         --
Write off of leasehold improvements and other.............        98         561         855
                                                              ------      ------      ------
                                                               1,120       2,338       2,243
IMPAIRMENT CHARGES (SEE NOTE 4)
Computer equipment and software...........................        --         733         869
Other.....................................................        --          66          --
                                                              ------      ------      ------
                                                                  --         799         869
                                                              ------      ------      ------
RESTRUCTURING CHARGES AND OTHER...........................    $1,120      $3,137      $3,112
                                                              ======      ======      ======

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

     In connection with the 1999 Restructuring, all of the Company's fixed assets were reviewed to determine whether there were any asset impairments either in the operations being consolidated or in any other of the Company's operations. As a result of this review, assets with a net book value of $869 were deemed to be impaired and a charge for that amount was recorded in the fourth quarter of 1999. All of the assets written down were either equipment or software. The charge was included as part of "Restructuring and other charges" on the Statement of Operations. The largest part of the charge related to a short-run digital press that was purchased in response to the Company's customers need for short run sales samples and other collateral items. The press is idle and is held for disposal. The press was written down to net realizable value of $200 that resulted in a write down of $357. The press was sold at a price in excess of its net book value in June 2000. The remaining items consist of equipment which has become obsolete due to technological changes.

     No additional asset impairment charges were deemed necessary in 2001.

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5. ACQUISITIONS

     The Company did not make any acquisitions during 2001 or 2000. The amounts shown on the Consolidated Statement of Cash Flows for the years ended December 31, 2001 and December 31, 2000, $124 and $1,071, respectively, for acquisitions, net of cash acquired, represent contingent payments related to certain 1999 acquisitions. These amounts were recorded as cost in excess of net assets acquired in the year in which the contingent payments were made.

NOTE 6. RELATED PARTY TRANSACTIONS

     Included in other liabilities at December 31, 2001 was a payable of approximately $247 to Geneva Waterfront, Inc. which is owned by a stockholder of the Company. At December 31, 2000 the Company had a payable of approximately $433 to Geneva Waterfront, Inc..

     The Company also leases land and a building from a related party. See Note 13.

NOTE 7. INVENTORIES

     Inventories consist of the following:

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 2001       2000
                                                                -------    ------
Raw materials...............................................    $ 2,315    $2,147
Work in process.............................................      6,652     6,771
                                                                -------    ------
                                                                  8,967     8,918
Less: LIFO reserve..........................................     (1,042)     (988)
                                                                -------    ------
                                                                $ 7,925    $7,930
                                                                =======    ======

NOTE 8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
Land and improvements.......................................    $  1,505      $  1,492
Buildings and improvements..................................      15,457        12,210
Machinery and equipment.....................................      85,641        85,996
Leasehold improvements......................................       8,671         9,232
Computer software...........................................      10,068         5,146
                                                                --------      --------
                                                                 121,342       114,076
Accumulated depreciation and amortization...................     (73,736)      (69,879)
                                                                --------      --------
                                                                $ 47,606      $ 44,197
                                                                ========      ========

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2001         2000
                                                                -------      -------
Accrued compensation and payroll taxes......................    $ 7,384      $ 8,042
Accrued customer rebates....................................      1,596        1,558
Accrued interest............................................        691          569
Accrued property taxes......................................        498          556
Restructuring reserve.......................................         89          468
Other.......................................................      2,596        2,309
                                                                -------      -------
                                                                $12,854      $13,520
                                                                =======      =======

NOTE 10. DEBT

     Long-term debt consists of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2001         2000
                                                                 ----         ----
Series B senior note payable................................    $24,000      $30,000
Bank credit agreement.......................................     34,000       24,000
                                                                -------      -------
                                                                 58,000       54,000
Less amounts due in one year or less........................     (6,000)      (6,000)
                                                                -------      -------
                                                                $52,000      $48,000
                                                                =======      =======

     The Series B note bears interest at 6.98% and is payable in annual installments of $6,000 from 2001 to 2005. The notes may be prepaid in whole or in part at any time.

     The borrowings under the bank credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on these borrowings was 2.96% at December 31, 2001. The credit agreement is for $65,000 and expires on May 6, 2004. The Company had approximately $31,000 available to borrow under this line at December 31, 2001.

     Borrowings under the above agreements are subject to certain restrictive covenants. In addition, the agreements require the Company to maintain certain net worth and other financial ratio requirements. The fair value of these obligations approximates carrying value at December 31, 2001 and 2000.

     Annual maturities of long-term debt at December 31, 2001 are as follows:

2003........................................................    $ 6,000
2004........................................................     40,000
2005........................................................      6,000
                                                                -------
                                                                $52,000
                                                                =======

     The Company also has an unsecured $15,000 demand line of credit with a bank to provide financing and working capital flexibility. Interest is at a floating rate over LIBOR. At December 31, 2001, the Company had a $1,700 outstanding under this line of credit. The effective interest rate on these borrowings was 2.5% at December 31, 2001. In addition, the Company maintains working capital demand lines of credit in Canada and Malaysia with total availability of $3,500 and $1,300 respectively. At December 31, 2001 the Company had no balance outstanding on the Canadian line and $1,263 outstanding on the Malaysian line. No balance

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

was outstanding on either line at December 31, 2000. These lines of credit are disclosed as notes payable to banks in the Consolidated Balance Sheet.

NOTE 11. STOCKHOLDERS' EQUITY

     Stockholders' equity includes the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
Common stock:
  Class A voting, $0.008 par value, 40,000,000 shares
     authorized; 23,301,084 and 23,062,811 shares issued at
     December 31, 2001 and 2000, respectively; 21,453,725
     and 21,362,993 shares outstanding at December 31, 2001
     and 2000, respectively.................................    $   185    $   183
                                                                =======    =======
Treasury stock:
  1,847,359 and 1,699,818 shares of Class A common stock at
     December 31, 2001 and 2000, respectively...............    $21,070    $19,593
                                                                =======    =======

NOTE 12. INCOME TAXES

     The provision (credit) for income taxes is comprised of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2001        2000        1999
                                                              ------      ------      ------
Current:
  Federal.................................................    $2,038      $6,209      $7,140
  State...................................................       552         754       1,182
  Foreign.................................................       712       1,275       1,531
                                                              ------      ------      ------
                                                               3,302       8,238       9,853
Deferred:
  Federal.................................................     1,797        (614)     (1,428)
  State...................................................       222         (76)       (191)
  Foreign.................................................        (1)         19           6
                                                              ------      ------      ------
                                                               2,018        (671)     (1,613)
                                                              ------      ------      ------
       Total..............................................    $5,320      $7,567      $8,240
                                                              ======      ======      ======

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Components of deferred income tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2001         2000
                                                                -------      -------
Current deferred income taxes:
  Inventory.................................................    $    88      $   133
  Accruals and reserves not currently deductible............      1,142        1,092
  Foreign taxes.............................................         11           11
                                                                -------      -------
Net current asset...........................................    $ 1,241      $ 1,236
                                                                =======      =======
Noncurrent deferred income taxes:
  Depreciation..............................................    $  (812)     $  (859)
  Property and equipment acquisition basis differences......     (1,732)      (1,618)
  Goodwill on asset acquisitions............................       (370)          --
  Other.....................................................     (1,529)          57
                                                                -------      -------
Net noncurrent liability....................................    $(4,443)     $(2,420)
                                                                =======      =======

     A reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                2001       2000       1999
                                                                ----       ----       ----
Income taxes at statutory rate..............................    35.0%      35.0%      35.0%
Nondeductible expenses......................................     5.0        3.2        3.4
State income taxes..........................................     1.6        2.4        4.9
Other.......................................................    (1.1)       1.2       (2.2)
                                                                ----       ----       ----
                                                                40.5%      41.8%      41.1%
                                                                ====       ====       ====

     The undistributed earnings of foreign subsidiaries were approximately $5,257 and $4,559 at December 31, 2001 and 2000, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested. The foreign component of income before income taxes was $928 for 2001, $1,431 for 2000 and $3,808 for 1999.

NOTE 13. LEASES AND COMMITMENTS

     The Company leased land and a building in Des Plaines, Illinois from an unrelated party. This lease was recorded as a capital lease. A related party had an option to purchase the land and building in January 2000. During 2000, the purchase option was exercised, the lease with the unrelated party was terminated, and the Company executed an operating lease at the same monthly rental amounts as previously with the related party. The Company recorded a gain of $524 on the termination of the capital lease.

     The Company also leased land and a building in Chicago, Illinois from a related party. This lease was also recorded as a capital lease. During 2000, this lease was terminated and the Company relocated its operation to another site. The Company recorded a loss of $152 on the termination of the capital lease.

     The Company also leases various plant facilities and equipment under noncancellable operating leases that expire at various dates through February 2010. Total rent expense incurred under all operating leases was approximately $3,548, $2,990, and $2,490, for the years ended December 31, 2001, 2000 and
1999, respectively.

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum payments under leases with terms of one year or more are as follows at December 31, 2001

                                                                CAPITAL    OPERATING
                                                                LEASES      LEASES
                                                                -------    ---------
2002........................................................     $273       $ 2,843
2003........................................................      131         2,523
2004........................................................       --         1,792
2005........................................................       --           951
2006........................................................       --           716
Thereafter..................................................       --         2,637
                                                                 ----       -------
                                                                 $404       $11,462
                                                                            =======
Less: Current portion.......................................      273
                                                                 ----
                                                                 $131
                                                                 ====

     The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $828 at both December 31, 2001 and December 31, 2000. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

NOTE 14. EMPLOYEE BENEFIT PLANS

     The Company has various defined-contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 5.0% in 2001 and 2000 and 5.5% in 1999. Contributions to the plans were $1,825, $1,834 and $1,780 in 2001, 2000 and 1999, respectively.

     The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,125, $1,306 and $1,145 in 2001, 2000 and 1999,
respectively.

     The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The Company issues new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company stock. The discount is recorded as compensation expense. The number of shares issued for this plan was 59 in 2001, 78 in 2000 and 53 in 1999. The discount recorded as compensation expense was $83 in 2001 and $97 in 2000. No expense was recorded in 1999 as the amount was negligible.

NOTE 15. STOCK/EQUITY OPTION PLANS

     The Company has an Equity Option Plan that provides for the granting of options to purchase up to 3,252 shares of Class A common stock to key employees. The Company has also adopted an Outside Directors' Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. Options granted under these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant and vest over a three-year period.

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of options outstanding at each of the three years ended December 31, 2001, 2000 and 1999, and other data for the three years then ended under all option plans is as follows:

                                                            OUTSTANDING
                                                         OPTIONS OF CLASS A    WEIGHTED AVERAGE
                                                            COMMON STOCK        EXERCISE PRICE
                                                         ------------------    ----------------
Balance, December 31, 1998...........................            689                  9.29
Granted..............................................            548                 10.09
Exercised............................................             (7)                 7.00
Cancelled............................................             --                    --
                                                               -----
Balance, December 31, 1999...........................          1,230                  9.65
Granted..............................................            502                  7.68
Exercised............................................             (7)                 7.46
Cancelled............................................             --                    --
                                                               -----
Balance, December 31, 2000...........................          1,725                $ 9.37
                                                               -----
Granted..............................................            416                  8.98
Exercised............................................           (177)                 7.99
Cancelled............................................            (30)                 8.26
                                                               -----
Balance, December 31, 2001...........................          1,934                $ 9.42
                                                               =====

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                        OPTIONS OUTSTANDING
                         -------------------------------------------------
                                       WEIGHTED AVERAGE                             OPTIONS EXERCISABLE
                                          REMAINING                          ---------------------------------
   RANGE OF                NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE OF
EXERCISE PRICE           OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISABLE PRICE
--------------           -----------   ----------------   ----------------   -----------   -------------------
 $ 6.00-$ 7.50 ........        35            4.0               $ 7.00              35            $ 7.00
   7.51-  9.00 ........       944            7.5                 8.24             601              8.07
   9.01- 10.50 ........       622            6.4                 9.57             586              9.58
  10.51- 12.00 ........       184            6.3                11.48             184             11.48
  12.01- 13.50 ........        66            7.0                13.50              66             13.50
  13.51- 15.00 ........        83            6.7                14.83              83             14.83
                            -----                                               -----
                            1,934                                               1,555
                            =====                                               =====

     Options available for grant under the plans were 1,304, 681 and 1,183 at December 31, 2001, 2000 and 1999, respectively. Options exercisable under the plans were 1,555, 1,254, and 817 in 2001, 2000 and 1999 respectively. The weighted-average fair values of options granted during 2001, 2000, and 1999 were $3.03 per share, $2.98 per share, and $4.01 per share, respectively.

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

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

     The Company's pro forma information follows:

                                                             2001        2000         1999
                                                            ------      -------      -------
Net Income..............................................    $8,018      $10,641      $11,798
Pro forma income........................................     7,357        9,962       11,147
Earnings per share
  Basic.................................................    $ 0.37      $  0.50      $  0.55
  Diluted...............................................    $ 0.37      $  0.50      $  0.55
Pro forma earnings per share
  Operations
  Basic.................................................    $ 0.34      $  0.47      $  0.52
  Diluted...............................................    $ 0.34      $  0.47      $  0.52

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                                        2001        2000        1999
                                                      --------    --------    --------
Expected dividend yield.............................      1.18%       1.48%        1.5%
Expected stock price volatility.....................     28.63%      31.66%      33.94%
Risk-free interest rate range.......................  4.0%-4.5%   5.5%-6.0%   5.0%-5.7%
Weighted-average expected life of options...........   7 years     7 years     7 years

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

NOTE 16. EARNINGS PER SHARE

     Basic earnings per share and diluted earnings per share are shown on the face of the statement of operations. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the year.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              2001       2000       1999
                                                             -------    -------    -------
Net Income...............................................    $ 8,018    $10,641    $11,798
                                                             =======    =======    =======
Weighted average shares..................................    $21,392    $21,312    $21,421
Effect of dilutive employee stock options................        178         69         86
                                                             -------    -------    -------
Adjusted weighted average shares and assumed
  conversions............................................    $21,570    $21,381    $21,507
                                                             =======    =======    =======
Basic earnings per share.................................    $  0.37    $  0.50    $  0.55
Diluted earnings per share...............................    $  0.37    $  0.50    $  0.55

                                  SCHAWK, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options to purchase 338 shares of Class A common stock at exercise prices ranging from $11-$15 per share were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2011.

     Options to purchase 937 shares of Class A common stock at exercise prices ranging from $8.62-$15 per share were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2010.

NOTE 17. GEOGRAPHIC REPORTING

     The Company operates a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 2001, 2000 and 1999 is as follows:

                                                                                   OTHER
                                                      UNITED STATES    CANADA     FOREIGN
                                                      -------------    -------    -------
2001
Sales...............................................    $149,184       $27,929    $9,133
Long-lived assets...................................      87,359        15,942     8,278
2000
Sales...............................................    $159,250       $39,850    $7,399
Long-lived assets...................................      87,796        16,839     7,552
1999
Sales...............................................    $142,608       $40,182    $2,014
Long-lived assets...................................      89,980        19,939     6,513

     Long-lived assets are non-current assets that are identified with the operations in each geographic area.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has no items to report under item 9 of this Annual Report on Form 10-K.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and persons nominated to become directors and information regarding executive officers of the Registrant is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 15, 2002, and is to be filed with the Securities and Exchange Commission on or before April 30, 2002 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following financial statements are included in Item 8:

          1. All financial statements

             Reports of independent auditors and independent public accountants

             FINANCIAL STATEMENTS:

             Consolidated Balance Sheets -- Years Ended December 31, 2001 and
             2000

             Consolidated Statements of Operations -- Years Ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999

             Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2001, 2000 and 1999

             Notes to Consolidated Financial Statements

          2. The following financial schedules for the years 2001, 2000 and 1999 are submitted herewith:

SCHEDULE II -- Valuation and qualifying accounts.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant for the fourth quarter of 2001 through the filing date of this document.

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
        10.43       -- Stockholder Investment Program dated July 28, 1995.    Registration Statement
                                                                                   No. 33-61375
        10.44a      -- Credit Agreement dated January 23, 1999, by and        Form 8-K dated January
                       between Schawk, Inc. and The First National Bank of           28, 1999
                       Chicago.

      EXHIBIT
      NUMBER                              DESCRIPTION                              INCORPORATED
      -------                             -----------                              ------------
        10.44b      -- Amendment No. 1 to Credit Agreement dated March 15,     Form 8-K dated March
                       1999 by and between Schawk, Inc. and The First                17, 1999
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

** Document attached hereto.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 15th day of March, 2002.

                                          Schawk, Inc.

                                          By:    /s/ CLARENCE W. SCHAWK
                                            ------------------------------------
                                                     Clarence W. Schawk
                                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2002.


               /s/ CLARENCE W. SCHAWK                      Chairman of the Board and Director
-----------------------------------------------------
                 Clarence W. Schawk

                 /s/ DAVID A. SCHAWK                       President, Chief Executive Officer, and
-----------------------------------------------------        Director
                   David A. Schawk

             /s/ A. ALEX SARKISIAN, ESQ.                   Executive Vice President, Corporate Secretary
-----------------------------------------------------        and Director
               A. Alex Sarkisian, Esq

               /s/ JAMES J. PATTERSON                      Senior Vice President and Chief Financial
-----------------------------------------------------        Officer
                 James J. Patterson

              /s/ JOHN T. MCENROE, ESQ.                    General Counsel, Assistant Secretary, and
-----------------------------------------------------        Director
                John T. McEnroe, Esq

               /s/ LEONARD S. CARONIA                      Director
-----------------------------------------------------
                 Leonard S. Caronia

              /s/ JUDITH W. MCCUE, ESQ.                    Director
-----------------------------------------------------
                Judith W. McCue, Esq

              /s/ HOLLIS W. RADEMACHER                     Director
-----------------------------------------------------
                Hollis W. Rademacher

                                  SCHAWK, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                                                                     (IN THOUSANDS)
Balance beginning of year...................................    $807      $636      $730
Provision...................................................     438       340       (94)
Deductions (1)..............................................     432       169        --
                                                                ----      ----      ----
Balance end of year.........................................    $813      $807      $636

---------------
(1) Uncollectible accounts written off, net of recoveries.