Form 10-Q
period 2002-03-31
SCHAWK INC
filed 2002-05-10
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter ended March 31, 2002 Commission File Number 1-9335

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002, is:
                21,480,388 shares, Common Stock, $.008 par value
                ------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 12.

================================================================================

PART I
                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                                            MARCH 31,
                                                                                               2002             DECEMBER 31,
                                                                                           (UNAUDITED)             2001
                                                                                           ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                               $   1,237             $   1,112
   Trade accounts receivable, less allowance for doubtful accounts
     of $800 at March 31, 2002 and $813 at December 31, 2001                                  40,045                38,302
   Inventories                                                                                10,088                 7,925
   Prepaid expenses and other                                                                  3,836                 5,091
    Refundable income taxes                                                                      560                   875
   Deferred income taxes                                                                       1,249                 1,241
                                                                                           ---------------------------------
Total current assets                                                                          57,015                54,546

Property and equipment less accumulated depreciation of
   $77,153 at March 31, 2002 and                                                              46,048                47,606
   $73,736 at December 31, 2001
Goodwill, less accumulated amortization of $11,496 at March 31, 2002 and
   December 31, 2001                                                                          60,016                60,023
Other assets                                                                                   3,963                 3,950
                                                                                           ---------------------------------
Total assets                                                                               $ 167,042             $ 166,125
                                                                                           =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                                  $   4,433             $   3,580
   Accrued expenses                                                                           10,695                12,854
   Income taxes payable                                                                        2,932                 2,080
   Notes payable to banks                                                                      8,992                 2,963
   Current portion of long-term debt and capital lease obligations                             6,260                 6,273
                                                                                           ---------------------------------
Total current liabilities                                                                     33,312                27,750

Long-term debt                                                                                46,000                52,000
Capital lease obligations                                                                         74                   131
Other                                                                                          1,069                 1,342
Deferred income taxes                                                                          3,955                 4,443
Minority interest in consolidated subsidiary                                                     884                   922

Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 23,327,095 and
     23,301,084 shares issued at March 31, 2002 and December 31, 2001, respectively; 21,480,388 and 21,453,725 shares outstanding at March 31,
     2002 and December 31, 2001,
     respectively                                                                                185                   185
   Additional paid-in capital                                                                 85,357                85,157
   Retained earnings                                                                          18,543                16,512
   Accumulated comprehensive loss, net                                                        (1,270)               (1,247)
                                                                                           ---------------------------------
                                                                                             102,815               100,607
   Treasury stock, at cost, 1,846,707 and 1,847,359 shares of common
       stock at March 31, 2002 and December 31, 2001, respectively                           (21,067)              (21,070)
                                                                                           ---------------------------------
Total stockholders' equity                                                                    81,748                79,537
                                                                                           ---------------------------------
Total liabilities and stockholders' equity                                                 $ 167,042             $ 166,125
                                                                                           =================================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                               2002                2001
                                                            -----------------------------
Net sales                                                   $ 42,849             $ 45,970
Cost of sales                                                 25,289               27,508
Selling, general, and administrative expenses                 12,504               14,161
Goodwill amortization                                           --                    540
Restructuring and other charges                                 --                    265
                                                            -----------------------------
Operating income                                               5,056                3,496

Other income (expense)
   Interest and dividend income                                    5                   18
   Interest expense                                             (747)              (1,233)
   Other income                                                   42                    8
                                                            -----------------------------
                                                                (700)              (1,207)
                                                            -----------------------------

Income before income taxes and minority interest               4,356                2,289

Income tax provision                                           1,670                  938
                                                            -----------------------------

Income before minority interest                                2,686                1,351
Minority interest in net loss of subsidiary                       38                   52
                                                            -----------------------------
Net income                                                  $  2,724             $  1,403
                                                            =============================
Earnings per share:
   Basic                                                    $   0.13             $   0.07
   Diluted                                                  $   0.13             $   0.07

Weighted average number of common and common
   equivalent shares outstanding                              21,651               21,475

Dividends per common share                                  $ 0.0325             $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                                 (In Thousands)

                                                                               2002                       2001
                                                                          -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                  $   2,724                  $   1,403
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              3,167                      3,652
     Deferred income taxes                                                       (496)                        (8)
     Gain realized on sale of equipment                                           (42)                        --
     Minority interest                                                            (38)                       (52)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                             (1,743)                       149
         Inventories                                                           (2,163)                    (1,545)
         Prepaid expenses and other                                             1,255                       (127)
         Trade accounts payable and accrued expenses                           (1,306)                    (2,099)
         Income taxes refundable/payable                                        1,167                        525
                                                                          -------------------------------------------
Net cash provided by operating activities                                       2,525                      1,898

INVESTING ACTIVITIES
Capital expenditures                                                           (1,621)                    (4,889)
Other                                                                            (241)                       539
                                                                          -------------------------------------------
Net cash used in investing activities                                          (1,862)                    (4,350)

FINANCING ACTIVITIES
Proceeds from debt                                                              6,029                      3,774
Principal payments on debt                                                     (6,000)                        --
Principal payments on capital lease obligations                                   (70)                       (62)
Common stock dividends                                                           (693)                      (689)
Issuance of common stock                                                          203                        132
Effect of foreign currency rate changes                                            (7)                      (259)
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                              (538)                     2,896
                                                                          -------------------------------------------
Net increase in cash and cash equivalents                                         125                        444
Cash and cash equivalents beginning of period                                   1,112                        357
                                                                          -------------------------------------------
Cash and cash equivalents end of period                                     $   1,237                  $     801
                                                                          ===========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $   1,131                  $   1,227
Cash paid for income taxes                                                        558                        357


See accompanying notes.

                                  Schawk, Inc.

               Notes to Consolidated Interim Financial Statements
                  (Thousands of dollars, except per share data)

NOTE 1.       BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2001.


NOTE 2.       NEW ACCOUNTING PRINCIPLES

During the first quarter of 2002, the Company adopted SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting for future acquisitions. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. For more information, please refer to Note 10, Goodwill and Intangible Assets.


NOTE 3.       INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


NOTE 4.       DESCRIPTION OF BUSINESS

The Company is a leading provider of digital imaging prepress services for the consumer products industry. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.

NOTE 5.       2001 RESTRUCTURING AND OTHER CHARGES

During 2001, the Company incurred restructuring charges related to severance payments for 140 positions that were eliminated at several Company facilities. In addition, expenses were incurred related to additional lease termination and asset write offs relating to an east coast facility closed in 2000. These actions resulted in total charges of $1,120, consisting of severance and other employee termination costs of $792, lease termination costs of $230, and asset write offs of $98.

Below is an analysis of the activity related to the Company's 2001 restructuring programs and their status as of March 31, 2002:

                                                Balance at                      Balance at
Description of Reserve                           12/31/01         Payments        3/31/02
----------------------                          ----------        --------     ------------
Severance and other employee benefits           $310               ($35)           $275
Other                                           $ 20                ---            $ 20
                                                ---------------------------------------
                                                $330               $(35)           $295

The majority of the remaining severance and other employee benefits will be paid in accordance with the termination agreements.

NOTE 6.       INVENTORIES

Inventories consist of the following:

                              March 31            December 31
                                2002                 2001
                                ----                 ----

Raw materials                 $  2,196             $  2,315
Work in process                  8,934                6,652
                              --------             --------
                                11,130                8,967
Less: LIFO reserve              (1,042)              (1,042)
                              --------             --------
                              $ 10,088             $  7,925
                              ========             ========


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended March 31
                                                                 ---------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
Net income                                              $  2,724                           $  1,403
                                                     =================                  =================

Weighted average shares                                   21,466                             21,364
Effect of dilutive stock options                             185                                111
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    21,651                             21,475
                                                     =================                  =================

Basic earnings per share                               $    0.13                          $    0.07
                                                     =================                  =================

Diluted earnings per share                             $    0.13                          $    0.07
                                                     =================                  =================


NOTE 8.       SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                                                 Three months ended March 31
                                                                 ---------------------------
2002                                United States             Canada            Other Foreign             Total
----                                -------------             ------            -------------             -----
Sales                                 $35,303                   $5,692              $1,854               $42,849
Long-lived assets                      86,137                   15,456               8,434               110,027

                                                                 Three months ended March 31
                                                                 ---------------------------
2001                                United States             Canada           Other Foreign              Total
----                                -------------             ------            -------------             -----
Sales                                 $36,228                   $7,685              $2,057               $45,970
Long-lived assets                      87,964                   16,697               7,791               112,452

NOTE 9.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarters ended March 31, 2002 and 2001 are as follows:

                                                                 Three months ended March 31
                                                     ----------------------------------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
Net income                                                $2,724                             $1,403
Foreign currency translation adjustments                     (23)                              (707)
                                                     -----------------                  -----------------
Comprehensive income                                    $  2,701                             $  696
                                                     =================                  =================

The components of accumulated comprehensive loss, net of related tax as of March 31, 2002 and December 31, 2001 consisted entirely of foreign currency translation adjustments.


NOTE 10.      GOODWILL AND OTHER INTANGIBLE ASSETS

In its initial application of SFAS 142, the Company determined that it operated in one reporting unit for purposes of completing the impairment review of goodwill. Therefore, the Company tested for impairment at the consolidated entity level and determined that a potential impairment did not exist. As a result, no further actions were required. The Company plans to perform its annual impairment review in the fourth quarter of each year.

Below is a comparison of the results of operations for the quarter ended March 31, 2002, with the proforma results of operations for the quarter ended March 31, 2001, adjusted to exclude goodwill amortization expense.

                                                   Three months ended March 31
                                                   --------------------------
                                                      2002              2001
                                                  ----------       ----------
NET INCOME
    Reported net income                           $    2,724       $    1,403
    Goodwill amortization (net of tax)                  --                393
                                                  ----------       ----------
    Adjusted net income                           $    2,724       $    1,796
                                                  ==========       ==========

BASIC EARNINGS PER SHARE
   Reported net income                            $     0.13       $     0.07
   Goodwill amortization (net of tax)                   --                .01
                                                  ----------       ----------
   Adjusted net income                            $     0.13       $     0.08
                                                  ==========       ==========

DILUTED EARNINGS PER SHARE
   Reported net income                            $     0.13       $     0.07
   Goodwill amortization (net of tax)                   --                .01
                                                  ----------       ----------
   Adjusted net income                            $     0.13       $     0.08
                                                  ==========       ==========

Average number of common shares outstanding           21,466           21,364
Average number of common shares outstanding
      Assuming dilution                               21,651           21,475

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events relating to, among other things, an improvement in operating results as a result of the Company's restructuring efforts, are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are subject to the "Safe Harbor" created thereby. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, soft market conditions for graphics design changes in the consumer products industry, the continued demand for Schawk's services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

NEW GOODWILL ACCOUNTING RULES
On January 1, 2002, the Company adopted SFAS 142, the new accounting pronouncement on goodwill accounting. Previously, the Company recorded monthly amortization of goodwill, generally over a 40-year period. The new rules that became effective January 1, 2002 prohibit the amortization of goodwill. Rather, goodwill is to be reviewed on a periodic basis, and if a write-down is required, the write-down must be taken at that time, similar to an impairment charge on other long-lived assets. The goodwill amortization was $540 in the quarter ended March 31, 2001. The Company's results with the pro forma effect of the new accounting rules on the prior year first quarter are as follows:

                Proforma results excluding goodwill amortization
                        Three months ended March 31, 2001
                    (In thousands, Except Per Share Amounts)

          Reported net income                                  $   1,403
          Add back:  Goodwill amortization                           540
          Subtract: tax effect of goodwill amortization             (147)
                                                               ---------
          Adjusted net income                                  $   1,796

          Basic earnings per share:
          Reported net income                                  $    0.07
          Add back:  Goodwill amortization                     $    0.01
          Subtract: tax effect of goodwill amortization        ($   0.00)
                                                               ---------
          Adjusted net income                                  $    0.08

          Diluted earnings per share:
          Reported net income                                  $    0.07
          Add back:  Goodwill amortization                     $    0.01
          Subtract: tax effect of goodwill amortization        ($   0.00)
                                                               ---------
          Adjusted net income                                  $    0.08

NET SALES of $42,849 for the first quarter of 2002 decreased 6.8% from net sales of $45,970 for the same period in 2001. The decrease was primarily attributable to lower sales in the prepress for advertising agency business due to the weakest advertising market in the last 20 years. Since only 30% of the Company's business is in the advertising agency market, the overall drop in sales was not as significant as it would have been otherwise. On the consumer products packaging prepress side of the business, which represents 70% of the Company's overall business, revenues with the Company's top twenty accounts increased 12.5% in the first quarter of 2002 versus the prior year first quarter. However, lower revenues with smaller accounts in this part of the business resulted in sales that were essentially flat with the prior year first quarter.

COST OF SALES as a percentage of net sales for the first quarter of 2002 decreased to 59.0% from 59.8% for the comparable period in the prior year. Given the fact that net sales dropped 6.8%, a decrease in cost of sales as a percentage of sales is a very positive result. The decrease in the cost of sales percentage indicates that the cost cutting moves the Company initiated through its restructurings over the past two years are having a positive effect.

OPERATING INCOME in the first quarter of 2002 increased 45% to $5,056 from $3,496 for the same period in 2001. The increase was primarily the result of lower selling, general and administrative expenses (SG&A) as compared to the prior year period and the discontinued amortization of goodwill. The SG&A reduction was due to staffing reductions and lower sales commissions in the first quarter of 2002 as compared to the prior year first quarter. Also contributing to the higher operating income was the absence of restructuring charges in 2002 as compared to $265 in 2001. The Company's operating margin increased to 11.8% in the first quarter of 2002 from 7.6% in the prior year first quarter. This increase is significant given the fact that it was achieved on lower sales than in the previous year's first quarter.

OTHER INCOME (EXPENSE) - NET decreased to $(700) of net expense for the first quarter of 2002 compared with $(1,207) of net expense for the same period of 2001. Interest expense for the first quarter of 2001 decreased to $747 versus $1,233 in the comparable prior year period. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in the first quarter of 2002 as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows in the first two months of 2002 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001 as approximately 60% of the Company's debt was at floating rates during the first quarter of 2002.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST increased to $4,356 for the first quarter of 2002 from $2,289 for the same period of 2001 for the reasons previously discussed.

INCOME TAX PROVISION decreased to 38.3% of pretax income during the first quarter of 2002 versus 41.0% for the comparable prior year period. The decrease in the effective tax rate is primarily attributable to the impact of removing non-deductible goodwill amortization from the calculation of income tax expense in 2002.

NET INCOME increased to $2,724 for the first quarter of 2002 from $1,403 for the same period of 2001 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.13 for the first quarter of 2002 compared with $0.07 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65 million unsecured credit facility, which expires in May 2004, of which approximately $37.0 million was available for borrowings at March 31, 2002. The Company also maintains a $15 million unsecured line of credit to provide financing and working capital flexibility. At March 31, 2002, approximately $7.4 million was available for borrowing under the demand line of credit. The company also maintains working capital demand lines of credit in Canada (US $3.5 million) and Malaysia (US $1.3 million).

Long-term debt and capital lease obligations decreased to $46.1 million at March 31, 2002 from $52.1 million at December 31, 2001. The Company decreased long-term debt by payment of $6.0 million on its unsecured credit facility while increasing the amount outstanding on its demand line of credit, included in current liabilities, by $5.9 million.

At March 31, 2002, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $24.0 million with terms ranging from 2001 through 2005 at an interest rate of 6.98%; (ii) $28.0 million of borrowings under the Company's unsecured credit facility; (iii) $7.6 million of borrowings under its unsecured demand credit line; and (iv) $1.4 million of borrowings under its Malaysian line of credit.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

Capital expenditures of $1,621 were made during the first quarter of 2002 for computer hardware and software, machinery and equipment, and building renovations. Depreciation for the first quarter of 2002 was $3,167.

SEASONALITY

With respect to consumer products packaging, the prepress market is not currently seasonal. On the other hand, there is generally a two to three year cycle for major design changes that the Company has experienced in the last six years resulting in greater volumes in certain years followed by more modest volumes in subsequent years.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines.

IMPACT OF INFLATION

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.


PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 14. Exhibits and Reports on Form 8-K

(A)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of May 2002.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer