Form 10-Q
period 2002-06-30
SCHAWK INC
filed 2002-08-12
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter ended June 30, 2002 Commission File Number 1-9335
                                    --------

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

                    Securities registered pursuant to Section
                               12 (b) of the Act:

    Title of Each Class              Name of Exchange on  Which Registered
----------------------------     ----------------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of August 8, 2002 is: 21,503,191 Class A Common Stock, $.008 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.03(b), the pages of this document have been numbered sequentially. The total number of pages contained herein is 18.
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                            FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                  JUNE 30, 2002


PART   I - FINANCIAL INFORMATION                                            Page

       Item 1.  Financial Statements                                          3
       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          13
       Item 3.  Quantitative and Qualitative Disclosures about Market Risk   16


PART II - OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders          17
       Item 6.  Exhibits and Reports on Form 8-K                             17
                Signatures                                                   18

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                             JUNE 30,                 DECEMBER 31,
                                                                               2002                       2001
                                                                           (UNAUDITED)
                                                                          -------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                 $  1,614                   $  1,112
   Trade accounts receivable, less allowance for doubtful accounts
     of $906 at June 30, 2002 and $813 at December 31, 2001                    37,714                     38,302
   Inventories                                                                 10,137                      7,925
   Prepaid expenses and other                                                   4,018                      5,091
   Refundable income taxes                                                        643                        875
   Deferred income taxes                                                        1,262                      1,241
                                                                          -------------------------------------------
Total current assets                                                           55,388                     54,546

Property and equipment, less accumulated depreciation of $74,977
   at June 30, 2002 and $73,736 at December 31, 2001                           42,507                     47,606
Goodwill, less accumulated amortization of $11,496 at June 30, 2002 and
   December 31, 2001                                                           60,507                     60,023
Other assets                                                                    3,798                      3,950
                                                                          -------------------------------------------
Total assets                                                                 $162,200                   $166,125
                                                                          ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                    $  5,236                   $  3,580
   Accrued expenses                                                            12,446                     12,854
   Income taxes payable                                                         1,418                      2,080
   Notes payable to banks                                                       2,136                      2,963
   Current portion of long-term debt and capital lease obligations              6,328                      6,273
                                                                          -------------------------------------------
Total current liabilities                                                      27,564                     27,750

Long-term debt                                                                 45,186                     52,000
Capital lease obligations                                                          99                        131
Other                                                                           1,031                      1,342
Deferred income taxes                                                           2,682                      4,443
Minority interest in consolidated subsidiary                                       --                        922

Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     23,349,490 and 23,301,084 shares issued at June 30, 2002 and
     December 31, 2001, respectively; 21,503,185 and 21,453,725 shares
     outstanding at June 30, 2002 and December 31, 2001, respectively             185                        185
   Additional paid-in capital                                                  85,550                     85,157
   Retained earnings                                                           21,845                     16,512
   Accumulated comprehensive loss, net                                           (881)                    (1,247)
                                                                          -------------------------------------------
                                                                              106,699                    100,607
   Treasury stock, at cost, 1,846,305 and 1,847,359 shares of common
       stock at June 30, 2002 and December 31, 2001, respectively             (21,061)                   (21,070)
                                                                          -------------------------------------------
Total stockholders' equity                                                     85,638                     79,537
                                                                          -------------------------------------------
Total liabilities and stockholders' equity                                   $162,200                   $166,125
                                                                          ===========================================


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                               2002                       2001
                                                                          -------------------------------------------


Net sales                                                                     $46,195                    $47,454
Cost of sales                                                                  26,713                     28,075
Selling, general, and administrative expenses                                  12,921                     14,052
Goodwill amortization                                                              --                        538
Restructuring and other charges                                                 2,121                        420
                                                                          -------------------------------------------
Operating income                                                                4,440                      4,369

Other income (expense)
   Interest and dividend income                                                   223                          1
   Interest expense                                                              (721)                    (1,131)
   Other income                                                                   111                        306
                                                                          -------------------------------------------
                                                                                 (387)                      (824)
                                                                          -------------------------------------------

Income before income taxes and minority interest                                4,053                      3,545

Income tax provision                                                               34                      1,464
                                                                          -------------------------------------------

Income before minority interest                                                 4,019                      2,081
Minority interest in net income of subsidiary                                     (17)                       (21)
                                                                          -------------------------------------------
Net income                                                                    $ 4,002                    $ 2,060
                                                                          ===========================================

Earnings per share:
   Basic                                                                      $  0.19                    $  0.10
   Diluted                                                                    $  0.18                    $  0.10

Weighted average number of common and common
   equivalent shares outstanding                                               21,715                     21,562

Dividends per common share                                                    $0.0325                    $0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                               2002                       2001
                                                                          -------------------------------------------
Net sales                                                                     $89,044                    $93,424
Cost of sales                                                                  52,002                     55,583
Selling, general, and administrative expenses                                  25,425                     28,213
Goodwill amortization                                                              --                      1,078
Restructuring and other charges                                                 2,121                        685
                                                                          -------------------------------------------
Operating income                                                                9,496                      7,865

Other income (expense)
   Interest and dividend income                                                   228                         19
   Interest expense                                                            (1,468)                    (2,364)
   Other income                                                                   153                        314
                                                                          -------------------------------------------
                                                                               (1,087)                    (2,031)
                                                                          -------------------------------------------

Income before income taxes and minority interest                                8,409                      5,834

Income tax provision                                                            1,704                      2,402
                                                                          -------------------------------------------

Income before minority interest                                                 6,705                      3,432
Minority interest in net loss of subsidiary                                        21                         31
                                                                          -------------------------------------------
Net income                                                                    $ 6,726                    $ 3,463
                                                                          ===========================================

Earnings per share:
   Basic                                                                      $  0.31                    $  0.16
   Diluted                                                                    $  0.31                    $  0.16

Weighted average number of common and common
   equivalent shares outstanding                                               21,684                     21,496

Dividends per common share                                                    $ 0.065                    $ 0.065

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001
                                 (In Thousands)

                                                                               2002                       2001
                                                                          -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $  6,726                   $  3,463
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              6,293                      7,283
     Deferred income taxes                                                     (1,782)                       (12)
     Asset impairment charge                                                    2,121                         --
     Gain realized on sale of equipment                                          (153)                      (291)
     Minority interest                                                            (21)                       (31)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                                588                      1,792
         Inventories                                                           (2,212)                    (1,844)
         Prepaid expenses and other                                               428                         18
         Trade accounts payable and accrued expenses                            1,248                     (3,495)
         Income taxes refundable/payable                                         (430)                     1,734
                                                                          -------------------------------------------
Net cash provided by operating activities                                      12,806                      8,617

INVESTING ACTIVITIES
Proceeds from sales of fixed assets                                             1,014                        291
Capital expenditures                                                           (3,492)                    (8,805)
Acquisitions                                                                   (1,200)                        --
Other                                                                            (159)                       487
                                                                          -------------------------------------------
Net cash used in investing activities                                          (3,837)                    (8,027)

FINANCING ACTIVITIES
Proceeds from debt                                                              6,192                      1,732
Principal payments on debt                                                    (13,785)                        --
Principal payments on capital lease obligations                                  (134)                       (20)
Common stock dividends                                                         (1,393)                    (1,384)
Purchase of common stock                                                           --                     (1,419)
Issuance of common stock                                                          402                      1,534
                                                                          -------------------------------------------
Net cash provided by (used in) financing activities                            (8,718)                       443
                                                                          -------------------------------------------
Effect of foreign currency rate changes                                           251                        126
                                                                          -------------------------------------------
Net increase in cash and cash equivalents                                         502                      1,159
Cash and cash equivalents beginning of period                                   1,112                        357
                                                                          -------------------------------------------
Cash and cash equivalents end of period                                      $  1,614                    $ 1,516
                                                                          ===========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $  1,792                    $ 2,576
Cash paid for income taxes                                                      3,340                        652


See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                  (Thousands of dollars, except per share data)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2001, as filed with our 2001 annual report on form 10K.

NOTE 2. NEW ACCOUNTING PRINCIPLES

Effective January 1, 2002, the Company adopted SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, (see note 11) and SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, (see Note 5), SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method of accounting for future acquisitions. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS No. 144 requires that long-lived assets be reviewed for impairment.

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

NOTE 5. IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Standards No. 144 (see Note 2, New Accounting Principles), the Company continues to review all of its long-lived assets on an ongoing basis. As a result of the review performed during the second quarter, certain assets were identified to be either no longer in use and/or their future cash flows were not sufficient to support the book value of the asset and an asset impairment charge of $2,121 was recorded and included in "Restructuring and Other Charges" on the Statement of Operations.

NOTE 6. RESTRUCTURING

During 2001, the Company eliminated 140 positions at several company facilities. In addition, lease termination expenses and asset write-offs related to an east coast facility closed in 2000 were incurred. As a result of these actions, restructuring charges of $420 and $685 were recorded for the quarter and six months ended June 30, 2001, respectively, and are included in "Restructuring and Other Charges" on the Statement of Operations.

Below is an analysis of the activity related to the Company's 2001 restructuring programs and their status as of June 30, 2002:

                                         Balance at                  Balance at                  Balance at
Description of Reserve                   12/31/01      Payments        3/31/02      Payments       6/30/02
----------------------                   --------      --------        -------      --------       -------
Severance and other employee benefits    $310           $(35)           $275          $(39)         $236
Other                                    $ 20             --            $ 20            --          $ 20
                                         -----------------------------------------------------------------
                                         $330           $(35)           $295          $(39)         $256

The majority of the remaining severance and other employee benefits will be paid in accordance with the termination agreements. There have been no additional restructuring charges incurred since December 31, 2001.

NOTE 7. INVENTORIES

Inventories consist of the following:

                                                                       June 30,             June 30,
                                                                         2002                 2001
                                                                         ----                 ----
Raw materials                                                          $ 2,248               $2,315
Work in process                                                          8,931                6,652
                                                                       -------               ------
                                                                        11,179                8,967
Less: LIFO reserve                                                      (1,042)              (1,042)
                                                                       -------               ------
                                                                       $10,137               $7,925
                                                                       =======               ======

NOTE 8. EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the consolidated statement of operations. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the period.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                Three months ended June 30,
                                                                ---------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
Net income                                              $  4,002                           $  2,060
                                                     =================                  =================

Weighted average shares                                   21,487                             21,374
Effect of dilutive stock options                             228                                188
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    21,715                             21,562
                                                     =================                  =================

Basic earnings per share                                $   0.19                           $   0.10
                                                     =================                  =================

Diluted earnings per share                              $   0.18                           $   0.10
                                                     =================                  =================


                                                                 Six Months ended June 30,
                                                                 -------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
Net income                                              $  6,726                           $  3,463
                                                     =================                  =================

Weighted average shares                                   21,477                             21,369
Effect of dilutive stock options                             207                                127
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    21,684                             21,496
                                                     =================                  =================

Basic earnings per share                                $   0.31                           $   0.16
                                                     =================                  =================

Diluted earnings per share                              $   0.31                           $   0.16
                                                     =================                  =================

NOTE 9. SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                                                Three months ended June 30
                                                                --------------------------
2002                                United States             Canada            Other Foreign             Total
----                                -------------             ------            -------------             -----
Sales                                 $38,138                  $ 6,152              $1,905              $ 46,195
Long-lived assets                      82,955                   15,576               8,281               106,812


                                                                Three months ended June 30
                                                                --------------------------
2001                                United States               Canada          Other Foreign             Total
----                                -------------               ------          -------------             -----
Sales                                 $38,491                  $ 7,106              $1,857              $ 47,454
Long-lived assets                      88,236                   16,845               7,964               113,045

                                                                Six months ended June 30
                                                                ------------------------
2002                                United States             Canada            Other Foreign             Total
----                                -------------             ------            -------------             -----
Sales                                 $73,441                  $11,844              $3,759              $ 89,044
Long-lived assets                      82,955                   15,576               8,281               106,812

                                                                Six months ended June 30
                                                                ------------------------
2001                                United States               Canada          Other Foreign             Total
----                                -------------               ------          -------------             -----
Sales                                 $74,944                  $14,998              $3,482              $ 93,424
Long-lived assets                      88,236                   16,845               7,964               113,045



NOTE 10. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                                 Three months ended June 30
                                                     ----------------------------------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
Net income                                                $4,002                             $2,060
Foreign currency translation adjustments                     389                                724
                                                     -----------------                  -----------------
Comprehensive income                                      $4,391                             $2,784
                                                     =================                  =================

                                                                  Six months ended June 30
                                                     ----------------------------------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
Net income                                                $6,726                             $3,463
Foreign currency translation adjustments                     366                                 17
                                                     -----------------                  -----------------
Comprehensive income                                      $7,092                             $3,480
                                                     =================                  =================

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Below is a comparison of the results of operations for the quarter and six months ended June 30, 2002, with the proforma results of operations for the quarter and six months ended June 30, 2001, adjusted to exclude goodwill amortization.

                                                                 Three months ended June 30
                                                     ----------------------------------------------------
                                                          2002                               2001
                                                     -----------------                  -----------------
NET INCOME
    Reported net income                                  $ 4,002                            $ 2,060
    Goodwill amortization (net of tax)                        --                                392
                                                     -----------------                  -----------------
    Adjusted net income                                  $ 4,002                            $ 2,452
                                                     =================                  =================
BASIC EARNINGS PER SHARE
   Reported net income                                   $  0.19                            $  0.10
   Goodwill amortization (net of tax)                         --                                .01
                                                     -----------------                  -----------------
   Adjusted net income                                   $  0.19                            $  0.11
                                                     =================                  =================

DILUTED EARNINGS PER SHARE
   Reported net income                                   $  0.18                            $  0.10
   Goodwill amortization (net of tax)                         --                                .01
                                                     -----------------                  -----------------
   Adjusted net income                                   $  0.18                            $  0.11
                                                     =================                  =================

Average number of common shares outstanding               21,487                             21,374
Average number of common shares outstanding
      Assuming dilution                                   21,715                             21,562

                                                                  Six months ended June 30
                                                     ----------------------------------------------------
                                                           2002                               2001
                                                     -----------------                  -----------------
NET INCOME
    Reported net income                                  $ 6,726                            $ 3,463
    Goodwill amortization (net of tax)                        --                                785
                                                     -----------------                  -----------------
    Adjusted net income                                  $ 6,726                            $ 4,248
                                                     =================                  =================
BASIC EARNINGS PER SHARE
   Reported net income                                   $  0.31                            $  0.16
   Goodwill amortization (net of tax)                         --                                .04
                                                     -----------------                  -----------------
   Adjusted net income                                   $  0.31                            $  0.20
                                                     =================                  =================
DILUTED EARNINGS PER SHARE
   Reported net income                                   $  0.31                            $  0.16
   Goodwill amortization (net of tax)                         --                                .04
                                                     -----------------                  -----------------
   Adjusted net income                                   $  0.31                            $  0.20
                                                     =================                  =================

Average number of common shares outstanding               21,477                             21,369
Average number of common shares outstanding
      Assuming dilution                                   21,684                             21,496

NOTE 12. RELATED PARTY TRANSACTIONS

On April 1, 2002, 1655 LLC, an Illinois limited liability company whose sole member is Clarence W. Schawk, purchased from the Company the property and building located at 1655 River Road, Des Plaines, Illinois, for $750. Based on a third party appraisal, management believes that the purchase price it received is as favorable or better than the price that would have been obtained in an arm's-length transaction. The building located on the property is not currently being leased. The Company retained a right of first refusal to repurchase the land and building from 1655 LLC. A gain of $145 on the sale is included in "Other Income" on the Consolidated Statement of Operations.

NOTE 13. INCOME TAXES

State income tax refunds received and the settlement of an outstanding tax obligation during the second quarter reduced income tax expense for the quarter and six-month period ended June 30, 2002. The state tax refunds, in the amount of $824, were recorded as a credit to income tax expense net of federal income tax of $288. The outstanding tax obligation, for which $2,108 was accrued as of year-end, was settled for $1,145, resulting in $963 being recorded as a tax benefit in the period. The reduction of the estimated tax liabilities was recorded as a credit to income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Statements contained in this report that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act and the Company intends any such statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, soft market conditions for graphics design changes in the consumer products industry, the continued demand for Schawk's services, retention of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

NEW GOODWILL ACCOUNTING RULES
On January 1, 2002, the Company adopted SFAS No. 142, the new accounting pronouncement on goodwill accounting. Previously, the Company recorded monthly amortization of goodwill, generally over a 40-year period. The new rules that became effective January 1, 2002 prohibit the amortization of goodwill. Rather, goodwill is to be reviewed on a periodic basis, and if a write-down is required, the write-down must be taken at that time, similar to an impairment charge on other long-lived assets. The goodwill amortization was $538 and $1,078 for the quarter and six months ended June 30, 2001, respectively. The Company's results with the pro-forma effect of the new accounting rules on the quarter and six months ended June 30, 2001 are as follows:

                Proforma results excluding goodwill amortization
                   Quarter and six months ended June 30, 2001
                    (In thousands, Except Per Share Amounts)

                                                                      Period Ended June 30, 2001
                                                                      --------------------------
                                                                       Quarter        Six Months
                                                                       -------        ----------
Reported net income                                                    $2,060            $3,463
Add back:  Goodwill amortization                                          538             1,078
Subtract: tax effect of goodwill amortization                            (146)             (293)
                                                                        -----             -----
Adjusted net income                                                    $2,452            $4,248

Basic earnings per share:
Reported net income                                                     $0.10             $0.16
Add back:  Goodwill amortization                                        $0.02             $0.05
Subtract: tax effect of goodwill amortization                          ($0.01)           ($0.01)
                                                                      -------           -------
Adjusted net income                                                     $0.11             $0.20

Diluted earnings per share:
Reported net income                                                     $0.10             $0.16
Add back:  Goodwill amortization                                        $0.02             $0.05
Subtract: tax effect of goodwill amortization                          ($0.01)           ($0.01)
                                                                      --------          -------
Adjusted net income                                                     $0.11             $0.20

SECOND QUARTER ENDED JUNE 30, 2002

NET SALES of $46,195 for the second quarter of 2002 decreased 2.7% from net sales of $47,454 for the same period in 2001. On the consumer products packaging prepress side of the business, which represents 70% of the Company's overall business, revenues with the Company's top twenty accounts increased 8.2% in the second quarter of 2002 versus the prior year second quarter. However, lower sales in the prepress for advertising agency business more than offset the gains from the consumer products packaging business. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

COST OF SALES as a percentage of net sales for the second quarter of 2002 decreased to 57.8% from 59.2% for the comparable period in the prior year. Given the fact that net sales were lower than the prior period, a decrease in cost of sales as a percentage of sales is a very positive result. The decrease in the cost of sales percentage indicates that the cost cutting moves the Company initiated through its restructurings are having a positive effect.

OPERATING INCOME in the second quarter of 2002 of $4,440 was slightly higher than the previous year second quarter total of $4,369. A $2,121 asset impairment charge classified as "Restructuring and other charges" on the Consolidated Statements of Operations was recorded in the second quarter of 2002 reducing operating income, as compared to a $420 restructuring charge recorded in the second quarter of the previous year.

RESTRUCTURING AND OTHER CHARGES of $2,121 in the second quarter of 2002 resulted from a charge for asset impairment recorded in accordance with the new accounting standard for asset impairments, SFAS No. 144. The new standard requires a regular periodic review of all long-lived assets including property, plant and equipment as well as any other long-term assets. As part of the Company's ongoing review, during the second quarter $2,121 of assets, primarily software and software development assets, were identified to have little or no value based on obsolescence or limited use. The Company does not anticipate any significant additional asset impairment charges for the remainder of 2002. In the second quarter of 2001, a restructuring charge of $420 was recorded related to severance costs and the cost to terminate a lease.

OPERATING INCOME BEFORE RESTRUCTURING AND OTHER CHARGES in the second quarter of 2002 increased 37% to $6,561 from $4,789 for the same period in 2001. The increase was primarily the result of lower cost of sales and lower selling, general and administrative expenses (SG&A) as compared to the prior year period and the discontinued amortization of goodwill. The SG&A reduction was due to staffing reductions and lower sales commissions in the second quarter of 2002 as compared to the prior year second quarter. The Company's operating margin before "Restructuring and other charges" increased to 14.2% in the second quarter of 2002 from 10.1% in the prior year second quarter. This increase is significant given the fact that it was achieved on lower sales than in the previous year's second quarter.

OTHER INCOME (EXPENSE) - NET decreased to $(387) of net expense for the second quarter of 2002 compared with $(824) of net expense for the same period of 2001. The lower net expense was substantially all as a result of lower interest expense. Interest expense for the second quarter of 2001 decreased to $721 versus $1,131 in the comparable prior year period. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in the second quarter of 2002 as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows in the first six months of 2002 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001 as approximately 56% of the Company's debt was at floating rates during the second quarter of 2002.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST increased to $4,053 for the second quarter of 2002 from $3,545 for the same period of 2001 for the reasons previously discussed.

INCOME TAX PROVISION was $34 for the second quarter of 2002 as compared to $1,464 in the second quarter of the previous year. The low tax expense in the 2002 period resulted from offsetting the regular tax provision with tax benefits from refunds received in the second quarter and tax benefits from the reduction in tax liabilities in connection with the settlement an outstanding liability for lower amount than the amount that had been accrued. A normal effective tax rate is 38% of income before income taxes and minority interest and it is anticipated that the third and fourth quarter tax rates will be approximately 38%.

NET INCOME increased significantly to $4,002 for the second quarter of 2002 from $2,060 for the same period of 2001 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE were $0.19 and $0.18, respectively, for the second quarter of 2002 compared with $0.10 each for the same period in 2001.


SIX MONTHS ENDED JUNE 30, 2002

NET SALES of $89,044 for the six months ended June 30, 2002 decreased 4.9% from net sales of $93,424 for the same period in 2001. On the consumer products packaging prepress side of the business, which represents 70% of the Company's overall business, revenues with the Company's top twenty accounts increased 7.6% in the current year six month period versus the comparable period in the prior year. However, lower sales in the prepress for advertising agency business more than offset the gains from the consumer products packaging business. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

COST OF SALES as a percentage of net sales for the six-month period of 2002 decreased to 58.4% from 59.5% for the comparable period in the prior year. Given the fact that net sales were lower than the prior period, a decrease in cost of sales as a percentage of sales is a very positive result. The decrease in the cost of sales percentage indicates that the cost cutting moves the Company initiated through its restructurings is having a positive effect.

OPERATING INCOME in the six-month period of 2002 of $9,496 was higher than the previous year six-month period total of $7,865. A $2,121 asset impairment charge classified as "Restructuring and other charges" on the Consolidated Statements of Operations was recorded in the six-month period of 2002 reducing operating income, as compared to a $685 restructuring charge recorded in the comparable period of the previous year.

RESTRUCTURING AND OTHER CHARGES of $2,121 in the six-month period of 2002 resulted from a charge for asset impairment recorded in accordance with the new accounting standard for asset impairments, Statement of Financial Accounting Standard No. 144, as described in the second quarter discussion above. In the six-month period of 2001 a restructuring charge of $685 was recorded related to severance costs and the cost to terminate a lease.

OPERATING INCOME BEFORE RESTRUCTURING AND OTHER CHARGES in the six-month period of 2002 increased 36% to $11,617 from $8,550 for the same period in 2001. The increase was primarily the result of lower cost of sales and lower selling, general and administrative expenses (SG&A) as compared to the prior year period and the discontinued amortization of goodwill. The SG&A reduction was due to staffing reductions and lower sales commissions in the first half of 2002 as compared to the prior year period. The Company's operating margin before "Restructuring and other charges" increased to 13.0% in the first six months of 2002 from 9.2% in the comparable period of the prior year. This increase is significant given the fact that it was achieved on lower sales than in the previous year's six-month period.

OTHER INCOME (EXPENSE) - NET decreased to $(1,087) of net expense for the six-month period of 2002 compared with $(2,031) of net expense for the same period of 2001. The lower net expense was substantially all as a result of lower interest expense. Interest expense for the 2002 period decreased to $1,468 versus $2,364 in the comparable prior year period. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in the first six months of 2002 as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows in the first six months of 2002 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001 as approximately 57% of the Company's debt was at floating rates during the first half of 2002.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST increased to $8,409 for the first six months of 2002 from $5,834 for the same period of 2001 for the reasons previously discussed.

INCOME TAX PROVISION was $1,704 for the six-month period of 2002 as compared to $2,402 in the comparable period of the previous year. The low tax expense in the 2002 period resulted from offsetting the regular tax provision with tax benefits from refunds received in the second quarter and tax benefits from the reduction in tax liabilities in connection with the settlement an outstanding liability for lower amount than the amount that had been accrued. A normal effective tax rate is 38% of income before income taxes and minority interest and it is anticipated that the second half of the year tax rate will be approximately 38%.

NET INCOME increased significantly to $6,726 for the six-month period of 2002 from $3,463 for the same period of 2001 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE were $0.31 each, for the six-month period of 2002 compared with $0.16 each, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, which expires in May 2004, of which approximately $38,000 was available for borrowings at June 30, 2002. The Company also maintains a $15,000 unsecured line of credit to provide financing and working capital flexibility. At June 30, 2002, approximately $14,100 was available for borrowing under the demand line of credit. The company also maintains working capital demand lines of credit in Canada (US $3,500) and Malaysia (US $1,500).

Long-term debt and capital lease obligations decreased to $45,300 at June 30, 2002 from $52,100 at December 31, 2001. The Company decreased long-term debt by payment of $7,000 on its unsecured credit facility and also reduced the amount outstanding on its demand line of credit, included in current liabilities, by $800.

At June 30, 2002, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $24,000 with terms ranging from 2001 through 2005 at an interest rate of 6.98%;
(ii) $27,000 of borrowings under the Company's unsecured credit facility; (iii) $900 of borrowings under its unsecured demand credit line; and (iv) $1,500 of borrowings under its Malaysian line of credit.

Because of the Company's strong cash flow and earnings in 2002 and the reduction in outstanding debt, effective July 1, 2002, the Company's leverage ratio had improved such that its borrowing cost was reduced by twelve basis points and is at the lowest borrowing rate allowed in the $65,000 agreement. In addition, the charge for the unused portion of this credit facility was reduced by five basis points.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through debt and/or equity financing.

Capital expenditures of $1,871 and $3,492 were made during the quarter and six months ended June 30, 2002, respectively. Depreciation expense was $3,126 and $6,293 for the quarter and six months ended June 30, 2002, respectively.

SEASONALITY

With respect to consumer products packaging, the prepress market is not currently seasonal. On the other hand, there is generally a three to four year cycle for major design changes that the Company has experienced in the last eight years resulting in greater volumes in certain years followed by more modest volumes in subsequent years.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines. In the second half of 2001 and in the first half of 2002 the advertising agency market was very depressed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding market risk is disclosed in the Company's December 31, 2001 Form 10-K. There have been no material changes in information regarding market risk relating to the Company since December 31, 2001.

PART II - OTHER INFORMATION

ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2002, we held our annual stockholders' meeting. There were 21,432,840 shares of Class A common stock outstanding entitled to vote, and a total of 20,850,375 (97.28%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our stockholders:

     1. Proposal to elect directors for terms expiring in 2003:

NAME                                 FOR         AGAINST / WITHHELD         ABSTENTIONS            BROKER NON-VOTES
----                                 ---         ------------------         -----------            ----------------
Clarence W. Schawk               20,691,520             0                      158,855                      0

David A. Schawk                  20,691,827             0                      158,548                      0

A. Alex Sarkisian, Esq.          20,691,827             0                      158,548                      0

Judith W. McCue, Esq.            20,826,237             0                       24,138                      0

John T. McEnroe, Esq.            20,825,996             0                       24,379                      0

Hollis W. Rademacher             20,825,796             0                       24,579                      0

Leonard S. Caronia               20,825,996             0                       24,379                      0

     2. Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002:

        FOR                         AGAINST / WITHHELD        ABSTENTIONS       BROKER NON-VOTES
        ---                         ------------------        -----------       ----------------
        20,846,971                         1,942                 1,462                 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT #                                                DESCRIPTION

       99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

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