Form 10-Q
period 2002-09-30
SCHAWK INC
filed 2002-11-08
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter ended September 30, 2002 Commission File Number 1-9335

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

                         Yes    X       No
                             -------       -------

The number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2002 is: 21,416,942 Class A Common Stock, $.008 par value


================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                               September 30, 2002


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
         Item 1.  Financial Statements                                      3
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      12
         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              17
         Item 4.  Controls and Procedures                                  18


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         18
                  Signatures                                               19
                  Certificates Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002                               20
                  Certificates Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  2002           2001
                                                                              (UNAUDITED)
                                                                              --------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   1,076       $   1,112
   Trade accounts receivable, less allowance for doubtful accounts
     of $1,141 at September 30, 2002 and $813 at December 31, 2001               38,171          38,302
   Inventories                                                                   10,592           7,925
   Prepaid expenses and other                                                     3,382           5,091
   Refundable income taxes                                                          643             875
   Deferred income taxes                                                          1,181           1,241
                                                                              -------------------------
Total current assets                                                             55,045          54,546

Property and equipment, less accumulated depreciation of $69,692
   at September 30, 2002 and $73,736 at December 31, 2001                        41,745          47,606
Goodwill, less accumulated amortization of $11,496 at September 30, 2002
   and December 31, 2001                                                         60,447          60,023
Other assets                                                                      4,083           3,950
                                                                              -------------------------
Total assets                                                                  $ 161,320       $ 166,125
                                                                              =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                     $   4,288       $   3,580
   Accrued expenses                                                              13,583          12,854
   Income taxes payable                                                             835           2,080
   Notes payable to banks                                                         9,349           2,963
   Current portion of long-term debt and capital lease obligations                6,333           6,273
                                                                              -------------------------
Total current liabilities                                                        34,388          27,750

Long-term debt                                                                   37,194          52,000
Capital lease obligations                                                            61             131
Other                                                                             1,011           1,342
Deferred income taxes                                                             2,165           4,443
Minority interest in consolidated subsidiary                                         --             922

Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     23,362,639 and 23,301,084 shares issued at September 30, 2002 and December 31, 2001, respectively; 21,416,942 and 21,453,725
     shares outstanding at September 30, 2002 and December 31, 2001,                185             185
     respectively
   Additional paid-in capital                                                    85,659          85,157
   Retained earnings                                                             24,271          16,512
   Accumulated comprehensive loss, net                                           (1,570)         (1,247)
                                                                              -------------------------
                                                                                108,545         100,607
   Treasury stock, at cost, 1,945,697 and 1,847,359 shares of common
       stock at September 30, 2002 and December 31, 2001, respectively          (22,044)        (21,070)
                                                                              -------------------------
Total stockholders' equity                                                       86,501          79,537
                                                                              -------------------------
Total liabilities and stockholders' equity                                    $ 161,320       $ 166,125
                                                                              =========================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                           2002          2001
                                                        -----------------------

Net sales                                               $ 45,706       $ 47,182
Cost of sales                                             27,253         28,339
Selling, general, and administrative expenses             12,263         13,507
Goodwill amortization                                         --            538
Restructuring and other charges                              421            332
                                                        -----------------------
Operating income                                           5,769          4,466

Other income (expense)
   Interest and dividend income                                1              1
   Interest expense                                         (707)        (1,033)
   Other income (expense)                                    (23)            37
                                                        -----------------------
                                                            (729)          (995)
                                                        -----------------------

Income before income taxes and minority interest           5,040          3,471

Income tax provision                                       1,915          1,446
                                                        -----------------------

Income before minority interest                            3,125          2,025
Minority interest in net income of subsidiary                 --             86
                                                        -----------------------
Net income                                              $  3,125       $  2,111
                                                        =======================

Earnings per share:
   Basic                                                $   0.15       $   0.10
   Diluted                                              $   0.14       $   0.10

Weighted average number of common and common
   equivalent shares outstanding                          21,721         21,698

Dividends per common share                              $ 0.0325       $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                         2002            2001
                                                      -------------------------

Net sales                                             $ 134,750       $ 140,606
Cost of sales                                            79,255          83,922
Selling, general, and administrative expenses            37,688          41,720
Goodwill amortization                                        --           1,616
Restructuring and other charges                           2,542           1,017
                                                      -------------------------
Operating income                                         15,265          12,331

Other income (expense)
   Interest and dividend income                             229              20
   Interest expense                                      (2,175)         (3,397)
   Other income                                             130             351
                                                      -------------------------
                                                         (1,816)         (3,026)
                                                      -------------------------

Income before income taxes and minority interest         13,449           9,305

Income tax provision                                      3,619           3,848
                                                      -------------------------

Income before minority interest                           9,830           5,457
Minority interest in net loss of subsidiary                  21             117
                                                      -------------------------
Net income                                            $   9,851       $   5,574
                                                      =========================

Earnings per share:
   Basic                                              $    0.46       $    0.26
   Diluted                                            $    0.45       $    0.26

Weighted average number of common and common
   equivalent shares outstanding                         21,696          21,556

Dividends per common share                            $  0.0975       $  0.0975

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                                 (In Thousands)

                                                                               2002           2001
                                                                             -----------------------
OPERATING ACTIVITIES
Net income                                                                   $  9,851       $  5,574
Adjustments  to reconcile  net income to cash provided by (used in)
   operating activities:
     Depreciation and amortization                                              8,958         10,734
     Deferred income taxes                                                     (2,218)           (19)
     Asset impairment charge                                                    2,121             --
     Gain realized on sale of equipment                                          (130)          (491)
     Minority interest                                                            (21)          (117)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                                131         (1,012)
         Inventories                                                           (2,667)          (791)
         Prepaid expenses and other                                             1,064           (330)
         Trade accounts payable and accrued expenses                            1,437         (2,864)
         Income taxes refundable/payable                                       (1,013)         2,798
                                                                             -----------------------
Net cash provided by operating activities                                      17,513         13,482

INVESTING ACTIVITIES
Proceeds from sales of fixed assets                                             1,074            491
Capital expenditures                                                           (5,667)       (11,508)
Acquisitions                                                                   (1,612)          (124)
Other                                                                             (89)           401
                                                                             -----------------------
Net cash used in investing activities                                          (6,294)       (10,740)

FINANCING ACTIVITIES
Proceeds from debt                                                             13,967          5,212
Principal payments on debt                                                    (22,354)        (6,000)
Principal payments on capital lease obligations                                  (228)           (20)
Common stock dividends                                                         (2,092)        (2,081)
Purchase of common stock                                                         (987)        (1,419)
Issuance of common stock                                                          515          1,674
                                                                             -----------------------
Net cash provided by (used in) financing activities                           (11,179)        (2,634)
                                                                             -----------------------
Effect of foreign currency rate changes                                           (76)          (230)
                                                                             -----------------------
Net increase in cash and cash equivalents                                         (36)          (122)
Cash and cash equivalents beginning of period                                   1,112            357
                                                                             -----------------------
Cash and cash equivalents end of period                                      $  1,076       $    235
                                                                             =======================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $  2,469       $  3,561
Cash paid for income taxes                                                      6,240          1,381


See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                  (Thousands of dollars, except per share data)

NOTE 1.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2001, as filed with our 2001 annual report on Form 10-K.

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

NOTE 5.   IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Standards No. 144 (see Note 2, New Accounting Principles), the Company continues to review all of its long-lived assets on an ongoing basis. As a result of the review performed during the second quarter, certain assets were identified to be either no longer in use and/or their future cash flows were not sufficient to support the book value of the asset and an asset impairment charge of $2,121 was recorded and included in "Restructuring and Other Charges" on the Consolidated Statement of Operations.

NOTE 6.   RESTRUCTURING AND OTHER CHARGES

During 2001, the Company eliminated 140 positions at several company facilities. In addition, lease termination expenses and asset write-offs related to an east coast facility closed in 2000 were incurred. As a result of these actions, restructuring charges of $332 and $1,017 were recorded for the quarter and nine months ended September 30, 2001, respectively, and are included in "Restructuring and Other Charges" on the Consolidated Statement of Operations.

Below is an analysis of the activity related to the Company's 2001 restructuring programs and their status as of September 30, 2002:

                          Balance at              Balance at              Balance at               Balance at
Description of Reserve    12/31/01     Payments   3/31/02      Payments   6/30/02      Payments    9/30/02
----------------------    ----------   --------   ----------   --------   ----------   --------    ----------
Severance and other
  employee benefits         $310         $(35)       $275        $(39)       $236        $(21)        $215
       Other                  20           --          20          --          20          --           20
                          -----------------------------------------------------------------------------------
                            $330         $(35)       $295        $(39)       $256        $(21)        $235

The majority of the remaining severance and other employee benefits will be paid in accordance with the termination agreements.

During the third quarter of 2002, a total of 16 positions were eliminated at an east coast facility due to a decline in the advertising business. A provision for severance pay and other employee benefits in the amount of $421 was recorded. Although this staff reduction was not part of a formal restructuring plan, the charge for severance and other employee benefits was included in "Restructuring and other charges" on the Consolidated Statement of Operations.

NOTE 7.   INVENTORIES

Inventories consist of the following:

                                            September 30,        December 31,
                                                2002                 2001
                                                ----                 ----

Raw materials                                 $ 2,166               $2,315
Work in process                                 9,468                6,652
                                              -------               ------
                                               11,634                8,967
Less: LIFO reserve                             (1,042)              (1,042)
                                              -------               ------
                                              $10,592               $7,925
                                              =======               ======

NOTE 8.   EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the Consolidated Statement of Operations. Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended September 30,
                                                --------------------------------
                                                     2002             2001
                                                   -------          -------

Net income                                         $ 3,125          $ 2,111
                                                   =======          =======

Weighted average shares                             21,499           21,405
Effect of dilutive stock options                       222              293
                                                   -------          -------
Adjusted weighted average shares and
   assumed conversions                              21,721           21,698
                                                   =======          =======

Basic earnings per share                           $  0.15          $  0.10
                                                   =======          =======

Diluted earnings per share                         $  0.14          $  0.10
                                                   =======          =======


                                                 Nine Months ended September 30,
                                                 -------------------------------
                                                     2002             2001
                                                   -------          -------

Net income                                         $ 9,851          $ 5,574
                                                   =======          =======

Weighted average shares                             21,484           21,381
Effect of dilutive stock options                       212              175
                                                   -------          -------
Adjusted weighted average shares and
   assumed conversions                              21,696           21,556
                                                   =======          =======

Basic earnings per share                           $  0.46          $  0.26
                                                   =======          =======

Diluted earnings per share                         $  0.45          $  0.26
                                                   =======          =======

NOTE 9.   SEGMENT REPORTING

The Company operates in a single business segment, Imaging and Information Technologies. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                               Three months ended September 30, 2002
                               -------------------------------------
                      United States        Canada     Other Foreign       Total
                      -------------        ------     -------------       -----
Sales                    $37,895           $5,827         $1,984         $45,706
Long-lived assets         81,865           15,906          8,504         106,275

                              Three months ended September 30, 2001
                              -------------------------------------
                      United States        Canada     Other Foreign       Total
                      -------------        ------     -------------       -----
Sales                    $38,887           $6,190         $2,105         $47,182
Long-lived assets         87,570           16,213          8,194         111,977


                              Nine months ended September 30, 2002
                              ------------------------------------
                      United States        Canada     Other Foreign       Total
                      -------------        ------     -------------       -----
Sales                   $111,336          $17,671         $5,743        $134,750
Long-lived assets         81,865           15,906          8,504         106,275

                              Nine months ended September 30, 2001
                              ------------------------------------
                      United States        Canada     Other Foreign       Total
                      -------------        ------     -------------       -----

Sales                   $112,534          $21,188         $6,884        $140,606
Long-lived assets         87,570           16,213          8,194         111,977


NOTE 10.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and nine months ended September 30, 2002 and 2001, respectively, are as follows:

                                                 Three months ended September 30
                                                 -------------------------------
                                                      2002           2001
                                                    -------         -------

Net income                                          $ 3,125         $ 2,111
Foreign currency translation adjustments               (689)           (803)
                                                    -------         -------
Comprehensive income                                $ 2,436         $ 1,308
                                                    =======         =======

                                                  Nine months ended September 30
                                                 -------------------------------
                                                      2002           2001
                                                    -------         -------

Net income                                          $ 9,851         $ 5,574
Foreign currency translation adjustments               (323)           (786)
                                                    -------         -------
Comprehensive income                                $ 9,528         $ 4,788
                                                    =======         =======

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

Below is a comparison of the results of operations for the quarter and nine months ended September 30, 2002, with the proforma results of operations for the quarter and nine months ended September 30, 2001, adjusted to exclude goodwill amortization.

                                                 Three months ended September 30
                                                 -------------------------------
                                                     2002                2001
                                                  ----------          ----------
NET INCOME
    Reported net income                           $    3,125          $    2,111
    Goodwill amortization (net of tax)                    --                 392
                                                  ----------          ----------
    Adjusted net income                           $    3,125          $    2,503
                                                  ==========          ==========

BASIC EARNINGS PER SHARE
   Reported net income                            $     0.15          $     0.10
   Goodwill amortization (net of tax)                     --                 .02
                                                  ----------          ----------
   Adjusted net income                            $     0.15          $     0.12
                                                  ==========          ==========

DILUTED EARNINGS PER SHARE
   Reported net income                            $     0.14          $     0.10
   Goodwill amortization (net of tax)                     --                 .02
                                                  ----------          ----------
   Adjusted net income                            $     0.14          $     0.12
                                                  ==========          ==========

Average number of common shares outstanding           21,499              21,405
Average number of common shares outstanding
      Assuming dilution                               21,721              21,698


                                                  Nine months ended September 30
                                                  ------------------------------
                                                     2002                2001
                                                  ----------          ----------
NET INCOME
    Reported net income                           $    9,851          $    5,574
    Goodwill amortization (net of tax)                    --               1,177
                                                  ----------          ----------
    Adjusted net income                           $    9,851          $    6,751
                                                  ==========          ==========

BASIC EARNINGS PER SHARE
   Reported net income                            $     0.46          $     0.26
   Goodwill amortization (net of tax)                     --                 .06
                                                  ----------          ----------
   Adjusted net income                            $     0.46          $     0.32
                                                  ==========          ==========

DILUTED EARNINGS PER SHARE
   Reported net income                            $     0.45          $     0.26
   Goodwill amortization (net of tax)                     --                 .05
                                                  ----------          ----------
   Adjusted net income                            $     0.45          $     0.31
                                                  ==========          ==========

Average number of common shares outstanding           21,484              21,381
Average number of common shares outstanding
      Assuming dilution                               21,696              21,556

NOTE 12.  RELATED PARTY TRANSACTIONS

During the second quarter of 2002, the Company sold a building used for storage to the Chairman of the Board, the majority stockholder of the Company. The building was sold for $750, which resulted in a gain of $145, included in "Other Income" on the Consolidated Statements of Operations. An independent appraisal was obtained and the building was sold for more than the appraised value. The independent members of the Board of Directors approved this transaction.

NOTE 13.  INCOME TAXES

State income tax refunds received and the settlement of an outstanding tax obligation during the second quarter of 2002 reduced income tax expense for the nine-month period ended September 30, 2002. The state tax refunds, in the amount of $824, were recorded as a credit to income tax expense net of federal income tax of $288. The outstanding tax obligation, for which $2,108 was accrued as of year-end, was settled for $1,145, resulting in $963 being recorded as a tax benefit in the period. The reduction of the estimated tax liabilities was recorded as a credit to income tax expense.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the stability of political conditions in Asia and other foreign countries in which the Company has production capabilities, terrorist attacks and the U.S. response to such attacks, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

NEW GOODWILL ACCOUNTING RULES
On January 1, 2002, the Company adopted SFAS 142, the new accounting pronouncement on goodwill accounting. Previously, the Company recorded monthly amortization of goodwill, generally over a 40-year period. The new rules that became effective January 1, 2002 prohibit the amortization of goodwill. Rather, goodwill is to be reviewed on a periodic basis, and if a write-down is required, the write-down must be taken at that time, similar to an impairment charge on other long-lived assets. The goodwill amortization was $538 and $1,616 for the quarter and nine months ended September 30, 2001, respectively. The Company's results with the pro-forma effect of the new accounting rules on the quarter and nine months ended September 30, 2001 are as follows:

                Proforma results excluding goodwill amortization
                Quarter and nine months ended September 30, 2001
                    (In thousands, Except Per Share Amounts)


                                                 Period Ended September 30, 2001
                                                 -------------------------------
                                                     Quarter       Nine Months
                                                    ---------      -----------

Reported net income                                 $   2,111       $   5,574
Add back:  Goodwill amortization                          538           1,616
Subtract: tax effect of goodwill amortization            (146)           (439)
                                                    ---------       ---------
Adjusted net income                                 $   2,503       $   6,751

Basic earnings per share:
Reported net income                                 $    0.10       $    0.26
Add back:  Goodwill amortization                    $    0.03       $    0.08
Subtract: tax effect of goodwill amortization       $   (0.01)      $   (0.02)
                                                    ---------       ---------
Adjusted net income                                 $    0.12       $    0.32

Diluted earnings per share:
Reported net income                                 $    0.10       $    0.26
Add back:  Goodwill amortization                    $    0.03       $    0.07
Subtract: tax effect of goodwill amortization       $   (0.01)      $   (0.02)
                                                    ---------       ---------
Adjusted net income                                 $    0.12       $    0.31

THIRD QUARTER ENDED SEPTEMBER 30, 2002

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                    Quarter Ended September 30, 2002 and 2001


                                                                                          $            %
                                                        2002            2001           CHANGE        CHANGE
                                                        ----            ----           ------        ------
Net sales                                             $ 45,706        $ 47,182        $ (1,476)       -3.1%
Cost of sales                                           27,253          28,339          (1,086)       -3.8%
                                                      --------        --------
Gross profit                                            18,453          18,843            (390)       -2.1%
Gross margin percentage                                   40.3%           40.0%

Selling, general and administrative expenses            12,263          13,507          (1,244)       -9.2%
Amortization of intangibles                                 --             538            (538)       nm (1)
Restructuring and other charges                            421             332              89        nm
                                                      --------        --------        --------
Operating income                                         5,769           4,466           1,303        29.2%
Operating margin percentage                               12.6%            9.5%

Other income (expense)
 Interest and dividend income                                1               1               0        nm
 Interest expense                                         (707)         (1,033)            326       -31.6%
 Other income (expense)                                    (23)             37             (60)       nm
                                                      --------        --------        --------
                                                          (729)           (995)            266       -26.7%

Income before income taxes and minority interest         5,040           3,471           1,569        45.2%

Income tax provision                                     1,915           1,446             469        32.4%
                                                      --------        --------        --------
Effective income tax rate                                 38.0%           41.7%

Income before minority interest                          3,125           2,025           1,100        54.3%
Minority interest in net loss of subsidiary                 --              86             (86)       nm
                                                      --------        --------        --------
Net income                                            $  3,125        $  2,111        $  1,014        48.0%
                                                      ========        ========        ========



(1) nm - percentage not meaningful

NET SALES decreased 3.1% as a result of the continuing weakness in business at the Company's advertising agency accounts. However, in the consumer products packaging side of the business, which currently represents approximately 85% of the Company's overall business, revenues increased 7.0% in the third quarter of 2002 versus the prior year third quarter. The Company expects the level of business with advertising agency accounts to remain weak for the remainder of 2002. The lower sales are mitigated by the fact that ad agencies now represent less than 15% of the Company's business and the Company's packaging prepress client revenue has increased.

GROSS MARGIN as a percentage of net sales for the third quarter of 2002 increased to 40.3% from 40.0% for the comparable period in the prior year. Given the fact that net sales were lower than the prior period, an increase in gross margin as a percentage of sales is a very positive result. The increase in the gross margin percentage indicates that the cost cutting moves the Company initiated through its restructurings is having a positive effect.

OPERATING INCOME was 29.2% higher than the previous year third quarter. The increase in operating income and in operating margin was due to lower SG&A expense in the third quarter of 2002 as a result of the Company's cost cutting measures and restructurings in prior years.

RESTRUCTURING AND OTHER CHARGES in the third quarter of 2002 consists of a charge for $421 of severance costs. The severance was as a result of layoffs due to lower revenues from advertising agency clients. The layoffs were considered "other charges" as they did not arise from a formal restructuring plan. In the prior year third quarter the $332 charge was also for severance costs.

OTHER INCOME (EXPENSE) - NET - The lower net expense was substantially all as a result of lower interest expense. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in the third quarter of 2002 as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows in the first nine months of 2002 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001 as approximately 60% of the Company's debt was at floating rates averaging 3.0% during the third quarter of 2002.

INCOME TAX PROVISION was $1,915, or 38% effective rate, for the third quarter of 2002 as compared to $1,446, or 41.7% effective rate in the third quarter of the previous year. An effective tax rate in the range of 38% to 41% is anticipated in the fourth quarter of 2002.

NET INCOME for the third quarter of 2002 increased significantly versus the same period of 2001 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.15 and $0.14, respectively, for the third quarter of 2002 compared with $0.10 and $0.10 for the same period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                  Nine Months Ended September 30, 2002 and 2001

                                                                                             $           %
                                                         2002             2001            CHANGE       CHANGE
                                                         ----             ----            ------       ------
Net sales                                             $ 134,750        $ 140,606        $  (5,856)      -4.2%
Cost of sales                                            79,255           83,922           (4,667)      -5.6%
                                                      ---------        ---------        ---------
Gross profit                                             55,495           56,684           (1,189)      -2.1%
Gross margin percentage                                    41.2%            40.3%

Selling, general and administrative expenses             37,688           41,720           (4,032)      -9.7%
Amortization of intangibles                                  --            1,616           (1,616)      nm (1)
Restructuring and other charges                           2,542            1,017            1,525       nm
                                                      ---------        ---------        ---------
Operating income                                         15,265           12,331            2,934       23.8%
Operating margin percentage                                11.3%             8.8%

Other income (expense)
 Interest and dividend income                               229               20              209       nm
 Interest expense                                        (2,175)          (3,397)           1,222      -36.0%
 Other income (expense)                                     130              351             (221)      nm
                                                      ---------        ---------        ---------
                                                         (1,816)          (3,026)           1,210      -40.0%

Income before income taxes and minority interest         13,449            9,305            4,144       44.5%

Income tax provision                                      3,619            3,848             (229)      -6.0%
Effective income tax rate                                  26.9%            41.4%
                                                      ---------        ---------        ---------
Income before minority interest                           9,830            5,457            4,373       80.1%
Minority interest in net loss of subsidiary                  21              117              (96)      nm
                                                      ---------        ---------        ---------
Net income                                            $   9,851        $   5,574        $   4,277       76.7%
                                                      =========        =========        =========



(1) nm - Percentage not meaningful

NET SALES decreased 4.2% versus the same period in 2001. On the consumer products packaging side of the business, which represents approximately 85% of the Company's overall business, revenues with the Company's consumer products packaging accounts increased 5.4% in the current year nine-month period versus the comparable period in the prior year. However, lower sales in the prepress for advertising agency business more than offset the gains from the consumer products packaging business. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

GROSS MARGIN as a percentage of net sales for the nine-month period ended September 30, 2002 increased to 41.2% from 40.3% for the comparable period in the prior year. Given the fact that net sales were lower than the prior period, an increase in gross margin as a percentage of sales is a very positive result. The increase in gross margin as a percentage of sales indicates that the cost cutting moves the Company initiated through its restructurings is having a positive effect.

OPERATING INCOME in the nine-month period was higher than the previous year nine-month period despite a $2,121 asset impairment charge classified as Restructuring and Other Charges on the Consolidated Statement of Operations was recorded in the nine-month period of 2002 reducing operating income as compared to a $1,017 restructuring charge in the comparable period of the previous year.

RESTRUCTURING AND OTHER CHARGES of $2,542 in the nine-month period of 2002 resulted from a $2,121 charge for asset impairment recorded in accordance with the new accounting standard for asset impairments, Statement of Financial Accounting Standard No. 144 and $421 from severance costs in the third quarter of 2002. The new accounting standard requires a regular periodic review of all long-lived assets including property, plant and equipment as well as any other long-term assets. The Company performed a review as of June 30, 2002 and determined that $2.1 million of assets, primarily software and software development assets, had little or no value based on obsolescence or limited use. The Company had no asset impairment charge for the quarter ended September 30, 2002. Additionally, the Company reviewed its long-lived assets for impairment in 1999, 2000 and 2001 in connection with the 1999 restructuring, the 2000 restructuring and the 2001 restructuring and recorded impairment charges of 869, 799, and zero, respectively. In the nine-month period ended September 30, 2001, a restructuring charge of $1,017 was recorded related to severance costs and the cost to terminate a lease.

OTHER INCOME (EXPENSE) - NET decreased for the nine-month period of 2002 compared with same period of 2001. The lower net expense was primarily as a result of lower interest expense. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in the first nine months of 2002 as compared to the same period in the prior year. The lower borrowing levels were due to strong cash flows in the first nine months of 2002 that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001 as approximately 57% of the Company's debt was at floating rates during the nine-month period of 2002.

INCOME TAX PROVISION was lower than the comparable period of the previous year as a result of offsetting the regular tax provision with tax benefits from refunds received in the second quarter of 2002 and tax benefits from the reduction in tax liabilities in connection with the settlement an outstanding liability for lower amount than the amount that had been accrued in the second quarter. As a result the effective tax rate for the nine-month period ended September 30, 2002 was 26.9% as compared to 41.4% in the comparable period of the prior year.

NET INCOME for the nine-month period ended September 30, 2002 increased significantly versus the same period of 2001 for the reasons previously discussed.

BASIC AND DILUTED EARNINGS PER SHARE was $0.46 and $0.45, respectively, for the nine months ended September 30, 2002 compared with $0.26 and $0.26 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, which expires in May 2004, of which approximately $40,000 was available for borrowings at September 30, 2002. The Company also maintains a $15,000 demand line of credit to provide financing and working capital flexibility. At September 30, 2002, approximately $6,400 was available for borrowing under the demand line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3,500), China (US $1,500) and Malaysia (US $1,250).

Long-term debt and capital lease obligations decreased to $37,300 at September 30, 2002 from $52,100 at December 31, 2001. The Company reduced long-term debt by payment of $9,000 on its unsecured credit facility and $6,000 on its Note Purchase Agreement dated August 18, 1995. The amount outstanding on the demand line of credit, included in current liabilities, has increased by $6,900.

At September 30, 2002, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $18,000 with terms ranging from 2001 through 2005 at an interest rate of 6.98%; (ii) $25,000 of borrowings under the Company's unsecured credit facility; (iii) $8,600 of borrowings under its unsecured demand credit line;
(iv) $547 of borrowings under its Chinese credit line; and (v) $404 of borrowings under its Malaysian credit facility.

Because of the Company's strong cash flow and earnings in 2002 and the reduction in outstanding debt, effective July 1, 2002, the Company's leverage ratio had improved such that its borrowing cost was reduced by twelve basis points and is at the lowest borrowing rate allowed in the agreement. In addition, the charge for the unused portion of the $65,000 credit facility was reduced by five basis points.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

Capital expenditures of $2,175 and $5,667 were made during the quarter and nine months ended September 30, 2002, respectively. Depreciation expense was $2,665 and $8,958 for the quarter and nine months ended September 30, 2002, respectively.

SEASONALITY

With respect to consumer products packaging, the prepress market is not currently seasonal. On the other hand, there are cycles of design changes for brand images that most consumer products brands are subject to. These cycles differ from brand to brand as to when design changes occur and thus the Company's sales volume levels are unpredictable.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines. In the second half of 2001 and in the first nine months of 2002 the advertising agency market was very depressed.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding market risk is disclosed in the Company's December 31, 2001 Form 10-K. There have been no material changes in information regarding market risk relating to the Company since December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART II - OTHER INFORMATION


ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

EXHIBIT #                                DESCRIPTION
---------                                -----------

  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.  Reports on Form 8-K

None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of November 2002.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer

                                 CERTIFICATIONS


I, David A. Schawk, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Schawk, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 8, 2002                             /s/ David A. Schawk
      -----------------------                         --------------------------
                                                      President & CEO

                                 CERTIFICATIONS


I, James J. Patterson, certify that:

     7.   I have reviewed this quarterly report on Form 10-Q of Schawk, Inc.;

     8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 8, 2002                            /s/ James J. Patterson
      -----------------------                        ---------------------------
                                                     Sr. Vice President & CFO