Form 10-K
period 2002-12-31
SCHAWK INC
filed 2003-03-17
CIK 719164

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                          ---------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 126-2 of the Act.)  Yes   No [X]

The aggregate market value on June 30, 2002 of the voting stock held by non-affiliates of the registrant was approximately $55,833,049.

The number of shares outstanding of each of the registrant's classes of common stock as of February 24, 2003 is 21,437,915 shares, Class A Common Stock, $.008 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       PART AND ITEM NUMBER OF FORM 10-K INTO WHICH INCORPORATED.
---------------------------------------------    ----------------------------------------------------------
1. Proxy Statement for the 2003 Annual           Part III, Items 10, 11, 12 and 13.
   Meeting of Stockholders to be held May 21,
   2003 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                DECEMBER 31, 2002


                                                                                             Page
                                                                                             ----
PART   I

         Item 1.  Business                                                                     3
         Item 2.  Properties                                                                  12
         Item 3.  Legal Proceedings                                                           14
         Item 4.  Submission of Matters to a Vote of Security Holders                         14


PART II

         Item 5.  Market for the Registrants'                                                 15
                  Common Stock and Related Stockholder Matters
         Item 6.  Selected Financial Data                                                     16
         Item 7.  Management's Discussion and
                  Analysis of Financial Condition and Results of Operations                   17
         Item 7a. Quantitative and Qualitative Disclosures about Market Risk                  23
         Item 8.  Financial Statements and Supplementary Data                                 24
         Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures                                                   45

PART III

         Item 10. Directors and Executive Officers of the Registrant                          45
         Item 11. Executive Compensation                                                      46
         Item 12. Security Ownership of Certain Beneficial Owners and Management              46
         Item 13. Certain Transactions                                                        46
         Item 14. Controls and Procedures

PART IV

         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K             46
         Signatures                                                                           50
         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002             51

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         Schawk, Inc. and its subsidiaries ("Schawk" or the "Company") operate in one operating business segment, Digital Imaging Graphics Arts, that serves consumer products packaging, advertising and promotional markets. The Company is incorporated under the laws of the State of Delaware.

         The Company is the largest independent provider of digital imaging graphic services to the consumer products packaging market in the world. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging accounted for over 85% of net sales for 2002 and over 70% of net sales during 2001 and 2000. The balance of the Company's business consists of the production of similar advertising and promotional applications.

         The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times. The Company's ability to provide high quality, customized graphic services quickly makes it a valued player in new product introduction and promotional activity.

         The Company maintains both digital and analog data archives of product package layouts and designs for many of its clients. This activity brings value to those clients while improving the Company's efficiency in accommodating clients' rapidly changing packaging design modifications and product line extensions. By continuing to provide such high-end, value-added services, the Company commands a significant share of the market for graphic services for the food and beverage industry, which uniquely positions it to benefit from positive industry trends.

         The Company believes that its clients have increasingly chosen to outsource their imaging needs to the Company because of its: (i) high quality customized imaging capabilities; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States, Canada, Mexico and Asia; (iv) color expertise; (v) digital imaging asset management; (vi) workflow management;
(vii) art production; and (viii) ability to service its clients' global graphic requirements through the Company's North American facilities and international subsidiaries and alliance partners.

GRAPHIC SERVICES INDUSTRY

         "Graphic Services" are the tasks involved in preparing images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional materials. Packaging for consumer products encompasses folding cartons, boxes, trays, cans, containers, packaging labels and wrap. While graphic work represents a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic work.

         Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production design, digital photography, retouching, color separation and other plate making services, for use in lithography, flexography and gravure. "Color separation" refers to preparing color images, text and layout for the printing process. Graphic services such as color separation work have traditionally been performed by skilled craftspeople almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, graphic firms such as the Company have become computerized, relying instead on digital imaging, in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of media, including tape, floppy disk, CD-ROM and via the Internet. More recently there is a trend toward an all-digital workflow, from creative design through printing. The most recent innovation is the production of plates directly from a digital file, hence the term "direct to plate" (DTP) or "computer to plate" (CTP). This innovation eliminates the step of preparing photographic film and exposing the film on a plate. This CTP technology is more precise and reduces the time to produce a printing plate. The Company has acquired several CTP units and has the capacity to service its clients with CTP services throughout North America.

         The graphic industry in North America has over 1,000 market participants, principally independent color separators, such as the Company, converters, printers and advertising agencies that perform these services in-house. The majority of graphic providers specialize in commodity-oriented publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company's target markets, however, are high-end packaging for the consumer products industry, advertising and promotional applications. The North American market for graphic services for packaging to the consumer products industry is estimated by the Company to be approximately $2.0 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products graphic industry is highly fragmented with hundreds of market participants, only a small number of whom have annual revenues exceeding $30.0 million. The Company believes that the number of participants in the North American graphic market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

         The rapid development of lower-cost, faster desktop publishing software systems has increased the potential for competition in the graphic industry by lowering barriers to entry relating to equipment costs. However, this development has also resulted in the proliferation of software systems, many of which have created training issues. Frequent changes in software necessitate continuous training and education and investment in faster equipment. It has also created the demand from clients for increasingly faster turnaround and delivery times. As technology advances in the imaging industry, speed has become, and continues to be a significant differentiator between the Company and its competition. Furthermore, these rapid turnaround times, regulatory requirements and demand for global brand consistency have created new, more significant barriers than had previously existed.

         There is also a more significant barrier to entry that has always existed - hundreds of "technician-years" of expertise in working with all of the major printers and converters to make sure a package is printed according to the client's specifications. For this reason, new upstarts have difficulty competing with the Company.

         The Company focuses on three primary markets: consumer products packaging, advertising agencies, and promotion. The food and beverage segment of the consumer products industry has packaging requirements that are complex and demanding due to variations in packaging materials, shapes and sizes, custom colors, varying storage conditions and marketing enhancements. Product extensions and frequent packaging redesigns have resulted in an increasing volume of color separation and related work in the consumer products industry and in particular for the food and beverage segment. Additional industry trends include: (i) the shorter turnaround and delivery time requirements from the creative design phase to final distribution of the packaged product; (ii) an increasing number of SKUs competing for shelf space and market share; (iii) the increasing importance of package appearance and promotions due to demonstrated point-of-sale consumer purchasing behavior; and (iv) the increasing requirements for worldwide quality and consistency in packaging as companies attempt to build global brand name recognition. Increasingly, the advertising and promotion markets require coordination of these efforts, with the initiatives coming from advertising agencies. The Company's expansion into these markets strengthens and enhances the overall service offering to the unified marketing approach of our clients.

         Meeting the requirements of the advertising and promotional business demands production of work under extremely short timelines, usually in less than 24 hours. Creative retouching, color correction and composition in multiple file formats are produced to meet requirements of the printers. The Company is a leader in conventional, computer to plate and digital ad delivery to publications.

THE COMPANY'S GROWTH STRATEGY

         The Company's primary goal is to enhance its leadership positions in the graphic imaging market serving the consumer products, advertising and promotion markets. Key aspects of the Company's business strategy to achieve this goal include the following:

         - Organic Growth. Historically the Company has primarily grown through acquisitions. As there were fewer companies that met the Company's acquisition criteria in the marketplace in the last few years, the Company has increased its focus on organic growth, turning to its highly skilled sales force to be the primary growth driver for the Company. As a result, and in connection with this strategic planning process at the Company, the Company identified as one of its key business objectives to increase sales by increasing the amount of business the Company does with existing clients as well as increasing the number of new accounts.

               The Company has increased its focus on organic growth by separating its sales force into new account development and existing account development groups. The new account development group is charged with calling on the Fortune 1000 accounts that the Company does not currently do business with. The existing account group works with their current clients to increase the number of brands that the Company handles and to increase the number of services that the Company provides to the client.

               To bring focus to the organic growth objective, the Company has introduced a new sales compensation system, which rewards both sales growth and profitability growth.

         - Growth through Acquisitions. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million in revenues. In its 49-year business history, the Company has integrated more than 44 graphic and imaging businesses into its operations while streamlining overhead and improving margins in the aggregate. The Company acquired 13 businesses from March 1998 to November 1999 with combined annualized revenues in excess of $77 million. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. The managers of acquired businesses receive performance incentives to continue to profitably grow the business. There were no acquisitions by the Company in 2001 and there was one small acquisition in 2002.

               The Company intends to continue expanding through acquisitions of well-managed companies with solid market positions, a reputation for quality work and established client lists. The Company believes that an emphasis on complementary acquisitions of companies serving targeted markets will allow it to broaden its service offerings and provide single source design, graphic image database services and workflow management services.

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

         - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their graphic staffs and total number of suppliers. The Company's on-site strategy developed as clients outsource imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort, as clients increasingly require on-site service. As of December 31, 2002, the Company had 41 on-site locations staffed by over 130 Schawk employees, approximately 9% of its total workforce. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of digital imaging services. As clients continue to cut their staffing levels, they are expanding the number of services required of their graphic suppliers. As a result, fewer of the Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue.

         - Exploitation of Technology Advancements. The Company is dedicated to keeping abreast of and initiating technological process developments in its industry. To build upon its leadership position, the Company actively evaluates systems and software products of various computer and software manufacturers and also independently develops software for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts on understanding the systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements.

MANAGEMENT PHILOSOPHY

As part of the Company's ongoing strategic planning process, management of the Company introduced Vision 2020, a roadmap that the Company will follow into the future. The Chief Executive Officer, David A. Schawk, introduced an overview of the strategy to every employee of the Company and subsidiaries around the world in late 2001. In 2002, Company management organized teams from throughout the organization to work on business objectives that came out of the strategic planning process. Incentive compensation programs in alignment with the Company's strategy were developed and have been implemented for 2003. The overriding guidelines for the Company's strategy were summarized in a "Vivid Description" of what the Company believes in. The Vivid Description of the Company is as follows:

     The value and breadth of our services and capabilities will be driven first and foremost by the requirements and satisfaction of our clients...We will deliver value through ensuring global brand consistency and the premiere speed-to-market solution to those clients. By becoming an integrated strategic partner to our clients, we will demonstrate value and inspire their unwavering confidence and loyalty...We will become the most profitable company in our industry and we will reach a dominant market share globally...We will continue to invest in training and development so that our employees and their tools will be the best of the best...The Schawk brand name will be recognized as the highest value answer to clients' brand image requirements.

The business objectives the Company is working on support the Vivid Description of the Company are as follows:

         -     Increase Global Coverage through Acquisitions Worldwide
         -     Redefine Our Source of Revenue and Profit for the future
         -     Invent / Reinvent Solutions for Our Clients
         -     Increase Organic Growth
         -     Hire and Retain the Best of the Best Employees
         -     Measure Customer Satisfaction and Improve on our performance

To achieve the Company's business objectives, management stresses the following:

         Client Service. Another key component of the Company's management philosophy has been its commitment to client service. The Company's offering continues to be increasingly focused on meeting the changing needs of its clients. This requires a commitment to working with clients to understand these needs. The Company believes that this commitment has contributed to the confidence and loyalty its clients have shown. Because of the increasingly competitive markets faced by its clients, the Company must be flexible enough to modify its operations in order to meet the specialized needs of its clients. The Company's emphasis on on-site client representatives and operations helps to address this requirement and has further solidified existing client relationships.

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

         Technical Expertise. The Company is able to provide its clients with high quality services and products and quick response time because of its efficient utilization of state-of-the-art equipment, software, digital server, storage technology, and telecommunication systems. As part of its commitment to maintain its technological expertise, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs. The Company acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991, the Company established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group continues to be recognized for its efforts and has been invited to lecture at numerous national and international symposiums and conferences.

SERVICES

         The Company offers comprehensive, high quality digital imaging graphic services. The Company's facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, plate making and press proofs for lithography, flexography and gravure.

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

         The Company specializes in digital imaging graphic services relating to the packaging and promotional needs of clients in the consumer products industry and in the advertising and promotion markets. The Company serves Fortune 1000 companies and their advertising agencies to ensure worldwide quality and consistency in the packaging and related imagery of their products with the wide array of consumer products in the marketplace. Because there is no consistent size, shape, color or packaging material, the Company functions as a network of custom job shops taking advantage of its size for technical expertise while being able to respond quickly to the varying needs of global clients.

         Image quality and consistency and ever-shortening response and delivery times are becoming increasingly important to consumer products manufacturers as packaging assumes a greater role in promotion. While graphic work represents a relatively small percentage of overall packaging costs, the visual impact and effectiveness of product packaging is largely dependent upon the quality of the graphic work.

         The Company's clients typically outsource their graphic requirements and assign the Company the responsibility of interfacing with the clients and client designated suppliers in developing and printing the packaging and related materials. The Company competes on the basis of offering its multi-national client base: (i) high quality customized imaging; (ii) rapid turnaround and delivery times; (iii) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States and Canada; (iv) digital imaging asset management; (v) workflow management; (vi) art production; and (vii) the ability to service its clients' global graphic requirements through the Company's North American facilities and international subsidiaries and alliance partners.

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

         In keeping with this need for greater control and organization, the Company has expanded its services into a number of new areas that assist the client with the overall management of their art processes. The Company has added production art services that quickly execute and expand upon new graphics ideas, and assist the client in speeding their brands to market with fewer errors and higher efficiency. Additional services are provided through InterchangeDigital, a wholly owned Schawk subsidiary. With InterchangeDigital's PaRTS product (Production and Resource Tracking System), clients are able to maintain a central archive of approved digital graphics and design templates that can be used to normalize the production of packaging and collateral graphics on a global basis. PaRTS also tracks vendor performance, time lines, and other process critical data. InterchangeDigital delivers a broader range of integrated services through its products than competing systems and in-turn is able to drive a better value proposition for its customers. Schawk 3D is another group that the Company has leveraged to provide 3D modeling capabilities to its customers allowing them to review and deploy new graphics concepts in a shorter time frame, and to proof concepts and collateral before actual manufacturing begins. All of the Company's related services are leveraging new technologies and solution services that focus on workflow and knowledge collaboration during the product and concept development cycles. We believe that this focus is a visible differentiator with would-be competitors and will help to maintain the Company's status as a preferred supplier.

         Given the increased computerization of the graphic services industry, highly trained technicians are essential to the quality of the end product. Requirements of turnaround speed without a reduction in quality are increasing as clients strive for differentiation and customization of their products and brands. The Company has met these requirements by continuously reinvesting in technology, training its personnel and establishing numerous satellite on-site operations to complement its main operating facilities.

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

         The Company's services are distinguished by its ability to complete graphic services for packaging designs in increasingly compressed time frames and with high standards of quality. In order to satisfy client requirements, the Company is frequently required to provide services in as little as 24 hours. The following core competencies of the Company are described in more detail below:

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

         - On-Site Personnel. The Company has placed over 130 employees on-site at or near 41 client locations in an effort to further integrate its graphic services directly with the client operations. This facilitates faster turnaround and delivery times and fosters stronger client relationships.

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

               Over the course of its 49-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada. As a result, the Company has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

         - Image Asset Management. The Company maintains and manages a database for its clients' images and package designs. Once an image is in the Company's database, the client can make frequent regional, seasonal or event related adjustments to the file image prior to printing. The Company's ability to quickly manipulate digital images enables its clients to deliver their products to the market faster. The Company's capabilities also allow it to send an image for output and printing virtually anywhere in the world. As more and more multi-national consumer products companies strengthen their international packaging quality control to enhance their global brand image, they are requiring a more consistent worldwide image. In response to this trend, the Company is playing an increasing role in ensuring that its clients' images are satisfactory and consistent both domestically and internationally. The acquisition of 65% of the Laserscan Group in September, 1999 (and the subsequent purchase of the remaining 35% minority interest in 2002) with operations in China and Malaysia is indicative of the Company's commitment to its clients on a worldwide basis.

ACQUISITIONS AND START-UP OPERATIONS

         The Company has acquired and integrated more than 44 graphic and imaging businesses into its operations since the business was founded in 1953. Throughout its history, the Company has successfully identified acquisition candidates that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management. The Company favors businesses with management teams that will continue to operate the businesses as autonomous units. The Company has also commenced a number of start-up operations over the years when client servicing requirements or market conditions warranted.

         In 2002 the Company purchased the remaining 35% of the Laserscan Group. Also in 2002, the Company's Canadian subsidiary acquired certain assets and assumed certain liabilities of Imaginex, a Toronto area graphic company. There were no acquisitions in 2000 or 2001. During 1999 the Company completed eight acquisitions: Cactus Imaging Centres in Toronto, Canada; Color One in Cincinnati, OH; Deluxe Engraving in Cincinnati, OH; Designer's Atelier in New York, NY; Inter-Process Service in Stamford, CT; The Mackinder Group in New York, NY; Plewes-Bertouche in Toronto, Canada and Laserscan, with operations in China, Malaysia, and Thailand. During 1998 the Company completed five acquisitions: S&M Rotogravure in New Berlin, Wisconsin; Chromart, Inc. in New York, NY; Horan Imaging Solutions in New York, NY; Design Partners in Toronto, Canada; and Herzig Somerville, Ltd. In Toronto, Canada.

         There were no start-ups established in 2002. In 2001, the Company established an art production operation in Chicago, Illinois. In 2000, the Company established start-up operations in Stamford, Connecticut and Singapore. In 1999, the Company established start-up operations in Kobe, Japan; Ardsley, New York; and Charlotte, North Carolina. In 1998, the Company established a start-up operation in Queretaro, Mexico. Due to unfavorable market conditions the start-up in Ardsley, New York was shut down in 2001, and the start-ups in Charlotte, North Carolina and Toronto, Ontario were shut down in 2000.

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

RESEARCH AND DEVELOPMENT

         The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for consumer products packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. PaRTS(TM) and Schawk 3D are examples of the Company's commitment to research and development. Total research and development spending is not material.

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

         Many of the Company's clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven graphic cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts such manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company's business (also see "Seasonality and Cyclicality").

         In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 2002 no single client accounted for more than 7.4% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 40% of net sales.

COMPETITION

         The Company's competition comes primarily from other independent color separators and converters and printers that have graphic service capabilities. Independent color separators are companies whose business is performing graphic services for one or more of the principal printing processes. The Company believes that only two firms, Applied Graphics Technologies, Inc., through its Wace Group subsidiary, and Southern Graphics, a subsidiary of Alcoa, compete with the Company on a national basis. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.

         Some converters with graphic service capabilities compete with the Company by performing such services in connection with printing work. Independent color separators such as the Company, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize the services of the Company because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on graphic technology.

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

INTELLECTUAL PROPERTY

         The Company owns no significant patents. The trademarks "Schawk," and "PaRTS" and the trade names "Anthem New Jersey," "Anthem Los Angeles," "Anthem Toronto," "Anthem Chicago," "Anthem Singapore", "Schawk Asia," "Schawk Atlanta," "Schawk Cactus," "Schawk Canada," "Schawk Cherry Hill," "Schawk Chicago," "Schawk Chromart," "Schawk Cincinnati 446," "Schawk Cincinnati 447," "Schawk Designer's Atelier," "Schawk Japan," "Schawk Kalamazoo," "Schawk Kuala Lumpur," "Schawk Mexico," "Schawk Milwaukee," "Schawk Minneapolis," "Schawk New York," "Schawk Penang," "Schawk St. Paul," "Schawk Toronto" "Schawk Shanghai," "Schawk Singapore", "Schawk Stamford," "Interchange," "Interchange Digital," "Interchange Digital Management Services", "The Palm Group," "Laserscan," are the most significant trademarks and trade names used by the Company or its subsidiaries.

EMPLOYEES

         As of December 31, 2002 the Company had approximately 1,400 full-time employees. Of this number, approximately 30% are production employees represented by local units of the Graphic Arts International Union and by local units of the Communications, Energy & Paperworkers Union of Canada. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiations. The Company considers its relationships with its employees and unions to be good.

BACKLOG

         The Company does not have or keep backlog figures as projects or orders are generally in and out of the facilities within five to seven days. Generally, the Company does not have contracts with its clients, but maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

SEASONALITY AND CYCLICALITY

         The Company's digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. On the other hand, there is a three to four year cycle for major design changes that the Company has experienced in the last eight years resulting in greater volumes in certain years followed by more modest volumes as only small changes are made before the next major redesign cycle. With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid December and don't start up again until mid January. Advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline the Company's advertising and promotion business declines.


ITEM 2.  PROPERTIES

         The Company owns or leases the following office and operating facilities:

                                                                           LEASE
                                SQUARE     OWNED/                        EXPIRATION
     LOCATION                    FEET      LEASED        PURPOSE            DATE                DIVISION
     --------                    ----      ------        -------            ----                --------
                               (APPROX.)
Cherry Hill, New Jersey         35,000     Owned     General Offices,     N/A               Schawk Cherry Hill
                                                     Operating Facility

Chicago, Illinois               15,200     Leased    General Offices,     May 2005          Anthem Chicago
                                                     Operating Facility

ITEM 2.  PROPERTIES (CONTINUED)

Cincinnati, Ohio                74,200     Leased    General Offices,     August 2004       Schawk Cincinnati 446
                                                     Operating Facility

Cincinnati, Ohio                12,000     Leased    General Offices      August 2004       Schawk Cincinnati 447
                                                     Operating Facility

Costa Mesa, California           3,000     Leased    General Offices,     April 2004        Anthem Los Angeles
                                                     Operating Facility

Des Plaines, Illinois           14,000     Owned     Executive Offices    N/A               Corporate Office

Des Plaines, Illinois            4,200     Owned     Operating Facility   N/A               Interchange Digital

Des Plaines, Illinois           60,000     Leased    General Offices,     December 2010     Schawk Chicago
                                                     Operating Facility

Franklin Park, Illinois         62,000     Owned     General Offices,     N/A               Schawk Chicago

Hackettstown, New Jersey         3,000     Leased    General Offices,     September 2005    Anthem New Jersey
                                                     Operating Facility

Kalamazoo, Michigan             67,000     Owned     General Offices,     N/A               Schawk Kalamazoo
                                                     Operating Facility

Kobe, Japan                      1,160     Leased    General Offices,     December 2002     Schawk Japan
                                                     Operating Facility

Kuala Lumpur, Malaysia           5,280     Owned     General Offices,     N/A               Laserscan Sdn Bhd
                                                     Operating Facility

Minneapolis, Minnesota          31,000     Owned     General Offices,     N/A               Schawk Minneapolis
                                                     Operating Facility

Mississauga, Ontario Canada     42,000     Leased    General Offices ,    March 2003        Schawk Toronto
                                                     Operating Facility

Mississauga, Ontario Canada     12,000     Leased    General Offices ,    December 2004     Schawk Toronto
                                                     Operating Facility


Mississauga, Ontario Canada      2,300     Leased    General Offices ,    October 2004      Schawk Toronto
                                                     Operating Facility

New Berlin, Wisconsin           43,000     Leased    General Offices,     June 2003         Schawk Milwaukee
                                                     Operating Facility

New York, New York              31,000     Leased    General Offices,     April 2003        Schawk New York
                                                     Operating Facility

Penang, Malaysia                34,000     Owned     General Offices,     N/A               Laserscan Sdn Berhad
                                                     Operating Facility

Penang, Malaysia                 1,706     Owned     General Offices,     N/A               Laserscan
                                                     Operating Facility                     Flexographic

ITEM 2.  PROPERTIES (CONTINUED)

Penang, Malaysia                 2,330     Owned     General Offices,     N/A               Laserscan Technology
                                                     Operating Facility

Queretaro, Mexico               18,000     Owned     General Offices,     N/A               Schawk Mexico
                                                     Operating Facility

Roseville, Minnesota            28,000     Leased    General Offices,     May 2004          Schawk St. Paul
                                                     Operating Facility



Shanghai, China                 19,400     Leased    General Offices,     November 2005     Laserscan Shanghai
                                                     Operating Facility

Singapore                        7,500     Leased    General Offices      December 2004     Schawk Singapore

Smyrna, Georgia                 25,200     Leased    General Offices,     October 2003      Schawk Atlanta
                                                     Operating Facility

Stamford, Connecticut           20,000     Leased    General Offices,     August 2004       Schawk Stamford
                                                     Operating Facility

Toronto, Ontario, Canada        56,000     Leased    General Offices,     December 2004     Schawk Toronto
                                                     Operating Facility

Toronto, Ontario, Canada         8,292     Leased    General Offices,     January 2005      Anthem Toronto
                                                     Operating Facility

Toronto, Ontario, Canada        17,500     Leased    General Offices,     November 2007     Schawk Cactus
                                                     Operating Facility

Toronto, Ontario Canada         13,900     Leased    General Offices ,    December 2004     Schawk Toronto
                                                     Operating Facility


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders for the three months ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

SCHAWK, INC. SUPPLEMENTAL STOCKHOLDER INFORMATION QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------------------------------------------------------
                      March 31,   June 30,     September    December 31,   March 31,   June 30,   September 30,   December 31,
                        2001        2001       30, 2001         2001          2002       2002          2002           2002
--------------------------------------------------------------------------------------------------------------------------------
Net sales              $46,924      $48,342     $48,001        $46,376       $43,618     $47,049     $46,518         $49,004
Cost of sales           28,462       28,963      29,158         27,943        26,058      27,567      28,065          30,559
                     -----------------------------------------------------------------------------------------------------------
Gross Profit            18,462       19,379      18,843         18,433        17,560      19,482      18,453          18,445

Net income             $ 1,403      $ 2,060     $ 2,111        $ 2,444       $ 2,724     $ 4,002     $ 3,125         $ 3,680
                     ===========================================================================================================
Earnings per share
   Basic               $  0.07      $  0.10     $  0.10        $  0.11       $  0.13     $  0.19     $  0.15         $  0.17
   Diluted                0.07         0.10        0.10           0.11          0.13        0.18        0.14            0.17


Prior-year amounts have been reclassified to conform to current-year presentation.

DIVIDENDS DECLARED PER CLASS A COMMON SHARE
-------------------------------------------------------------

Quarter Ended:              2002                   2001
-------------------------------------------------------------

March 31                   $0.0325                $0.0325
June 30                     0.0325                 0.0325
September 30                0.0325                 0.0325
December 31                 0.0325                 0.0325
                           -------                -------

     Total                 $0.1300                $0.1300
                           =======                =======

STOCK PRICES

The Company's Class A common stock is listed on the NYSE under the symbol "SGK". The Company has approximately 901 stockholders of record as of February 24, 2003.

Set forth below are the high and low sales prices for the Company's Class A common stock for each quarterly period within the two most recent fiscal years.

-------------------------------------------------------------
Quarter Ended:          2002 High/Low     2001 High/Low
-------------------------------------------------------------

March 31                $11.45 - 9.08     $ 9.31 - 8.60
June 30                  10.70 - 9.40      11.50 - 8.80
September 30             10.60 - 9.68      11.20 - 9.61
December 31              10.17 - 9.45      11.23 - 9.27

     The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category             Number of securities       Weighted-average        Number of securities
                            to be issued upon        exercise price of     remaining available for
                               exercise of         outstanding options,     future issuance under
                          outstanding options,      warrants and rights      equity compensation
                           warrants and rights                                      plans
---------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                2,542                      $9.48                      725
security holders

Equity compensation
plans not approved by               --                         --                       --
security holders
                          -------------------------------------------------------------------------

TOTAL                            2,542                      $9.48                      725
                          =========================================================================


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                       Year Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                 2002            2001          2000           1999            1998
                                                              ----------------------------------------------------------------------
                                                                             (In Thousands, Except Per Share Amounts)
CONSOLIDATED INCOME STATEMENT INFORMATION
   Net Sales                                                    $186,189       $189,643       $210,804       $188,497       $148,635
   Operating Income (b)                                           21,948         17,376         22,973         23,661         28,308
   Income Before Income Taxes and Minority
     Interest                                                     19,713         13,129         18,111         20,038         29,748
   Income Taxes                                                    6,203          5,320          7,567          8,240         12,050
   Minority Interest in net loss of
     subsidiary                                                       21            209             97             --             --
   Net Income                                                     13,531          8,018         10,641         11,798         17,698
   Net Income Per Common Share (a)
     Basic                                                      $   0.63       $   0.37       $   0.50       $   0.55       $   1.07
     Diluted                                                        0.62           0.37           0.50           0.55           1.06

Prior-year amounts have been reclassified to conform to current-year presentation

CONSOLIDATED BALANCE SHEET INFORMATION
   Working Capital                                              $ 26,654       $ 26,796       $ 15,579       $ 22,364       $ 35,453
   Total Assets                                                  160,470        166,125        167,863        177,261        138,510
   Long-Term Debt and Capital Lease
     Obligations                                                  37,232         52,131         48,020         67,494         39,619
   Stockholders' Equity                                           89,767         79,537         74,508         66,658         65,023

OTHER  DATA
   Cash Dividends per Common Share                              $   0.13       $   0.13       $   0.13       $ 0.2275       $   0.26
   Depreciation and Amortization                                  11,977         14,138         14,278         12,310          7,741
   Capital Expenditures                                            7,634         14,431         15,476         17,874          9,508


(a) 1998 earnings per share include $0.27 for the discount on redemption of preferred stock.
(b) Prior years include goodwill amortization of $2,161, $2,155, $1,944 and $1,143 for the years ended December 31, 2001, December 31, 2000, December 31, 1999 and December 31, 1998 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed as such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the stability of political conditions in Asia and other foreign countries in which the Company has production capabilities, terrorist attacks and the U.S. response to such attacks, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

New goodwill accounting rules. On January 1, 2002, the Company adopted SFAS 142, the new accounting pronouncement on goodwill accounting. Previously, the Company recorded monthly amortization of goodwill, generally over a 40-year period. The new rules that became effective January 1, 2002 prohibit the amortization of goodwill. Rather, goodwill is to be reviewed on a periodic basis, and if a write-down is required, the write-down must be taken at that time, similar to an impairment charge on other long-lived assets. The goodwill amortization was $545 and $2,161 for the quarter and year ended December 31, 2001, respectively. The Company's results with the pro-forma effect of the new accounting rules on the quarter and year ended December 31, 2001 are as follows:

                Proforma results excluding goodwill amortization
                    Quarter and year ended December 31, 2001
                    (In thousands, Except Per Share Amounts)

                                                            Period Ended December 31, 2001
                                                            ------------------------------
                                                                 Quarter          Year
                                                                 -------          ----
                                                               (unaudited)

        Reported net income                                     $   2,444      $   8,018
        Add back:  Goodwill amortization                              545          2,161
        Subtract: tax effect of goodwill amortization                (198)          (787)
                                                                ---------      ---------
        Adjusted net income                                     $   2,791      $   9,392

        Basic earnings per share:
        Reported net income                                     $    0.11      $    0.37
        Add back:  Goodwill amortization                             0.03           0.10
        Subtract: tax effect of goodwill amortization               (0.01)         (0.03)
                                                                ---------      ---------
        Adjusted basic earnings per share                       $    0.13      $    0.44

        Diluted earnings per share:
        Reported net income                                     $    0.11      $    0.37
        Add back:  Goodwill amortization                             0.03           0.10
        Subtract: tax effect of goodwill amortization               (0.01)         (0.03)
                                                                ---------      ---------
        Adjusted diluted earnings per share                     $    0.13      $    0.44

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Years Ended December 31, 2002 and 2001
                                 (in thousands)

                                                                                         $              %
                                                        2002           2001           CHANGE          CHANGE
                                                        ----           ----           ------          ------
Net sales                                            $ 186,189       $ 189,643       $  (3,454)        (1.8%)
Cost of sales                                          112,249         114,526          (2,277)        (2.0%)
                                                     ---------       ---------       ---------
Gross profit                                            73,940          75,117          (1,177)        (1.6%)
Gross margin percentage                                   39.7%           39.6%

Selling, general and administrative expenses            49,361          54,460          (5,099)        (9.4%)
Amortization of intangibles                                  -           2,161          (2,161)          nm (1)
Restructuring and other charges                          2,631           1,120           1,511           nm
                                                     ---------       ---------       ---------
Operating income                                        21,948          17,376           4,572         26.3%
Operating margin percentage                               11.8%            9.2%

Other income (expense)
 Interest and dividend income                              236              52             184           nm
 Interest expense                                       (2,789)         (4,236)          1,447        (34.2%)
 Other income (expense)                                    318             (63)            381           nm
                                                     ---------       ---------       ---------
                                                        (2,235)         (4,247)          2,012        (47.4%)

Income before income taxes and minority interest        19,713          13,129           6,584         50.1%

Income tax provision                                     6,203           5,320             883         16.6%
                                                     ---------       ---------       ---------
Effective income tax rate                                 31.5%           40.5%

Income before minority interest                         13,510           7,809           5,701         73.0%
Minority interest in net loss of subsidiary                 21             209            (188)          nm
                                                     ---------       ---------       ---------
Net income                                           $  13,531       $   8,018       $   5,513         68.8%
                                                     =========       =========       =========

(1) nm - Percentage not meaningful

         Net sales for 2002 decreased 1.8% versus 2001. On the consumer products packaging side of the business, which represents approximately 85% of the Company's overall business, revenues with the Company's consumer products packaging accounts increased 7.8% in the current year versus the prior year. However, lower sales in the graphic for advertising agency business more than offset the gains from the consumer products packaging business. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

         Gross margin as a percentage of net sales for 2002 increased to 39.7% from 39.6% for the prior year. Given the fact that net sales were lower than the prior period, an increase in gross margin as a percentage of sales is a positive result. The increase in gross margin as a percentage of sales indicates that the cost cutting moves the Company initiated through its restructurings is having a positive effect.

         Operating income in 2002 was 26.3% higher than the previous year despite $2.6 million of asset impairment and severance charges classified as Restructuring and Other Charges on the Consolidated Statement of Operations as compared to $1.1 million of restructuring charges in 2001. The increase in operating income was attributable to cost reduction efforts and restructuring efforts completed in prior years and the nonamortization of goodwill due to the change in accounting method.

         Restructuring and other charges of $2.6 million in 2002 resulted from $2.2 million of charges for asset impairment recorded in accordance with the new accounting standard for asset impairments, Statement of Financial Accounting Standard No. 144 and $0.4 million from severance costs in the second half of 2002. The new accounting standard requires a review of all long-lived assets including property, plant and equipment as well as any other long-term assets when indicators of impairment exist. The Company performed a review as of June 30, 2002 and determined that $2.1 million of assets, primarily software and software development assets, had little or no value based on obsolescence or limited use. The Company also recorded asset impairment charges of $0.1 million in the fourth quarter of 2002. In addition, in 2001 restructuring charges of $1.1 million were recorded related to severance costs and the cost to terminate a lease. . The Company continues to evaluate its operations for possible changes including consolidation of certain locations and changing the staffing levels of other operations to reflect the volume of business being serviced by such locations.

         Other income (expense) - net decreased in 2002 compared with 2001. The lower net expense was primarily as a result of lower interest expense. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in 2002 as compared to the prior year. The lower borrowing levels were due to strong cash flows from operations that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001.

         Income tax provision as a percentage of pretax income was lower than the previous year as a result of offsetting the regular tax provision with tax benefits from state tax refunds received in the second quarter of 2002 and tax benefits from the reduction in tax liabilities in connection with the settlement of an outstanding liability for lower amount than the amount that had been accrued. As a result, the effective tax rate for year ended December 31, 2002 was 31.5% as compared to 40.5% in the comparable period of the prior year.

         Net income for the year ended December 31, 2002 increased significantly versus 2001 for the reasons previously discussed.

         Basic and diluted earnings per share were $0.63 and $0.62, respectively, for the year ended December 31, 2002 compared with $0.37 and $0.37 for 2001.

RESULTS OF OPERATION S
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000
                                 (in thousands)

                                                                                          $             %
                                                        2001           2000            CHANGE         CHANGE
                                                        ----           ----            ------         ------
Net sales                                            $ 189,643       $ 210,804       $ (21,161)       (10.0%)
Cost of sales                                          114,526         127,505         (12,979)       (10.2%)
                                                     ---------       ---------       ---------
Gross profit                                            75,117          83,299          (8,182)        (9.8%)
Gross margin percentage                                   39.6%           39.5%

Selling, general and administrative expenses            54,460          55,034            (574)        (1.0%)
Amortization of intangibles                              2,161           2,155               6          0.3%
Restructuring and other charges                          1,120           3,137          (2,017)          nm (1)
                                                     ---------       ---------       ---------
Operating income                                        17,376          22,973          (5,597)       (24.4%)
Operating margin percentage                                9.2%           10.9%

Other income (expense)
 Interest and dividend income                               52              41              11         26.8%
 Interest expense                                       (4,236)         (5,819)          1,583        (27.2%)
 Other income (expense)                                    (63)            916            (979)          nm
                                                     ---------       ---------       ---------
                                                        (4,247)         (4,862)            615        (12.6%)

Income before income taxes and minority interest        13,129          18,111          (4,982)       (27.5%)

Income tax provision                                     5,320           7,567          (2,247)       (29.7%)
                                                     ---------       ---------       ---------
Effective income tax rate                                 40.5%           41.8%

Income before minority interest                          7,809          10,544          (2,735)       (25.9%)
Minority interest in net loss of subsidiary                209              97             112           nm
                                                     ---------       ---------       ---------
Net income                                           $   8,018       $  10,641       $  (2,623)       (24.6%)
                                                     =========       =========       =========



2001 COMPARED TO 2000

Net sales. Net sales for 2001 decreased 10.0% from the prior year. The decrease in revenues was primarily attributable to soft market conditions and mergers among many of the Company's largest clients. Soft market conditions that began impacting the Company's results in mid-2000 continued throughout all of 2001. However, prepress for the packaging part of the business started to pick up in the fourth quarter. Conversely, the prepress for advertising and promotion part of the business remained soft throughout the fourth quarter reflecting the lowest level of advertising spending in 20 years. Nine of the Company's top 20 accounts were involved in mergers in 2000 and 2001. With respect to the impact of the mergers of many of our top accounts, branding and marketing decisions were put on hold while corporate branding strategies were being reviewed and changed. Management of the Company believes that most of the slowdown in business related to mergers at the Company's clients is over. Finally, two percentage points of the drop in sales in 2001 was from a strategic withdrawal from printing in connection with consolidation of facilities in the Toronto marketplace, which historically were at low margins and not part of the Company's plans for the future.

Cost of sales. Cost of sales for 2001 as a percent of sales was consistent with the prior year despite the decrease in sales previously described. Approximately 70% of the Company's costs are labor costs. The Company was able to reduce costs as a result of previous and current year restructuring efforts through attrition and layoffs.

Operating income. Operating income in 2001 decreased 24.4% from the prior year. Operating income was negatively impacted by lower gross profit due to lower volumes at most of the Company's divisions in 2001. Selling, general and administrative ("SG&A") expenses increased as a percentage of sales to 28.8% in 2001 from 26.1% for 2000 as a result of spending on the Company's own branding changes, including logo changes, new identities for the operating units using the Schawk name to replace the historical names of acquired companies and increased advertising. Other increases in SG&A are due to increased depreciation and amortization in SG&A related to new computer equipment and software purchased in 2000 to upgrade the Company's information systems to make them consistent throughout the organization and increased staffing in information systems to carry out the new systems initiatives.

Restructuring and other charges. The Company continued its restructuring program in 2001, reducing staffing levels by 140 positions and further consolidating certain operations. Total restructuring charges for 2001 were $1.1 million compared to $3.1 million in the previous year. The restructuring charges in 2001 consisted of severance costs of $0.8 million and lease termination and other costs of $0.3 million.

Other income (expense). The other expense decrease in 2001 is primarily due to $1.6 million less interest expense as compared to 2000. The decreased interest expense resulted from repaying debt from cash flow and from lower interest rates. Conversely, other expense in 2001 was $0.06 million as compared to $0.9 million of other income in 2000. Other income in 2000 consisted primarily of gains from the sale of printing presses in Canada in the third quarter totaling $0.9 million.

Income before income taxes. Income before income taxes for 2001 decreased 27.5% compared to the prior year. The reduction in pretax income margin was primarily due to lower sales in 2001 as compared to 2000 as described previously.

Income taxes. Income taxes were at an effective rate of 40.5% and 41.8% for 2001 and 2000, respectively. The decrease in the effective rate was primarily due to lower taxes in high tax rate states due to lower profits attributable to those states in 2001 as compared to 2000.

Net income. Net income decreased 24.6% to $8.0 million for 2001 from $10.6 million for 2000 for the reasons previously discussed.

Earnings per share. Both basic and diluted earnings per share decreased to $0.37 for 2001 from $0.50 in 2000 as a result of the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company presently finances its business from available cash and from cash generated from operations. Cash generated from operations in 2002 totaled $27.9 million. The Company maintains a $65 million unsecured credit facility, expiring May 2004, of which approximately $40.0 million was available for borrowings at December 31, 2002. The Company also maintains a $15 million unsecured demand line of credit to provide financing and working capital flexibility. At December 31, 2002, approximately $12.6 million was available for borrowings under the demand line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3.2 million), China (US $1.5 million), and Malaysia (US $1.3 million).

         Long-term debt and capital lease obligations decreased to $37.2 million at December 31, 2002 from $52.1 million at December 31, 2001. The Company reduced long-term debt by payment of $9.0 million on its unsecured credit facility and $6.0 million on its Note Purchase Agreement dated August 18, 1995. The outstanding amount on the demand lines of credit, included in current liabilities, increased by $0.3 million.

         At December 31, 2002, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $18.0 million with terms ranging from 2001 through 2005 at an interest rate of 6.98%; (ii) $25.0 million of borrowings under the Company's unsecured credit facility; (iii) $2.4 million of borrowings under its unsecured demand credit line; and (iv) $0.2 million under a Malaysian term loan; (v) $0.3 million under its Canadian line of credit; (vi) $0.4 million under its Chinese credit facility; and (vii) $0.2 million under its Malaysian credit facility.

         Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

         The Company had capital expenditures of $7.6 million, $14.4 million, and $15.5 million in 2002, 2001, and 2000 respectively.

         The Company had depreciation of $12.0 million in 2002 and 2001, and $12.1 million in 2000.

         In 2002, the Company paid $2.1 million for acquisitions. In 2001 and 2000, contingent payments representing additional purchase price on certain prior acquisitions totaled $0.1 million and $1.1 million, respectively.

         The Company purchased $1.0 million and $1.5 million in Class A Common Stock in 2002 and 2001, respectively, under a share repurchase program approved by the Board of Directors. No Class A Common Stock was purchased in 2000.

LABOR FORCE

         The Company has a concentration of its labor force, representing approximately 30% of its total employees, working under collective bargaining agreements. These agreements expire ranging from 2003 to 2005.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable. The Company's clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represent more than 7% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific risks identified in the portfolio.

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

Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

The Company adopted the new rules on Accounting for Goodwill and Other Intangible Assets effective January 1, 2002. Application of the nonamortization provision resulted in an increase in net income of approximately $1.4 million ($0.07 per share).

During 2002, the Company performed the first required impairment test of goodwill and indefinite lived intangible assets. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test and that no impairment charge was required since the fair value of the Company exceeds the Company's carrying value, including goodwill.

IMPACT OF INFLATION

         The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

         Based on the Company's variable rate debt outstanding at December 31, 2002, a 1% change in interest rates would impact interest expense by approximately $0.3 million. Assuming similar interest rates volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements Covered by Reports of Independent Auditors

                                                                          Page
                                                                          ----

Management's Responsibilities for Financial Reporting                      25
Report of Independent Auditors                                             26


FINANCIAL STATEMENTS

Consolidated Balance Sheets--
December 31, 2002 and 2001                                                 27

Consolidated Statements of Operations --Years Ended
December 31, 2002, 2001 and 2000                                           28

Consolidated Statements of Cash Flows --Years Ended
December 31, 2002, 2001 and 2000                                           29

Consolidated Statements of Stockholders' Equity --Years Ended
December 31, 2002, 2001 and 2000                                           30

Notes to Consolidated Financial Statements                                 31


FINANCIAL STATEMENT SCHEDULE

SCHEDULE II-- Valuation Reserves                                           49

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







/s/ David A. Schawk                          /s/ James J. Patterson
-------------------------------------        -----------------------------------
David A. Schawk                              James J. Patterson
President and Chief Executive Officer        Senior Vice President and
Principal Executive Officer                   Chief Financial Officer
                                             Principal Financial and
                                              Accounting Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets".


Chicago, Illinois
February 14, 2003                                             Ernst & Young LLP

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                             DECEMBER 31
                                                                       ------------------------
                                                                          2002          2001
                                                                       ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   2,051      $   1,112
   Trade accounts receivable, less allowance for doubtful accounts
     of $1,269 in 2002 and $813 in 2001                                   37,946         38,302
   Inventories                                                             8,540          7,925
   Prepaid expenses and other                                              3,539          5,091
    Refundable income taxes                                                  889            875
   Deferred income taxes                                                   1,713          1,241
                                                                       ------------------------
Total current assets                                                      54,678         54,546

Property and equipment, net                                               40,652         47,606
Goodwill, less accumulated amortization
    of $11,496 in 2002 and 2001                                           60,476         60,023
Other assets                                                               4,664          3,950
                                                                       ------------------------
Total assets                                                           $ 160,470      $ 166,125
                                                                       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $   4,696      $   3,327
   Accrued expenses                                                       13,787         13,107
   Income taxes payable                                                       --          2,080
   Notes payable to banks                                                  3,281          2,963
   Current portion of long-term debt and capital lease obligations         6,260          6,273
                                                                       ------------------------
Total current liabilities                                                 28,024         27,750

Long-term debt                                                            37,186         52,000
Capital lease obligations                                                     46            131
Other                                                                      1,029          1,342
Deferred income taxes                                                      4,418          4,443
Minority interest in consolidated subsidiary                                  --            922

STOCKHOLDERS' EQUITY:
   Common stock                                                              186            185
   Additional paid-in capital                                             85,922         85,157
   Retained earnings                                                      27,253         16,512
   Accumulated comprehensive loss, net                                    (1,558)        (1,247)
                                                                       ------------------------
                                                                         111,803        100,607
   Treasury stock, at cost                                               (22,036)       (21,070)
                                                                       ------------------------
Total stockholders' equity                                                89,767         79,537
                                                                       ------------------------
Total liabilities and stockholders' equity                             $ 160,470      $ 166,125
                                                                       ========================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)


                                                              YEARS ENDED DECEMBER 31
                                                     ---------------------------------------
                                                        2002          2001           2000
                                                     ---------------------------------------
Net sales                                            $ 186,189      $ 189,643      $ 210,804
Cost of sales                                          112,249        114,526        127,505
                                                     ---------------------------------------
Gross profit                                            73,940         75,117         83,299

Selling, general, and administrative expenses           49,361         54,460         55,034
Goodwill amortization                                       --          2,161          2,155
Restructuring and other charges                          2,631          1,120          3,137
                                                     ---------------------------------------
Operating income                                        21,948         17,376         22,973

Other income (expense):
Interest and dividend income                               236             52             41
Interest expense                                        (2,789)        (4,236)        (5,819)
Other                                                      318            (63)           916
                                                     ---------------------------------------
                                                        (2,235)        (4,247)        (4,862)
                                                     ---------------------------------------

Income before income taxes and minority interest        19,713         13,129         18,111

Income tax provision                                     6,203          5,320          7,567
                                                     ---------------------------------------

Income before minority interest                         13,510          7,809         10,544
Minority interest in net loss of subsidiary                 21            209             97
                                                     ---------------------------------------
Net income                                           $  13,531      $   8,018      $  10,641
                                                     =======================================

Earnings per share:
Basic                                                $    0.63      $    0.37      $    0.50
Diluted                                              $    0.62      $    0.37      $    0.50

Dividends per Class A common share                   $    0.13      $    0.13      $    0.13


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                 YEARS ENDED DECEMBER 31
                                                                             2002         2001         2000
                                                                          ------------------------------------
OPERATING ACTIVITIES
Net income                                                                $ 13,531      $  8,018      $ 10,641
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                           11,977        11,977        12,123
     Amortization                                                               --         2,161         2,155
     Loss on sale of division                                                   --           300           455
     Gain on capital lease termination                                          --            --          (372)
     Deferred income taxes                                                    (497)        2,018          (671)
     Restructuring charge                                                       --            --           468
     Asset impairment charge                                                 2,210            --           799
     Gain realized on sale of equipment                                        (84)         (398)         (980)
     Gain realized on sale of marketable securities                             --            --             2
     Minority interest in net loss of subsidiary                               (21)         (209)          (97)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                             356         2,118         1,025
         Inventories                                                          (538)            5          (339)
         Prepaid expenses and other                                            906          (547)       (1,632)
         Trade accounts payable and accrued expenses                         2,113        (3,282)       (3,734)
         Income taxes refundable/payable                                    (2,094)        1,025           725
                                                                          ------------------------------------
Net cash provided by operating activities                                   27,859        23,186        20,568

INVESTING ACTIVITIES
Proceeds from sale of division                                                  --            --         1,521
Proceeds from sale of marketable securities                                     --            --         3,602
Proceeds from disposal of property and equipment                             1,040           741         2,298
Purchases of property and equipment                                         (7,634)      (14,431)      (15,476)
Acquisitions, net of cash acquired                                          (2,069)         (124)       (1,071)
Other                                                                         (401)          348        (1,414)
                                                                          ------------------------------------
Net cash used in investing activities                                       (9,064)      (13,466)      (10,540)

FINANCING ACTIVITIES
Proceeds from debt                                                          14,266        11,263         5,020
Issuance of common stock                                                       787         2,112           544
Principal payments on debt                                                 (28,729)      (17,520)      (14,370)
Principal payments on capital lease obligations                               (351)         (234)         (851)
Cash dividends                                                              (2,773)       (2,766)       (2,775)
Purchase of common stock                                                      (987)       (1,503)           --
                                                                          ------------------------------------
Net cash used in financing activities                                      (17,787)       (8,648)      (12,432)
Effect of foreign currency rate changes                                        (69)         (317)         (132)
                                                                          ------------------------------------
Net increase (decrease)  in cash and cash equivalents                          939           755        (2,536)
Cash and cash equivalents beginning of period                                1,112           357         2,893
                                                                          ------------------------------------
Cash and cash equivalents end of period                                   $  2,051      $  1,112      $    357
                                                                          ====================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock                      $     17      $     16      $     20
Cash paid for interest                                                       2,630         4,454         4,954
Cash paid for income taxes                                                   8,071         2,204         8,241
Forgiveness of capital lease obligation                                         --            --         3,858


See accompanying notes.

                                  Schawk, Inc.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 2001 and 2002
                                 (In Thousands)

                                                       CLASS A    ADDITIONAL                 ACCUMULATED                  TOTAL
                                                       COMMON      PAID-IN       RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS
                                                        STOCK      CAPITAL       EARNINGS       INCOME        STOCK       EQUITY
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1999                          $    182     $ 82,951      $  3,410      $   (263)     $(19,622)     $ 66,658
Net income                                                  --           --        10,641            --            --        10,641
Sale of Class A common stock                                --           60            --            --            --            60
Purchase of Class A treasury stock                          --           --            --            --            (1)           (1)
Stock issued under employee stock purchase plan              1          647            --            --            --           648
Foreign currency translation adjustment                     --           --            --          (152)           --          (152)
Issuance of Class A common stock under
   dividend reinvestment program                            --           --            --            --            30            30
Cash dividends                                              --           --        (2,775)           --            --        (2,775)
Cancellation of stock issued for acquisition                --         (486)           --            --            --          (486)
Other                                                       --         (115)           --            --            --          (115)
                                                      -----------------------------------------------------------------------------
Balance at December 31, 2000                          $    183     $ 83,057      $ 11,276      $   (415)     $(19,593)     $ 74,508
Net income                                                  --           --         8,018            --            --         8,018
Sale of Class A common stock                                 1        1,349            --            --            --         1,350
Purchase of Class A treasury stock                          --           --            --            --        (1,503)       (1,503)
Stock issued under employee stock purchase plan              1          570            --            --            --           571
Foreign currency translation adjustment                     --           --            --          (832)           --          (832)
Issuance of Class A common stock under
   dividend reinvestment program                            --           --           (16)           --            26            10
Cash dividends                                              --           --        (2,766)           --            --        (2,766)
Issuance of Class A common restricted shares
   to employees                                             --          181            --            --            --           181
                                                      -----------------------------------------------------------------------------
Balance at December 31, 2001                          $    185     $ 85,157      $ 16,512      $ (1,247)     $(21,070)     $ 79,537
Net income                                                  --           --        13,531            --            --        13,531
Sale of Class A common stock                                --          180            --            --            --           180
Purchase of Class A treasury stock                          --           --            --            --          (987)         (987)
Stock issued under employee stock purchase plan              1          507            --            --            --           508
Foreign currency translation adjustment                     --           --            --          (311)           --          (311)
Issuance of Class A common stock under
   dividend reinvestment program                            --           --           (17)           --            21             4
Cash dividends                                              --           --        (2,773)           --            --        (2,773)
Issuance of Class A common restricted shares
   to employees                                             --           78            --            --            --            78
                                                      -----------------------------------------------------------------------------
Balance at December 31, 2002                          $    186     $ 85,922      $ 27,253      $ (1,558)     $(22,036)     $ 89,767
                                                      =============================================================================


See accompanying notes.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Schawk, Inc. including its subsidiaries (the Company) is a leading provider of digital imaging graphic services for the consumer products industry in North America and Asia. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company recognizes revenue at the later of delivery of the goods and/or services to the customer or the acceptance of the goods and/or services by the customer.

CASH EQUIVALENTS

Cash equivalents include highly liquid debt instruments and time deposits with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company sells its products to a wide range of customers in the consumer products industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain inventories, which approximate 19% of total inventories in 2002 and 26% in 2001 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

PROPERTY AND EQUIPMENT

Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

GOODWILL

Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. (SFAS) 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. See Note 9 for further information regarding goodwill and intangible assets.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with SFAS 144, the Company continues to review all of its long-lived assets on an on-going basis. See Note 4 for further information regarding impairment of long-lived assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates book value based on terms available to the Company in financial markets at December 31, 2002 and 2001.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                 2002      2001       2000
                                              --------------------------------
Net income                                     $13,531    $8,018    $10,641
Foreign currency translation adjustments          (311)     (832)      (152)
                                              --------------------------------
Comprehensive income                           $13,220    $7,186    $10,489
                                              ================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


STOCK BASED COMPENSATION

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                     YEAR ENDED DECEMBER 31
                                               ---------------------------------
                                                  2002        2001       2000
                                               ---------------------------------
Net income, as reported                        $   13,531  $   8,018  $   10,641
Less:  Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of related tax effects         865        661         679
                                               ----------  ---------  ----------
Net income, pro forma                          $   12,666  $   7,357  $    9,962
                                               ==========  =========  ==========

Earnings per share
   Basic                                       $     0.63  $    0.37  $     0.50
   Diluted                                     $     0.62  $    0.37  $     0.50
Pro forma earnings per share
   Basic                                       $     0.59  $    0.34  $     0.47
   Diluted                                     $     0.58  $    0.34  $     0.47

RECLASSIFICATIONS

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentations.

NOTE 3.  RESTRUCTURING AND OTHER CHARGES

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

In the third quarter of 2000, the Company decided to consolidate its two graphic operations in Toronto into one facility and reduce staffing accordingly. This consolidation was the 2000 Canadian Restructuring ("Canadian Restructuring").

In the fourth quarter of 2000, the Company determined that due to softness in the market for graphic services for consumer products packaging, additional staffing reductions were required. In addition a start up facility was shut down. This restructuring was the 2000 United States Restructuring ("2000 Restructuring").

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

2002 ACTIONS

During the third quarter of 2002, a total of 16 positions were eliminated at an east coast facility due to decline in the advertising business. A provision for severance pay and other employee benefits in the amount of $421 was recorded. Although this staff reduction was not part of a formal restructuring plan, the charge for severance and other employee benefits was included in "Restructuring and other charges" on the Consolidated Statement of Operations. As of December 31, 2002, $298 of the severance pay provision has been paid; $123 remains unpaid and is included in accrued expenses on the Consolidated Balance Sheet.


SUMMARY

                                                     2002     2001      2000
                                                   ---------------------------
RESTRUCTURING AND OTHER CHARGES

Severance and other employee termination costs     $   421   $   792   $ 1,122
Lease termination costs                                 --       230     1,095
Reversal of lease termination costs                     --        --      (440)
Write off of leasehold improvements and other           --        98       561
                                                   ---------------------------
                                                   $   421     1,120     2,338
IMPAIRMENT CHARGES (SEE NOTE 4)
Computer equipment and software                      1,851        --       733
Other                                                  359        --        66
                                                   ---------------------------
                                                     2,210        --       799
                                                   ---------------------------

RESTRUCTURING AND OTHER CHARGES                    $ 2,631   $ 1,120   $ 3,137
                                                   ===========================

Below is an analysis of the activity related to the Company's restructuring programs and their status at December 31, 2002:

                                        December 31,                December 31,
                                            2001        Payments        2002
                                      ------------------------------------------
Severance and employee benefits              310         $(123)         $187
Other                                         20            --            20
                                      ------------------------------------------
                                            $330         $(123)         $207
                                      ==========================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 4.  IMPAIRMENT OF LONG-LIVED ASSETS

In connection with the 2000 Restructuring, Company management reviewed all of the Company's assets for impairment and assets totaling $799 were written down to net realizable value. The assets involved were primarily computer equipment and software.

No asset impairment charges were deemed necessary in 2001.

In accordance with Statement of Financial Standards No. 144 (see note 2, Summary of Significant Accounting Policies), the Company continues to review all of its long-lived assets on an ongoing basis. As a result of the reviews performed during 2002, certain assets were taken out of service or their future cash flows were not sufficient to support the book value and an asset impairment charge of $2,210 was recorded and included in "Restructuring and Other Charges" on the Consolidated Statement of Operations. The assets involved in the 2002 impairment charge were primarily computer equipment and software.

NOTE 5.  ACQUISITIONS

The Company acquired certain assets of a Canadian company in 2002 for $756. The purchase price has been allocated to the respective net assets acquired based on the fair value of such assets, including non-compete agreements, and the results of operations have been included in the accompanying Consolidated Statement of Operations from the effective date of the acquisition.

The Company also acquired the remaining minority interest of its Asian subsidiary during 2002 for $1,204. The amount paid in excess of the fair value of the tangible assets acquired was recorded as goodwill.

The Company also made contingent payments of $109 and $124 in 2002 and 2001, respectively that were related to a 1999 acquisition, and were recorded as additional goodwill.

A summary of the acquisitions is as follows:

                                                               2002       2001
                                                             --------   --------
Fair value of assets acquired, primarily fixed assets and
   non-compete agreements                                    $   756    $    --
Goodwill                                                         412        124
Minority interest in consolidated subsidiary                     901         --
                                                             --------   --------
                                                             $ 2,069    $   124
                                                             ========   ========

NOTE 6.  RELATED PARTY TRANSACTIONS

Included in other assets at December 31, 2002 was a receivable of approximately $117 from Geneva Waterfront, Inc., which is owned by a stockholder of the Company. At December 31, 2001 the Company had a payable, included in other liabilities, of approximately $247 to Geneva Waterfront, Inc.

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

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 7.  INVENTORIES

Inventories consist of the following:

                                                           DECEMBER 31,
                                                    ------------------------
                                                       2002           2001
                                                    ------------------------

Raw materials                                       $   2,230      $   2,315
Work in process                                         7,424          6,652
                                                    ------------------------
                                                        9,654          8,967
Less:  LIFO reserve                                    (1,114)        (1,042)
                                                    ------------------------
                                                    $   8,540      $   7,925
                                                    ========================

NOTE 8.  PROPERTY AND EQUIPMENT

Property and equipment consists of the
following:

                                                           DECEMBER 31,
                                                    ------------------------
                                                       2002           2001
                                                    ------------------------

Land and improvements                               $     793      $   1,505
Buildings and improvements                             14,736         15,457
Machinery and equipment                                70,291         85,641
Leasehold improvements                                  8,823          8,671
Computer software                                       9,466         10,068
                                                    ------------------------
                                                      104,109        121,342
Accumulated depreciation and amortization             (63,457)       (73,736)
                                                    ------------------------
                                                    $  40,652      $  47,606
                                                    ========================

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead, be tested for impairment at least annually.

During 2002, the Company performed the first required impairment test of goodwill and indefinite-lived intangible assets. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test. No impairment charge was required to be recorded in 2002.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


Below is a comparison of the results of operations for the year ended December 31, 2002 with the proforma results of operations for the year ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization.

                                                         Year ended December 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                ---------------------------------------
NET INCOME
    Reported net income                         $  13,531     $    8,018     $   10,641
    Goodwill amortization (net of tax)                 --          1,374          1,370
                                                ---------------------------------------
    Adjusted net income                         $  13,531     $    9,392     $   12,011
                                                =======================================

BASIC EARNINGS PER SHARE
   Reported net income                          $    0.63     $     0.37     $     0.50
   Goodwill amortization (net of tax)                  --            .07            .06
                                                ---------------------------------------
   Adjusted net income                          $    0.63     $     0.44     $     0.56
                                                =======================================

DILUTED EARNINGS PER SHARE
   Reported net income                          $    0.62     $     0.37     $     0.50
   Goodwill amortization (net of tax)                  --            .07            .06
                                                ---------------------------------------
   Adjusted net income                          $    0.62     $     0.44     $     0.56
                                                =======================================

Average number of common shares outstanding        21,469         21,392         21,312
Average number of common shares outstanding
     assuming dilution                             21,675         21,570         21,381


NOTE 10.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                       2002              2001
                                                     ---------------------------

         Accrued compensation and payroll taxes      $  7,035          $  7,384
         Accrued customer rebates                       2,004             2,008
         Accrued interest                                 581               691
         Accrued property taxes                           481               498
         Non-compete agreements                           273                --
         Restructuring reserve                            152               192
         Other                                          3,261             2,334
                                                     ---------------------------
                                                      $13,787           $13,107
                                                     ===========================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 11.  DEBT

Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            2002        2001
                                                          ---------------------

             Series B senior note payable                 $18,000     $24,000
             U.S. bank credit agreement                    25,000      34,000
             Malaysian term loan (U.S. $)                     219          --
                                                          ---------------------
                                                           43,219      58,000
             Less amounts due in one year or less          (6,033)     (6,000)
                                                          ---------------------
                                                          $37,186     $52,000
                                                          =====================

The Series B note bears interest at 6.98% and is payable in annual installments of $6,000 from 2001 to 2005. The notes may be prepaid in whole or in part at any time.

The borrowings under the bank credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on these borrowings was 2.59% at December 31, 2002. The credit agreement is for $65,000 and expires on May 6, 2004. The Company had approximately $40,000 available to borrow under this line at December 31, 2002.

Borrowings under the above agreements are subject to certain restrictive covenants. In addition, the agreements require the Company to maintain certain net worth and other financial ratio requirements. The fair value of these obligations approximates carrying value at December 31, 2002 and 2001.

Annual maturities of long-term debt at December 31, 2002 are as follows:

        2004                                      $  31,036
        2005                                          6,039
        2006                                             41
        2007                                             45
        2008                                             25
                                                  ---------
                                                    $37,186
                                                  =========

The Company also has a $15,000 and a $3,200 line of credit with a U.S. bank and a Canadian bank, respectively, to provide financing and working capital flexibility. Interest is at a floating rate over LIBOR and Canadian prime for the U.S. line and the Canadian line, respectively. At December 31, 2002, the Company had $2,375 and $299 outstanding on the U.S. line and the Canadian line respectively. The effective interest rate on these borrowings at December 31, 2002 was 1.88% for the U.S. line and 4.5% for the Canadian line.

The Company also maintains working capital demand lines of credit in China (U.S. $1,500) and Malaysia (U.S. $1,250). At December 31, 2002, $369 and $238 was
outstanding on the China and Malaysian lines, respectively.

These lines of credit are disclosed as notes payable to banks in the Consolidated Balance Sheet.

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 12.  STOCKHOLDERS' EQUITY

Stockholders' equity includes the following:

                                                                              DECEMBER 31,
                                                                         --------------------
                                                                           2002         2001
                                                                         --------------------
Common stock:
Class A voting, $0.008 par value, 40,000,000 shares authorized;
   23,381,763 and 23,301,084 shares issued at December 31, 2002 and
   2001, respectively; 21,436,487 and 21,453,725 shares outstanding at
   December 31, 2002 and 2001, respectively                              $   186      $   185
                                                                         ====================
Treasury stock:
   1,945,276 and 1,847,359 shares of Class A common stock at December
   31, 2002 and 2001, respectively                                       $22,036      $21,070
                                                                         ====================


NOTE 13.  INCOME TAXES

The provision (credit) for income taxes is comprised of the following:

                                      YEARS ENDED DECEMBER 31,
                            ----------------------------------------------
                                2002             2001             2000
                            ----------------------------------------------

Current:
   Federal                    $  4,283         $  2,038         $  6,209
   State                           450              552              754
   Foreign                         973              712            1,275
                            ----------------------------------------------
                                 5,706            3,302            8,238

Deferred:
   Federal                         858            1,797             (614)
   State                            95              222              (76)
   Foreign                        (456)              (1)              19
                            ----------------------------------------------
                                   497            2,018             (671)
                            ----------------------------------------------
   Total                        $6,203           $5,320           $7,567
                            ==============================================

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


Components of deferred income tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                       ----------------------
                                                         2002           2001
                                                       ----------------------

Current deferred income taxes:
   Inventory                                           $    77        $    88
   Accruals and reserves not currently deductible        1,296          1,142
   Foreign deferred taxes                                  340             11
                                                       ----------------------
Net current asset                                      $ 1,713        $ 1,241
                                                       ======================

Noncurrent deferred income taxes:
   Depreciation                                        $(1,045)       $  (812)
   Property and equipment
      basis differences                                   (491)        (1,732)
   Goodwill on asset acquisitions                         (691)          (370)
   Other                                                (2,191)        (1,529)
                                                       ----------------------
 Net noncurrent liability                              $(4,418)       $(4,443)
                                                       ======================

Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                     2002       2001         2000
                                                    -------------------------------
Income taxes at statutory rate                       35.0%       35.0%       35.0%
Nondeductible expenses                                 .5         5.0         3.2
State income taxes                                    1.8         1.6         2.4
Foreign rate differential                             1.6        (1.1)        1.2
Reduction of accruals for prior years' taxes         (4.8%)      --          --
Prior year state refunds received                    (2.7%)      --          --
                                                    -------------------------------
                                                     31.4%       40.5%       41.8%
                                                    ===============================

The undistributed earnings of foreign subsidiaries were approximately $6,393 and $5,257 at December 31, 2002 and 2001, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested. The foreign component of income before income taxes was $1,424 for 2002, $928 for 2001 and $1,431 for 2000.

NOTE 14.  LEASES AND COMMITMENTS

The Company leased land and a building in Des Plaines, Illinois from an unrelated party. This lease was recorded as a capital lease. A related party had an option to purchase the land and building in January 2000. During 2000, the purchase option was exercised, the lease with the unrelated party was terminated, and the Company executed an operating lease at the same monthly rental amounts as previously with a related party. The Company recorded a gain of $524 on the termination of the capital lease.

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

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 14.  LEASES AND COMMITMENTS (CONTINUED)

The Company also leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through December 2010. Total rent expense incurred under all operating leases was approximately $4,049, $3,548, and $2,990, for the years ended December 31, 2002, 2001 and
2000, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2002

                                             CAPITAL      OPERATING LEASES
                                              LEASES
                                        ------------------------------------
         2003                                $    227           $ 3,397
         2004                                      46             2,641
         2005                                      --             1,188
         2006                                      --               870
         2007                                      --               884
         Thereafter                                --             2,509
                                        ------------------------------------
                                             $    273           $11,489
                                                          ==================

         Less:  Current portion                   227
                                        -------------------
                                             $     46
                                        ===================

The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at both December 31, 2002 and December 31, 2001. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

NOTE 15.  EMPLOYEE BENEFIT PLANS

The Company has various defined contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 4.0% in 2002 and 5.0% in 2001 and 2000. Contributions to the plans were $1,403, $1,825 and $1,834 in 2002, 2001 and 2000, respectively.

The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,015, $1,125 and $1,306 in 2002, 2001 and 2000, respectively.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The Company issues new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company stock. The discount is recorded as compensation expense. The number of shares issued for this plan was 51 in 2002, 59 in 2001 and 78 in 2000. The discount recorded as compensation expense was $76 in 2002, $83 in 2001 and $97 in 2000.

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

A summary of options outstanding at each of the three years ended December 31, 2002, 2001 and 2000, and other data for the three years then ended under all option plans is as follows:

                                                 Outstanding options
                                                  of Class A Common    Weighted average
                                                        stock           exercise price
                                                 ----------------------------------------
        Balance, December 31, 1999                       1,230              $ 9.65

        Granted                                            502                7.68
        Exercised                                           (7)               7.46
        Cancelled                                           --                  --
                                                 ---------------------

        Balance, December 31, 2000                       1,725                9.37
                                                 ---------------------

        Granted                                            416                8.98
        Exercised                                         (177)               7.99
        Cancelled                                          (30)               8.26
                                                 ---------------------

        Balance, December 31, 2001                       1,934                9.42
                                                 ---------------------

        Granted                                            626                9.66
        Exercised                                          (18)               8.59
        Cancelled                                           --                  --
                                                 ---------------------
        Balance December 31, 2002                        2,542              $ 9.48
                                                 =====================

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

                            Options Outstanding                                           Options Exercisable
-----------------------------------------------------------------------------      ----------------------------------
                                      Weighted average     Weighted average                        Weighted average
     Range of          Number      remaining contractual    exercise price            Number        of exercisable
  exercise price     outstanding        life (years)                                exercisable         price
------------------- -------------- ----------------------- ------------------      -------------- -------------------
$  6.00 - $ 7.50          35                 3.0                $ 7.00                    35           $ 7.00
   7.51 -   9.00         940                 6.5                  8.24                   819             8.14
   9.01 -  10.50       1,214                 7.3                  9.60                   797             9.59
  10.51 -  12.00         204                 5.7                 11.39                   191            11.45
  12.01 -  13.50          66                 6.0                 13.50                    66            13.50
  13.51 -  15.00          83                 5.7                 14.83                    83            14.83
                    --------------                                                 --------------
                       2,542                                                           1,991
                    ==============                                                 ==============

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 16.  STOCK/EQUITY OPTION PLANS (CONTINUED)

Options available for grant under the plans were 725, 1,304 and 681 at December 31, 2002, 2001 and 2000, respectively. Options exercisable under the plans were 1,991, 1,555, and 1,254 in 2002, 2001 and 2000 respectively. The weighted-average fair values of options granted during 2002, 2001, and 2000 were $2.37 per share, $3.03 per share, and $2.98 per share, respectively.

The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 2 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting For Stock-based Compensation", to stock-based employee compensation.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                                               2002              2001             2000
                                                        ------------------------------------------------------
   Expected dividend yield                                     1.30%             1.18%            1.48%
   Expected stock price volatility                            17.20%            28.63%           31.66%
   Risk-free interest rate range                               4.0%            4.0%-4.5%        5.5%-6.0%
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                           2002                   2001                   2000
                                                   -------------------------------------------------------------------
Net Income                                              $ 13,531                $ 8,018                $10,641

Weighted average shares                                   21,469                 21,392                 21,312
Effect of dilutive employee stock options                    206                    178                     69
Adjusted weighted average shares and
   assumed conversions                                    21,675                 21,570                 21,381

Basic earnings per share                                   $0.63                  $0.37                  $0.50
Diluted earnings per share                                 $0.62                  $0.37                  $0.50

                                  Schawk, Inc.
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)


NOTE 17.  EARNINGS PER SHARE (CONTINUED)

Options to purchase 358 shares of Class A common stock at exercise prices ranging from $10-$15 per share were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2012.

Options to purchase 338 shares of Class A common stock at exercise prices ranging from $11-$15 per share were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2011.


NOTE 18.  GEOGRAPHIC REPORTING

The Company operates a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 2002, 2001 and 2000 is as follows:

                                                                     Other
                              United States         Canada          Foreign        Total
                            ------------------------------------------------------------------
2002
----
Sales                            $153,056           $25,448          $7,685      $186,189
Long-lived assets                  81,400            15,940           8,452       105,792
Net assets                         84,162             7,187          (1,582)       89,767

2001
----
Sales                            $151,893           $28,617          $9,133      $189,643
Long-lived assets                  87,359            15,942           8,278       111,579
Net assets                         73,920             6,187            (570)       79,537

2000
----
Sales                            $162,428           $40,977          $7,399      $210,804
Long-lived assets                  87,796            16,839           7,552       112,187
Net assets                         69,807             5,530            (829)     $ 74,508

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and persons nominated to become directors and information regarding executive officers of the Company is included in the Proxy Statement for the Annual Meeting of Stockholders to be held Wednesday, May 21, 2003, and is to be filed with the Securities and Exchange Commission on or before April 30, 2003 (the "Proxy Statement"), and such information is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES
         Within the 90-day period prior to the filing date of this report, Schawk Inc.'s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, Schawk Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements are included in Item 8:

     1.   All financial statements

          Reports of independent auditors and independent public accountants

          FINANCIAL STATEMENTS:

          Consolidated Balance Sheets--Years Ended
                   December 31, 2002 and 2001
          Consolidated Statements of Operations--Years Ended
                   December 31, 2002 and 2001, and 2000
          Consolidated Statements of Cash Flows--Years Ended
                   December 31, 2002 and 2001, and 2000
          Consolidated Statements of Stockholders' Equity--Years Ended
                   December 31, 2002 and 2001, and 2000
          Notes to Consolidated Financial Statements

     2. The following financial schedules for the years 2002, 2001 and 2000 are submitted herewith: SCHEDULE II--Valuation and qualifying accounts.

(b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K for the fourth quarter of 2002 through the filing date of this document.

(c)  Exhibits

                                                                                        INCORPORATED, HEREIN
                                                                                          BY REFERENCE TO
3.1               Certificate of Incorporation of Schawk, Inc., as amended.            Registration Statement
                                                                                            No. 33-85152

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

10.33             Demand Note Agreement dated September 12, 1996 between Schawk        Registration Statement
                  Canada, Inc. and First Chicago NBD Canada and related                     No. 33-39113
                  continuing Guaranty of Schawk, Inc.

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

10.37 *           Schawk, Inc. Retirement Trust effective January 1, 1996.                    1996 10-K

10.38 *           Schawk, Inc. Retirement Plan for Imaging Employees Amended                  1996 10-K
                  and Restated effective January 1, 1996.

10.42             Schawk, Inc. Note Agreement dated as of August 18, 1995.                    1996 10-K

10.43             Stockholder Investment Program dated July 28, 1995.                  Registration Statement
                                                                                            No. 33-61375

10.44a            Credit Agreement dated January 23, 1999, by and between                  Form 8-K dated
                  Schawk, Inc. and The First National Bank of Chicago.                    January 28, 1999

10.44b            Amendment No. 1 to Credit Agreement dated March 15, 1999 by              Form 8-K dated
                  and between Schawk, Inc. and The First National Bank of                  March 17, 1999
                  Chicago.

10.45 *           Schawk, Inc. Employee Stock Purchase Plan effective January          Registration Statement
                  1, 1999.                                                                  No. 333-68521

10.46             Second Amended and Restated Credit Agreement dated as of                    1999 10-K
                  October 29, 1999, by and between Schawk, Inc. and Bank One,
                  NA, excluding exhibits.

21 **             List of Subsidiaries.

23a               Consent of Independent Auditors

99.1              Certification of Chief Executive Officer.

99.2              Certification of Chief Financial Officer.

* Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).
** Document attached hereto.

                                  Schawk, Inc.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                              2002                      2001                     2000
                                                              ----                      ----                     ----
                                                                                   (In thousands)
Balance beginning of year                                    $  813                     $807                     $636
Provision                                                       745                      438                      340
Deductions (1)                                                  289                      432                      169
                                                     --------------------------------------------------------------------------
Balance end of year                                          $1,269                     $813                     $807

(1)  Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 14th day of March 2003.

Schawk, Inc.

By:  /s/ Clarence W. Schawk
     ----------------------------
     Clarence W. Schawk
     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2003.


/s/ Clarence W. Schawk                   Chairman of the Board and Director
---------------------------
Clarence W. Schawk

/s/ David A. Schawk                      President, Chief Executive Officer, and Director
---------------------------
David A. Schawk

/s/ A. Alex Sarkisian, Esq.              Executive Vice President, Corporate Secretary and Director
---------------------------
A. Alex Sarkisian, Esq.

/s/ James J. Patterson                   Senior Vice President and Chief Financial Officer
---------------------------
James J. Patterson

/s/ John T. McEnroe, Esq.                General Counsel,  Assistant Secretary, and Director
---------------------------
John T. McEnroe, Esq.

/s/ Leonard S. Caronia                   Director
---------------------------
Leonard S. Caronia

/s/ Judith W. McCue, Esq.                Director
---------------------------
Judith W. McCue, Esq.

/s/ Hollis W. Rademacher                 Director
---------------------------
Hollis W. Rademacher

                                 CERTIFICATIONS

I, David A. Schawk, certify that:

     1.   I have reviewed this annual report on Form 10-K of Schawk, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003
      -----------------

                                                /s/ David A. Schawk
                                                -------------------
                                                  David A. Schawk
                                                  President and CEO

                                 CERTIFICATIONS

I, James J. Patterson, certify that:

     1.   I have reviewed this annual report on Form 10-K of Schawk, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003
      ----------------

                                                  /s/ James J. Patterson
                                                --------------------------
                                                    James J. Patterson
                                                Sr. Vice President and CFO