Form 10-Q
period 2003-03-31
SCHAWK INC
filed 2003-05-09
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2003

                                   -----------

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                            Yes           No    X
                                -------      -------

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2003 is: 21,386,220 Class A Common Stock, $.008 par value


================================================================================

                                  SCHAWK, INC.

                            FORM 10-Q QUARTLY REPORT

                                TABLE OF CONTENTS

                                 March 31, 2003

PART I - FINANCIAL INFORMATION                                                           Page
--------------------------------                                                         ----
    Item 1.  Financial Statements                                                          3
    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                           9
    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   12
    Item 4.  Controls and Procedures                                                      12


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                             12
             Signatures                                                                   13
             Certificates Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       14
             Certificates Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       16

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                          MARCH 31,   DECEMBER 31,
                                                                            2003         2002
                                                                         (UNAUDITED)
                                                                         ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   1,745      $   2,051
   Trade accounts receivable, less allowance for doubtful accounts
     of $1,411 at March 31, 2003 and $1,269 at December 31, 2002            40,305         37,946
   Inventories                                                               9,601          8,540
   Prepaid expenses and other                                                3,162          3,539
   Refundable income taxes                                                     167            889
   Deferred income taxes                                                     1,716          1,713
                                                                         ------------------------
Total current assets                                                        56,696         54,678

Property and equipment, less accumulated depreciation of $64,829
   at March 31, 2003 and $63,457 at December 31, 2002                       38,939         40,652

Goodwill                                                                    60,826         60,476
Other assets                                                                 4,687          4,664
                                                                         ------------------------
Total assets                                                             $ 161,148      $ 160,470
                                                                         ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $   5,093      $   4,696
   Accrued expenses                                                         13,043         13,787
   Income taxes payable                                                      1,512             --
   Notes payable to banks                                                    2,327          3,281
   Current portion of long-term debt and capital lease obligations           6,379          6,260
                                                                         ------------------------
Total current liabilities                                                   28,354         28,024

Long-term debt                                                              33,180         37,186
Capital lease obligations                                                       75             46
Other                                                                        1,017          1,029
Deferred income taxes                                                        4,443          4,418

Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 23,399,146 and
     23,381,763 shares issued at March 31, 2003 and December 31, 2002, respectively; 21,444,315 and 21,436,487 shares outstanding at March 31,
     2003 and December 31, 2002,
     respectively                                                              186            186
   Additional paid-in capital                                               86,020         85,922
   Retained earnings                                                        30,762         27,253
   Accumulated comprehensive loss, net                                        (756)        (1,558)
                                                                         ------------------------
                                                                           116,212        111,803
   Treasury stock, at cost, 1,954,831 and 1,945,276 shares of common
       stock at March 31, 2003 and December 31, 2002, respectively         (22,133)       (22,036)
                                                                         ------------------------
Total stockholders' equity                                                  94,079         89,767
                                                                         ------------------------
Total liabilities and stockholders' equity                               $ 161,148      $ 160,470
                                                                         ========================


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                               2003                       2002
                                                                          -------------------------------------------

Net sales                                                                    $ 48,705                   $ 43,618
Cost of sales                                                                  27,679                     26,016
Selling, general, and administrative expenses                                  13,555                     12,504
                                                                          -------------------------------------------
Operating income                                                                7,471                      5,098

Other income (expense)
   Interest income                                                                 --                          5
   Interest expense                                                              (528)                      (747)
                                                                          -------------------------------------------
                                                                                 (528)                      (742)
                                                                          -------------------------------------------

Income before income taxes and minority interest                                6,943                      4,356

Income tax provision                                                            2,742                      1,670
                                                                          -------------------------------------------

Income before minority interest                                                 4,201                      2,686
Minority interest in net loss of subsidiary                                        --                         38
                                                                          -------------------------------------------
Net income                                                                   $  4,201                   $  2,724
                                                                          ===========================================

Earnings per share:
   Basic                                                                     $   0.20                   $   0.13
   Diluted                                                                   $   0.19                   $   0.13

Weighted average number of common and common
   equivalent shares outstanding                                               21,575                     21,651

Dividends per common share                                                   $ 0.0325                   $ 0.0325


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                             2003         2002
                                                                            --------------------
OPERATING ACTIVITIES
Net income                                                                  $ 4,201      $ 2,724
Adjustments  to reconcile  net income to cash provided by operating activities:
     Depreciation and amortization                                            2,772        3,167
     Deferred income taxes                                                       22         (496)
     Gain realized on sale of property and equipment                           (574)         (42)
     Minority interest                                                           --          (38)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                           (2,359)      (1,743)
         Inventories                                                         (1,061)      (2,163)
         Prepaid expenses and other                                             377        1,255
         Trade accounts payable and accrued expenses                           (347)      (1,306)
         Income taxes refundable/payable                                      2,234        1,167
                                                                            --------------------
Net cash provided by operating activities                                     5,265        2,525

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                 1,438           --
Capital expenditures                                                         (1,656)      (1,621)
Other                                                                          (116)        (241)
                                                                            --------------------
Net cash used in investing activities                                          (334)      (1,862)

FINANCING ACTIVITIES
Proceeds from debt                                                              262        6,029
Principal payments on debt                                                   (5,044)      (6,000)
Principal payments on capital lease obligations                                 (96)         (70)
Common stock dividends                                                         (692)        (693)
Purchase of common stock                                                       (100)          --
Issuance of common stock                                                        101          203
                                                                            --------------------
Net cash used in financing activities                                        (5,569)        (531)
                                                                            --------------------
Effect of foreign currency rate changes                                         332           (7)
                                                                            --------------------
Net increase (decrease) in cash and cash equivalents                           (306)         125
Cash and cash equivalents beginning of period                                 2,051        1,112
                                                                            --------------------
Cash and cash equivalents end of period                                     $ 1,745      $ 1,237
                                                                            ====================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $   536      $   712
Cash paid for income taxes                                                      483          558


See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                  (Thousands of dollars, except per share data)

NOTE 1.       BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2002, as filed with its 2002 annual report on Form 10-K.

NOTE 2.       NEW ACCOUNTING PRINCIPLES

In December 2002, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and
(ii) amends APB Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion 25 and related interpretations in accounting for the stock options ranted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosures regarding stock options had compensation cost been determined in accordance with SFAS No. 123 see Note 9 - Stock-Based Compensation.

NOTE 3.       INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 4.       DESCRIPTION OF BUSINESS

The Company is a leading provider of digital imaging graphic services for the consumer products industry. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.


NOTE 5.  INVENTORIES

Inventories consist of the following:

                                                 March 31,       December 31,
                                                   2003             2002
                                                   ----             ----

Raw materials                                    $ 1,977           $2,230
Work in process                                    8,738            7,424
                                                 -------           ------
                                                  10,715            9,654
Less: LIFO reserve                                (1,114)          (1,114)
                                                 -------           ------
                                                 $ 9,601           $8,540
                                                 =======           ======

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three months ended March 31,
                                                 ---------------------------
                                                    2003            2002
                                                  -------          -------

Net income                                        $ 4,201          $ 2,724
                                                  =======          =======

Weighted average shares                            21,437           21,466
Effect of dilutive stock options                      138              185
                                                  -------          -------
Adjusted weighted average shares and
   assumed conversions                             21,575           21,651
                                                  =======          =======

Basic earnings per share                          $  0.20          $  0.13
                                                  =======          =======

Diluted earnings per share                        $  0.19          $  0.13
                                                  =======          =======


NOTE 7.       SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                Three months ended March 31, 2003
                      United States    Canada  Other Foreign        Total
                      -------------    ------  -------------        -----

Sales                    $39,489      $ 7,170      $ 2,046        $ 48,705
Long-lived assets         79,625       16,514        8,313         104,452
Net Assets                87,704        8,113       (1,738)         94,079

                                 Three months ended March 31, 2002
                      United States    Canada  Other Foreign        Total
                      -------------    ------  -------------        -----

Sales                    $35,962      $ 5,802      $1,854         $ 43,618
Long-lived assets         86,137       15,456       8,434          110,027
Net Assets                75,936        6,367        (555)          81,748


NOTE 8.       COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter ended March 31, 2003 and 2002, respectively, are as follows:

                                              Three months ended March 31
                                            --------------------------------
                                               2003                 2002
                                            ----------          ------------

Net income                                    $4,201                $2,724
Foreign currency translation adjustments         802                   (23)
                                            ----------          ------------
Comprehensive income                          $5,003                $2,701
                                            ==========          ============

NOTE 9.  STOCK BASED COMPENSATION

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



                                                  Three Months Ended March 31
                                                     2003            2002
                                                     ----            ----

Net income, as reported                            $ 4,201         $ 2,724
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects

                                                      (343)           (371)
                                                  ----------------------------
Net income, pro forma                               $3,858         $ 2,353


Earnings per share
   Basic                                           $  0.20         $  0.13
   Diluted                                         $  0.19         $  0.13

Pro forma earnings per share
   Basic                                           $  0.18         $  0.11
   Diluted                                         $  0.18         $  0.11

NOTE 10.      COMMON STOCK REPURCHASES

In December 2002, the U.S. Securities and Exchange Commission issued a release proposing amendments to Rule 10b-18 under the Securities Exchange Act of 1934, which provides issuers with a "safe harbor" from liability for manipulation when they repurchase their common stock in the market. The SEC also proposed amendments to a number of regulations and forms, including form 10K and 10Q, that would require disclosure of all issuer repurchases of equity securities, regardless of whether the repurchases are effected in accordance with the safe harbor.

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors. The Board of Directors reviews the authorization for management to repurchase shares on an annual basis. At a February 2003 meeting, the Board renewed its annual authorization to repurchase shares in accordance with applicable SEC rules.

The following table summarizes the Company's repurchase of its equity securities in the first three months of 2003:

                   Total No. Share   Avg. Price   No. Shares Purchased   Dollar Value of Shares
                      Purchased       Paid Per     as Part of Publicly    that May be Purchased
Period                                  Share       Announced Program         Under Program
--------------------------------------------------------------------------------------------------
January 2003              --             --                --                      --

February 2003             --             --                --                      --

March 2003              10,400          $9.65            10,400                Not to exceed
                                                                            $2,000,000 per year



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed as such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the stability of political conditions in other countries in which the Company has production capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

RESULTS OF OPERATIONS
QUARTERS ENDED MARCH 31, 2003 AND 2002

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Quarters Ended March 31, 2003 and 2002
                                 (in thousands)


                                                                                                  $ %
                                                       2003           2002          CHANGE       CHANGE
                                                       ----           ----          ------       ------
Net sales                                            $ 48,705       $ 43,618       $  5,087         11.7%
Cost of sales                                          27,679         26,016          1,663          6.4%
                                                     --------       --------       --------
Gross profit                                           21,026         17,602          3,424         19.5%
Gross margin percentage                                  43.2%          40.4%

Selling, general and administrative expenses           13,555         12,504          1,051          8.4%
                                                     --------       --------       --------
Operating income                                        7,471          5,098          2,373         46.5%
Operating margin percentage                              15.3%          11.7%

Other income (expense)
 Interest and dividend income                               -              5             (5)          nm
 Interest expense                                        (528)          (747)           219        (29.3%)
                                                     --------       --------       --------
                                                         (528)          (742)           214        (28.8%)

Income before income taxes and minority interest        6,943          4,356          2,587         59.4%

Income tax provision                                    2,742          1,670          1,072         64.2%
                                                     --------       --------       --------
Effective income tax rate                                39.5%          38.3%

Income before minority interest                         4,201          2,686          1,515         56.4%
Minority interest in net loss of subsidiary                 -             38            (38)          nm
                                                     --------       --------       --------
Net income                                           $  4,201       $  2,724       $  1,477         54.2%
                                                     ========       ========       ========

(1)      nm - Percentage not meaningful

         Net sales for the first quarter of 2003 increased 11.7% versus 2002. The increase was all from the consumer products packaging side of the business, which represents approximately 85% of the Company's overall business. The increase was from new accounts as well as increased business with existing accounts. Conversely, the advertising agency portion of the business declined slightly in the quarter as compared to the prior year first quarter. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

         Gross margin as a percentage of net sales for the first quarter of 2003 increased to 43.2% from 40.4% for the prior year first quarter. The increase in gross margin as a percentage of sales is reflective of the impact of increased sales as well as the impact of cost reductions from restructurings and other initiatives in prior years. Included in the gross margin percentage in 2003 is
1.1 percentage points from a $527 gain on the sale of a building.

         Operating income in the first quarter of 2003 was 46.5% higher than the previous year first quarter. The increase in operating income was attributable to the increase in gross margin from higher sales. Included in the operating margin of 15.3% in the 2003 period is 1.1 percentage points from the gain on the sale of a building as noted in the Gross Margin discussion. Selling, General and Administrative expenses in the first quarter of 2003 were higher in absolute dollars but lower as a percentage of sales than in the prior year first quarter, 27.8% as compared to 28.7%, respectively.

         Other income (expense) - net decreased in the first quarter of 2003 compared with the prior year first quarter. The lower net expense was as a result of lower interest expense. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in 2003 as compared to the prior year. The lower borrowing levels were due to strong cash flows from operations that were utilized, in part, to pay down debt.

         Income tax provision as a percentage of pretax income was higher than the previous year as a result of higher profits in higher tax jurisdictions as compared to the prior year. Company management believes that the effective tax rate for 2003 will be between 38% and 40% on a full year basis.

         Net income for the year ended December 31, 2002 increased significantly versus 2001 for the reasons previously discussed.

         Basic and diluted earnings per share were $0.20 and $0.19, respectively, for the quarter ended March 31, 2003 compared with $0.13 and $0.13 for the first quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, expiring May 2004, of which approximately $44,000 was available for borrowings at March 31, 2003. The Company also maintains a $15,000 unsecured demand line of credit to provide financing and working capital flexibility. At March 31, 2003, approximately $13,600 was available for borrowings under the demand line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3,200), China (US $1,500), and Malaysia (US $1,300).

         The Company reduced its total debt by $5,000 in the first quarter of 2003 as follows: Long-term debt and capital lease obligations decreased to $33,200 at March 31, 2003 from $37,200 at December 31, 2002. The Company reduced long-term debt by payment of $4,000 on its unsecured credit facility. The outstanding amount on the demand lines of credit, included in current liabilities, decreased by $1,000, from $3,300 at December 31, 2002 to $2,300 at March 31, 2003.

         At March 31, 2003, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $18,000 with annual repayments required from 2003 through 2005 at an interest rate of 6.98%; (ii) $21,000 of borrowings under the Company's unsecured credit facility; (iii) $1,400 of borrowings under its unsecured demand credit line; and (iv) $200 under a Malaysian term loan; (v) $200 under its Canadian line of credit; (vi) $400 under its Chinese credit facility; and (vii) $500 under its Malaysian credit facility.

         Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing.

         The Company had capital expenditures of $1,656 in the first quarter of 2003. Depreciation expense was $2,772 for the quarter.

         The Company purchased $100 of its Class A Common Stock in the first quarter of 2003, under a share repurchase program approved by the Board of Directors.

SEASONALITY

         With respect to consumer products packaging, the graphic services market is not currently seasonal. On the other hand, there have historically been cycles of design changes for brand images that most consumer products brands are subject to. These historic cycles differ from brand to brand as to when design changes have occured and thus the Company's sales volume levels are unpredictable.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are historically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines. The decline in the advertising market, which began in the second half of 2001, continued into the first quarter of 2003.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding market risk is disclosed in the Company's December 31, 2002 Form 10-K. There have been no material changes in information regarding market risk relating to the Company since December 31, 2002.


ITEM 4.      CONTROLS AND PROCEDURES

Within 90 days of March 31, 2003, the Company's CEO and CFO performed an evaluation under their supervision, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Rule 13a-15 of the Exchange Act. Based on and as of the date of that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the internal controls were most recently evaluated. There were no significant deficiencies or material weaknesses identified in that evaluation and, therefore, no corrective actions have been taken.

PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

EXHIBIT #                               DESCRIPTION
---------                               -----------

   3.1 Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Registration Statement No. 33-85152.

   3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by Reference to Registration Statement No. 333-39113.

   4.1 Specimen Class A Common Stock Certificate. Incorporated herein by Reference to Registration Statement No. 33-85152.

  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanse-Oxley Act of 2002.


B.  Reports on Form 8-K

None.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of May 2003.


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



Date:        May 9, 2003                        /s/ David A. Schawk
      ------------------------                  -----------------------------
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



Date:      May 9, 2003                         /s/ James J. Patterson
      ----------------------                   ----------------------------
                                               Sr. Vice President & CFO