Form 10-Q
period 2003-06-30
SCHAWK INC
filed 2003-08-07
CIK 719164

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003

                                    --------

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

                            Yes            No  X
                               -----         -----

The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003 is:
                21,328,103 Class A Common Stock, $.008 par value


--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                  June 30, 2003


PART I -- FINANCIAL INFORMATION                                                                       Page
---------------------------------                                                                     ----
     Item 1.  Financial Statements                                                                      3
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      12
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               16
     Item 4.  Controls and Procedures                                                                  16


PART II -- OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                                      17
     Item 6.  Exhibits and Reports on Form 8-K                                                         18
              Signatures                                                                               18
              Certificates Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                   19
              Certificates Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   21


PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                             JUNE 30                  DECEMBER 31,
                                                                              2003                       2002
                                                                           (UNAUDITED)
                                                                          ----------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $     2,091                 $    2,051
  Trade accounts receivable, less allowance for doubtful accounts
    of $1,479 at June 30, 2003 and $1,269 at December 31, 2002                 37,600                     37,946
  Inventories                                                                   9,315                      8,540
  Prepaid expenses and other                                                    3,780                      3,539
  Refundable income taxes                                                       1,194                        889
  Deferred income taxes                                                         1,707                      1,713
                                                                          ----------------------------------------
Total current assets                                                           55,687                     54,678

Property and equipment, less accumulated depreciation of
  $65,123 at June 30, 2003 and $63,457 at December 31, 2002                    39,196                     40,652
Goodwill                                                                       61,275                     60,476
Other assets                                                                    4,100                      4,664
                                                                          ----------------------------------------
Total assets                                                              $   160,258                   $160,470
                                                                          ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                  $     5,233                 $    4,696
  Accrued expenses                                                             14,811                     13,787
  Income taxes payable                                                            396                         --
  Notes payable to banks                                                        4,117                      3,281
  Current portion of long-term debt and capital lease obligations               6,139                      6,260
  Short-term debt expected to be refinanced                                    14,000                         --
                                                                          ----------------------------------------
Total current liabilities                                                      44,696                     28,024

Long-term debt                                                                 12,168                     37,186
Capital lease obligations                                                          57                         46
Other                                                                             995                      1,029
Deferred income taxes                                                           4,446                      4,418

Stockholders' Equity:
  Common stock, $0.008 par value, 40,000,000 shares authorized,
    23,481,343 and 23,381,763 shares issued at June 30, 2003 and
    December 31, 2002, respectively; 21,314,038 and 21,436,487
    shares outstanding at June 30, 2003 and December 31, 2002,                    186                        186
    respectively
  Additional paid-in capital                                                   86,703                     85,922
  Retained earnings                                                            34,646                     27,253
  Accumulated comprehensive income (loss), net                                    663                     (1,558)
                                                                          ----------------------------------------
                                                                              122,198                    111,803
  Treasury stock, at cost, 2,167,305 and 1,945,276 shares of common
    stock at June 30, 2003 and December 31, 2002, respectively                (24,302)                   (22,036)
                                                                          ----------------------------------------
Total stockholders' equity                                                     97,896                     89,767
                                                                          ----------------------------------------
Total liabilities and stockholders' equity                                $   160,258                 $  160,470
                                                                          ========================================



See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                              2003                       2002
                                                                          ----------------------------------------
Net sales                                                                 $    51,635                 $     47,011
Cost of sales                                                                  30,716                       27,418
Selling, general, and administrative expenses                                  13,871                       12,921
Restructuring and other charges                                                    --                        2,121
                                                                          ----------------------------------------
Operating income                                                                7,048                        4,551

Other income (expense)
  Interest income                                                                  51                          223
  Interest expense                                                               (528)                        (721)
  Other income                                                                    749                           --
                                                                          ----------------------------------------
                                                                                  272                         (498)
                                                                          ----------------------------------------
Income before income taxes and minority interest                                7,320                        4,053

Income tax provision                                                            2,742                           34
                                                                          ----------------------------------------
Income before minority interest                                                 4,578                        4,019
Minority interest in net income of subsidiary                                      --                          (17)
                                                                          ----------------------------------------
Net income                                                                $     4,578                 $      4,002
                                                                          ========================================
Earnings per share:
  Basic                                                                   $      0.21                 $       0.19
  Diluted                                                                 $      0.21                 $       0.18

Weighted average number of common and common
  equivalent shares outstanding                                                21,635                       21,715

Dividends per common share                                                $    0.0325                 $     0.0325



See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                              2003                        2002
                                                                          ----------------------------------------
Net sales                                                                 $   100,340                 $     90,629
Cost of sales                                                                  58,395                       53,434
Selling, general, and administrative expenses                                  27,426                       25,425
Restructuring and other charges                                                    --                        2,121
                                                                          ----------------------------------------
Operating income                                                               14,519                        9,649

Other income (expense)
  Interest income                                                                  51                          228
  Interest expense                                                             (1,056)                      (1,468)
  Other income                                                                    749                           --
                                                                          ----------------------------------------
                                                                                 (256)                      (1,240)
                                                                          ----------------------------------------

Income before income taxes and minority interest                               14,263                        8,409

Income tax provision                                                            5,484                        1,704
                                                                          ----------------------------------------

Income before minority interest                                                 8,779                        6,705
Minority interest in net loss of subsidiary                                        --                           21
                                                                          ----------------------------------------
Net income                                                                $     8,779                 $      6,726
                                                                          ========================================

Earnings per share:
  Basic                                                                   $      0.41                 $       0.31
  Diluted                                                                 $      0.41                 $       0.31

Weighted average number of common and common
   equivalent shares outstanding                                               21,594                       21,684

Dividends per common share                                                     $0.065                 $      0.065


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                                 (In Thousands)

                                                                              2003                        2002
                                                                          ----------------------------------------
OPERATING ACTIVITIES
Net income                                                                $     8,779                 $      6,726
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization                                               5,877                        6,293
    Deferred income taxes                                                          34                       (1,782)
    Asset impairment charge                                                        --                        2,121
    Gain realized on sale of property and equipment                              (571)                        (153)
    Minority interest                                                              --                          (21)
    Changes in operating assets and liabilities, net of effects from acquisitions:
      Trade accounts receivable                                                   346                          588
      Inventories                                                                (775)                      (2,212)
      Prepaid expenses and other                                                 (241)                         428
      Trade accounts payable and accrued expenses                               1,561                        1,248
      Income taxes refundable/payable                                              91                         (430)
                                                                          ----------------------------------------
Net cash provided by operating activities                                      15,101                       12,806

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                   1,444                        1,014
Capital expenditures                                                           (4,146)                      (3,492)
Acquisitions                                                                       --                       (1,200)
Other                                                                             (96)                        (159)
                                                                          ----------------------------------------
Net cash used in investing activities                                          (2,798)                      (3,837)

FINANCING ACTIVITIES
Proceeds from debt                                                              2,562                        6,192
Principal payments on debt                                                    (12,744)                     (13,785)
Principal payments on capital lease obligations                                  (176)                        (134)
Common stock dividends                                                         (1,386)                      (1,393)
Purchase of common stock                                                       (2,278)                          --
Issuance of common stock                                                          793                          402
                                                                          ----------------------------------------
Net cash used in financing activities                                         (13,229)                      (8,718)
                                                                          ----------------------------------------
Effect of foreign currency rate changes                                           966                          251
                                                                          ----------------------------------------
Net increase (decrease) in cash and cash equivalents                               40                          502
Cash and cash equivalents beginning of period                                   2,051                        1,112
                                                                          ----------------------------------------
Cash and cash equivalents end of period                                   $     2,091                 $      1,614
                                                                          ========================================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $     1,024                 $      1,792
Cash paid for income taxes                                                      5,467                        3,340



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

NOTE 2.    NEW ACCOUNTING PRINCIPLES

In December 2002, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and
(ii) amends APB Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosures regarding stock options had compensation cost been determined in accordance with SFAS No. 123 see Note 11 -- Stock-Based Compensation.

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

NOTE 5.    IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continues to review all of its long-lived assets on an ongoing basis. As a result of the review performed during the second quarter of 2002, certain assets were identified to be either no longer in use and/or their future cash flows were not sufficient to support the book value of the asset and an asset impairment charge of $2,121 was recorded and included in "Restructuring and Other Charges" on the Statement of Operations.

NOTE 6.    INVENTORIES

Inventories consist of the following:

                                                                       June 30,           December 31,
                                                                         2003                 2002
                                                                         ----                 ----
Raw materials                                                           $1,824               $2,230
Work in process                                                          8,605                7,424
                                                                        ------               ------
                                                                        10,429                9,654
Less: LIFO reserve                                                      (1,114)              (1,114)
                                                                        -------              -------
                                                                       $ 9,315               $8,540
                                                                       =======               ======


NOTE 7.    SHORT-TERM DEBT EXPECTED TO BE REFINANCED

The Company maintains a $65,000 unsecured credit facility with its principal U S bank. The credit agreement has a five-year term, expiring in May 2004. The balance outstanding on this facility is $14,000 as of June 30, 2003 and is classified as "Short-term debt expected to be refinanced" in the current liability section of the June 30, 2003 Consolidated Balance Sheet since the agreement expires in less than twelve months. At December 31, 2002, the outstanding balance on this facility was $25,000 and was classified as long-term debt on the December 31, 2002 Consolidated Balance Sheet.
The Company intends to renew or replace this credit agreement prior to its expiration in May 2004.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended June 30,
                                                     ----------------------------------------------------
                                                           2003                               2002
                                                     -----------------                  -----------------
Net income                                              $  4,578                           $  4,002
                                                     =================                  =================

Weighted average shares                                   21,324                             21,487
Effect of dilutive stock options                             311                                228
                                                     -----------------                  -----------------

Adjusted weighted average shares and
   assumed conversions                                    21,635                             21,715
                                                     =================                  =================

Basic earnings per share                               $    0.21                          $    0.19
                                                     =================                  =================

Diluted earnings per share                             $    0.21                          $    0.18
                                                     =================                  =================

                                                                  Six months ended June 30,
                                                    -----------------------------------------------------
                                                           2003                               2002
                                                     -----------------                  -----------------
Net income                                              $  8,779                           $  6,726
                                                     =================                  =================

Weighted average shares                                   21,381                             21,477
Effect of dilutive stock options                             213                                207
                                                     -----------------                  -----------------

Adjusted weighted average shares and
   assumed conversions                                    21,594                             21,684
                                                     =================                  =================

Basic earnings per share                               $    0.41                          $    0.31
                                                     =================                  =================

Diluted earnings per share                             $    0.41                          $    0.31
                                                     =================                  =================

NOTE 9.       SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                                              Three months ended June 30, 2003
                                                              --------------------------------
                                    United States              Canada           Other Foreign             Total
                                    -------------              ------           -------------             -----
Sales                                 $41,102                  $ 8,009            $  2,524              $ 51,635
Long-lived assets                      79,129                   17,284               8,158               104,571
Net Assets                             90,358                    9,370              (1,832)               97,896


                                                              Three months ended June 30, 2002
                                                              --------------------------------
                                    United States              Canada           Other Foreign             Total
                                    -------------              ------           -------------             -----
Sales                                 $38,815                  $ 6,291            $  1,905              $ 47,011
Long-lived assets                      82,955                   15,576               8,281               106,812
Net Assets                             79,528                    7,011                (901)               85,638

                                                               Six months ended June 30, 2003
                                                              --------------------------------
                                    United States              Canada           Other Foreign             Total
                                    -------------              ------           -------------             -----
Sales                                 $80,591                  $15,179            $  4,570             $ 100,340
Long-lived assets                      79,129                   17,284               8,158               104,571
Net Assets                             90,358                    9,370              (1,832)               97,896

                                                               Six months ended June 30, 2002
                                                              --------------------------------
                                    United States              Canada           Other Foreign             Total
                                    -------------              ------           -------------             -----
Sales                                 $74,777                  $12,093            $  3,759              $ 90,629
Long-lived assets                      82,955                   15,576               8,281               106,812
Net Assets                             79,528                    7,011                (901)               85,638


NOTE 10.      COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and six months ended June 30, 2003 and 2002, respectively, are as follows:

                                                                 Three months ended June 30,
                                                     ----------------------------------------------------
                                                           2003                               2002
                                                     -----------------                  -----------------
Net income                                                $4,578                             $4,002
Foreign currency translation adjustments                   1,419                                389
                                                     -----------------                  -----------------
Comprehensive income                                      $5,997                             $4,391
                                                     =================                  =================


                                                                  Six months ended June 30,
                                                     ----------------------------------------------------
                                                           2003                               2002
                                                     -----------------                  -----------------
Net income                                                $8,779                             $6,726
Foreign currency translation adjustments                   2,221                                366
                                                     -----------------                  -----------------
Comprehensive income                                     $11,000                             $7,092
                                                     =================                  =================


NOTE 11.        STOCK BASED COMPENSATION

The Company has an Equity Option Plan that provides for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company has also adopted an Outside Directors' Formula Stock Option Plan authorizing annual grants of options to purchase shares of Class A common stock to outside directors. Options granted under these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant and vest over a three-year period.

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

                                                                    Three Months Ended June 30
                                                                   ---------------------------
                                                                     2003                2002
                                                                     ----                ----
Net income, as reported                                            $ 4,578             $ 4,002
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                           (131)               (216)
                                                                   ---------------------------
Net income, pro forma                                              $ 4,447             $ 3,786


Earnings per share
   Basic                                                           $  0.21             $  0.19
   Diluted                                                         $  0.21             $  0.18

Pro forma earnings per share
   Basic                                                           $  0.21             $  0.18
   Diluted                                                         $  0.21             $  0.17

                                                                     Six Months Ended June 30
                                                                   ---------------------------
                                                                     2003                2002
                                                                     ----                ----
Net income, as reported                                            $ 8,779             $ 6,726
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects
                                                                     (474)               (653)
                                                                   ---------------------------
Net income, pro forma                                              $ 8,305             $ 6,073


Earnings per share
   Basic                                                           $  0.41             $  0.31
   Diluted                                                         $  0.41             $  0.31

Pro forma earnings per share
   Basic                                                           $  0.39             $  0.28
   Diluted                                                         $  0.38             $  0.28



NOTE 12.      COMMON STOCK REPURCHASES

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

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors. The Board of Directors reviews the authorization for management to repurchase shares on an annual basis. At a February 2003 meeting, the Board renewed its annual authorization to repurchase shares in accordance with applicable SEC rules. During the six months ended June 30, 2003 the Company repurchased 226 shares for total consideration of $2,278. The total shares purchased exceeded the general authorization of $2,000 per year by $278 due to a clerical error at the broker. The Board has ratified the additional purchases. The following table summarizes the Company's repurchase of its equity securities in the first six months of 2003:


                          Total No.       Avg. Price      No. Shares Purchased
                       Share Purchased  Paid Per Share    as Part of Publicly      Dollar Value of Shares that May
Period                                                     Announced Program          be Purchased Under Program
---------------------- ---------------- --------------- ------------------------- -----------------------------------
January                      --               --                   --                             --

February                     --               --                   --                             --

March                        10             $9.65                  10               Not to exceed $2,000 per year
                       ----------------------------------------------------------

1st Qtr 2003 Total           10             $9.65                  10
                       ==========================================================

April                        77             $9.76                  77               Not to exceed $2,000 per year

May                          121            $10.27                121               Not to exceed $2,000 per year

June                         18             $10.58                 18               Not to exceed $2,000 per year
                       ----------------------------------------------------------

2nd Qtr 2003 Total           216            $10.11                216
                       ==========================================================

YTD 2003 Total               226            $10.09                226
                       ==========================================================


NOTE 13.      INCOME TAXES

State income tax refunds received and the settlement of an outstanding tax obligation during the second quarter of 2002 reduced income tax expense for the quarter and six-month period ended June 30, 2002. The state tax refunds, in the amount of $824, were recorded as a credit to income tax expense net of federal income tax of $288. The outstanding tax obligation, for which $2,108 was accrued as of year-end, was settled for $1,145, resulting in $963 being recorded as a tax benefit in the period. The reduction of the estimated tax liabilities was recorded as a credit to income tax expense.

NOTE 14.   OTHER INCOME

A favorable litigation settlement in the amount of $350 and proceeds of life insurance policies on a former employee in the amount of $399 were recorded in the second quarter of 2003 and are included in Other income on the Consolidated Statements of Operations for the quarter and six-month period ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the stability of political conditions in other countries in which the Company has production capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

RESULTS OF OPERATIONS
QUARTERS ENDED JUNE 30, 2003 AND 2002

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                      Quarters Ended June 30, 2003 and 2002
                                 (in thousands)

                                                                                               $             %
                                                                2003           2002         CHANGE        CHANGE
                                                                ----           ----         ------        ------
Net sales                                                      $51,635       $47,011         $4,624          9.8%
Cost of sales                                                   30,716        27,418          3,298         12.0%
                                                        -------------------------------------------
Gross profit                                                    20,919        19,593          1,326          6.8%
Gross margin percentage                                          40.5%         41.7%

Selling, general and administrative expenses                    13,871        12,921            950          7.4%
Restructuring and other charges                                     --         2,121         (2,121)       nm(1)
                                                        -------------------------------------------
Operating income                                                 7,048         4,551          2,497         54.9%
Operating margin percentage                                      13.6%          9.7%

Other income (expense)
 Interest and dividend income                                       51           223           (172)         nm
 Interest expense                                                 (528)         (721)           193       (29.3%)
 Other income                                                      749            --            749          nm
                                                        -------------------------------------------
                                                                   272         (498)            770          nm
                                                        -------------------------------------------
                                                                 7,320         4,053          3,267         80.6%
Income before income taxes and minority interest

Income tax provision                                             2,742            34          2,708          nm
                                                        --------------     ---------      ---------
Effective income tax rate                                        37.5%          0.8%

Income before minority interest                                  4,578         4,019            559         13.9%
Minority interest in net income of subsidiary                        -           (17)            17          nm
                                                        --------------     ---------      ---------
Net income                                                     $ 4,578       $ 4,002       $    576         14.4%
                                                        ==============     =========      =========


     (1) nm -- Percentage not meaningful

         Net sales for the second quarter of 2003 increased 9.8% versus 2002. The increase was all from the consumer products packaging side of the business, which represents approximately 85% of the Company's overall business. The increase was from new accounts as well as increased business with existing accounts. Conversely, the advertising agency portion of the business declined slightly in the quarter as compared to the prior year first quarter. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

         Gross margin as a percentage of net sales for the second quarter of 2003 decreased to 40.5% from 41.7% for the prior year second quarter. The decrease in gross margin as a percentage of sales is reflective of the impact of higher costs related to integrating new business into workflow.

         Operating income in the second quarter of 2003 was 54.9% higher than the previous year second quarter. The increase in operating income was attributable to the increase in sales and the absence of $2.1 million of impairment charges classified as Restructuring and other charges in the statement of operations from the prior year second quarter. Selling, General and Administrative expenses in the second quarter of 2003 were higher in absolute dollars but lower as a percentage of sales than in the prior year second quarter, 26.9% as compared to 27.5%, respectively.

         Other income (expense) -- net increased in the second quarter of 2003 as compared to the prior year second quarter as a result of the following items:

         Proceeds from life insurance policy                    $0.4 million
         Litigation settlement in Schawk's favor                $0.4 million
         Lower interest income -- prior year second quarter
            included interest income from tax refunds          ($0.2 million)
         Lower interest expense due to lower outstanding
            debt and lower interest rates                       $0.2 million
                                                               -------------
         Net change in other income (expense)                   $0.8 million



         Income tax provision for the second quarter of 2003 was at an effective tax rate of 37.5 percent compared to an unusually low rate of 1.0 percent in the prior year second quarter, which was a result of state tax refunds and the settlement of an outstanding tax obligation.

         Net income for the quarter ended June 30, 2003 increased significantly versus the prior year quarter for the reasons previously discussed.

         Basic and diluted earnings per share were $0.21 and $0.21, respectively, for the quarter ended June 30, 2003 compared with $0.19 and $0.18 for the second quarter of 2002.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Six Months Ended June 30, 2003 and 2002
                                 (in thousands)

                                                                                               $             %
                                                                 2003          2002          CHANGE        CHANGE
                                                                 ----          ----          ------        ------
Net sales                                                     $100,340       $90,629         $9,711         10.7%
Cost of sales                                                   58,395        53,434          4,961          9.3%
                                                        -------------------------------------------
Gross profit                                                    41,945        37,195          4,750         12.8%
Gross margin percentage                                          41.8%         41.0%

Selling, general and administrative expenses                    27,426        25,425          2,001          0.8%
Restructuring and other charges                                     --         2,121         (2,121)       nm(2)
                                                        -------------------------------------------
Operating income                                                14,519         9,649          4,870         50.5%
Operating margin percentage                                      14.5%         10.6%

Other income (expense)
 Interest and dividend income                                       51           228           (177)         nm
 Interest expense                                               (1,056)       (1,468)           412       (28.1%)
 Other income                                                      749            --            749          nm
                                                        -------------------------------------------
                                                                  (256)       (1,240)           984          nm
                                                        -------------------------------------------

                                                                14,263         8,409          5,854         69.6%
Income before income taxes and minority interest

Income tax provision                                             5,484         1,704          3,780          nm
                                                        --------------     ---------      ---------
Effective income tax rate                                        38.4%         20.3%

Income before minority interest                                  8,779         6,705          2,074         30.9%
Minority interest in net loss of subsidiary                          -            21            (21)         nm
                                                        --------------     ---------      ---------
Net income                                                     $ 8,779       $ 6,726        $ 2,053         30.5%
                                                        ==============     =========      =========

     (2) nm -- Percentage not meaningful

         Net sales for the six-month period ended June 30, 2003 increased 10.7% versus 2002. The increase was all from the consumer products packaging side of the business, which represents approximately 85% of the Company's overall business. The increase was from new accounts as well as increased business with existing accounts. Conversely, the advertising agency portion of the business declined slightly in the current year six-month period as compared to the prior year period. The lower sales level in the advertising agency business is due to the continuing weakness in the advertising market.

         Gross margin as a percentage of net sales for the first six months of 2003 increased to 41.8% from 41.0% for the prior year six-month period. 0.5% of the gross margin percentage increase was due to the inclusion of a gain on the sale of a building in cost of sales in the first quarter of 2003.

         Operating income for the first six months of 2003 was 50.5% higher than the previous year period. The increase in operating income was attributable to the increase in sales and the absence of $2.1 million of impairment charges classified as Restructuring and other charges in the statement of operations from the prior year period. Selling, General and Administrative expenses in the first six months of 2003 were higher in absolute dollars but lower as a percentage of sales than in the prior year second quarter, 27.3% as compared to 28.1%, respectively.

         Other income (expense) -- net in the first six months of 2003 resulted in net other expense of $0.2 million, a $1.0 million decrease, compared to $1.2 million in the comparable prior year period. The decrease in other expense was primarily a result of the items described above in the discussion of second quarter results, and lower interest expense due to repayment of bank debt from available operating cash flow and lower interest rates.

         Income tax provision for the six-month period ended June 30, 2003 was at an effective tax rate of 38.4 percent compared to an unusually low rate of
20.3 percent in the prior year period. The lower rate in the 2002 period was as a result of state tax refunds and the settlement of an outstanding tax obligation in the second quarter of that year. It is currently anticipated that the effective tax rate will be in the range of 38 percent to 39 percent for the full year of 2003.

         Net income for the six months ended June 30, 2003 increased significantly versus the prior year period for the reasons previously discussed.

         Basic and diluted earnings per share were $0.41 and $0.41, respectively, for the six-months ended June 30, 2003 compared with $0.31 and $0.31 for the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

         The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, expiring May 2004, of which approximately $51,000 was available for borrowings at June 30, 2003. The Company also maintains a $15,000 unsecured demand line of credit to provide financing and working capital flexibility. At June 30, 2003, approximately $11,300 was available for borrowings under the demand line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3,700), China (US $1,500), and Malaysia (US $1,300).

         The Company reduced its total debt by $10,300 in the first half of 2003 as follows: Long-term debt and capital lease obligations decreased to $12,200 at June 30, 2003 from $37,200 at December 31, 2002. $11,000 of this reduction was the result of payments on its unsecured credit facility; the balance of the reduction was the result of a reclassification of the $14,000 balance outstanding on the unsecured credit facility from Long-term debt to Short-term debt expected to be refinanced. This reclassification was necessitated by the fact that the unsecured credit agreement expires in May 2004, less than twelve months from the June 30, 2003 balance sheet date. The outstanding amount on the demand lines of credit, included in current liabilities, increased by $800, from $3,300 at December 31, 2002 to $4,100 at June 30, 2003.

         At June 30, 2003, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $18,000 with annual repayments required from 2003 through 2005 at an interest rate of 6.98%. The next payment under the Note Purchase Agreement of $6,000 due in August 2003 is to be paid from available cash and by drawing on the Company's credit facility; (ii) $14,000 of borrowings under the Company's unsecured credit facility; (iii) $3,700 of borrowings under its unsecured demand credit line; (iv) $200 under a Malaysian term loan; (v) $200 under its Chinese credit facility; (vi) $200 under its Malaysian credit facility and (vii) $200 of capital lease obligations.

         Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash, through cash generated from future operations or through short-term financing. The Company intends to renew or replace its unsecured credit facility prior to its expiration in May 2004.

               The Company had capital expenditures of $2,490 and $4,146 in the quarter and six months ended June 30, 2003, respectively. Depreciation expense was $3,105 and $5,877 for the quarter and six months ended June 30, 2003, respectively.

                The Company purchased $2,178 and $2,278 of its Class A Common Stock in the quarter and six months ended June 30, 2003, respectively, under a share repurchase program approved by the Board of Directors.

SEASONALITY

         With respect to consumer products packaging, the graphic services market is not currently seasonal. On the other hand, there have historically been cycles of design changes for brand images that most consumer products brands are subject to. These historic cycles differ from brand to brand as to when design changes have occurred and thus the Company's sales volume levels are less predictable.

         With respect to the advertising market, some seasonality exists in that the months of December and January are historically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In addition, advertising is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising business declines. The decline in the advertising market, which began in the second half of 2001, continued into the second quarter of 2003.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A discussion regarding market risk is disclosed in the Company's December 31, 2002 Form 10-K. There have been no material changes in information regarding market risk relating to the Company since December 31, 2002.


ITEM 4.      CONTROLS AND PROCEDURES

         As required by Rule 13a-15(b), Schawk Inc. management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Schawk Inc. management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II - OTHER INFORMATION

ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2003, we held our annual stockholders' meeting. There were 21,430,930 shares of Class A common stock outstanding entitled to vote, and a total of 20,960,323 (97.8%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our stockholders:

b)  Proposal to elect directors for terms expiring in 2004:


NAME                                 FOR         AGAINST / WITHHELD          ABSTENTIONS            BROKER NON-VOTES
----                                 ---         ------------------          -----------            ----------------
Clarence W. Schawk               20,803,688             0                      156,635                      0

David A. Schawk                  20,805,474             0                      154,849                      0

A. Alex Sarkisian, Esq.          20,806,419             0                      153,904                      0

Judith W. McCue, Esq.            20,909,049             0                       51,274                      0

John T. McEnroe, Esq.            20,821,972             0                      138,351                      0

Hollis W. Rademacher             20,909,878             0                       50,445                      0

Leonard S. Caronia               20,910,510             0                       49,813                      0


c) Proposal to approve amendment and restatement of the 2001 equity option plan:

FOR                  AGAINST / WITHHELD            ABSTENTIONS            BROKER NON-VOTES
---                  ------------------            -----------            ----------------
19,847,716                451,185                     25,170                      0


d) Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2003:

FOR                  AGAINST / WITHHELD            ABSTENTIONS            BROKER NON-VOTES
---                  ------------------            -----------            ----------------
20,912,349                43,415                      4,559                      0


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits


    EXHIBIT #                                   DESCRIPTION
    ---------                                   -----------
       3.1         Certificate of Incorporation of Schawk, Inc., as amended.
                   Incorporated herein by reference to Registration Statement No. 33-85152.

       3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by Reference to Registration Statement No. 333-39113.

       4.1 Specimen Class A Common Stock Certificate. Incorporated herein by Reference to Registration Statement No. 33-85152.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.   Reports on Form 8-K

The following reports on form 8-K were filed:

DATE FILED                 REGARDING

April 22, 2003             2003 First Quarter Results

May 1, 2003                Schawk, Inc. Strategic Growth Plan

June 16, 2003              Schawk, Inc Investor Profile



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of August 2003.


SCHAWK, INC.
------------
(Registrant)


/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer