Form 10-Q
period 2003-09-30
SCHAWK INC
filed 2003-11-07
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003
                                    --------

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

                               Yes        No X
                                  ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2003 is:
                21,406,928 Class A Common Stock, $.008 par value
                ------------------------------------------------


================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                               September 30, 2003




PART   I - FINANCIAL INFORMATION                                                                          Page
                                                                                                          ----
         Item 1.  Financial Statements                                                                      3
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                      12
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               16
         Item 4.  Controls and Procedures                                                                  16


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                         17
                  Signatures                                                                               17
                  Certificates Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                   18
                  Certificates Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   20


PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                                  Schawk, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)


                                                                          SEPTEMBER 30
                                                                              2003         DECEMBER 31,
                                                                           (UNAUDITED)        2002
                                                                          ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   2,985       $   2,051
   Trade accounts receivable, less allowance for doubtful accounts
     of $1,605 at September 30, 2003 and $1,269 at December 31, 2002           38,401          37,946
   Inventories                                                                  9,019           8,540
   Prepaid expenses and other                                                   3,378           3,539
   Refundable income taxes                                                        487             889
   Deferred income taxes                                                        1,722           1,713
                                                                            ---------       ---------
Total current assets                                                           55,992          54,678

Property and equipment, less accumulated depreciation of
   $67,645 at September 30, 2003
   and $63,457 at December 31, 2002                                            37,490          41,113
Goodwill                                                                       61,268          60,476
Other assets                                                                    4,011           4,203
                                                                            ---------       ---------
Total assets                                                                $ 158,761       $ 160,470
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                   $   4,505       $   4,696
   Accrued expenses                                                            15,644          13,787
   Income taxes payable                                                           574              --
   Notes payable to banks                                                       2,220           3,281
   Current portion of long-term debt and capital lease obligations              6,063           6,260
   Short-term debt expected to be refinanced                                   16,000              --
                                                                            ---------       ---------
Total current liabilities                                                      45,006          28,024

Long-term debt                                                                  6,000          37,186
Capital lease obligations                                                          40              46
Other                                                                             980           1,029
Deferred income taxes                                                           4,692           4,418

Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares
   authorized, 23,564,810 and 23,381,763 shares issued at
   September 30, 2003 and December 31, 2002,
   respectively; 21,398,006 and 21,436,487 shares
   outstanding at September 30,
   2003 and December 31, 2002, respectively                                       187             186
   Additional paid-in capital                                                  87,431          85,922
   Retained earnings                                                           38,261          27,253
   Accumulated comprehensive income (loss), net                                   460          (1,558)
                                                                            ---------       ---------
                                                                              126,339         111,803
   Treasury stock, at cost, 2,166,804 and 1,945,276 shares of common
       stock at September 30, 2003 and December 31, 2002, respectively        (24,296)        (22,036)
                                                                            ---------       ---------
Total stockholders' equity                                                    102,043          89,767
                                                                            ---------       ---------
Total liabilities and stockholders' equity                                  $ 158,761       $ 160,470
                                                                            =========       =========


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                  2003        2002
                                                --------    --------
Net sales                                       $ 50,500    $ 46,556
Cost of sales                                     29,633      28,126
Selling, general, and administrative expenses     13,812      12,263
Restructuring and other charges                       --         421
                                                --------    --------
Operating income                                   7,055       5,746

Other income (expense)
   Interest income                                    --           1
   Interest expense                                 (415)       (707)
   Other income                                      297          --
                                                --------    --------
                                                    (118)       (706)
                                                --------    --------

Income before income taxes                         6,937       5,040

Income tax provision                               2,628       1,915
                                                --------    --------

Net income                                      $  4,309    $  3,125
                                                ========    ========

Earnings per share:
   Basic                                        $   0.20    $   0.15
   Diluted                                      $   0.20    $   0.14

Weighted average number of common and common
   equivalent shares outstanding                  21,952      21,721

Dividends per common share                      $ 0.0325    $ 0.0325




See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                     2003         2002
                                                   ---------    ---------
Net sales                                          $ 150,840    $ 137,185
Cost of sales                                         88,028       81,560
Selling, general, and administrative expenses         41,238       37,688
Restructuring and other charges                           --        2,542
                                                   ---------    ---------
Operating income                                      21,574       15,395

Other income (expense)
   Interest income                                        51          229
   Interest expense                                   (1,471)      (2,175)
   Other income                                        1,046           --
                                                   ---------    ---------
                                                        (374)      (1,946)
                                                   ---------    ---------

Income before income taxes and minority interest      21,200       13,449

Income tax provision                                   8,112        3,619
                                                   ---------    ---------

Income before minority interest                       13,088        9,830
Minority interest in net loss of subsidiary               --           21
                                                   ---------    ---------
Net income                                         $  13,088    $   9,851
                                                   =========    =========

Earnings per share:
   Basic                                           $    0.61    $    0.46
   Diluted                                         $    0.60    $    0.45

Weighted average number of common and common
   equivalent shares outstanding                      21,718       21,696

Dividends per common share                         $  0.0975    $  0.0975



See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
                                 (In Thousands)



                                                                            2003        2002
                                                                          --------    --------
OPERATING ACTIVITIES
Net income                                                                $ 13,088    $  9,851
Adjustments  to reconcile  net income to cash provided by operating activities:
     Depreciation and amortization                                           8,614       8,958
     Deferred income taxes                                                     265      (2,218)
     Asset impairment charge                                                    --       2,121
     Gain realized on sale of property and equipment                          (588)       (130)
     Minority interest                                                          --         (21)
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                            (455)        131
         Inventories                                                          (479)     (2,667)
         Prepaid expenses and other                                            161       1,064
         Trade accounts payable and accrued expenses                         1,666       1,437
         Income taxes refundable/payable                                       976      (1,013)
                                                                          --------    --------
Net cash provided by operating activities                                   23,248      17,513

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                1,515       1,074
Capital expenditures                                                        (5,329)     (5,667)
Acquisitions                                                                    --      (1,612)
Other                                                                          (22)        (89)
                                                                          --------    --------
Net cash used in investing activities                                       (3,836)     (6,294)

FINANCING ACTIVITIES
Proceeds from debt                                                           4,562      13,967
Principal payments on debt                                                 (20,842)    (22,354)
Principal payments on capital lease obligations                               (236)       (228)
Common stock dividends                                                      (2,080)     (2,092)
Purchase of common stock                                                    (2,278)       (987)
Issuance of common stock                                                     1,528         515
                                                                          --------    --------
Net cash used in financing activities                                      (19,346)    (11,179)
                                                                          --------    --------
Effect of foreign currency rate changes                                        868         (76)
                                                                          --------    --------
Net increase (decrease) in cash and cash equivalents                           934         (36)
Cash and cash equivalents beginning of period                                2,051       1,112
                                                                          --------    --------
Cash and cash equivalents end of period                                   $  2,985    $  1,076
                                                                          ========    ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $  1,476    $  2,469
Cash paid for income taxes                                                   6,895       6,240



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

NOTE 2.       NEW ACCOUNTING PRINCIPLES

In December 2002, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and
(ii) amends APB Opinion No. 28 Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis. The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion 25 and related interpretations in accounting for the stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. For disclosures regarding stock options had compensation cost been determined in accordance with SFAS No. 123 see Note 12 - Stock-Based Compensation.

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

NOTE 7.       INVENTORIES

Inventories consist of the following:


                      September 30,   December 31,
                          2003           2002
                        --------       --------
Raw materials           $  1,696       $  2,230
Work in process            8,437          7,424
                        --------       --------
                          10,133          9,654
Less: LIFO reserve        (1,114)        (1,114)
                        --------       --------
                        $  9,019       $  8,540
                        ========       ========

NOTE 8.    SHORT-TERM DEBT EXPECTED TO BE REFINANCED

The Company maintains a $65,000 unsecured credit facility with its principal U S bank. The credit agreement has a five-year term, expiring in May 2004. The balance outstanding on this facility is $16,000 as of September 30, 2003 and is classified as "Short-term debt expected to be refinanced" in the current liability section of the September 30, 2003 Consolidated Balance Sheet since the agreement expires in less than twelve months. At December 31, 2002, the outstanding balance on this facility was $25,000 and was classified as long-term debt on the December 31, 2002 Consolidated Balance Sheet. The Company intends to renew or replace this credit agreement prior to its expiration in May 2004.

NOTE 9.    EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three months ended September 30,
                                        --------------------------------
                                              2003          2002
                                             -------       -------
Net income                                   $ 4,309       $ 3,125
                                             =======       =======

Weighted average shares                       21,344        21,499
Effect of dilutive stock options                 608           222
                                             -------       -------
Adjusted weighted average shares and
   assumed conversions                        21,952        21,721
                                             =======       =======

Basic earnings per share                     $  0.20       $  0.15
                                             =======       =======

Diluted earnings per share                   $  0.20       $  0.14
                                             =======       =======


                                        Nine months ended September 30,
                                        -------------------------------
                                              2003          2002
                                             -------       -------
Net income                                   $13,088       $ 9,851
                                             =======       =======

Weighted average shares                       21,368        21,484
Effect of dilutive stock options                 350           212
                                             -------       -------
Adjusted weighted average shares and
   assumed conversions                        21,718        21,696
                                             =======       =======

Basic earnings per share                     $  0.61       $  0.46
                                             =======       =======

Diluted earnings per share                   $  0.60       $  0.45
                                             =======       =======

NOTE 10.      SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:



                                                            Three months ended September 30, 2003
                                                            -------------------------------------
                                    United States             Canada            Other Foreign             Total
                                    -------------             ------            -------------             -----
Sales                                 $39,354                  $ 8,039              $3,107              $ 50,500
Long-lived assets                      77,865                   17,003               7,901               102,769
Net Assets                             94,392                    9,725              (2,074)              102,043



                                                            Three months ended September 30, 2002
                                                            -------------------------------------
                                    United States               Canada          Other Foreign             Total
                                    -------------             ------            -------------             -----
Sales                                 $38,629                  $ 5,943              $1,984              $ 46,556
Long-lived assets                      81,865                   15,906               8,504               106,275
Net Assets                             80,925                    6,771              (1,195)               86,501




                                                            Nine months ended September 30, 2003
                                                            ------------------------------------
                                    United States             Canada            Other Foreign             Total
                                    -------------             ------            -------------             -----
Sales                                $119,945                 $ 23,218              $7,677             $ 150,840
Long-lived assets                      77,865                   17,003               7,901               102,769
Net Assets                             94,392                    9,725              (2,074)              102,043



                                                            Nine months ended September 30, 2002
                                                            ------------------------------------
                                    United States               Canada          Other Foreign             Total
                                    -------------             ------            -------------             -----
Sales                                $113,406                 $ 18,036              $5,743             $ 137,185
Long-lived assets                      81,865                   15,906               8,504               106,275
Net Assets                             80,925                    6,771              (1,195)               86,501



NOTE 11.      COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and nine months ended September 30, 2003 and 2002, respectively, are as follows:



                                               Three months ended September 30,
                                               --------------------------------
                                                2003                     2002
                                               -------                 -------
Net income                                     $ 4,309                 $ 3,125
Foreign currency translation adjustments          (203)                   (689)
                                               -------                 -------
Comprehensive income                           $ 4,106                 $ 2,436
                                               =======                 =======




                                               Nine months ended September 30,
                                               --------------------------------
                                                2003                     2002
                                               -------                 -------
Net income                                     $13,088                 $ 9,851
Foreign currency translation adjustments         2,018                    (323)
                                               -------                 -------
Comprehensive income                           $15,106                 $ 9,528
                                               =======                 =======

NOTE 12.        STOCK BASED COMPENSATION

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


                                                     Three Months Ended September 30
                                                     -------------------------------
                                                          2003             2002
                                                          ----             ----
Net income, as reported                                $   4,309        $   3,125
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                  (118)            (125)
                                                       ---------        ---------

Net income, pro forma                                  $   4,191        $   3,000


Earnings per share
   Basic                                               $    0.20        $    0.15
   Diluted                                             $    0.20        $    0.14

Pro forma earnings per share
   Basic                                               $    0.20        $    0.14
   Diluted                                             $    0.19        $    0.14



                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                          2003              2002
                                                          ----              ----
Net income, as reported                                $   13,088        $    9,851
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                   (592)             (746)
                                                       ----------        ----------

Net income, pro forma                                  $   12,496        $    9,105


Earnings per share
   Basic                                               $     0.61        $     0.46
   Diluted                                             $     0.60        $     0.45

Pro forma earnings per share
   Basic                                               $     0.58        $     0.42
   Diluted                                             $     0.58        $     0.42

NOTE 13.      COMMON STOCK REPURCHASES

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

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors. The Board of Directors reviews the authorization for management to repurchase shares on an annual basis. At a February 2003 meeting, the Board renewed its annual authorization to repurchase shares in accordance with applicable SEC rules. During the nine months ended September 30, 2003, the Company repurchased 226 shares for total consideration of $2,278. There were no repurchases of the Company's shares during the quarter ended September 30, 2003. The total shares purchased exceeded the general authorization of $2,000 per year by $278 due to a clerical error at the broker. The Board has ratified the additional purchases. The following table summarizes the Company's repurchase of its equity securities in the first nine months of 2003:


                          Total No.       Avg. Price      No. Shares Purchased
                           Share           Paid Per       as Part of Publicly      Dollar Value of Shares that May
Period                   Purchased          Share          Announced Program          be Purchased Under Program
---------------------- ---------------- --------------- ------------------------- -----------------------------------
January                      --               --                   --                             --

February                     --               --                   --                             --

March                        10             $9.65                  10               Not to exceed $2,000 per year
                       ----------------------------------------------------------

1st Qtr 2003 Total           10             $9.65                  10
                       ==========================================================

April                        77             $9.76                  77               Not to exceed $2,000 per year

May                          121            $10.27                121               Not to exceed $2,000 per year

June                         18             $10.58                 18               Not to exceed $2,000 per year
                       ----------------------------------------------------------

2nd Qtr 2003 Total           216            $10.11                216
                       ==========================================================

July                          -               -                    -

August                        -               -                    -

September                     -               -                    -
                       ----------------------------------------------------------

3rd Qtr 2003 Total            -               -                    -
                       ==========================================================

YTD 2003 Total               226            $10.09                226
                       ==========================================================




NOTE 14.      INCOME TAXES

State income tax refunds received and the settlement of an outstanding tax obligation reduced income tax expense for the nine-month period ended September 30, 2002. The state tax refunds, in the amount of $824, were recorded as a credit to income tax expense net of federal income tax of $288. The outstanding tax obligation, for which $2,108 was accrued as of year-end, was settled for $1,145, resulting in $963 being recorded as a tax benefit in the nine-month period ended September 30, 2002. The reduction of the estimated tax liabilities was recorded as a credit to income tax expense.

NOTE 15.      OTHER INCOME

During the third quarter of 2003, the Company received a distribution in the amount of $303 representing its share of a gain from the sale of a mutual insurance company, of which the Company was a policyholder in 2000, to another insurance company. This distribution is included in Other income on the Consolidated Statement of Operations for the quarter ended September 30, 2003.

For the nine-month period ended September 30, 2003, the items included in Other income on the Consolidated Statement of Operations are the insurance company distribution of $303, a favorable litigation settlement of $361 and proceeds of a life insurance policy on a former employee in the amount of $382.


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

RESULTS OF OPERATIONS
QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

                                  Schawk, Inc.
               Comparative Consolidated Statements of Operations
                   Quarters Ended September 30, 2003 and 2002
                                 (in thousands)


                                                                                $           %
                                                     2003         2002        CHANGE      CHANGE
                                                     ----         ----        ------      ------
Net sales                                          $ 50,500     $ 46,556     $  3,944      8.5%
Cost of sales                                        29,633       28,126        1,507      5.4%
                                                   --------     --------     --------
Gross profit                                         20,867       18,430        2,437     13.2%
Gross margin percentage                                41.3%        39.6%

Selling, general and administrative expenses         13,812       12,263        1,549     12.6%
Restructuring and other charges                          --          421         (421)    nm(1)
                                                   --------     --------     --------
Operating income                                      7,055        5,746        1,309     22.8%
Operating margin percentage                            14.0%        12.3%

Other income (expense)
 Interest and dividend income                            --            1           (1)      nm
 Interest expense                                      (415)        (707)         292     (41.3%)
 Other income                                           297           --          297       nm
                                                   --------     --------     --------
                                                       (118)        (706)         588       nm
                                                   --------     --------     --------

Income before income taxes and minority interest      6,937        5,040        1,897     37.6%

Income tax provision                                  2,628        1,915          713     37.2%
                                                   --------     --------     --------
Effective income tax rate                              37.9%        38.0%

Income before minority interest                       4,309        3,125        1,184     37.9%
Minority interest in net income of subsidiary             -           --           --       --
                                                   --------     --------     --------
Net income                                         $  4,309     $  3,125     $  1,184     37.9%
                                                   ========     ========     ========


   (1) nm - Percentage not meaningful

         Net sales for the third quarter of 2003 increased 8.5% versus 2002. Strong sales of graphics services to consumer products packaging clients, which increased 9.5%, were accompanied by slight growth in sales of graphics services to advertising agency clients compared to the same quarter of 2002. The increase in sales to consumer product packaging clients in the quarter was primarily the result of growth in sales of package design services and prepress services to existing accounts that increased the number of product line extensions, new designs and promotions to increase market share in 2003.

         Gross margin as a percentage of net sales for the third quarter of 2003 increased to 41.3% from 39.6% for the prior year third quarter. The increase in gross margin was primarily due to higher sales and as a result of keeping production costs close to their prior year levels.

         Operating income for the third quarter of 2003 was 22.8% higher than the previous year third quarter. The increase was primarily due to strength in sales to consumer products packaging clients. $0.4 million in severance costs classified as other charges negatively impacted operating income in the third quarter of 2002. Operating margin increased 1.7 points due to higher sales and gross profit in the 2003 period.

         Other income (expense) for the third quarter of 2003 was $0.1 million of net other expense, a $0.6 million decrease from the third quarter of 2002. The change in results was due to the following items:

Gain related to the distribution of proceeds from the sale of mutual insurance   $0.3 million
company of which Schawk was a policy holder
Lower interest expense due to lower outstanding debt and lower interest rates    $0.3 million
                                                                                 ------------
Net decrease in other expenses                                                   $0.6 million


         Income tax provision for the third quarter of 2003 was at an effective tax rate of 37.9% approximately the same as the 38.0% effective tax rate in the prior year third quarter.

         Net income for the third quarter ended September 30, 2003 increased 37.9% versus the prior year third quarter for the reasons previously discussed.

         Basic and diluted earnings per share were $0.20 and $0.20, respectively, for the third quarter ended September 30, 2003 compared with $0.15 and $0.14 for the third quarter of 2002.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                  Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)


                                                                                   $           %
                                                      2003          2002         CHANGE     CHANGE
                                                      ----          ----         ------     ------
Net sales                                          $ 150,840     $ 137,185     $  13,655     10.0%
Cost of sales                                         88,028        81,560         6,468      7.9%
                                                   ---------     ---------     ---------
Gross profit                                          62,812        55,625         7,187     12.9%
Gross margin percentage                                 41.6%         40.5%

Selling, general and administrative expenses          41,238        37,688         3,550      9.4%
Restructuring and other charges                           --         2,542        (2,542)    nm(2)
                                                   ---------     ---------     ---------
Operating income                                      21,574        15,395         6,179     40.1%
Operating margin percentage                             14.3%         11.2%

Other income (expense)
 Interest and dividend income                             51           229          (178)      nm
 Interest expense                                     (1,471)       (2,175)          704     (32.4%)
 Other income                                          1,046            --         1,046       nm
                                                   ---------     ---------     ---------
                                                        (374)       (1,946)        1,572       nm
                                                   ---------     ---------     ---------

Income before income taxes and minority interest      21,200        13,449         7,751     57.6%

Income tax provision                                   8,112         3,619         4,493       nm
                                                   ---------     ---------     ---------
Effective income tax rate                               38.3%         26.9%

Income before minority interest                       13,088         9,830         3,258     33.1%
Minority interest in net loss of subsidiary                -            21           (21)      nm
                                                   ---------     ---------     ---------
Net income                                         $  13,088     $   9,851     $   3,237     32.9%
                                                   =========     =========     =========



   (2) nm - Percentage not meaningful

         Net sales for the nine-month period ended September 30, 2003 increased 10.0% versus 2002. This increase is primarily the result of the strengthening market for graphics services for consumer products packaging clients in 2003, which led to increased sales of 11.6% during the period, as compared to sales of graphics services to advertising agency clients, which were approximately equal to the prior year period. As noted above, the increase in sales to consumer product packaging clients in the first nine months of 2003 was primarily the result of growth in sales of package design services and prepress services to existing accounts that increased the number of product line extensions, new designs and promotions to increase market share in 2003.

         Gross margin as a percentage of net sales for the first nine months of 2003 increased to 41.6% from 40.5% for the prior year nine-month period. Gross margin increased in the 2003 period primarily as a result of higher sales and a $0.5 million gain on the sale of a building in the first quarter of 2003.

         Operating income for the first nine months of 2003 was 40.1% higher than the previous year period. The increase in operating income was attributable to the increase in sales. In addition, results for the nine-month period of 2003 included a gain on the sale of a building of $0.5 million. Conversely, $2.5 million in impairment and other charges negatively impacted operating income from 2002. Operating margin increased to 14.3% for the nine-month period of 2003 as compared to 11.2% in 2002 for the same reasons that operating income increased.

         Other income (expense) - net, in the nine-month period ended September 30, 2003, resulted in net other expense of $0.4 million, a $1.6 million decrease, compared to $2.0 million in the comparable prior year period. The decrease in other expense was primarily a result of the following items:

         Proceeds from life insurance policy                                                             $0.4 million
         Litigation settlement in Schawk's favor                                                         $0.4 million
         Lower interest income - prior year period included interest income from tax refunds            ($0.2 million)
         Gain related to the distribution of proceeds from the sale of mutual insurance company of       $0.3 million
         which Schawk was a policy holder
         Lower interest expense due to lower outstanding debt and lower interest rates                   $0.7 million
                                                                                                         ------------
         Net decrease in other expense                                                                   $1.6 million


         Income tax provision for the nine-month period ended September 30, 2003 was at an effective tax rate of 38.3% compared to an unusually low rate of 26.9% in the prior year period. The lower rate in the 2002 period was as a result of state tax refunds and the settlement of an outstanding tax obligation in the second quarter of that year. It is currently anticipated that the effective tax rate will be in the range of 38% to 39% for the full year of 2003.

         Net income for the nine months ended September 30, 2003 increased 32.9% versus the prior year period for the reasons previously discussed.

         Basic and diluted earnings per share were $0.61 and $0.60, respectively, for the nine-months ended September 30, 2003 compared with $0.46 and $0.45 for the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

         The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, expiring May 2004, of which approximately $49,000 was available for borrowings at September 30, 2003. The Company also maintains a $15,000 unsecured demand line of credit to provide financing and working capital flexibility. At September 30, 2003, approximately $13,050 was available for borrowings under the demand line of credit. The Company also maintains working capital demand lines of credit in Canada (US $3,700), China (US $1,500), and Malaysia (US $1,300).

         The Company reduced its total debt by $16,450 in the first nine months of 2003 as follows: Long-term debt decreased to $6,000 at September 30, 2003 from $37,000 at December 31, 2002. $15,000 of this reduction was the result of payments on the unsecured credit facility and the Note Purchase Agreement in the amounts of $9,000 and $6,000, respectively; the balance of the reduction in long-term debt was the result of a reclassification of the $16,000 balance outstanding on the unsecured credit facility from long-term debt to short-term debt expected to be refinanced, included in current liabilities. This reclassification was necessitated by the fact that the unsecured credit agreement expires in May 2004, less than twelve months from the September 30, 2003 balance sheet date. The outstanding amount on the demand lines of credit, included in current liabilities, decreased by $1,100, from $3,300 at December 31, 2002 to $2,200 at September 30, 2003.

         At September 30, 2003, outstanding debt of the Company consisted of:
(i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $12,000 with annual repayments required in 2004 and 2005 at an interest rate of 6.98%; (ii) $16,000 of borrowings under the Company's unsecured credit facility; (iii) $1,950 of borrowings under its unsecured demand credit line; (iv) $270 under its Malaysian credit line; and (v) $103 of capital lease obligations.

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

         The Company had capital expenditures of $1,183 and $5,329 in the quarter and nine months ended September 30, 2003, respectively. Depreciation expense was $2,737 and $8,614 for the quarter and nine months ended September 30, 2003, respectively.

         The Company purchased $2,278 of its Class A Common Stock in the nine months ended September 30, 2003, respectively, under a share repurchase program approved by the Board of Directors. There were no stock purchases in the quarter ended September 30, 2003.


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

         With respect to the advertising market, some seasonality exists in that the months of December and January are historically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In addition, advertising is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising business declines. The decline in the advertising market, which began in the second half of 2001, continued into the third quarter of 2003.


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

       4.1 Specimen Class A Common Stock Certificate. Incorporated herein by Reference to Registration Statement No. 33-85152.

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanse-Oxley Act of 2002.



B.  Reports on Form 8-K

The following reports on form 8-K were filed:

DATE FILED                 REGARDING
----------                 ---------
July 24, 2003              2003 Second Quarter Results



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of November 2003.


SCHAWK, INC.
------------
(Registrant)



/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer