Form 10-K
period 2003-12-31
SCHAWK INC
filed 2004-03-08
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          ---------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           CLASS A COMMON STOCK,                             NEW YORK STOCK EXCHANGE
              $.008 PAR VALUE

                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [ ] No [X]

The aggregate market value on June 30, 2003 of the voting stock held by non-affiliates of the registrant was approximately $54,923,490.

As of February 27, 2004, 21,476,731 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders' meeting to be held May 18, 2004 are incorporated by reference into Part III.

                                   SCHAWK INC

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                               DECEMBER 31, 2003

                                                                                PAGE
                                                                                ----
                                       PART I

Item 1.          Business....................................................     1
Item 2.          Properties..................................................    12
Item 3.          Legal Proceedings...........................................    13
Item 4.          Submission of Matters to a Vote of Security Holders.........    13

                                      PART II

Item 5.          Market for the Registrant's Common Stock and Related
                 Stockholder Matters.........................................    13
Item 6.          Selected Financial Data.....................................    15
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    16
Item 7a.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................    23
Item 8.          Financial Statements and Supplementary Data.................    23
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures...................................    45
Item 9a.         Controls and Procedures.....................................    45

                                      PART III

Item 10.         Directors and Executive Officers of the Registrant..........    45
Item 11.         Executive Compensation......................................    45
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management..................................................    45
Item 13.         Certain Relationships and Related Transactions..............    45
Item 14.         Principal Accountant Fees and Services......................    45

                                      PART IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.........................................................    45
                 Signatures..................................................    49

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Schawk, Inc. and its subsidiaries ("Schawk" or the "Company") operate in one operating business segment, Digital Imaging Graphics Arts, that serves consumer products packaging, advertising and promotional markets. The Company is incorporated under the laws of the State of Delaware.

     The Company believes it is the largest independent provider of digital imaging graphic services to the consumer products packaging market in the world. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company's services also include both digital and analog image database archival and management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of film, digital tape and press proofs for lithography, flexography and other printing processes related to packaging and promotions accounted for over 85% of net sales for 2003 and 2002 and over 70% of net sales during 2001. The balance of the Company's business consists of the production of similar advertising applications.

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

     The Company believes that its clients have increasingly chosen to outsource their imaging needs to the Company because of its: (i) creative design capabilities, (ii) production art expertise, (iii) high quality customized imaging capabilities; (iv) rapid turnaround and delivery times; (v) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States, Canada, Mexico and Asia; (iv) color expertise; (vi) digital imaging asset management; (vii) workflow management;
(viii) art production; and (ix) ability to service its clients' global graphic requirements through the Company's North American facilities and international subsidiaries and alliance partners.

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

     Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, digital photography, retouching, color separation and other plate making services, for use in lithography, flexography and gravure. "Color separation" refers to preparing color images, text and layout for the printing process. Graphic services such as color separation work have traditionally been performed by skilled craftspeople almost entirely by hand, using what is known as the "conventional" method. With the development of digital technology, graphic firms such as the Company have become computerized, relying instead on digital imaging, in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of media, including tape, floppy disk, CD-ROM and via the Internet. More recently there is a trend toward an all-digital workflow, from creative design through printing. The most recent innovation is the production of plates directly from a digital file, hence the term "direct to plate" (DTP) or "computer to plate" (CTP). This innovation eliminates the step of preparing photographic film and exposing the film on a plate. This CTP technology is more precise and reduces the time to produce a printing plate. The Company has acquired several CTP units and has the capacity to service its clients with CTP services throughout North America.

     The graphic industry in North America has over 1,000 market participants, principally independent color separators, such as the Company, converters, printers and advertising agencies that perform these services in-house. The majority of graphic providers specialize in commodity-oriented publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company's target markets, however, are high-end packaging for the consumer products industry, advertising and promotional applications. The North American market for graphic services for packaging to the consumer products industry is estimated by the Company to be approximately $2.0 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products graphic industry is highly fragmented with hundreds of market participants, only a small number of whom have annual revenues exceeding $20.0 million. The Company believes that the number of participants in the North American graphic market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.

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

     There is also a more significant barrier to entry that has always existed -- hundreds of "technician-years" of expertise in working with all of the major printers and converters to make sure a package is printed according to the client's specifications. For this reason, new start-ups have difficulty competing with the Company.

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

     Meeting the requirements of the advertising portion of the Company's business demands production of work under extremely short timelines, often in less than 24 hours. Creative retouching, color correction and composition in multiple file formats are produced to meet requirements of the printers. The Company is a leader in conventional, computer to plate and digital ad delivery to publications.

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

      At the beginning of 2003, the Company increased its focus on organic growth by separating its sales force into new account development and existing account development groups. The new account development group is charged with calling on the Fortune 1000 accounts that the Company does not currently do business with. The existing account group works with their current clients to increase the number of brands that the Company handles and to increase the number of services that the Company provides to the client.

      To bring focus to the organic growth objective, the Company introduced a new sales compensation system in 2003, which rewards both sales growth and profitability growth.

     - Growth through Acquisitions. The Company's profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $20 million in revenues. In its 50-year business history, the Company has integrated more than 47 graphic and imaging businesses into its operations while streamlining overhead and improving margins in the aggregate. The Company acquired 13 businesses from March 1998 to November 1999 with combined annualized revenues in excess of $77 million. These acquisitions are part of the Company's growth strategy to acquire market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management who will continue to operate the business after the acquisition. The managers of acquired businesses receive performance incentives to continue to profitably grow the business. The only acquisitions of consequence since 1999 were Blue Mint Associates, a San Francisco based $2 million in annual revenue brand strategy and creative design firm, acquired December 1, 2003; certain assets and the business of Pixxon, Inc., a San Francisco based $5 million in annual revenue prepress business acquired effective December 31, 2003; and certain assets and the business of a Chicago area $10 million in annual revenues prepress division of Fort Dearborn Company, a leading label printer, effective January 1, 2004.

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

     - Exploitation of Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and exploiting industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their graphic staffs and total number of suppliers. The Company's on-site strategy developed as clients outsource imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort, as clients increasingly require on-site service. As of December 31, 2003, the Company had 41 on-site locations staffed by over 130 Schawk employees, approximately 10% of its total workforce. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of digital imaging services. As clients continue to cut their staffing levels, they are expanding the number of services required of their graphic suppliers. As a result, fewer of the Company's competitors have the full complement of capabilities required in the marketplace. The Company believes outsourcing trends will continue.

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

MANAGEMENT PHILOSOPHY

     As part of the Company's ongoing strategic planning process, management of the Company introduced Vision 2020, a roadmap that the Company will follow into the future. The Chief Executive Officer, David A. Schawk, introduced an overview of the strategy to every employee of the Company and subsidiaries around the world in late 2001. In 2002, Company management organized teams from throughout the organization to work on business objectives that came out of the strategic planning process. Incentive compensation programs in alignment with the Company's strategy were developed and were implemented in 2003. David Schawk again visited employees in 2003 to give an update of the progress of Vision 2020 and to emphasize the importance of the Company's strategy. The overriding guidelines for the Company's strategy were summarized in a "Vivid Description" of what the Company believes in. The Vivid Description of the Company is as follows:

        The value and breadth of our services and capabilities will be driven first and foremost by the requirements and satisfaction of our clients...We will deliver value through ensuring global brand consistency and the premiere speed-to-market solution to those clients. By becoming an integrated strategic partner to our clients, we will demonstrate value and inspire their unwavering confidence and loyalty. . .We will become the most profitable company in our industry and we will reach a dominant market share globally. . .We will continue to invest in training and development so that our employees and their tools will be the best of the best. . .The Schawk brand name will be recognized as the highest value answer to clients' brand image requirements.

     The business objectives of the Company support the Vivid Description of the Company and are as follows:

     - Increase Global Coverage through Acquisitions Worldwide

     - Redefine Our Source of Revenue and Profit for the future

     - Invent/Reinvent Solutions for Our Clients

     - Increase Organic Growth

     - Hire and Retain the Best of the Best Employees

     - Measure Customer Satisfaction and Improve on our performance

     To achieve the Company's business objectives, management stresses the following:

     Client Service. A key component of the Company's management philosophy has been its commitment to client service. The Company's offering continues to be increasingly focused on meeting the changing needs of its clients. This requires a commitment to working with clients to understand these needs. The Company believes that this commitment has contributed to the confidence and loyalty its clients have shown. Because of the increasingly competitive markets faced by its clients, the Company must be flexible enough to modify its operations in order to meet the specialized needs of its clients. The Company's emphasis on on-site client representatives and operations helps to address this requirement and has further solidified existing client relationships.

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

     Technical Expertise. The Company is able to provide its clients with high quality services and products and quick response time because of its efficient utilization of state-of-the-art equipment, software, computer servers, storage technology, and telecommunication systems. As part of its commitment to maintain its technological expertise, the Company has historically worked with software developers to create software that fully addresses the Company's and its clients' needs. The Company acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, in 1991 the Company established the Schawk Technical Advisory Board for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group continues to be recognized for its efforts and its leaders have been invited to lecture at numerous national and international symposiums and conferences.

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

     As part of the strategic planning process at the Company, Schawk's service offerings within the graphic services umbrella were organized into three core competencies: Brand Strategy and Creative Design, Graphic Services and Enterprise Products.

     Brand Strategy and Creative Design. Under the Anthem Group brand, Schawk offers brand consulting and creative design for packaging applications to its Fortune 1000 consumer products company clients, food and beverage retailers and mass merchandisers. Anthem Group consists of leading creative design companies acquired by Schawk since 1998 in Toronto and San Francisco as well as start-ups in Chicago, New York and Singapore. Anthem Group represents approximately 5% of the Company's overall revenues and is the fastest growing component of Schawk's service offerings.

     Graphic Services. Under the Schawk brand, Graphic Services encompasses a number of service offerings including traditional prepress business as well as high-end digital photography, color retouching and large format digital printing. Graphic Service operations are located throughout North America and in Mexico and Asia. Graphic Service business represents approximately 92% of the Company's revenues.

     Enterprise Products. The Company develops services in response to its clients needs. Three services that help differentiate Schawk from its competitors are digital asset management, work flow management and online proofing. These services are available through Schawk's InterchangeDigital subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies and pharmaceutical companies. Through its integrated software solution, PaRTS (Production and Resource Tracking System), InterchangeDigital works with clients to organize their digital assets, streamline their internal workflow and improve efficiency. The improved speed to market allows the consumer products companies to increase the number of promotions without increasing costs. This is very valuable to InterchangeDigital clients. The Company also offers digital three-dimensional modeling of prototypes or existing packages for its consumer products clients. This service is branded as Schawk 3-D and is included in the Enterprise Products service offering. Enterprise Products represent approximately 3% of the Company's revenues.

     In keeping with this need for greater control and organization, the Company has expanded its services into a number of new areas that assist the client with the overall management of their art processes. The Company has added production art services that quickly execute and expand upon new graphics ideas, and assist the client in speeding their brands to market with fewer errors and higher efficiency. Additional services are provided through InterchangeDigital, a wholly owned Schawk subsidiary. With InterchangeDigital's PaRTS product, clients are able to maintain a central archive of approved digital graphics and design templates that can be used to normalize the production of packaging and collateral graphics on a global basis. PaRTS also tracks vendor performance, time lines, and other process critical data. InterchangeDigital delivers a broader range of integrated services through its products than competing systems and in turn is able to drive a better value proposition for its customers. Schawk 3-D is another group that the Company has leveraged to provide 3-D modeling capabilities to its customers allowing them to review and deploy new graphics concepts in a shorter time frame, and to proof concepts and collateral before actual manufacturing begins. All of the Company's related services are leveraging new technologies and solution services that focus on workflow and knowledge collaboration during the product and concept development cycles. We believe that this focus is a visible differentiator with would-be competitors and will help to maintain the Company's status as a preferred supplier.

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

     - On-Site Personnel. The Company has placed approximately 130 employees on-site at or near 41 client locations in an effort to further integrate its graphic services directly with the client operations. This facilitates faster turnaround and delivery times and fosters stronger client relationships.

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

       Over the course of its 50-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada. As a result, the Company has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients' converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client's particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client's printed matter are maintained.

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

ACQUISITIONS AND START-UP OPERATIONS

     The Company has acquired and integrated more than 47 graphic and imaging businesses into its operations since the business was founded in 1953. Throughout its history, the Company has successfully identified acquisition candidates that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management. The Company favors businesses with management teams that will continue to operate the businesses as autonomous units. The Company has also commenced a number of start-up operations over the years when client servicing requirements or market conditions warranted.

     In late 2003, the Company purchased Blue Mint Associates and certain assets of Pixxon, Inc., both based in San Francisco, California. In addition, certain assets and the business of the prepress division of Fort Dearborn Company, in suburban Chicago, were acquired effective as of January 1, 2004. In 2002 the Company purchased the remaining 35% of the Laserscan Group. Also in 2002, the Company's Canadian subsidiary acquired certain assets and assumed certain liabilities of Imaginex, a Toronto area graphic company. There were no acquisitions in 2000 or 2001. During 1999 the Company completed eight acquisitions: Cactus Imaging Centres in Toronto, Canada; Color One in Cincinnati, OH; Deluxe Engraving in Cincinnati, OH; Designer's Atelier in New York, NY; Inter-Process Service in Stamford, CT; The Mackinder Group in New York, NY; Plewes-Bertouche in Toronto, Canada, and Laserscan, with operations in China, Malaysia, and Thailand. During 1998 the Company completed five acquisitions: S&M Rotogravure in New Berlin, Wisconsin; Chromart, Inc. in New York, NY; Horan Imaging Solutions in New York, NY; Design Partners in Toronto, Canada; and Herzig Somerville, Ltd. In Toronto, Canada.

     There were no start-ups established in 2003 or 2002. In 2001, the Company established an art production operation in Chicago, Illinois. In 2000, the Company established start-up operations in Stamford, Connecticut and Singapore. In 1999, the Company established start-up operations in Kobe, Japan; Ardsley, New York; and Charlotte, North Carolina. In 1998, the Company established a start-up operation in Queretaro, Mexico. Due to unfavorable market conditions, the start-up in Ardsley, New York was shut down in 2001, and the start-up in Charlotte, North Carolina was shut down in 2000.

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

RESEARCH AND DEVELOPMENT

     The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for consumer products packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. PaRTS(TM) and Schawk 3-D are examples of the Company's commitment to research and development. Total research and development spending is not material.

     As an integral part of its commitment to research and development, the Company has established the Schawk Technical Advisory Board for the purpose of researching and evaluating new technologies in the graphic arts and telecommunications industries. The Advisory Board meets formally at least quarterly, to review new equipment and programs, then disseminates the information to the entire Company and to clients as appropriate.

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

     In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage industry. During 2003 no single client accounted for more than 7.7% of the Company's net sales, and the 10 largest clients in the aggregate accounted for approximately 43% of net sales.

COMPETITION

     The Company's competition comes primarily from other independent color separators and converters and printers that have graphic service capabilities. Independent color separators are companies whose business is performing graphic services for one or more of the principal printing processes. The Company believes that only two firms, Southern Graphics Systems, a subsidiary of Alcoa and Applied Graphics Technologies, Inc., through its Wace Group subsidiary compete with the Company on a national basis. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and exploit state-of-the-art technology and contend with the increasing demands for speed.

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

EMPLOYEES

     As of December 31, 2003 the Company had approximately 1,400 full-time employees. Of this number, approximately 23% are production employees represented by local units of the Graphic Communications International Union and by local units of the Communications, Energy & Paperworkers Union of Canada. The Company's union employees are vital to its operations. Collective bargaining agreements covering the Company's union employees in four facilities are subject to renegotiations. The Company considers its relationships with its employees and unions to be good.

BACKLOG

     The Company does not have or keep backlog figures, as projects or orders are generally in and out of the Company's facilities within five to seven days. Generally, the Company does not have contracts with its clients, but maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

SEASONALITY AND CYCLICALITY

     The Company's digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. On the other hand, there is a three to four year cycle for major design changes that the Company has experienced in the last eight years resulting in greater volumes in certain years followed by more modest volumes as only small changes are made before the next major redesign cycle. With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and don't start up again until mid-January. Advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, the Company's advertising and promotion business declines.

     The Company's website is www.schawk.com. Investors can obtain copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has filed such materials with, or furnished them to, the SEC. The Company will also furnish a paper copy of such filings free of charge upon request.

     The Company has adopted a code of ethics (the "Code of Ethics"), as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code applies to all of the Company's directors, officers and employees. The Company has also adopted a charter for its Audit Committee. The Company has posted the Code of Ethics and the Audit Committee Charter on its website and will post on its website any amendments to, or waivers from, its Code of Ethics applicable to any of the Company's directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 2. PROPERTIES

     The Company owns or leases the following office and operating facilities:

                                                                             LEASE
                               SQUARE       OWNED/                         EXPIRATION
LOCATION                        FEET        LEASED       PURPOSE              DATE               DIVISION
--------                    -------------   ------  ------------------   --------------   ----------------------
                            (APPROXIMATE)
Cherry Hill, New Jersey....    10,000       Leased  General Offices,     January 2007     Schawk Cherry Hill
                                                    Operating Facility
Chicago, Illinois..........    15,200       Leased  General Offices,     May 2005         Anthem Chicago
                                                    Operating Facility
Cincinnati, Ohio...........    74,200       Leased  General Offices,     August 2004      Schawk Cincinnati 446
                                                    Operating Facility
Cincinnati, Ohio...........    12,000       Leased  General Offices,     August 2004      Schawk Cincinnati 447
                                                    Operating Facility
Costa Mesa, California.....     3,000       Leased  General Offices,     April 2004       Anthem Los Angeles
                                                    Operating Facility
Des Plaines, Illinois......    14,000       Owned   Executive Offices    N/A              Corporate Office
Des Plaines, Illinois......     4,200       Owned   Operating Facility   N/A              Interchange Digital
Des Plaines, Illinois......    60,000       Leased  General Offices,     December 2010    Schawk Chicago
                                                    Operating Facility
Franklin Park, Illinois....    62,000       Owned   General Offices,     N/A              Schawk Chicago
                                                    Operating Facility
Hackettstown, New Jersey...     3,000       Leased  General Offices,     September 2005   Anthem New Jersey
                                                    Operating Facility
Kalamazoo, Michigan........    67,000       Owned   General Offices,     N/A              Schawk Kalamazoo
                                                    Operating Facility
Kobe, Japan................     1,160       Leased  General Offices,     December 2004    Schawk Japan
                                                    Operating Facility
Kuala Lumpur, Malaysia.....    13,000       Owned   General Offices,     N/A              Laserscan Sdn Bhd
                                                    Operating Facility
Minneapolis, Minnesota.....    31,000       Owned   General Offices,     N/A              Schawk Minneapolis
                                                    Operating Facility
Mississauga, Ontario                                General Offices,     October 2004     Schawk Toronto
  Canada...................    12,000       Leased  Operating Facility
Mississauga, Ontario                                General Offices,     October 2004     Schawk Toronto
  Canada...................     2,300       Leased  Operating Facility
New Berlin, Wisconsin......    43,000       Leased  General Offices,     June 2008        Schawk Milwaukee
                                                    Operating Facility
New York, New York.........    31,000       Leased  General Offices,     April 2006       Schawk New York
                                                    Operating Facility
Penang, Malaysia...........    34,000       Owned   General Offices,     N/A              Laserscan Sdn Berhad
                                                    Operating Facility
Penang, Malaysia...........     1,706       Owned   General Offices,     N/A              Laserscan Flexographic
                                                    Operating Facility
Penang, Malaysia...........     2,330       Owned   General Offices,     N/A              Laserscan Technology
                                                    Operating Facility
Queretaro, Mexico..........    18,000       Owned   General Offices,     N/A              Schawk Mexico
                                                    Operating Facility
Roseville, Minnesota.......    28,000       Leased  General Offices,     May 2007         Schawk St. Paul
                                                    Operating Facility

                                                                             LEASE
                               SQUARE       OWNED/                         EXPIRATION
LOCATION                        FEET        LEASED       PURPOSE              DATE               DIVISION
--------                    -------------   ------  ------------------   --------------   ----------------------
                            (APPROXIMATE)
San Francisco,                                      General Offices,     January 2009     Schawk San Francisco
  California...............     8,000       Leased  Operating Facility
San Francisco,                                      General Offices,     September 2008   Anthem San Francisco
  California...............     8,100       Leased  Operating Facility
Shanghai, China............    19,400       Leased  General Offices,     November 2005    Laserscan Shanghai
                                                    Operating Facility
Singapore..................     7,500       Leased  General Offices      December 2004    Schawk Singapore
Smyrna, Georgia............    25,200       Leased  General Offices,     October 2008     Schawk Atlanta
                                                    Operating Facility
Stamford, Connecticut......    20,000       Leased  General Offices,     August 2005      Schawk Stamford
                                                    Operating Facility
Toronto, Ontario, Canada...    56,000       Leased  General Offices,     December 2004    Schawk Toronto
                                                    Operating Facility
Toronto, Ontario, Canada...     8,292       Leased  General Offices,     January 2005     Anthem Toronto
                                                    Operating Facility
Toronto, Ontario, Canada...    17,500       Leased  General Offices,     November 2007    Schawk Cactus
                                                    Operating Facility
Toronto, Ontario Canada....    13,900       Leased  General Offices,     December 2004    Schawk Toronto
                                                    Operating Facility

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders for the three months ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

     On, December 23, 2003, the Company issued and sold $15 million of its 4.90% Series 2003-A Notes due 2013 to Massachusetts Mutual Life Insurance Company in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of this offering were used to provide funds for acquisitions.

STOCK PRICES

     The Company's Class A common stock is listed on the NYSE under the symbol "SGK". The Company has approximately 892 stockholders of record as of February 27, 2004.

     Set forth below are the high and low sales prices for the Company's Class A common stock for each quarterly period within the two most recent fiscal years.

QUARTER ENDED:                                           2003 HIGH/LOW    2002 HIGH/LOW
--------------                                           --------------   -------------
March 31...............................................  $ 9.90 -  8.99   $11.45 - 9.08
June 30................................................   10.97 -  9.25    10.70 - 9.40
September 30...........................................   12.52 - 10.40    10.60 - 9.68
December 31............................................   13.95 - 11.95    10.17 - 9.45

DIVIDENDS DECLARED PER CLASS A COMMON SHARE

QUARTER ENDED:                                                 2003      2002
--------------                                                -------   -------
March 31....................................................  $0.0325   $0.0325
June 30.....................................................   0.0325    0.0325
September 30................................................   0.0325    0.0325
December 31.................................................   0.0325    0.0325
                                                              -------   -------
          Total.............................................  $0.1300   $0.1300
                                                              =======   =======

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

                                          NUMBER OF SECURITIES                           NUMBER OF SECURITIES
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                              EXERCISE OF         EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     EQUITY COMPENSATION
PLAN CATEGORY                             WARRANTS AND RIGHTS    WARRANTS AND RIGHTS             PLANS
-------------                             --------------------   --------------------   -----------------------
Equity compensation plans approved by
security holders........................         2,895                  $9.49                    2,195
Equity compensation plans not approved
by security holders.....................            --                     --                       --
                                                 -----                  -----                    -----
  Total.................................         2,895                  $9.49                    2,195
                                                 =====                  =====                    =====

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

     The Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors. The Board of Directors reviews the authorization for management to repurchase shares on an annual basis. At a February 2003 meeting, the Board renewed its annual authorization to repurchase shares in accordance with applicable SEC rules. During the year ended December 31, 2003, the Company repurchased 226,000 shares for total consideration of $2,278,000. The total shares purchased exceeded the general authorization of $2,000,000 per year by $278,000 due to a clerical error at the broker. The Board subsequently ratified the additional purchases. The following table summarizes the Company's repurchase of its equity securities during 2003 (in thousands, except per share amounts):

                       TOTAL NO.   AVG. PRICE   NO. SHARES PURCHASED
                         SHARE      PAID PER    AS PART OF PUBLICLY    DOLLAR VALUE OF SHARES THAT MAY BE
PERIOD                 PURCHASED     SHARE       ANNOUNCED PROGRAM          PURCHASED UNDER PROGRAM
------                 ---------   ----------   --------------------   ----------------------------------
January..............      --            --              --                           --
February.............      --            --              --                           --
March................      10        $ 9.65              10             Not to exceed $2,000 per year
April................      77        $ 9.76              77             Not to exceed $2,000 per year
May..................     121        $10.27             121             Not to exceed $2,000 per year
June.................      18        $10.58              18             Not to exceed $2,000 per year
July.................      --            --              --                           --
August...............      --            --              --                           --
September............      --            --              --                           --
October..............      --            --              --                           --
November.............      --            --              --                           --
December.............      --            --              --                           --
                          ---        ------             ---
2003 Total...........     226        $10.09             226
                          ===        ======             ===

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED INCOME STATEMENT
  INFORMATION
  Net Sales.............................  $201,031   $186,189   $189,643   $210,804   $188,497
  Operating Income(a)...................    27,536     22,032     17,313     23,889     23,771
  Income Before Income Taxes and
     Minority Interest..................    27,264     19,713     13,129     18,111     20,038
  Income Taxes..........................    10,280      6,203      5,320      7,567      8,240
  Minority Interest in net loss of
     subsidiary.........................        --         21        209         97         --
  Net Income............................    16,984     13,531      8,018     10,641     11,798
  Net Income Per Common Share
     Basic..............................  $   0.79   $   0.63   $   0.37   $   0.50   $   0.55
     Diluted............................      0.78       0.62       0.37       0.50       0.55
Prior-year amounts have been
  reclassified to conform to
  current-year presentation
CONSOLIDATED BALANCE SHEET INFORMATION
  Working Capital.......................  $ 30,526   $ 26,654   $ 26,796   $ 15,579   $ 22,364
  Total Assets..........................   159,691    160,470    166,125    167,863    177,261
  Long-Term Debt and Capital Lease
     Obligations........................    21,021     37,232     52,131     48,020     67,494
  Stockholders' Equity..................   106,372     89,767     79,537     74,508     66,658
OTHER DATA
  Cash Dividends per Common Share.......  $   0.13   $   0.13   $   0.13   $   0.13   $ 0.2275
  Depreciation and Amortization.........    11,416     11,977     14,138     14,278     12,310
  Capital Expenditures..................     6,933      7,634     14,431     15,476     17,874

---------------

(a) Years prior to adoption of SFAS No. 142 include goodwill amortization of $2,161, $2,155 and $1,944 for the years ended December 31, 2001, December 31, 2000 and December 31, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

     Certain statements contained herein and in "Item 1. Business" that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed as such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the stability of political conditions in Asia and other foreign countries in which the Company has production capabilities, terrorist attacks and the U.S. response to such attacks, as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

                            EXECUTIVE-LEVEL OVERVIEW

     The Company's revenues are driven by changes to consumer product packaging designs and promotions and advertising spending. 88% of the Company's business is graphic services for consumer product packaging applications. Generally, a package design changes every three or four years. Between changes, there are line extensions and promotions that take advantage of popular brand images in a variety of products. However, because the Company cannot predict when a design will change or when a promotion will occur, backlog does not exist. There are regular promotions throughout the year that create revenue opportunities for the Company, for example: Valentine's Day, Easter, Fourth of July, Back To School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related "banners" that are added to food and beverage packaging, such as "heart healthy", "low in carbohydrates", "enriched with essential vitamins", "low in saturated fat" and "caffeine free". All of these items require new product packaging designs or changes in existing designs and create revenue for the Company. In simple terms, change equals revenue.

     The Company celebrated its 50th anniversary in 2003. For the year ended December 31, 2003, the Company increased net sales (8%) and net income (26%) as a result of strong sales to consumer products companies both from existing accounts and new accounts. Gross profits grew as a result of controlling costs of production and increasing productivity. Conversely, selling, general and administrative costs were up 11% as the Company increased management staffing in Asia to prepare for increased business levels and added personnel in the United States to manage the new business won by the Company in the second half of 2003. This increase was partially offset by the absence of the 2002 special charges. Further contributing to the growth in net income were lower interest costs and a number of non-recurring items of other income. Offsetting pre-tax income growth in 2003 were unusually low taxes in 2002 (31.5% effective rate) as compared to normal tax levels (37.7% effective rate) in 2003. As a result of the above items, operating income and net income increased 25% and 26%, respectively.

     The Company finished 2003 with very strong financial ratios in every category. We believe the Company would be an "A" rated company were it not for its relatively small size (generally, any company under $1 billion in revenue is considered small by rating agencies). The Company finished the year with its lowest debt to equity ratio in over ten years at 20% (with $21 million of long-term debt and $106 million of equity). In December 2003, the Company completed a private placement fixed-rate financing for $25 million of long-term debt. The debt has a ten year term and bears interest at a rate of 4.90% on the first $15 million, which was issued in December 2003, and will bear interest at a rate of 4.98% on the remaining $10 million, which is expected to be issued in April of 2004. The Company's $65 million revolving credit facility had zero outstanding at December 31, 2003. The credit facility matures in May 2004. The Company is in the process of negotiating with its banks to put a new credit facility in place prior to the maturity of the existing facility. Both of the Company's lead lending banks have indicated an interest in providing a credit facility to the Company. Globally, the Company has insignificant borrowings outside of the United States.

     The Company generates significant cash flow from operating activities: $32 million in 2003, $28 million in 2002, and $23 million in 2001. Capital expenditures in 2003 were $7 million and dividends paid were $3 million leaving free cash flow of $22 million. Most of the free cash flow was used to reduce debt in 2003 from $47 million at the beginning of the year to $27 million at the end of the year.

     In summary, 2003 was a very successful year. The Company executed on its strategic plan, increased revenues and profits, and improved its financial strength to position the Company for future growth.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

                                  SCHAWK, INC.
               COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                 $        %
                                                          2003       2002     CHANGE    CHANGE
                                                        --------   --------   -------   ------
                                                                    (IN THOUSANDS)
Net sales.............................................  $201,031   $186,189   $14,842     8.0%
Cost of sales.........................................   118,859    112,165     6,694     6.0%
                                                        --------   --------   -------   -----
Gross profit..........................................    82,172     74,024     8,148    11.0%
Gross margin percentage...............................      40.9%      39.8%
Selling, general and administrative expenses..........    54,636     49,361     5,275    10.7%
Restructuring and other charges.......................        --      2,631    (2,631)     nm
                                                        --------   --------   -------   -----
Operating income......................................    27,536     22,032     5,504    25.0%
Operating margin percentage...........................      13.7%      11.8%
Other income (expense)
  Interest and dividend income........................        72        236      (164)  (69.5%)
  Interest expense....................................    (1,900)    (2,789)      889   (31.9%)
  Other income (expense)..............................     1,556        234     1,322      nm
                                                        --------   --------   -------   -----
                                                            (272)    (2,319)    2,047      nm

                                                                                 $        %
                                                          2003       2002     CHANGE    CHANGE
                                                        --------   --------   -------   ------
                                                                    (IN THOUSANDS)
Income before income taxes and minority interest......    27,264     19,713     7,551    38.3%
Income tax provision..................................    10,280      6,203     4,077    65.7%
                                                        --------   --------   -------   -----
Effective income tax rate.............................      37.7%      31.5%
Income before minority interest.......................    16,984     13,510     3,474    25.7%
Minority interest in net loss of subsidiary...........        --         21       (21)     nm
                                                        --------   --------   -------   -----
Net income............................................  $ 16,984   $ 13,531   $ 3,453    25.5%
                                                        ========   ========   =======   =====

---------------
nm -- Percentage not meaningful

     Net sales for the year ended December 31, 2003, net sales were $201.0 million, compared to $186.2 million for the prior year, an 8.0 percent increase. Substantially all of the growth in sales was from internal growth, not from acquisitions. Schawk's direct consumer products packaging related business was strong in 2003, as it increased 9.8 percent . New accounts added to the Company's client roster in 2003 also contributed to the sales growth. Consumer products companies added a number of line extensions and promotions to their most popular food and beverage brands in 2003, increasing volume for Schawk. However, the Company's advertising agency business was down 3.1 percent for the full year 2003 due to decreased advertising agency spending.

     Gross margin for the year ended December 31, 2003, was 40.9 percent compared to 39.8 percent in the prior year. The higher gross margin is primarily due to the increase in sales, as well as a reduction in material usage, as computer to plate workflows reduce the need for photographic film.

     Operating income for 2003 was $27.5 million versus $22.0 million in 2002. The increase in operating income was primarily due to increased sales and lower costs as a result of efficiency-related efforts over the past two years. In addition, incorporated in the calculation of operating income for 2002 were $2.6 million of special charges, including $2.2 million for impairment of long-lived assets and $0.4 million of severance costs classified as restructuring and other charges. No significant asset impairments were noted in 2003. The operating margin for 2003 was 13.7 percent compared to 11.8 percent in the prior year for the same reasons that operating income increased.

     Other income (expense) for the year ended December 31, 2003, was $0.3 million of expense, compared to $2.3 million of expense in the prior year. The $2.0 million decrease in expense was due to the following items: lower net interest expense of $0.7 million from lower rates and lower borrowing levels; favorable litigation settlement of $0.4 million; favorable resolution of a contingency related to a prior disposition of a business of $0.5 million and proceeds from a life insurance policy of $0.4 million.

     Income tax provision for the year ended December 31, 2003, was at an effective rate of 37.7 percent. The effective rate in 2002 was 31.5 percent; significantly lower than 2003 due to state tax refunds and the settlement of an outstanding tax obligation.

     Net income for the year ended December 31, 2003 increased significantly versus 2002 for the reasons previously discussed.

     Basic and diluted earnings per share were $0.79 and $0.78, respectively, for the year ended December 31, 2003 compared with $0.63 and $0.62 for 2002.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Goodwill accounting rule change. On January 1, 2002, the Company adopted SFAS 142, the accounting pronouncement on goodwill accounting. Previously, the Company recorded monthly amortization of goodwill, generally over a 40-year period. The rules that became effective January 1, 2002 prohibit the amortization of goodwill. Rather, goodwill is to be reviewed on a periodic basis, and if a write-down is required, the write-down must be taken at that time, similar to an impairment charge on other long-lived assets. The goodwill amortization was $2,161 for the year ended December 31, 2001. The Company's results with the pro-forma effect of the new accounting rules for the year ended December 31, 2001 is as follows:

                PROFORMA RESULTS EXCLUDING GOODWILL AMORTIZATION
                          YEAR ENDED DECEMBER 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reported net income.........................................   $8,018
Add back: Goodwill amortization.............................    2,161
Subtract: tax effect of goodwill amortization...............     (787)
                                                               ------
Adjusted net income.........................................   $9,392
Basic earnings per share:
Reported net income.........................................   $ 0.37
Add back: Goodwill amortization.............................     0.10
Subtract: tax effect of goodwill amortization...............    (0.03)
                                                               ------
Adjusted basic earnings per share...........................   $ 0.44
Diluted earnings per share:
Reported net income.........................................   $ 0.37
Add back: Goodwill amortization.............................     0.10
Subtract: tax effect of goodwill amortization...............    (0.03)
                                                               ------
Adjusted diluted earnings per share.........................   $ 0.44

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

                                  SCHAWK, INC.
               COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      $         %
                                                             2002        2001      CHANGE     CHANGE
                                                           --------    --------    -------    ------
                                                                        (IN THOUSANDS)
Net sales..............................................    $186,189    $189,643    $(3,454)    (1.8%)
Cost of sales..........................................     112,165     114,589     (2,424)    (2.1%)
                                                           --------    --------    -------    -----
Gross profit...........................................      74,024      75,054     (1,030)    (1.4%)
Gross margin percentage................................        39.8%       39.6%
Selling, general and administrative expenses...........      49,361      54,460     (5,099)    (9.4%)
Amortization of intangibles............................          --       2,161     (2,161)      nm(1)
Restructuring and other charges........................       2,631       1,120      1,511       nm
                                                           --------    --------    -------    -----
Operating income.......................................      22,032      17,313      4,719     27.3%
Operating margin percentage............................        11.8%        9.1%
Other income (expense)
  Interest and dividend income.........................         236          52        184       nm
  Interest expense.....................................      (2,789)     (4,236)     1,447    (34.2%)
  Other income (expense)...............................         234          --        234       nm
                                                           --------    --------    -------    -----
                                                             (2,319)     (4,184)     1,865    (44.6%)
Income before income taxes and minority interest.......      19,713      13,129      6,584     50.1%
Income tax provision...................................       6,203       5,320        883     16.6%
                                                           --------    --------    -------    -----
Effective income tax rate..............................        31.5%       40.5%
Income before minority interest........................      13,510       7,809      5,701     73.0%
Minority interest in net loss of subsidiary............          21         209       (188)      nm
                                                           --------    --------    -------    -----
Net income.............................................    $ 13,531    $  8,018    $ 5,513     68.8%
                                                           ========    ========    =======    =====

---------------
nm -- Percentage not meaningful

2002 COMPARED TO 2001

     Net sales for 2002 decreased 1.8% versus 2001. On the consumer products packaging side of the business, which represents approximately 85% of the Company's overall business, revenues with the Company's consumer products packaging accounts increased 7.8% in the 2002 versus the prior year. However, lower sales in the graphics for advertising agency business more than offset the gains from the consumer products packaging business. The lower sales level in the advertising agency business was due to the continuing weakness in the advertising market.

     Gross margin as a percentage of net sales for 2002 increased to 39.8% from 39.6% for the prior year. Given the fact that net sales were lower than the prior period, an increase in gross margin as a percentage of sales is a positive result. The increase in gross margin as a percentage of sales indicates that the cost cutting moves the Company initiated through its restructurings is having a positive effect.

     Operating income in 2002 was 27.3% higher than the previous year despite $2.6 million of asset impairment and severance charges classified as Restructuring and Other Charges on the Consolidated Statement of Operations as compared to $1.1 million of restructuring charges in 2001. The increase in operating income was attributable to cost reduction efforts and restructuring efforts completed in prior years and the nonamortization of goodwill due to the change in accounting method.

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

     Other income (expense) -- net decreased in 2002 to expense of $2.3 million compared with expense of $4.2 million in 2001. The lower net expense was primarily as a result of lower interest expense. The decrease in interest expense was from a combination of lower interest rates and lower borrowing levels in 2002 as compared to the prior year. The lower borrowing levels were due to strong cash flows from operations that were utilized, in part, to pay down debt. Interest expense also benefited from lower rates in 2002 versus 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had $5.2 million in consolidated cash and cash equivalents, compared to $2.0 million at December 31, 2002.

     The Company presently finances its business from available cash and from cash generated from operations. Cash generated from operations in 2003 totaled $32.2 million. The Company maintains a $65 million unsecured credit facility, expiring May 2004, and a $15 million unsecured demand line of credit to provide financing and working capital flexibility, with US banks. The Company also maintains working capital demand lines of credit in Canada (US $3.8 million), China (US $1.5 million), and Malaysia (US $1.3 million). At December 31, 2003, the Company had no borrowings on any of its credit facilities.

     Long-term debt and capital lease obligations decreased to $21.0 million at December 31, 2003 from $37.2 million at December 31, 2002. During 2003, the Company made payments of $25.0 million on its unsecured credit facility and $6.0 million on its outstanding Series B notes due 2005. As discussed above, in December 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provide for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two notes: 1) Tranche A, due December 31, 2013, for $15 million, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10 million, which is expected to close in April 2004.

     At December 31, 2003, outstanding debt of the Company consisted of: (i) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $12.0 million with principal payments in 2004 and 2005, at an interest rate of 6.98%; and (ii) $15.0 million of its unsecured Series 2003-A Notes due 2013, with annual principal payments from 2007 through 2013, at an interest rate of 4.90%.

     The Company is in the process of negotiating to renew or replace its $65.0 million unsecured credit facility, which expires in May 2004, prior to the expiration date.

     Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and cash generated from future operations, or pursuant to the Note Purchase Agreement dated December 23, 2003 and short-term credit facilities.

     The Company had capital expenditures, principally for equipment and computer hardware and software to improve productivity, of $6.9 million, $7.6 million, and $14.4 million in 2003, 2002, and 2001 respectively.

     The Company had depreciation of $11.4 million in 2003 and $12.0 million in 2002 and 2001.

     The Company paid $2.1 million for acquisitions in both 2003 and 2002. In 2001, the Company made a contingent payment of $0.1 million, representing a purchase price adjustment from a prior acquisition. See Note 6 to the Consolidated Financial Statements for further information regarding acquisitions.

     The Company purchased $2.3 million, $1.0 million, and $1.5 million in Class A Common Stock in 2003, 2002, and 2001, respectively, under a share repurchase program approved by the Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

     The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on the Company's cash flow in the future periods set forth below:

                                                          PAYMENTS DUE BY PERIOD
                                                   ------------------------------------
                                                    LESS                         MORE
                                                    THAN       1-3      3-5      THAN
                                          TOTAL    1 YEAR     YEARS    YEARS    5 YEARS
                                         -------   -------   -------   ------   -------
CONTRACTUAL OBLIGATIONS
Long-Term Debt Obligations.............  $27,000   $ 6,000   $ 8,143   $6,429   $6,428
Capital Lease Obligations..............       83        62        21       --       --
Operating Lease Obligations............   14,329     4,439     6,890    3,000       --
Purchase Obligations...................       --        --        --       --       --
Pension Obligations....................    1,046        65       108       23      850
                                         -------   -------   -------   ------   ------
Total..................................  $42,458   $10,566   $15,162   $9,452   $7,278
                                         =======   =======   =======   ======   ======

     Purchase obligations resulting from purchase orders entered in the normal course of business are not significant. The Company is a service business whose major cost is employees' labor; material purchases are limited to supplies incidental to the services provided.

     The Company expects to fund future contractual obligations through funds generated from operations, together with general company financing transactions.

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

     Accounts Receivable. The Company's clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represent more than 7.7% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific risks identified in the portfolio.

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

     Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

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

     The Company adopted the new rules on Accounting for Goodwill and Other Intangible Assets effective January 1, 2002. Application of the non-amortization provision resulted in an increase in net income of approximately $1.4 million ($0.07 per share).

     The Company performed the required impairment test of goodwill and indefinite-lived intangible assets in 2003 and 2002. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test.

IMPACT OF INFLATION

     The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

     The Company has no variable rate debt outstanding at December 31, 2003, but expects to use its variable rate credit facilities to fund cash flow needs during 2004 and beyond. Assuming interest rate volatility in the future similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operation, or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO FINANCIAL STATEMENTS COVERED BY
                        REPORTS OF INDEPENDENT AUDITORS

                                                                PAGE
                                                                ----
Management's Responsibilities for Financial Reporting.......     24
Report of Independent Auditors..............................     25
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets -- December 31, 2003 and
     2002...................................................     26
  Consolidated Statements of Operations -- Years Ended
     December 31, 2003, 2002 and 2001.......................     27
  Consolidated Statements of Cash Flows -- Years Ended
     December 31, 2003, 2002 and 2001.......................     28
  Consolidated Statements of Stockholders' Equity -- Years
     Ended December 31, 2003, 2002 and 2001.................     29
  Notes to Consolidated Financial Statements................     30
FINANCIAL STATEMENT SCHEDULES:
SCHEDULE II -- Valuation Reserves...........................     48

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Schawk, Inc.

     We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the Consolidated Financial Statements, in 2002 the Company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets".

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 13, 2004

                                  SCHAWK, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,227   $  2,051
  Trade accounts receivable, less allowance for doubtful
     accounts of $1,595 in 2003 and $1,269 in 2002..........    35,642     37,946
  Inventories...............................................     8,085      8,540
  Prepaid expenses and other................................     3,902      3,539
  Refundable income taxes...................................     1,204        889
  Deferred income taxes.....................................     2,086      1,713
                                                              --------   --------
          Total current assets..............................    56,146     54,678
Property and equipment, net.................................    36,372     41,113
Goodwill, less accumulated amortization of $11,496 in 2003
  and 2002..................................................    62,936     60,476
Other assets................................................     4,237      4,203
                                                              --------   --------
Total assets................................................  $159,691   $160,470
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................  $  5,108   $  4,696
  Accrued expenses..........................................    14,004     13,787
  Income taxes payable......................................       446         --
  Notes payable to banks....................................        --      3,281
  Current portion of long-term debt and capital lease
     obligations............................................     6,062      6,260
                                                              --------   --------
          Total current liabilities.........................    25,620     28,024
Long-term debt..............................................    21,000     37,186
Capital lease obligations...................................        21         46
Other.......................................................       970      1,029
Deferred income taxes.......................................     5,708      4,418
Stockholders' Equity:
  Common stock..............................................       187        186
  Additional paid-in capital................................    87,928     85,922
  Retained earnings.........................................    41,461     27,253
  Accumulated comprehensive income (loss), net..............     1,087     (1,558)
                                                              --------   --------
                                                               130,663    111,803
  Treasury stock, at cost...................................   (24,291)   (22,036)
                                                              --------   --------
          Total stockholders' equity........................   106,372     89,767
                                                              --------   --------
          Total liabilities and stockholders' equity........  $159,691   $160,470
                                                              ========   ========

                            See accompanying notes.

                                  SCHAWK, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
Net sales...................................................  $201,031   $186,189   $189,643
Cost of sales...............................................   118,859    112,165    114,589
                                                              --------   --------   --------
Gross profit................................................    82,172     74,024     75,054
Selling, general, and administrative expenses...............    54,636     49,361     54,460
Goodwill amortization.......................................        --         --      2,161
Restructuring and other charges.............................        --      2,631      1,120
                                                              --------   --------   --------
Operating income............................................    27,536     22,032     17,313
Other income (expense):
  Interest and dividend income..............................        72        236         52
  Interest expense..........................................    (1,900)    (2,789)    (4,236)
  Other.....................................................     1,556        234         --
                                                              --------   --------   --------
                                                                  (272)    (2,319)    (4,184)
                                                              --------   --------   --------
Income before income taxes and minority interest............    27,264     19,713     13,129
Income tax provision........................................    10,280      6,203      5,320
                                                              --------   --------   --------
Income before minority interest.............................    16,984     13,510      7,809
Minority interest in net loss of subsidiary.................        --         21        209
                                                              --------   --------   --------
          Net income........................................  $ 16,984   $ 13,531   $  8,018
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   0.79   $   0.63   $   0.37
  Diluted...................................................  $   0.78   $   0.62   $   0.37
Dividends per Class A common share..........................  $   0.13   $   0.13   $   0.13

                            See accompanying notes.

                                  SCHAWK, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2003        2002        2001
                                                                --------    --------    --------
OPERATING ACTIVITIES
Net income..................................................    $ 16,984    $ 13,531    $  8,018
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation..............................................      11,416      11,977      11,977
  Amortization..............................................          --          --       2,161
  Loss on sale of division..................................          --          --         300
  Deferred income taxes.....................................         917        (497)      2,018
  Asset impairment charge...................................          --       2,210          --
  Gain realized on sale of equipment........................        (635)        (84)       (398)
  Minority interest in net loss of subsidiary...............          --         (21)       (209)
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Trade accounts receivable..............................       2,863         356       2,118
     Inventories............................................         455        (538)          5
     Prepaid expenses and other.............................        (363)        906        (547)
     Trade accounts payable and accrued expenses............         448       2,113      (3,282)
     Income taxes refundable/payable........................         131      (2,094)      1,025
                                                                --------    --------    --------
          Net cash provided by operating activities.........      32,216      27,859      23,186
INVESTING ACTIVITIES
Proceeds from disposal of property and equipment............       1,713       1,040         741
Purchases of property and equipment.........................      (6,933)     (7,634)    (14,431)
Acquisitions, net of cash acquired..........................      (2,170)     (2,069)       (124)
Other.......................................................        (160)       (401)        348
                                                                --------    --------    --------
          Net cash used in investing activities.............      (7,550)     (9,064)    (13,466)
FINANCING ACTIVITIES
Proceeds from debt..........................................      19,562      14,266      11,263
Issuance of common stock....................................       2,012         787       2,112
Principal payments on debt..................................     (39,062)    (28,729)    (17,520)
Principal payments on capital lease obligations.............        (255)       (351)       (234)
Cash dividends..............................................      (2,758)     (2,773)     (2,766)
Purchase of common stock....................................      (2,278)       (987)     (1,503)
                                                                --------    --------    --------
Net cash used in financing activities.......................     (22,779)    (17,787)     (8,648)
Effect of foreign currency rate changes.....................       1,289         (69)       (317)
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........       3,176         939         755
Cash and cash equivalents beginning of period...............       2,051       1,112         357
                                                                --------    --------    --------
Cash and cash equivalents end of period.....................    $  5,227    $  2,051    $  1,112
                                                                ========    ========    ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Dividends issued in the form of Class A common stock........    $     18    $     17    $     16
Cash paid for interest......................................       1,865       2,630       4,454
Cash paid for income taxes..................................       9,215       8,071       2,204

                            See accompanying notes.

                                  SCHAWK, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                                 (IN THOUSANDS)

                                  CLASS A    ADDITIONAL                 ACCUMULATED                    TOTAL
                                  COMMON      PAID-IN      RETAINED    COMPREHENSIVE    TREASURY    STOCKHOLDERS
                                   STOCK      CAPITAL      EARNINGS       INCOME         STOCK         EQUITY
                                  -------    ----------    --------    -------------    --------    ------------
BALANCE AT DECEMBER 31, 2000....   $183       $83,057      $11,276        $  (415)      $(19,593)     $ 74,508
Net income......................     --            --        8,018             --             --         8,018
Sale of Class A common stock....      1         1,349           --             --             --         1,350
Purchase of Class A treasury
  stock.........................     --            --           --             --         (1,503)       (1,503)
Stock issued under employee
  stock purchase plan...........      1           570           --             --             --           571
Foreign currency translation
  adjustment....................     --            --           --           (832)            --          (832)
Issuance of Class A common stock
  under dividend reinvestment
  program.......................     --            --          (16)            --             26            10
Cash dividends..................     --            --       (2,766)            --             --        (2,766)
Issuance of Class A common
  restricted shares to
  employees.....................     --           181           --             --             --           181
                                   ----       -------      -------        -------       --------      --------
BALANCE AT DECEMBER 31, 2001....   $185       $85,157      $16,512        $(1,247)      $(21,070)     $ 79,537
Net income......................     --            --       13,531             --             --        13,531
Sale of Class A common stock....     --           180           --             --             --           180
Purchase of Class A treasury
  stock.........................     --            --           --             --           (987)         (987)
Stock issued under employee
  stock purchase plan...........      1           507           --             --             --           508
Foreign currency translation
  adjustment....................     --            --           --           (311)            --          (311)
Issuance of Class A common stock
  under dividend reinvestment
  program.......................     --            --          (17)            --             21             4
Cash dividends..................     --            --       (2,773)            --             --        (2,773)
Issuance of Class A common
  restricted shares to
  employees.....................     --            78           --             --             --            78
                                   ----       -------      -------        -------       --------      --------
BALANCE AT DECEMBER 31, 2002....   $186       $85,922      $27,253        $(1,558)      $(22,036)     $ 89,767
Net income......................     --            --       16,984             --             --        16,984
Sale of Class A common stock....      1         1,355           --             --             --         1,356
Purchase of Class A treasury
  stock.........................     --            --           --             --         (2,278)       (2,278)
Stock issued under employee
  stock purchase plan...........     --           616           --             --             --           616
Foreign currency translation
  adjustment....................     --            --           --          2,645             --         2,645
Issuance of Class A common stock
  under dividend reinvestment
  program.......................     --            --          (18)            --             23             5
Cash dividends..................     --            --       (2,758)            --             --        (2,758)
Issuance of Class A common
  restricted shares to
  employees.....................     --            35           --             --             --            35
                                   ----       -------      -------        -------       --------      --------
BALANCE AT DECEMBER 31, 2003....   $187       $87,928      $41,461        $ 1,087       $(24,291)     $106,372
                                   ====       =======      =======        =======       ========      ========

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

     The Company has collective bargaining agreements with production employees representing approximately 23% of its workforce. The contracts are with local units of the Graphic Communications International Union and the Communications, Energy & Paperworkers Union of Canada and expire in 2004 through 2009. The percentage of employee covered by contracts expiring within one year is approximately 7%.

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

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

     The Company sells its products to a wide range of customers in the consumer products industry. The Company performs ongoing credit evaluations of its customers and does not require collateral. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses. The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and its historic experience of write-offs. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectible. Trade accounts receivable balances are determined to be delinquent when the amount is past due, based on the payment terms with the customer.

INVENTORIES

     Inventories are stated at the lower of cost or market. Certain inventories, which approximate 16% of total inventories in 2003 and 19% in 2002 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.

PROPERTY AND EQUIPMENT

     Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

                                  SCHAWK, INC.

GOODWILL

     Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. (SFAS) 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. See Note 10 for further information regarding goodwill and intangible assets.

LONG-LIVED ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with SFAS 144, the Company continues to review all of its long-lived assets on an on-going basis. See Note 5 for further information regarding impairment of long-lived assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates book value based on terms available to the Company in financial markets at December 31, 2003 and 2002.

                                  SCHAWK, INC.

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
Net income...............................................  $16,984   $13,531   $8,018
Foreign currency translation adjustments.................    2,645      (311)    (832)
                                                           -------   -------   ------
Comprehensive income.....................................  $19,629   $13,220   $7,186
                                                           =======   =======   ======

STOCK BASED COMPENSATION

     At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               2003      2002      2001
                                                              -------   -------   ------
Net income, as reported.....................................  $16,984   $13,531   $8,018
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................      719       865      661
                                                              -------   -------   ------
Net income, pro forma.......................................  $16,265   $12,666   $7,357
                                                              =======   =======   ======
Earnings per share
  Basic.....................................................  $  0.79   $  0.63   $ 0.37
  Diluted...................................................  $  0.78   $  0.62   $ 0.37
Pro forma earnings per share
  Basic.....................................................  $  0.76   $  0.59   $ 0.34
  Diluted...................................................  $  0.74   $  0.58   $ 0.34

RECLASSIFICATIONS

     Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentations.

NOTE 3. NEW ACCOUNTING PRINCIPLES

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN 46"), which was later updated in December 2003. FIN 46 requires consolidation of entities in which the Company absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are consolidated when the Company has a controlling financial interest through ownership of a majority voting interest in an entity. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial

                                  SCHAWK, INC.

statements for periods ending after March 31, 2004. The adoption of FIN 46 is not expected to have a significant impact on the Company's results of operations or its financial position.

NOTE 4. RESTRUCTURING AND OTHER CHARGES

2001 RESTRUCTURING

     The Company began a restructuring program in 1999 to consolidate multiple operations in certain markets. The redundant facilities were a result of the Company's acquisition program in 1998 and 1999, during which time the Company acquired 13 businesses.

     In 2001 the Company continued the restructuring program that began in 1999. Severance costs of $0.8 million were recorded as a result of eliminating 140 positions at several facilities. Also, additional expenses were incurred relating to the closing of an east coast facility as part of the prior year's restructuring. This resulted in expenses of $0.2 million and $0.1 million for additional lease termination expenses and asset write-offs, respectively. The total of the above items, $1.1 million, is included in the restructuring and other charges line on the Consolidated Statement of Operations.

2002 ACTIONS

     During the third quarter of 2002, a total of 16 positions were eliminated at an east coast facility due to a decline in the advertising business. A provision for severance pay and other employee benefits in the amount of $421 was recorded. Although this staff reduction was not part of a formal restructuring plan, the charge for severance and other employee benefits was included in "Restructuring and other charges" on the Consolidated Statement of Operations. As of December 31, 2003, $375 of the severance pay provision has been paid; $46 remains unpaid and is included in accrued expenses on the Consolidated Balance Sheet.

     There were no restructuring charges in 2003.

SUMMARY:

                                                              2003    2002     2001
                                                              ----   ------   ------
RESTRUCTURING AND OTHER CHARGES
Severance and other employee termination costs..............  $ --   $  421   $  792
Lease termination costs.....................................    --       --      230
Write off of leasehold improvements and other...............    --       --       98
                                                              ----   ------   ------
                                                                --      421    1,120
IMPAIRMENT CHARGES (SEE NOTE 5)
Computer equipment and software.............................    --    1,851       --
Other.......................................................    --      359       --
                                                              ----   ------   ------
                                                                --    2,210       --
                                                              ----   ------   ------
RESTRUCTURING AND OTHER CHARGES.............................  $ --   $2,631   $1,120
                                                              ====   ======   ======

     Below is an analysis of the activity related to the Company's restructuring programs and their status at December 31, 2003:

                              DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                  2001       PAYMENTS       2002       PAYMENTS       2003
                              ------------   --------   ------------   --------   ------------
Severance and employee
  benefits..................      $310        $(123)        $187        $ (82)        $105
Other.......................        20           --           20          (20)          --
                                  ----        -----         ----        -----         ----
                                  $330        $(123)        $207        $(102)        $105
                                  ====        =====         ====        =====         ====

                                  SCHAWK, INC.

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

NOTE 6. ACQUISITIONS

     The Company acquired 100% of the capital stock of Blue Mint Associates, Inc., a provider of design services located in San Francisco, California, on November 30, 2003. The Company also acquired certain assets of Pixxon, Inc., a provider of digital imaging graphic services located in San Francisco, California, on December 31, 2003. These acquisitions provide the Company an entry into the West coast design and digital imaging graphic services markets.

     The results of operations of Blue Mint from acquisition date to year-end are included in the Consolidated Statement of Operations for the year ended December 31, 2003.

     The base purchase price for the 2003 acquisitions was $2,200. $1,700 was paid to the sellers at closing and $500 was paid to an escrow account pending settlement of certain post-closing adjustments specified in the acquisition agreements. The acquisition agreements also provide for additional payments of up to $3,300, conditional on performance of the acquired businesses over a three-year period. The contingent payments will be recorded as additional purchase price when the conditions are met.

     The purchase price allocation for the 2003 acquisitions has not been finalized. The Company has allocated the purchase price to the estimated fair value of the net assets acquired and will adjust the allocation upon completion of the tangible and intangible asset appraisal now in progress. The preliminary purchase price allocation resulted in the recording of $1,460 of non-tax deductible goodwill.

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

     The Company also made contingent payments of $28 and $109 in 2003 and 2002, respectively, which were related to prior acquisitions, and were recorded as additional goodwill.

     A summary of the acquisitions is as follows:

                                                               2003     2002
                                                              ------   ------
Fair value of assets acquired, net of cash received.........  $  683   $  756
Goodwill....................................................   1,487      412
Minority interest in consolidated subsidiary................       0      901
                                                              ------   ------
                                                              $2,170   $2,069
                                                              ======   ======

                                  SCHAWK, INC.

NOTE 7. RELATED PARTY TRANSACTIONS

     A receivable of approximately $38 and $117 from Geneva Waterfront, Inc., which is owned by a stockholder of the Company, is included in other assets at December 31, 2003 and December 31, 2002, respectively.

     During the second quarter of 2002, the Company sold a building used for storage to the Chairman of the Board, the majority stockholder of the Company. The building was sold for $750, which resulted in a gain of $145, included in "Cost of sales" on the Consolidated Statements of Operations. An independent appraisal was obtained and the building was sold for more than the appraised value. The independent members of the Board of Directors approved this transaction.

     The Company also leases land and a building from a related party. See Note 15 -- Leases and Commitments.

NOTE 8. INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Raw materials...............................................  $ 2,129   $ 2,230
Work in process.............................................    7,033     7,424
                                                              -------   -------
                                                                9,162     9,654
Less: LIFO reserve..........................................   (1,077)   (1,114)
                                                              -------   -------
                                                              $ 8,085   $ 8,540
                                                              =======   =======

NOTE 9. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Land and improvements.......................................  $    715   $    793
Buildings and improvements..................................    13,171     14,736
Machinery and equipment.....................................    68,623     70,752
Leasehold improvements......................................     9,931      8,823
Computer software...........................................    11,355      9,466
                                                              --------   --------
                                                               103,795    104,570
Accumulated depreciation and amortization...................   (67,423)   (63,457)
                                                              --------   --------
                                                              $ 36,372   $ 41,113
                                                              ========   ========

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead, be tested for impairment at least annually.

     The Company performed the required impairment test of goodwill and indefinite-lived intangible assets in 2003 and 2002. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test. No impairment charge was required to be recorded in 2003 or 2002.

                                  SCHAWK, INC.

     Below is a comparison of the results of operations for the year ended December 31, 2003 and 2002 with the proforma results of operations for the year ended December 31, 2001 adjusted to exclude goodwill amortization.

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2003       2002       2001
                                                                -------    -------    -------
NET INCOME
  Reported net income.......................................    $16,984    $13,531    $ 8,018
  Goodwill amortization (net of tax)........................         --         --      1,374
                                                                -------    -------    -------
  Adjusted net income.......................................    $16,984    $13,531    $ 9,392
                                                                =======    =======    =======
BASIC EARNINGS PER SHARE
  Reported net income.......................................    $  0.79    $  0.63    $  0.37
  Goodwill amortization (net of tax)........................         --         --        .07
                                                                -------    -------    -------
  Adjusted net income.......................................    $  0.79    $  0.63    $  0.44
                                                                =======    =======    =======
DILUTED EARNINGS PER SHARE
  Reported net income.......................................    $  0.78    $  0.62    $  0.37
  Goodwill amortization (net of tax)........................         --         --        .07
                                                                -------    -------    -------
  Adjusted net income.......................................    $  0.78    $  0.62    $  0.44
                                                                =======    =======    =======
Average number of common shares outstanding.................     21,379     21,469     21,392
Average number of common shares outstanding assuming
  dilution..................................................     21,839     21,675     21,570

NOTE 11. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Accrued compensation and payroll taxes......................  $ 8,246   $ 7,035
Accrued customer rebates....................................    1,699     2,004
Accrued interest............................................      148       581
Accrued property taxes......................................      473       481
Non-compete agreements......................................      107       273
Restructuring reserve.......................................      105       152
Other.......................................................    3,226     3,261
                                                              -------   -------
                                                              $14,004   $13,787
                                                              =======   =======

                                  SCHAWK, INC.

NOTE 12. DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Series A senior note payable -- Tranche A...................  $15,000   $     0
Series B senior note payable................................   12,000    18,000
U.S. bank credit agreement..................................        0    25,000
Malaysian term loan (U.S. $)................................        0       219
                                                              -------   -------
                                                               27,000    43,219
Less amounts due in one year or less........................   (6,000)   (6,033)
                                                              -------   -------
                                                              $21,000   $37,186
                                                              =======   =======

     The Series A note -- Tranche A bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2012. The Note Purchase Agreement dated December 23, 2003 also provides for the funding of $10,000 of Series
A -- Tranche B notes, scheduled to close in April 2004. The Tranche B notes will bear interest at 4.98% and will be due in annual installments from 2008 to 2013. The notes may be prepaid in whole or in part at any time.

     The Series B note bears interest at 6.98% and is payable in annual installments of $6,000 in 2004 and 2005. The note may be prepaid in whole or in part at any time.

     The borrowings under the bank credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on borrowings under this agreement was 2.59% at December 31, 2002. The credit agreement is for $65,000, all of which is currently available to the Company, and expires on May 6, 2004.

     Borrowings under the above agreements are subject to certain restrictive covenants. In addition, the agreements require the Company to maintain certain net worth and other financial ratio requirements. The fair value of these obligations approximates carrying value at December 31, 2003 and 2002.

     Annual maturities of long-term debt at December 31, 2003 are as follows:

2004........................................................   $ 6,000
2005........................................................     6,000
2006........................................................         0
2007........................................................     2,143
2008........................................................     2,143
Thereafter..................................................    10,714
                                                               -------
                                                               $27,000
                                                               =======

     The Company also has a $15,000 and a $3,800 line of credit with a U.S. bank and a Canadian bank, respectively, to provide financing and working capital flexibility. Interest is at a floating rate over LIBOR and Canadian prime for the U.S. line and the Canadian line, respectively. The Company had no borrowings under either line at December 31, 2003. At December 31, 2002, the Company had $2,375 and $299 outstanding on the U.S. line and the Canadian line, respectively. The effective interest rate on these borrowings at December 31, 2002 was 1.88% for the U.S. line and 4.5% for the Canadian line.

     The Company also maintains working capital demand lines of credit in China (U.S. $1,500) and Malaysia (U.S. $1,250). The Company had no borrowings under either line at December 31, 2003. At December 31, 2002, $369 and $238 was outstanding on the China and Malaysian lines, respectively.

                                  SCHAWK, INC.

     These lines of credit are disclosed as notes payable to banks in the Consolidated Balance Sheet

NOTE 13. STOCKHOLDERS' EQUITY

     Stockholders' equity includes the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2003         2002
                                                                -------      -------
Common stock:
Class A voting, $0.008 par value, 40,000,000 shares
  authorized; 23,602,330 and 23,381,763 shares issued at
  December 31, 2003 and 2002, respectively; 21,435,887 and
  21,436,487 shares outstanding at December 31, 2003 and
  2002, respectively........................................    $   187      $   186
                                                                =======      =======
Treasury stock:
  2,166,443 and 1,945,276 shares of Class A common stock at
  December 31, 2003 and 2002, respectively..................    $24,291      $22,036
                                                                =======      =======

NOTE 14. INCOME TAXES

     The provision (credit) for income taxes is comprised of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2003       2002        2001
                                                              -------    ------      ------
Current:
  Federal.................................................    $ 9,088    $4,283      $2,038
  State...................................................      1,057       450         552
  Foreign.................................................      1,052       973         712
                                                              -------    ------      ------
                                                               11,197     5,706       3,302
Deferred:
  Federal.................................................       (487)      858       1,797
  State...................................................        (57)       95         222
  Foreign.................................................       (373)     (456)         (1)
                                                              -------    ------      ------
                                                                 (917)      497       2,018
                                                              -------    ------      ------
  Total...................................................    $10,280    $6,203      $5,320
                                                              =======    ======      ======

                                  SCHAWK, INC.

     Components of deferred income tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                 2003         2002
                                                                -------      -------
Current deferred income taxes:
  Inventory.................................................    $    44      $    77
  Accruals and reserves not currently deductible............      1,432        1,296
  Foreign deferred taxes....................................        610          340
                                                                -------      -------
Net current asset...........................................    $ 2,086      $ 1,713
                                                                =======      =======
Noncurrent deferred income taxes:
  Depreciation..............................................    $(1,119)     $(1,045)
  Property and equipment basis differences..................       (766)        (491)
  Goodwill on asset acquisitions............................       (917)        (691)
  Other.....................................................     (2,906)      (2,191)
                                                                -------      -------
Net noncurrent liability....................................    $(5,708)     $(4,418)
                                                                =======      =======

     Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                              2003       2002       2001
                                                              ----       ----       ----
Income taxes at statutory rate..............................  35.0%      35.0%      35.0%
Nondeductible expenses......................................   (.1)        .5        5.0
State income taxes..........................................   1.9        1.8        1.6
Foreign rate differential...................................    .9        1.6       (1.1)
Reduction of accruals for prior years' taxes................    --       (4.8)%       --
Prior year state refunds received...........................    --       (2.7)%       --
                                                              ----       ----       ----
                                                              37.7%      31.4%      40.5%
                                                              ====       ====       ====

     The undistributed earnings of foreign subsidiaries were approximately $7,645 and $6,393 at December 31, 2003 and 2002, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested. The foreign component of income before income taxes was $1,860 for 2003, $1,424 for 2002, and $928 for 2001.

NOTE 15. LEASES AND COMMITMENTS

     The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $660 in 2003, 2002, and 2001.

     The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through December 2010. Total rent expense incurred under all operating leases was approximately $4,553, $4,049, and $3,548, for the years ended December 31, 2003, 2002 and
2001, respectively.

                                  SCHAWK, INC.

     Future minimum payments under leases with terms of one year or more are as follows at December 31, 2003

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2004........................................................    $62      $ 4,439
2005........................................................     21        3,007
2006........................................................     --        2,130
2007........................................................     --        1,753
2008........................................................     --        1,406
Thereafter..................................................     --        1,594
                                                                ---      -------
                                                                $83      $14,329
                                                                         =======
Less: Current portion.......................................     62
                                                                ---
                                                                $21
                                                                ===

     The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at both December 31, 2003 and December 31, 2002. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

NOTE 16. EMPLOYEE BENEFIT PLANS

     The Company has various defined contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 4.5% in 2003, 4.0% in 2002 and 5.0% in 2001.
Contributions to the plans were $1,600, $1,403 and $1,825 in 2003, 2002 and 2001, respectively.

     The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $979, $949 and $1,106 in 2003, 2002 and 2001, respectively.

     The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The Company issues new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company stock. The discount is recorded as compensation expense. The number of shares issued for this plan was 59 in 2003, 51 in 2002 and 59 in 2001. The discount recorded as compensation expense was $92 in 2003, $76 in 2002 and $83 in 2001.

NOTE 17. STOCK/EQUITY OPTION PLANS

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

                                  SCHAWK, INC.

     A summary of options outstanding at each of the three years ended December 31, 2003, 2002 and 2001, and other data for the three years then ended under all option plans is as follows:

                                                            OUTSTANDING
                                                         OPTIONS OF CLASS A    WEIGHTED AVERAGE
                                                            COMMON STOCK        EXERCISE PRICE
                                                         ------------------    ----------------
Balance, December 31, 2000...........................          1,725                 9.37
Granted..............................................            416                 8.98
Exercised............................................           (177)                7.99
Cancelled............................................            (30)                8.26
                                                         ------------------
Balance, December 31, 2001...........................          1,934                 9.42
                                                         ------------------
Granted..............................................            626                 9.66
Exercised............................................            (18)                8.59
Cancelled............................................             --                   --
                                                         ------------------
Balance, December 31, 2002...........................          2,542                 9.48
                                                         ------------------
Granted..............................................            530                 9.31
Exercised............................................           (177)                8.77
Cancelled............................................             --                   --
                                                         ------------------
Balance December 31, 2003............................          2,895                $9.49
                                                         ==================

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

                                         OPTIONS OUTSTANDING
                          -------------------------------------------------
                                        WEIGHTED AVERAGE                             OPTIONS EXERCISABLE
                                           REMAINING                          ---------------------------------
   RANGE OF                 NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE OF
EXERCISE PRICE            OUTSTANDING       (YEARS)         EXERCISE PRICE    EXERCISABLE    EXERCISABLE PRICE
--------------            -----------   ----------------   ----------------   -----------   -------------------
 $ 6.00-$ 7.50 .........        35            2.0               $ 7.00              35            $ 7.00
   7.51-  9.00 .........       811            5.5                 8.20             811              8.20
   9.01- 10.50 .........     1,671            7.1                 9.49           1,130              9.55
  10.51- 12.00 .........       224            5.1                11.33             204             11.40
  12.01- 13.50 .........        71            5.4                13.40              71             13.40
  13.51- 15.00 .........        83            4.7                14.83              83             14.83
                          -----------                                         -----------
                             2,895                                               2,334
                          ===========                                         ===========

     Options available for grant under the plans were 2,195, 725 and 1,304 at December 31, 2003, 2002 and 2001, respectively. Options exercisable under the plans were 2,334, 1,991, and 1,555 in 2003, 2002 and 2001 respectively. The weighted-average fair values of options granted during 2003, 2002, and 2001 were $2.22 per share, $2.37 per share, and $3.03 per share, respectively.

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

                                  SCHAWK, INC.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                                               2003      2002       2001
                                                              -------   -------   ---------
Expected dividend yield...................................       1.30%     1.30%       1.18%
Expected stock price volatility...........................      16.40%    17.20%      28.63%
Risk-free interest rate range.............................        4.0%      4.0%   4.0%-4.5%
Weighted-average expected life of options.................    7 years   7 years     7 years

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

NOTE 18. EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            2003         2002         2001
                                                           -------      -------      -------
Net Income.............................................    $16,984      $13,531      $ 8,018
                                                           =======      =======      =======
Weighted average shares................................     21,379       21,469       21,392
Effect of dilutive employee stock options..............        460          206          178
                                                           -------      -------      -------
Adjusted weighted average shares and assumed
  conversions..........................................     21,839       21,675       21,570
                                                           =======      =======      =======
Basic earnings per share...............................    $  0.79      $  0.63      $  0.37
Diluted earnings per share.............................    $  0.78      $  0.62      $  0.37

     Options to purchase 323 shares of Class A common stock at exercise prices ranging from $11.50-$15 per share were outstanding at December 31, 2003 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2013.

     Options to purchase 358 shares of Class A common stock at exercise prices ranging from $10-$15 per share were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2012.

                                  SCHAWK, INC.

NOTE 19. GEOGRAPHIC REPORTING

     The Company operates a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information for continuing operations by geographic area for 2003, 2002 and 2001 is as follows:

                                                                        OTHER
                                             UNITED STATES   CANADA    FOREIGN    TOTAL
                                             -------------   -------   -------   --------
2003
Sales......................................    $159,861      $30,648   $10,522   $201,031
Long-lived assets..........................      78,807       16,999     7,739    103,545
Net assets.................................      98,588       10,192    (2,408)   106,372
2002
Sales......................................    $153,056      $25,448   $ 7,685   $186,189
Long-lived assets..........................      81,400       15,940     8,452    105,792
Net assets.................................      84,162        7,187    (1,582)    89,767
2001
Sales......................................    $151,893      $28,617   $ 9,133   $189,643
Long-lived assets..........................      87,359       15,942     8,278    111,579
Net assets.................................      73,920        6,187      (570)    79,537

     Long-lived assets are non-current assets that are identified with the operations in each geographic area.

NOTE 20. OTHER INCOME

     For the year ended December 31, 2003, the items included in Other income on the Consolidated Statement of Operations were: 1) a distribution in the amount of $303 representing the Company's share of a gain from the sale of a mutual insurance company, of which the Company was a policyholder, 2) a favorable litigation settlement of $371, 3) proceeds of a life insurance policy on a former employee in the amount of $382, and 4) $500 resulting from the reversal of an indemnity reserve related to a prior disposition, for which the indemnity period had expired.

     For the year ended December 31, 2002, the amount included in Other income on the Consolidated Statement of Operations represented a favorable litigation settlement.

NOTE 21. SUBSEQUENT EVENT

     The Company acquired certain assets and assumed certain liabilities of the Virtualcolor division of Fort Dearborn Company effective as of January 1, 2004. The Virtualcolor division of Fort Dearborn Company is a provider of digital imaging graphic services located in Elk Grove Village, Illinois and will be merged with an existing Company facility.

     The purchase price of $6,459 was paid in cash of $4,859 to the seller at closing and $1,600 to an escrow account pending settlement of certain post-closing adjustments specified in the acquisition agreement.

     The purchase price allocation of this acquisition has not been completed. The Company will allocate the purchase price to the fair value of the net assets acquired upon completion of an asset appraisal now in progress.

                                  SCHAWK, INC.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 2003 and 2002 is as follows:

                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         2002        2002         2002            2002         2003        2003         2003            2003
                       ---------   --------   -------------   ------------   ---------   --------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............   $43,618    $47,011       $46,556        $49,004       $48,705    $51,635       $50,500        $50,191
Cost of sales........    26,016     27,418        28,126         30,605        27,679     30,716        29,633         30,831
                        -------    -------       -------        -------       -------    -------       -------        -------
Gross Profit.........    17,602     19,593        18,430         18,399        21,026     20,919        20,867         19,360
Net income...........   $ 2,724    $ 4,002       $ 3,125        $ 3,680       $ 4,201    $ 4,578       $ 4,309        $ 3,896
                        =======    =======       =======        =======       =======    =======       =======        =======
Earnings per share
  Basic..............   $  0.13    $  0.19       $  0.15        $  0.17       $  0.20    $  0.21       $  0.20        $  0.18
  Diluted............      0.13       0.18          0.14           0.17          0.19       0.21          0.20           0.18

     Prior-year amounts have been reclassified to conform to current-year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between our independent auditors and us during our two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors, executive officers, code of ethics, audit committee, and audit committee financial experts of the Company and
Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 18, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 18, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 18, 2004 and from Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" of this Form 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 18, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 18, 2004.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The following financial statements of Schawk Inc are filed as part of this report under Item 8 -- Financial Statements and Supplementary Data:

     Report of Independent Auditors

     Consolidated Balance Sheets -- Years Ended December 31, 2003 and 2002

     Consolidated Statements of Operations -- Years Ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Cash Flows -- Years Ended December 31, 2003, 2002, and 2001

     Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 2003, 2002, and 2001

     Notes to Consolidated Financial Statements -- December 31, 2003

     2. Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

SCHEDULE II -- Valuation and qualifying accounts.

     (b) Reports on Form 8-K in the fourth quarter of 2003:

DATE FILED                                  ITEM                  REGARDING
----------                                  ----                  ---------
October 22, 2003..........................   12    2003 Third Quarter results
October 31, 2003..........................    9    Letter of Intent to acquire Pixxon, Inc.

(c)  EXHIBITS

EXHIBIT                                                                         INCORPORATED, HEREIN
NUMBER                                  DESCRIPTION                               BY REFERENCE TO
-------                                 -----------                             --------------------
 3.1      --    Certificate of Incorporation of Schawk, Inc., as amended       Registration Statement
                                                                                    No. 33-85152
 3.3      --    By-Laws of Schawk, Inc., as amended                            Registration Statement
                                                                                   No. 333-39113
 4.1      --    Specimen Class A Common Stock Certificate                      Registration Statement
                                                                                    No. 33-85152
10.12*    --    Schawk, Inc. 1988 Equity Option Plan                                 1988 10-K
10.13a*   --    First Amendment to Schawk, Inc. 1988 Equity Option Plan              1992 10-K
10.13b*   --    Second Amendment to Schawk, Inc. 1988 Equity Option Plan       Registration Statement
                                                                                    No. 33-85152
10.22     --    Lease Agreement dated as of July 1, 1987, and between          Registration Statement
                Process Color Plate, a division of Schawk, Inc. and The             No. 33-85152
                Clarence W. Schawk 1979 Children's Trust
10.23     --    Lease Agreement dated as of June 1, 1989, by and between       Registration Statement
                Schawk Graphics, Inc., a division of Schawk, Inc. and C.W.          No. 33-85152
                Properties
10.26*    --    Schawk, Inc. 1991 Outside Directors' Formula Stock Option      Registration Statement
                Plan, as amended                                                    No. 33-85152
10.27*    --    Form of Clarence W. Schawk Amended and Restated Employment     Registration Statement
                Agreement between Clarence W. Schawk and Schawk, Inc.               No. 33-85152
10.28*    --    Form of David A. Schawk Amended and Restated Employment        Registration Statement
                Agreement between David A. Schawk and Schawk, Inc.                  No. 33-85152
10.31     --    Form of Registration Rights Agreement dated December 30,       Registration Statement
                1994, by and among Schawk, Inc. and certain investors               No. 33-85152
10.32     --    Money Market Demand Note dated February 7, 1997 from Schawk,   Registration Statement
                Inc., borrower, to the Northern Trust Company, lender              No. 333-39113
10.33     --    Demand Note Agreement dated September 12, 1996 between         Registration Statement
                Schawk Canada, Inc. and First Chicago NBD Canada and related        No. 33-39113
                continuing Guaranty of Schawk, Inc.
10.35     --    Letter of Agreement dated September 21, 1992, by and between   Registration Statement
                Schawk, Inc. and Judith W. McCue                                    No. 33-85152
10.37*    --    Schawk, Inc. Retirement Trust effective January 1, 1996              1996 10-K

EXHIBIT                                                                         INCORPORATED, HEREIN
NUMBER                                  DESCRIPTION                               BY REFERENCE TO
-------                                 -----------                             --------------------
10.38*    --    Schawk, Inc. Retirement Plan for Imaging Employees Amended           1996 10-K
                and Restated effective January 1, 1996
10.42     --    Schawk, Inc. Note Agreement dated as of August 18, 1995              1996 10-K
10.43     --    Stockholder Investment Program dated July 28, 1995             Registration Statement
                                                                                    No. 33-61375
10.44a    --    Credit Agreement dated January 23, 1999, by and between        Form 8-K dated January
                Schawk, Inc. and The First National Bank of Chicago                   28, 1999
10.44b    --    Amendment No. 1 to Credit Agreement dated March 15, 1999 by     Form 8-K dated March
                and between Schawk, Inc. and The First National Bank of               17, 1999
                Chicago
10.45*    --    Schawk, Inc. Employee Stock Purchase Plan effective January    Registration Statement
                1, 1999                                                            No. 333-68521
10.46     --    Second Amended and Restated Credit Agreement dated as of             1999 10-K
                October 29, 1999, by and between Schawk, Inc. and Bank One,
                NA, excluding exhibits
10.47**   --    Note Purchase Agreement dated December 23, 2003 by and
                between Schawk, Inc and Massachusetts Mutual Life Insurance
                Company
21**      --    List of Subsidiaries
23**      --    Consent of Independent Auditors
31.1**    --    Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act,
                as amended
31.2**    --    Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
32**      --    Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

---------------

 * Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).

** Document filed herewith.

                                  SCHAWK, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 2003        2002       2001
                                                                ------      ------      ----
                                                                       (IN THOUSANDS)
Balance beginning of year...................................    $1,269      $  813      $807
Provision...................................................       613         745       438
Deductions(1)...............................................       287         289       432
                                                                ------      ------      ----
Balance end of year.........................................    $1,595      $1,269      $813
                                                                ======      ======      ====

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 5th day of March 2004.

                                          Schawk, Inc.

                                          By:    /s/ CLARENCE W. SCHAWK
                                            ------------------------------------
                                                     Clarence W. Schawk
                                                   Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March 2004.


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