Form 10-Q
period 2004-03-31
SCHAWK INC
filed 2004-05-07
CIK 719164

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                 Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2004 is: 21,594,599 Class A Common Stock, $.008 par value

                                  SCHAWK, INC.

                            FORM 10-Q QUARTLY REPORT

                                TABLE OF CONTENTS

                                 March 31, 2004

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                      3
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                      10
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               13
         Item 4.  Controls and Procedures                                                                  13

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                         14
                  Signatures                                                                               15

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                            MARCH 31,
                                                                               2004                   DECEMBER 31,
                                                                           (UNAUDITED)                    2003
                                                                           ----------                 ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $    5,282                 $    5,227
   Trade accounts receivable, less allowance for doubtful accounts
     of $1,653 at March 31, 2004 and $1,595 at December 31, 2003               40,762                     35,642
   Inventories                                                                 11,745                      8,085
   Prepaid expenses and other                                                   3,777                      3,902
   Refundable income taxes                                                        856                      1,204
   Deferred income taxes                                                        2,313                      2,086
                                                                           ----------                 ----------
Total current assets                                                           64,735                     56,146

Property and equipment, less accumulated depreciation of $70,254
   at March 31, 2004 and $67,423 at December 31, 2003                          35,558                     36,372
Goodwill                                                                       64,338                     62,936
Intangible assets, net                                                          4,697                      1,912
Other assets                                                                    3,998                      2,325
                                                                           ----------                 ----------
Total assets                                                               $  173,326                 $  159,691
                                                                           ==========                 ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                  $    5,270                 $    5,108
   Accrued expenses                                                            14,022                     14,004
   Income taxes payable                                                         1,384                        446
   Notes payable to banks                                                       8,700                         --
   Current portion of long-term debt and capital lease obligations              6,062                      6,062
                                                                           ----------                 ----------
Total current liabilities                                                      35,438                     25,620

Long-term debt                                                                 21,000                     21,000
Capital lease obligations                                                          12                         21
Other                                                                             940                        970
Deferred income taxes                                                           6,308                      5,708

Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares
     authorized, 23,667,564 and 23,602,330 shares issued at
     March 31, 2004 and December 31, 2003, respectively;
     21,501,511 and 21,435,887 shares outstanding at March 31,
     2004 and December 31, 2003, respectively                                     188                        187
   Additional paid-in capital                                                  88,515                     87,928
   Retained earnings                                                           44,391                     41,461
   Accumulated comprehensive income                                               820                      1,087
                                                                           ----------                 ----------
                                                                              133,914                    130,663
   Treasury stock, at cost, 2,166,053 and 2,166,443 shares of common
       stock at March 31, 2004 and December 31, 2003, respectively            (24,286)                   (24,291)
                                                                           ----------                 ----------
Total stockholders' equity                                                    109,628                    106,372
                                                                           ----------                 ----------
Total liabilities and stockholders' equity                                 $  173,326                 $  159,691
                                                                           ==========                 ==========

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                              2004                       2003
                                                                           ----------                 ----------
Net sales                                                                  $   52,077                 $   48,705
Cost of sales                                                                  31,310                     27,849
Selling, general, and administrative expenses                                  14,542                     13,385
                                                                           ----------                 ----------
Operating income                                                                6,225                      7,471

Interest expense                                                                  465                        528
                                                                           ----------                 ----------

Income before income taxes                                                      5,760                      6,943

Income tax provision                                                            2,133                      2,742
                                                                           ----------                 ----------

Net income                                                                 $    3,627                 $    4,201
                                                                           ==========                 ==========
Earnings per share:
   Basic                                                                   $     0.17                 $     0.20
   Diluted                                                                 $     0.16                 $     0.19

Weighted average number of common and common
   equivalent shares outstanding                                               22,366                     21,575

Dividends per common share                                                 $   0.0325                 $   0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                              2004                       2003
                                                                           ----------                 ----------
OPERATING ACTIVITIES
Net income                                                                 $    3,627                 $    4,201
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                              2,934                      2,772
     Deferred income taxes                                                        373                         22
     Loss (gain) realized on sale of property and equipment                         7                       (574)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                             (5,120)                    (2,359)
         Inventories                                                           (2,977)                    (1,061)
         Prepaid expenses and other                                               125                        377
         Trade accounts payable and accrued expenses                               59                       (347)
         Income taxes refundable/payable                                        1,286                      2,234
                                                                           ----------                 ----------
Net cash provided by operating activities                                         314                      5,265

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                       1                      1,438
Capital expenditures                                                           (1,921)                    (1,656)
Acquisitions, net of cash acquired                                             (5,126)                        --
Contingent acquisition purchase price paid to escrow account                   (1,600)                        --
Other                                                                             (42)                      (116)
                                                                           ----------                 ----------
Net cash used in investing activities                                          (8,688)                      (334)

FINANCING ACTIVITIES
Proceeds from debt                                                              8,700                        262
Principal payments on debt                                                         --                     (5,044)
Principal payments on capital lease obligations                                    (9)                       (96)
Common stock dividends                                                           (692)                      (692)
Purchase of common stock                                                           --                       (100)
Issuance of common stock                                                          588                        101
                                                                           ----------                 ----------
Net cash provided by (used in) financing activities                             8,587                     (5,569)
                                                                           ----------                 ----------
Effect of foreign currency rate changes                                          (158)                       332
                                                                           ----------                 ----------
Net increase (decrease) in cash and cash equivalents                               55                       (306)
Cash and cash equivalents beginning of period                                   5,227                      2,051
                                                                           ----------                 ----------
Cash and cash equivalents end of period                                    $    5,282                 $    1,745
                                                                           ==========                 ==========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                     $      258                 $      536
Cash paid for income taxes                                                        474                        483

See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                  (Thousands of dollars, except per share data)

NOTE1.  BASIS OF PRESENTATION

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2003, as filed with its 2003 annual report on Form 10-K.

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

NOTE 4. INVENTORIES

Inventories consist of the following:

                         March 31,          December 31,
                           2004                 2003
                           ----                 ----
Raw materials           $  2,278              $ 2,129
Work in process           10,544                7,033
                        --------              -------
                          12,822                9,162
Less: LIFO reserve        (1,077)              (1,077)
                        --------              -------
                        $ 11,745              $ 8,085
                        ========              =======

NOTE 5. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

                                            Three months ended March 31,
                                           -----------------------------
                                              2004               2003
                                           ---------           ---------
Net income                                 $   3,627           $   4,201
                                           =========           =========

Weighted average shares                       21,465              21,437
Effect of dilutive stock options                 901                 138
                                           ---------           ---------
Adjusted weighted average shares and
   assumed conversions                        22,366              21,575
                                           =========           =========

Basic earnings per share                   $    0.17           $    0.20
                                           =========           =========

Diluted earnings per share                 $    0.16           $    0.19
                                           =========           =========

NOTE 6. SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                                             Three months ended March 31, 2004
                                                             ---------------------------------
                                    United States              Canada           Other Foreign             Total
                                    -------------             --------          -------------           --------
Sales                                $ 41,905                 $  7,444            $  2,728              $ 52,077
Long-lived assets                      84,254                   16,751               7,586               108,591
Net Assets                            101,782                   10,263              (2,417)              109,628

                                                             Three months ended March 31, 2003
                                                             ---------------------------------
                                    United States              Canada           Other Foreign            Total
                                    -------------              -------          -------------           --------
Sales                                $  39,489                 $ 7,170             $ 2,046              $ 48,705
Long-lived assets                       79,625                  16,514               8,313               104,452
Net Assets                              87,704                   8,113              (1,738)               94,079


NOTE 7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter ended March 31, 2004 and 2003, respectively, are as follows:

                                                                Three months ended March 31,
                                                          -----------------------------------------
                                                           2004                               2003
                                                          ------                             ------
Net income                                                $3,627                             $4,201
Foreign currency translation adjustments                    (267)                               802
                                                          ------                             ------
Comprehensive income                                      $3,360                             $5,003
                                                          ======                             ======

NOTE 8. STOCK BASED COMPENSATION

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

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                         2004              2003
                                                                         ----              ----
Net income, as reported                                                 $ 3,627           $ 4,201
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                                 (550)             (343)
                                                                        -------           -------
Net income, pro forma                                                   $ 3,077           $ 3,858
                                                                        =======           =======

Earnings per share
   Basic                                                                $  0.17           $  0.20
   Diluted                                                              $  0.16           $  0.19

Pro forma earnings per share
   Basic                                                                $  0.14           $  0.18
   Diluted                                                              $  0.14           $  0.18

NOTE 9. ACQUISITIONS

The Company acquired certain assets and assumed certain liabilities of the Virtualcolor division of Fort Dearborn Company, located in Elk Grove Village, Illinois, effective as of January 1, 2004. Virtualcolor is a provider of digital imaging graphic services and has been merged with an existing Company facility. The acquisition has resulted in the recognition of goodwill in the Company's financial statements; this goodwill arises because the purchase price reflects the complimentary strategic fit and resulting synergy that the acquired business brings to the Company's existing operations.

The results of operations of Virtualcolor from acquisition date to quarter-end are included in the Consolidated Statement of Operations for the three months ended March 31, 2004. Pro forma results of operations for the quarter ended March 31, 2003 are not presented due to the lack of financial information specific to the acquired operation in prior periods.

The purchase price of $4,894 consisted of $4,859 paid in cash to the seller at closing and $35 in acquisition-related legal fees. In addition, there is contingent additional purchase price of $1,600, which was paid to an escrow account pending settlement of the purchase price adjustments specified in the acquisition agreement. The amount paid to escrow is included in Other Assets in the Consolidated Balance Sheet at March 31, 2004.

The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Inventory                                         $  683
Machinery and equipment                              150
Employee liabilities assumed                        (121)
Customer relationship intangible asset             2,300
Non-compete intangible asset                         100
Goodwill                                           1,782
                                                  ------
Net cash consideration                            $4,894

The weighted-average amortization period of the customer relationship intangible asset is 19 years. The amortization period of the non-compete intangible asset is five years. The intangible asset amortization expense was $38 for the quarter ended March 31, 2004 and will be $154 annually for each of the five fiscal years beginning with 2004.

The contingent purchase price of $1,600, which was paid to an escrow account, is conditional upon the performance of the acquired business over a two-year period. The purchase price allocation will be adjusted to include the additional purchase price when the conditions have been satisfied.

The Company also completed two acquisitions during the fourth quarter of 2003. The purchase price of the 2003 acquisitions was $2,432, with up to $3,300 in additional payments contingent upon the performance of the acquired businesses over a three-year period. At year-end 2003, the Company allocated the purchase price to the estimated fair value of the net assets acquired, pending the results of a tangible and intangible asset appraisal that was in process. The preliminary purchase price allocation resulted in the recording of $1,460 of goodwill.

During the first quarter of 2004, the Company completed the tangible and intangible asset appraisal of the 2003 acquisitions and adjusted the preliminary purchase price allocation recorded at the end of 2003. A summary of the adjusted fair values assigned to the acquired assets is as follows:

Fair value of assets acquired, net of cash received     $   683
Customer relationship intangible asset                      500
Non-compete intangible asset                                 60
Goodwill                                                  1,131
                                                        -------
Net cash consideration                                  $ 2,374

The amortization periods of the customer relationship intangible asset and the non-compete intangible asset are seven years and five years, respectively. The intangible asset amortization expense was $21 for the quarter ended March 31, 2004 and will be $83 annually for each of the five fiscal years beginning with 2004.

The purchase price allocation will be adjusted to include additional amounts due pursuant to the contingent purchase price provisions of the acquisition agreements when the conditions are met.

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

                            EXECUTIVE-LEVEL OVERVIEW

The Company's revenues are driven by changes to consumer product packaging designs and promotions and marketing spending. 90% of the Company's business is graphic services for consumer product packaging applications. Generally, a package design changes every three or four years. Between changes, there are line extensions and promotions that take advantage of popular brand images in a variety of products. However, the Company cannot predict when a design will change or when a promotion will occur, therefore backlog does not exist. There are regular promotions throughout the year that create revenue opportunities for the company, for example, Valentine's Day, Easter, Fourth of July, Back To School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly like the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related "banners" that are added to food and beverage packaging, like "heart healthy", "low in carbohydrates", "enriched with essential vitamins", "low in saturated fat" and "caffeine free". All of these items create revenue for the Company. In simple terms, change equals revenue.

For the quarter ended March 31, 2004, the Company increased sales by 6.9% primarily as a result of revenues from three acquisitions the Company completed at the end of 2003 / beginning of 2004. Organic growth was only 0.4% as an unusually slow January and February negatively impacted results for the quarter. Conversely, the month of March was the strongest revenue month in the Company's history, resulting in a good quarter, overall. Net income decreased from $4,201 to $3,627 quarter over quarter due to three factors: lower results with the Company's advertising agency accounts (which represent only 9% of the Company's business), the dilutive effect on earnings of the first quarter results from the three acquisitions, and the absence of a $319 after tax gain on the sale of a building that was included in the prior year results. Although dilutive in the first quarter of 2004, the Company expects the acquisitions to be accretive to earnings within one year.

The Company finished the first quarter of 2004 with very strong financial ratios in every category. The Company finished the quarter with a current ratio of 1.8 to 1 and debt to equity of 32.6% (with $35,774 of debt and $109,628 of equity). Debt increased by $8,691in the first quarter of 2004 as a result of borrowing to pay for the Virtual Color acquisition that closed effective January 1, 2004. The Company completed a private placement of debt in December 2003 to provide fixed-rate financing totaling $25,000 with a ten-year term, issuing $15,000 of notes, with a rate of 4.9%, in December 2003 to provide funds for acquisitions, and issuing notes representing the balance, with a rate of 4.98%, in April 2004. The Company's $65,000 revolving credit facility had no borrowings thereunder for the entire first quarter of 2004. The credit facility matures in May 2004. The Company is in the process of negotiating with its banks to establish a new $30,000 credit facility to replace the existing $65,000 credit facility. Globally, the Company had no borrowings outside of the United States as of March 31, 2004.

The Company generates significant cash flow from operating activities on an annual basis: $32,216 in 2003, $27,859 in 2002, and $23,186 in 2001. The first quarter of 2004 cash flow from operating activities was temporarily lower than normal because of the timing of a large surge in volume of business at the end of the first quarter that either was completed and billed in March (and was in trade accounts receivable at March 31, 2004) or business that was work in process at March 31, 2004 (and was included in inventory in the quarter end balance sheet). As a result, increased receivables and inventory caused a decrease in cash generated by operating activities as of the end of the first quarter. However, these accounts will be converted to positive cash flow in the second quarter and it is anticipated that year to date cash flow from operating activities will be at historic levels for the six-month period ended June 30, 2004.

RESULTS OF OPERATIONS
QUARTERS ENDED MARCH 31, 2004 AND 2003

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Quarters Ended March 31, 2004 and 2003
                                 (in thousands)

                                                                                               $             %
                                                                 2004          2003         CHANGE        CHANGE
                                                                 ----          ----         ------        ------
Net sales                                                      $52,077       $48,705       $  3,372         6.9%
Cost of sales                                                   31,310        27,849          3,461        12.4%
                                                               -------       -------       --------
Gross profit                                                    20,767        20,856            (89)       (0.4%)
Gross margin percentage                                           39.9%         42.8%

Selling, general and administrative expenses                    14,542        13,385          1,157         8.6%
                                                               -------       -------       --------
Operating income                                                 6,225         7,471         (1,246)      (16.7%)
Operating margin percentage                                       12.0%         15.3%

Interest expense                                                   465           528            (63)      (11.9%)
                                                               -------       -------       --------

Income before income taxes                                       5,760         6,943         (1,183)      (17.0%)

Income tax provision                                             2,133         2,742           (609)      (22.2%)
                                                               -------       -------       --------
Effective income tax rate                                         37.0%         39.5%

Net income                                                     $ 3,627       $ 4,201       $   (574)      (13.7%)
                                                               =======       =======       ========

   (1) nm - Percentage not meaningful

Net sales increased 6.9% as compared to the prior year first quarter. The month of March 2004 revenues were the strongest for any one-month period in the Company's history, offsetting sales that were weak earlier in the quarter. On a comparable basis excluding the three recently completed acquisitions, revenues for the quarter were up 0.4% from the prior year period. Compared to the first quarter of 2003 and excluding acquisitions in the 2004 revenues, packaging and design account revenues (90% of the Company's business) increased $1,574, or 3.8%, and advertising agency account revenues (9% of the Company's business) decreased $1,502, or 23.8%, in the first quarter of 2004.

Gross margin for the first quarter of 2004 decreased primarily due to lower revenues from advertising agency accounts and low margins at the acquired companies. Additionally, first quarter 2003 gross margin included a pretax gain of $528, or 1.1 percentage points, on the sale of a building included in cost of sales.

Operating income for the first quarter of 2004 decreased 16.7% from the prior year first quarter. The operating margin percentage was also lower than the prior year first quarter. The decrease in operating income and operating margin was primarily due to increased selling, general and administrative expenses of $1,157, including operating expenses at the recently completed acquisitions and additional staff for sales growth efforts in both the graphic services and design competencies and the absence of a $528 pretax gain, or 1.1 percentage points, of operating margin and pretax margin, on the sale of a building in the comparable prior year period, as previously noted.

Interest expense for the first quarter was approximately the same as the prior year first quarter.

Income tax expense for the first quarter of 2004 was at an effective tax rate of 37.0% compared to a rate of 39.5% in the first quarter of 2003. The decrease in the effective tax rate was due to lower profits in higher tax jurisdictions and tax credits realized in 2004. It is anticipated that the effective tax rate for 2004 will be in the range of 37.0% to 38.0%.

Net income and earnings per share were lower in the first quarter of 2004 as compared to the first quarter of 2003 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS

Cash provided from operations was $314 in the first quarter of 2004 compared to $5,265 in the first quarter of 2003. The decrease in cash provided was primarily a result of first quarter 2004 increases in accounts receivable and work-in-process inventories caused by a surge of business in March 2004. The Company considers this increase in accounts receivable and work-in-process inventories to be a timing issue and anticipates that both will return to normal levels in the second quarter as the jobs begun in March are invoiced and collected.

Depreciation and amortization expenses in the first quarter of 2004 were $2,934 as compared to $2,772 in the prior year first quarter.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $8,688 in the first quarter 2004 compared to $334 in the first quarter of 2003. The increase in cash used in the first quarter of 2004 reflects the acquisition of Virtualcolor for $4,894, $1,600 of contingent purchase price related to the Virtualcolor acquisition paid to an escrow account, and minor adjustments to the purchase price of fourth quarter 2003 acquisitions.

Capital expenditures, mainly for computer equipment and software, were $1,921 in the first quarter of 2004 compared to $1,656 in the first quarter of 2003. Capital expenditures are anticipated to be in a range of $8,000 to $10,000 for all of 2004.

CASH PROVIDED FROM FINANCING ACTIVITIES

Cash provided from financing activities was $8,587 for the first quarter of 2004 compared to cash used in financing activities of $5,569 in the first quarter of 2003. The cash provided from financing activities in the first quarter of 2004 includes $8,700 that the Company borrowed on its short-term line of credit, primarily to finance the Virtualcolor acquisition. The cash used in financing activities in the first quarter of 2003 primarily reflects $5,044 of principal payments made on the Company's credit facilities during that quarter.

Dividend payments on common stock were $692 in both the first quarter of 2004 and the first quarter of 2003. It is anticipated that the Company will keep the dividend at the current level for all of 2004.

The Company presently finances its business from available cash and from cash generated from operations. The Company maintains a $65,000 unsecured credit facility, expiring May 2004, and a $15,000 unsecured demand line of credit to provide financing and working capital flexibility, with US banks. The Company also maintains working capital demand lines of credit in Canada (US $3,800), China (US $1,500), and Malaysia (US $1,300). At March 31, 2004, the Company had borrowings of $8,700 on its US unsecured demand line of credit. There were no borrowings on its $65,000 unsecured credit facility or any of the non-US credit lines.

The Company is presently in negotiations to renew or replace its $65,000 unsecured credit facility that expires in May 2004. It is anticipated that the new credit facility will be a $30,000 unsecured credit facility with terms no less favorable than those associated with the current $65,000 credit facility. The reduced level of the credit facility reflects a lesser need for revolver financing due in part to increased annual cash flow from operating activities that has been increasing over the past three years and due to the receipt of $25,000 of financing from a private placement issuance of debt in December 2003 and April 2004 as described further in the next paragraph.

The Company's long-term debt of $21,000 did not change in the first quarter of 2004 and consists of two private-placement financing agreements. $12,000 remains outstanding on its Note Purchase Agreement dated August 18, 1995, of which $6,000 due in August 2004 is classified as a current liability. In December of 2003, the Company entered into a new private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000, which closed in December 2003 and remains outstanding at March 31, 2004; and, 2) Tranche B, due April 30, 2014, for $10,000, which closed in April 2004.

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

SEASONALITY

With respect to consumer products packaging, the graphic services market is not currently seasonal. On the other hand, there have historically been cycles of design changes for brand images that most consumer products brands are subject to. These historic cycles differ from brand to brand as to when design changes have occurred and thus the Company's sales volume levels are unpredictable.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are historically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines. The decline in business with the Company's clients in the advertising agency market, which began in the second half of 2001, continued into the first quarter of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding market risk is disclosed in the Company's December 31, 2003 Form 10-K. There have been no material changes in information regarding market risk relating to the Company since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report conducted by the Company's management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

EXHIBIT #                         DESCRIPTION
---------                         -----------
   3.1     Certificate of Incorporation of Schawk, Inc., as amended.
           Incorporated herein by reference to Registration Statement No.
           33-85152.

   3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by Reference to Registration Statement No. 333-39113.

   4.1 Specimen Class A Common Stock Certificate. Incorporated herein by Reference to Registration Statement No. 33-85152.

  31.1     Certification of Chief Executive Officer pursuant to Rule
           13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

  31.2     Certification of Chief Financial Officer pursuant to Rule
           13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

  32       Certification of Chief Executive Officer and Chief Financial
           Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

     Form 8-K dated January 6, 2004 reporting under Item 9, a press release announcing the completion of the acquisition of Virtualcolor.

     Form 8-K dated January 13, 2004 reporting under Item 9, a press release announcing the completion of the acquisition of Pixxon, Inc.

     Form 8-K dated February 16, 2004 reporting under Item 9, a press release announcing the plan to release 2003 financial results and hold a conference call on February 24, 2004.

     Form 8-K dated February 24, 2004 reporting under Item 12, a press release announcing financial results for the quarter and year ended December 31, 2003.

     Form 8-K dated March 4, 2004 reporting under Item 9, a press release announcing the declaration of the regular quarterly dividend.

     Form 8-K dated March 17, 2004 reporting under Item 9, a press release announcing the appointment of A. Alex Sarkisian as Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of May 2004.

SCHAWK, INC.
------------
(Registrant)

/s/ David A. Schawk
----------------------------------
President, Chief Executive Officer and Director

/s/ James J. Patterson
----------------------------------
Senior Vice President and Chief Financial Officer