Form 10-Q
period 2004-06-30
SCHAWK INC
filed 2004-08-05
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                    Yes [X]  No[ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                    Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2004 is:
           21,650,879 Shares of Class A Common Stock, $.008 par value

================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                  June 30, 2004

PART   I - FINANCIAL INFORMATION                                            Page
                                                                            ----
      Item 1.  Financial Statements                                           3
      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            13
      Item 3.  Quantitative and Qualitative Disclosures about Market Risk     17
      Item 4.  Controls and Procedures                                        17

PART II - OTHER INFORMATION

      Item 2.  Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities                                 18
      Item 4.  Submission of Matters to a Vote of Security Holders            19
      Item 6.  Exhibits and Reports on Form 8-K                               19
               Signatures                                                     20

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                    2004           2003
                                                                                  (UNAUDITED)
                                                                                --------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $   7,064    $   5,227
    Trade accounts receivable, less allowance for doubtful accounts
        of $1,750 at June 30, 2004 and $1,595 at December 31, 2003                    51,514       35,642
    Inventories                                                                        9,294        8,085
    Prepaid expenses and other                                                         3,341        3,902
    Refundable income taxes                                                            1,858        1,204
    Deferred income taxes                                                              2,581        2,086
                                                                                   ---------    ---------
Total current assets                                                                  75,652       56,146

Property and equipment, less accumulated depreciation of $71,184 at June 30,
    2004 and $67,423 at December 31, 2003                                             34,453       36,372
Goodwill                                                                              64,379       62,936
Intangible assets, net                                                                 4,101        1,912
Other assets                                                                           4,041        2,325
                                                                                   ---------    ---------
Total assets                                                                       $ 182,626    $ 159,691
                                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                         $   5,123    $   5,108
    Accrued expenses                                                                  15,688       14,004
    Income taxes payable                                                               1,103          446
    Notes payable to banks                                                               150           --
    Current portion of long-term debt and capital lease obligations                    6,043        6,062
                                                                                   ---------    ---------
Total current liabilities                                                             28,107       25,620

Long-term debt                                                                        31,000       21,000
Capital lease obligations                                                                  6           21
Other                                                                                    939          970
Deferred income taxes                                                                  6,398        5,708

 Stockholders' Equity:
    Common stock, $0.008 par value, 40,000,000 shares authorized, 23,836,121 and
        23,602,330 shares issued at June 30, 2004 and December 31, 2003, respectively; 21,626,379 and 21,435,887 shares outstanding at June 30,
        2004 and December 31, 2003,
        respectively                                                                     189          187
    Additional paid-in capital                                                        90,164       87,928
    Retained earnings                                                                 50,310       41,461
    Accumulated comprehensive income                                                     397        1,087
                                                                                   ---------    ---------
                                                                                     141,060      130,663
    Treasury stock, at cost, 2,209,742 and 2,166,443 shares of common
        stock at June 30, 2004 and December 31, 2003, respectively                   (24,884)     (24,291)
                                                                                   ---------    ---------
Total stockholders' equity                                                           116,176      106,372
                                                                                   ---------    ---------
Total liabilities and stockholders' equity                                         $ 182,626    $ 159,691
                                                                                   =========    =========

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                   2004       2003
                                                   ----       ----
Net sales                                       $ 64,456    $ 51,635
Cost of sales                                     37,025      30,947
Selling, general, and administrative expenses     16,412      13,640
                                                --------    --------
Operating income                                  11,019       7,048

Other income (expense)
   Interest income                                     1          51
   Interest expense                                 (513)       (528)
   Other income                                       --         749
                                                --------    --------
                                                    (512)        272
                                                --------    --------
Income before income taxes                        10,507       7,320

Income tax provision                               3,886       2,742
                                                --------    --------
Net income                                      $  6,621    $  4,578
                                                ========    ========

Earnings per share:
   Basic                                        $   0.31    $   0.21
   Diluted                                      $   0.30    $   0.21

Weighted average number of common and common
    equivalent shares outstanding                 22,323      21,635

Dividends per common share                      $ 0.0325    $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                   2004         2003
                                                   ----         ----
Net sales                                       $ 116,533    $ 100,340
Cost of sales                                      68,335       58,795
Selling, general, and administrative expenses      30,954       27,026
                                                ---------    ---------
Operating income                                   17,244       14,519

Other income (expense)
   Interest income                                      1           51
   Interest expense                                  (978)      (1,056)
   Other income                                        --          749
                                                ---------    ---------
                                                     (977)        (256)
                                                ---------    ---------
Income before income taxes                         16,267       14,263

Income tax provision                                6,019        5,484
                                                ---------    ---------
Net income                                      $  10,248    $   8,779
                                                =========    =========

Earnings per share:
   Basic                                        $    0.48    $    0.41
   Diluted                                      $    0.46    $    0.41

Weighted average number of common and common
    equivalent shares outstanding                  22,320       21,594

Dividends per common share                      $   0.065    $   0.065

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                                           2004        2003
                                                                                           ----        ----
OPERATING ACTIVITIES
Net income                                                                               $ 10,248    $  8,779
Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation and amortization                                                       6,805       5,877
        Deferred income taxes                                                                 195          34
        Loss (gain) realized on sale of property and equipment                                 44        (571)
        Changes in operating assets and liabilities, net of effects from acquisitions:
               Trade accounts receivable                                                  (15,872)        346
               Inventories                                                                   (526)       (775)
               Prepaid expenses and other                                                     561        (241)
               Trade accounts payable and accrued expenses                                  1,578       1,561
               Income taxes refundable/payable                                                  3          91
                                                                                         --------    --------
Net cash provided by operating activities                                                   3,036      15,101

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                                 186       1,444
Capital expenditures                                                                       (4,435)     (4,146)
Acquisitions, net of cash acquired                                                         (5,243)         --
Contingent acquisition purchase price paid to escrow account                               (1,600)         --
Other                                                                                         (99)        (96)
                                                                                         --------    --------
Net cash used in investing activities                                                     (11,191)     (2,798)

FINANCING ACTIVITIES
Proceeds from debt                                                                         18,700       2,562
Principal payments on debt                                                                 (8,550)    (12,744)
Principal payments on capital lease obligations                                               (34)       (176)
Common stock dividends                                                                     (1,389)     (1,386)
Purchase of common stock                                                                     (603)     (2,278)
Issuance of common stock                                                                    2,238         793
                                                                                         --------    --------
Net cash provided by (used in) financing activities                                        10,362     (13,229)
                                                                                         --------    --------
Effect of foreign currency rate changes                                                      (370)        966
                                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents                                        1,837          40
Cash and cash equivalents beginning of period                                               5,227       2,051
                                                                                         --------    --------
Cash and cash equivalents end of period                                                  $  7,064    $  2,091
                                                                                         ========    ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                   $    872    $  1,024
Cash paid for income taxes                                                                  5,782       5,467

See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                 (Thousands of dollars, except per share data)

NOTE 1. BASIS OF PRESENTATION

The consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2003, as filed with its 2003 annual report on Form 10-K.

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

NOTE 4. INVENTORIES

Inventories consist of the following:

                      June 30,   December 31,
                       2004        2003
                       ----        ----
Raw materials        $  2,282    $  2,129
Work in process         8,089       7,033
                     --------    --------
                       10,371       9,162
Less: LIFO reserve     (1,077)     (1,077)
                     --------    --------
                     $  9,294    $  8,085
                     ========    ========

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

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three months ended June 30,
                                      ---------------------------
                                         2004          2003
                                         ----          ----
Net income                             $ 6,621       $ 4,578
                                       =======       =======

Weighted average shares                 21,522        21,324
Effect of dilutive stock options           801           311
                                       -------       -------
Adjusted weighted average shares and
    assumed conversions                 22,323        21,635
                                       =======       =======

Basic earnings per share               $  0.31       $  0.21
                                       =======       =======

Diluted earnings per share             $  0.30       $  0.21
                                       =======       =======

                                      Six months ended June 30,
                                      -------------------------
                                         2004         2003
                                         ----         ----
Net income                             $10,248      $ 8,779
                                       =======      =======

Weighted average shares                 21,493       21,381
Effect of dilutive stock options           827          213
                                       -------      -------
Adjusted weighted average shares and
    assumed conversions                 22,320       21,594
                                       =======      =======

Basic earnings per share               $  0.48      $  0.41
                                       =======      =======

Diluted earnings per share             $  0.46      $  0.41
                                       =======      =======

NOTE 6. SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:

                                       Three months ended June 30, 2004
                                       --------------------------------
                    United States          Canada     Other Foreign           Total
                    -------------          ------     -------------           -----
Sales               $ 52,735              $  8,113      $  3,608            $ 64,456
Long-lived assets     83,143                16,427         7,404             106,974
Net Assets           107,925                10,541        (2,290)            116,176

                                       Three months ended June 30, 2003
                                       --------------------------------
                     United States         Canada     Other Foreign          Total
                     -------------         ------     -------------          -----
Sales               $ 41,102              $  8,009     $  2,524            $ 51,635
Long-lived assets     79,129                17,284        8,158             104,571
Net Assets            90,358                 9,370       (1,832)             97,896

                                      Six months ended June 30, 2004
                                      ------------------------------
                   United States         Canada      Other Foreign      Total
                   -------------         ------      -------------      -----
Sales               $ 94,640           $ 15,557     $  6,336          $116,533
Long-lived assets     83,143             16,427        7,404           106,974
Net Assets           107,925             10,541       (2,290)          116,176

                                      Six months ended June 30, 2003
                                      ------------------------------
                    United States        Canada     Other Foreign       Total
                    -------------        ------     -------------       -----
Sales               $ 80,591           $ 15,179     $  4,570          $100,340
Long-lived assets     79,129             17,284        8,158           104,571
Net Assets            90,358              9,370       (1,832)           97,896

NOTE 7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and six months ended June 30, 2004 and 2003, respectively, are as follows:

                                          Three months ended June 30,
                                          ---------------------------
                                              2004        2003
                                              ----        ----
Net income                                   $ 6,621    $ 4,578
Foreign currency translation adjustments        (423)     1,419
                                             -------    -------
Comprehensive income                         $ 6,198    $ 5,997
                                             =======    =======


                                           Six months ended June 30,
                                           -------------------------
                                               2004        2003
                                               ----        ----
Net income                                   $ 10,248    $  8,779
Foreign currency translation adjustments         (690)      2,221
                                             -------     --------
Comprehensive income                         $  9,558    $ 11,000
                                             ========    ========

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

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                  2004         2003
                                                                                  ----         ----
Net income, as reported                                                        $   6,621    $   4,578
Less:  Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                       (184)        (131)
                                                                               ---------    ---------

Net income, pro forma                                                          $   6,437    $   4,447
                                                                               =========    =========
Earnings per share
   Basic                                                                       $    0.31    $    0.21
   Diluted                                                                     $    0.30    $    0.21

Pro forma earnings per share
   Basic                                                                       $    0.30    $    0.21
   Diluted                                                                     $    0.29    $    0.21

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                 2004         2003
                                                                                 ----         ----
Net income, as reported                                                       $   10,248    $   8,779
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                                          (733)        (474)
                                                                              ----------    ---------

Net income, pro forma                                                         $    9,515    $   8,305
                                                                              ==========    =========
Earnings per share
   Basic                                                                      $     0.48    $    0.41
   Diluted                                                                    $     0.46    $    0.41

Pro forma earnings per share
   Basic                                                                      $     0.44    $    0.39
   Diluted                                                                    $     0.43    $    0.38

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

The results of operations of Virtualcolor from acquisition date are included in the Consolidated Statement of Operations for the three-month and six-month period ended June 30, 2004. Pro forma results of operations for the three month and six month period ended June 30, 2003 are not presented due to the lack of financial information specific to the acquired operation in prior periods.

The purchase price of $4,929 consisted of $4,859 paid in cash to the seller at closing and $70 in acquisition-related legal fees. In addition, there is contingent additional purchase price of $1,600, which was paid to an escrow account pending settlement of the purchase price adjustments specified in the acquisition agreement. The amount paid to escrow is included in Other Assets in the Consolidated Balance Sheet at June 30, 2004.

The Company recorded the purchase price allocation based upon a tangible and intangible asset appraisal that was completed during the quarter ended June 30, 2004. A summary of the estimated fair values assigned to the acquired assets is as follows:

Inventory                                $   683
Machinery and equipment                      150
Employee liabilities assumed                (121)
Customer relationship intangible asset     2,300
Non-compete intangible asset                 100
Goodwill                                   1,817
                                         -------
Net cash consideration                   $ 4,929

The weighted-average amortization period of the customer relationship intangible asset is 19 years. The amortization period of the non-compete intangible asset is five years. The intangible asset amortization expense was $39 and $79 for the three month and six month period ended June 30, 2004, respectively, and will be $154 annually for each of the five fiscal years beginning with 2004.

The contingent purchase price of $1,600, which was paid to an escrow account, is conditional upon the performance of the acquired business over a two-year period. The purchase price allocation will be adjusted to include the additional purchase price when the conditions have been satisfied.

The Company also completed two acquisitions during the fourth quarter of 2003. The purchase price of the 2003 acquisitions was $2,515, with up to $3,300 in additional payments contingent upon the performance of the acquired businesses over a three-year period. At year-end 2003, the Company allocated the purchase price to the estimated fair value of the net assets acquired, pending the results of a tangible and intangible asset appraisal that was in process. The preliminary purchase price allocation resulted in the recording of $1,460 of goodwill.

During the second quarter of 2004, the Company completed the tangible and intangible asset appraisal of the 2003 acquisitions and adjusted the preliminary purchase price allocation recorded at the end of 2003. A summary of the adjusted fair values assigned to the acquired assets is as follows:

Fair value of assets acquired, net of cash received   $  683
Customer relationship intangible asset                   500
Non-compete intangible asset                              60
Goodwill                                               1,214
                                                      ------
Net cash consideration                                $2,457

The amortization periods of the customer relationship intangible asset and the non-compete intangible asset are seven years and five years, respectively. The intangible asset amortization expense was $21 and $42 for the three month and six month period ended June 30, 2004, respectively, and will be $83 annually for each of the five fiscal years beginning with 2004.

The purchase price allocation will be adjusted to include additional amounts due pursuant to the contingent purchase price provisions of the acquisition agreements when the conditions are met.

NOTE 10. DEBT

In April 2004, the Company issued $10,000 of Tranche B notes pursuant to its Note Purchase Agreement dated December 23, 2003. The notes bear interest at 4.98% and are payable in annual installments from 2008 to 2013. $15,000 of Tranche A notes were issued when the agreement was executed in December 2003. The note offering was a private offering exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.

In addition, the Company executed a $30,000 five-year unsecured credit agreement dated June 11, 2004 with its primary US bank, replacing a $65,000 credit agreement that had expired. Borrowings on the credit agreement will bear interest at a floating rate, based on LIBOR, and may be prepaid at any time prior to the termination date of the agreement, June 11, 2009. There were no borrowings under this agreement as of June 30, 2004. A copy of the Credit Agreement dated June 11, 2004 was filed with the SEC on Form 8-K on June 16, 2004.

The borrowings under both of these agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of June 30, 2004 and does not anticipate a problem with compliance in future periods.

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

For the quarter ended June 30, 2004, the Company increased sales by 24.8% over the second quarter of 2003. The revenue growth was attributable to the Company's sales of graphic and design services to its consumer packaged goods clients. Sales to the Company's advertising agency accounts remained weak. 19.0% of the sales increase was internally generated and 5.8% of the increase was due to the acquisitions completed at the end of 2003 and beginning of 2004. The Company was the beneficiary of the recent trend in the food industry for recipe and ingredient changes based on awareness of the need for a healthy diet. As described above, package changes resulting from food industry trends such as the low-carb diet create revenue for Schawk. As a result of the strong sales and increased efficiencies from new workflows, the Company's gross margin and operating margin improved in the second quarter of 2004 relative to the second quarter of 2003. Net income increased from $4,578 to $6,621 quarter over quarter. Second quarter earnings per share were 30 cents, fully diluted, compared to the prior year second quarter EPS of 21 cents.

The Company's sales for the six-month period ended June 30, 2004 were 16.1 percent higher than the first half of 2003. Although 2004 started slow, with weak sales in January and February, the strong surge of business that began in March and continued through June has enabled the Company to exceed its sales projections for the first half of the year. As a result, the Company showed improvement in gross margin, operating margin and net income for the first half, year-over-year. Earnings per share for the six-month period ended June 30, 2004 were 46 cents, fully diluted, compared to 41 cents in the first half of 2003.

The Company finished the first half of 2004 with strong financial ratios in every category. At June 30, 2004, the Company had a current ratio of 2.7 to 1 and debt to equity of 32.0% (with $37,199 of debt and $116,176 of equity). During the second quarter of 2004, the Company sold $10,000 of its Tranche B notes pursuant to a private placement financing agreement executed in December 2003. The Tranche B notes bear interest at an annual rate of 4.98% and mature in 2014. The cash received from the Tranche B note sale was used primarily to repay $8,700 of short-term borrowings from the first quarter, which had been used to finance the Virtualcolor acquisition. The Company also executed a $30,000 five year unsecured credit agreement with its primary bank, replacing the $65,000 credit agreement which expired in the second quarter. The Company's strong cash flow and the private placement financing entered into in December 2003 reduced the amount of floating-rate financing capacity needed. The Company had no borrowings outside of the United States as of June 30, 2004.

The Company generates significant cash flow from operating activities on an annual basis: $32,216 in 2003, $27,859 in 2002, and $23,186 in 2001. The cash flow from operating activities for the first half of 2004 was temporarily lower than normal because of the timing of the large volume of business that was completed and billed in the second quarter and was in trade accounts receivable at June 30, 2004. The increase in trade accounts receivable caused a decrease in cash generated by operating activities for the first half. These accounts will be collected and converted to positive cash flow in the third quarter and will enhance cash flow from operating activities for the balance of 2004.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                      Quarters Ended June 30, 2004 and 2003
                                 (in thousands)

                                                                             $           %
                                                  2004        2003         CHANGE      CHANGE
                                                  ----        ----          ----       ------
Net sales                                      $ 64,456     $ 51,635     $ 12,821       24.8%
Cost of sales                                    37,025       30,947        6,078       19.6%
                                               --------     --------     --------
Gross profit                                     27,431       20,688        6,743       32.6%
Gross margin percentage                            42.6%        40.1%

Selling, general and administrative expenses     16,412       13,640        2,772       20.3%
                                               --------     --------     --------
Operating income                                 11,019        7,048        3,971       56.3%
Operating margin percentage                        17.1%        13.6%

Other income (expense)
Interest income                                       1           51          (50)        nm
Interest expense                                   (513)        (528)          15        2.8%
Other income                                         --          749         (749)        nm
                                               --------     --------     --------
                                                   (512)         272         (784)
                                               --------     --------     --------
Income before income taxes                       10,507        7,320        3,187       43.5%

Income tax provision                              3,886        2,742        1,144       41.7%
                                               --------     --------     --------
Effective income tax rate                          37.0%        37.5%

Net income                                     $  6,621     $  4,578     $  2,043       44.6%
                                               ========     ========     ========

      nm - Percentage not meaningful

Net sales increased 24.8% as compared to the prior year second quarter. As described above, a surge of graphic services business from consumer packaging clients, primarily food companies, which began in March and continued through the end of the quarter, provided a record sales quarter for the Company. Packaging and design account revenues (90% of the Company's business) increased $14,483, or 32.8%, and advertising agency account revenues (9% of the Company's business) decreased $1,921, or 27.2%, in the second quarter of 2004. Also included in the packaging and design revenue total for the quarter is $3,015 of sales from the Company's recent acquisitions.

Gross margin for the second quarter of 2004 increased to 42.6 % from 40.1 % for the second quarter of 2003, primarily due to higher revenue and increased productivity resulting from increased volume and newly crafted workflows.

Operating income for the second quarter of 2004 increased 56.3% from the prior year second quarter. The operating margin percentage was also higher than the prior year second quarter, increasing to 17.1% compared to 13.6%. The increase in operating income and operating margin was primarily due to increased sales to consumer products packaging clients and increased productivity in the quarter.

Interest expense for the second quarter was approximately the same as the prior year second quarter.

There were no other income items during the second quarter of 2004; however, during the second quarter of 2003, non-recurring gains totaling $749, related to proceeds from an insurance policy and a favorable litigation settlement, were recorded.

Income tax expense for the second quarter of 2004 was at an effective tax rate of 37.0% compared to a rate of 37.5% in the second quarter of 2003. It is anticipated that the effective tax rate for 2004 will be in the range of 37.0% to 38.0%.

Net income and earnings per share were higher in the second quarter of 2004 as compared to the second quarter of 2003 for the reasons previously described.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Six Months Ended June 30, 2004 and 2003
                                 (in thousands)

                                                                                 $          %
                                                  2004          2003          CHANGE      CHANGE
                                                  ----          ----          ------      ------
Net sales                                      $ 116,533     $ 100,340     $  16,193       16.1%
Cost of sales                                     68,335        58,795         9,540       16.2%
                                               ---------     ---------     ---------
Gross profit                                      48,198        41,545         6,653       16.0%
Gross margin percentage                             41.4%         41.4%

Selling, general and administrative expenses      30,954        27,026         3,928       14.5%
                                               ---------     ---------     ---------
Operating income                                  17,244        14,519         2,725       18.8%
Operating margin percentage                         14.8%         14.5%

Other income (expense)
Interest income                                        1            51           (50)        nm
Interest expense                                    (978)       (1,056)           78        7.4%
Other income                                          --           749          (749)        nm
                                               ---------     ---------     ---------
                                                    (977)         (256)         (721)
                                               ---------     ---------     ---------
Income before income taxes                        16,267        14,263         2,004       14.1%

Income tax provision                               6,019         5,484           535        9.8%
                                               ---------     ---------     ---------
Effective income tax rate                           37.0%         38.4%

Net income                                     $  10,248     $   8,779     $   1,469       16.7%
                                               =========     =========     =========

      nm - Percentage not meaningful

Net sales increased 16.1% in the first half of 2004 as compared to the first half of 2003. 9.6% of the increase is attributable to internal growth from consumer packaged goods clients and 6.5% is attributable to revenues from the Company's recent acquisitions. The high volume of business that began in March and continued through the end of the second quarter allowed the Company to overcome a slow start to the year, with low sales in January and February, and to exceed sales projections at the year's mid-point.

Gross margin for the first of 2004 stayed constant at 41.4% compared to the first half of 2003. However, the gross margin for the first half of 2003 included a gain on the sale of a building which increased the gross margin by 0.6%.

Operating income for the first half of 2004 increased 18.8% from the prior year first half. The operating margin percentage was also higher than the prior year first half, increasing to 14.8% compared to 14.5%. The increase in operating income and operating margin was primarily due to the higher revenue and efficiencies resulting from newly crafted workflows in 2004.

Interest expense for the first half of 2004 decreased 7.4% compared to the first half of 2003. The decrease is due to lower average debt outstanding in the first half of 2004.

There were no other income items during the first half of 2004; however, during the first half of 2003, non-recurring gains totaling $749 were recorded, as previously discussed.

Income tax expense for the first six months of 2004 was at an effective tax rate of 37.0% compared to a rate of 38.4% in the first six months of 2003. The decrease in the effective tax rate was primarily due to tax credits realized in 2004. It is anticipated that the effective tax rate for 2004 will be in the range of 37.0% to 38.0%.

Net income and earnings per share were higher in the first six months of 2004 as compared to the first six months of 2003 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED FROM OPERATIONS

Cash provided from operations was $3,036 in the first six months of 2004 compared to $15,101 in the first six months of 2003. The decrease in cash provided from operations was primarily a result of an increase in accounts receivable caused by the unusually high volume of business recorded in the second quarter, of which a substantial portion remained in accounts receivable at June 30, 2004. The Company considers this increase in accounts receivable to be a timing issue and anticipates that accounts receivable will return to a normal level in the third quarter as the jobs invoiced in the second quarter are collected.

Depreciation and amortization expense in the first half of 2004 was $6,805 as compared to $5,877 in the prior year first half. The increase in depreciation and amortization expense is attributable to an increase in intangible asset amortization related to the Company's recent acquisitions.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $11,191 in the first half of 2004 compared to $2,798 in the first half of 2003. The increase in cash used in the first half of 2004 reflects the acquisition of Virtualcolor for $4,929, $1,600 of contingent purchase price related to the Virtualcolor acquisition paid to an escrow account, and minor adjustments to the purchase price of fourth quarter 2003 acquisitions. In addition, the cash used in investing activities in the first half of 2003 was partially offset by the receipt of $1,251 related to the sale of a building.

Capital expenditures, mainly for computer equipment and software, were $4,435 in the first half of 2004 compared to $4,146 in the first half of 2003. Capital expenditures are anticipated to be in a range of $8,000 to $10,000 for all of 2004.

CASH PROVIDED FROM FINANCING ACTIVITIES

Cash provided from financing activities was $10,362 for the first half of 2004 compared to cash used in financing activities of $13,229 in the first half of 2003. The cash provided from financing activities in the first half of 2004 includes $10,000 from the second quarter sale of Tranche B notes pursuant to the private placement financing agreement executed in December 2003. The cash received from the Tranche B note sale was used primarily to repay $8,700 of short-term borrowings from the first quarter, which had been used to finance the Virtualcolor acquisition. The cash used in financing activities in the first half of 2003 primarily reflects $12,744 of principal payments made on the Company's credit facilities during that quarter.

Dividend payments on common stock were $1,389 and $1,386 in the first half of 2004 and 2003, respectively. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2004.

The Company presently finances its business from available cash and from cash generated from operations. In June 2004, the Company executed a $30,000 five year unsecured credit agreement with its primary US bank, replacing a $65,000 unsecured credit agreement which expired in May 2004. The Company's strong cash flow and the private placement financing entered into in December 2003 reduced the amount of floating-rate financing capacity needed. The Company also maintains a $15,000 unsecured demand line of credit with another US bank, which will expire in October 2004, as well as lines of credit in Canada (US $3,800), China (US $1,500), and Malaysia (US $1,300). At June 30, 2004, the Company had borrowings of $150 on its US unsecured demand line of credit. There were no borrowings on its $30,000 unsecured credit facility or any of the non-US credit lines.

The Company's long-term debt of $31,000 consists of two private-placement financing agreements. $12,000 remains outstanding on its Note Purchase Agreement dated August 18, 1995, of which $6,000 due in August 2004 is classified as a current liability. In December of 2003, the Company entered into a new private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10,000, which closed in April 2004.

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

SEASONALITY

With respect to consumer products packaging, the graphic services market is not currently seasonal. On the other hand, there have historically been cycles of design changes for brand images that affect most consumer products. These historic cycles differ from brand to brand as to when design changes have occurred and thus the Company's sales volume levels are unpredictable.

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are historically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines. The decline in business with the Company's clients in the advertising agency market, which began in the second half of 2001, continued into the second quarter of 2004.

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

PART II - OTHER INFORMATION

ITEMS 1, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

On, April 30, 2004, the Company issued and sold $10 million of its 4.98% Series 2003-A Notes due 2014 to Massachusetts Mutual Life Insurance Company in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of this offering were used to provide funds for acquisitions.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. There have been no repurchases of common stock by the Company under this program during the first six months of 2004. However, during the second quarter of 2004, 44,000 shares of common stock with a market value of $603,000 were tendered to the Company by certain stockholders in payment of stock options exercised. The Company has recorded the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares recorded by the Company as repurchases in connection with stock option exercises during the first six months of 2004 (in thousands, except per share amounts):

                             Total No. Share      Avg. Price Paid Per       No. Shares Purchased as Part of
 Period                        Purchased               Share                 Publicly Announced Program
 ------                        ---------               -----                 --------------------------
January                            --                      --                             --

February                           --                      --                             --

March                              --                      --                             --
                                 ====                  ======                            ===
1st Qtr 2004 Total                 --                      --                             --
                                 ====                  ======                            ===

April                              22                  $13.90                             --

May                                22                  $13.48                             --

June                               --                      --                             --
                                 ====                  ======                            ===
2nd Qtr 2004 Total                 44                  $13.69                             --
                                 ====                  ======                            ===
YTD 2004 Total                     44                  $13.69                             --
                                 ====                  ======                            ===

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2004, the Company held its annual stockholders' meeting. There were 21,501,511 shares of Class A common stock outstanding entitled to vote, and a total of 20,753,578 (96.5%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the stockholders:

PROPOSAL 1: ELECTION OF DIRECTORS:

    NAME                               FOR           AGAINST        WITHHELD
    ----                               ---           -------        --------
Clarence W. Schawk                  20,338,382          0            415,196

David A. Schawk                     20,342,358          0            411,220

A. Alex Sarkisian, Esq.             20,340,916          0            412,662

Judith W. McCue, Esq.               20,648,181          0            105,397

John T. McEnroe, Esq.               20,346,103          0            407,475

Hollis W. Rademacher                20,666,972          0             86,606

Leonard S. Caronia                  20,667,064          0             86,514

PROPOSAL 2: RATIFICATION OF ERNST & YOUNG AS INDEPENDENT AUDITORS FOR FISCAL YEAR 2004:

    FOR                 AGAINST             ABSTAIN
    ---                 -------             -------
20,675,835              77,543                200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

EXHIBIT #                       DESCRIPTION
---------                       -----------
  3.1     Certificate of Incorporation of Schawk, Inc., as amended.
          Incorporated herein by reference to Registration Statement No.
          33-85152.

  3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by Reference to Registration Statement No. 333-39113.

  4.1     Specimen Class A Common Stock Certificate. Incorporated herein by
          Reference to Registration Statement No. 33-85152

 10.1     Credit Agreement dated June 11, 2004 by and between Schawk Inc. and
          Bank One, N.A. - Incorporated herein by reference to Form 8-K dated
          June 16, 2004.

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

 32       Certification of Chief Executive Officer and Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

      Form 8-K dated April 20, 2004 reporting under Item 9, a press release announcing the planned release of second quarter 2004 financial results on April 27, 2004.

      Form 8-K dated April 27, 2004 reporting under Item 12, a press release announcing financial results for the quarter ended June 30, 2004.

      Form 8-K dated May 24, 2004 reporting under Item 9, a press release announcing the declaration of the regular quarterly dividend.

      Form 8-K dated June 16, 2004 reporting under Item 5, filing the $30,000,000 Credit Agreement dated June 11, 2004 between Schawk Inc and Bank One.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of August 2004.

SCHAWK, INC.
(Registrant)

/s/ David A. Schawk
-------------------------------
President, Chief Executive Officer and Director

/s/ James J. Patterson
------------------------------
Senior Vice President and Chief Financial Officer