Form 10-Q
period 2004-09-30
SCHAWK INC
filed 2004-11-04
CIK 719164

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2004 is: 21,765,353 Shares of Class A Common Stock, $.008 par value


================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                               September 30, 2004


PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

     Item 1.  Financial Statements                                            3
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            12
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     17
     Item 4.  Controls and Procedures                                        17


PART II - OTHER INFORMATION
---------------------------

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    18
     Item 6.  Exhibits                                                       19
              Signatures                                                     19

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                2004               2003
                                                                            (UNAUDITED)
                                                                            -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   9,956         $   5,227
   Trade accounts receivable, less allowance for doubtful accounts
     of $1,761 at September 30, 2004 and $1,595 at December 31, 2003             50,040            35,642
   Inventories                                                                    8,876             8,085
   Prepaid expenses and other                                                     5,213             3,902
   Refundable income taxes                                                          734             1,204
   Deferred income taxes                                                          1,958             2,086
                                                                              ---------------------------
Total current assets                                                             76,777            56,146

Property and equipment, less accumulated depreciation of $69,915
   at September 30, 2004 and $67,423 at December 31, 2003                        35,948            36,372
Goodwill                                                                         64,631            62,936
Intangible assets, net                                                            4,069             1,912
Other assets                                                                      4,220             2,325
                                                                              ---------------------------
Total assets                                                                  $ 185,645         $ 159,691
                                                                              ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                     $   6,300         $   5,108
   Accrued expenses                                                              16,175            14,004
   Income taxes payable                                                           1,731               446
   Current portion of long-term debt and capital lease obligations                6,038             6,062
                                                                              ---------------------------
Total current liabilities                                                        30,244            25,620

Long-term debt                                                                   25,000            21,000
Capital lease obligations                                                            --                21
Other                                                                               931               970
Deferred income taxes                                                             4,784             5,708

 Stockholders' Equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     23,923,993 and 23,602,330 shares issued at September 30, 2004 and
     December 31, 2003, respectively; 21,714,630 and 21,435,887 shares outstanding at September 30, 2004 and December 31, 2003,
     respectively                                                                   190               187
   Additional paid-in capital                                                    91,011            87,928
   Retained earnings                                                             56,924            41,461
   Accumulated comprehensive income                                               1,439             1,087
                                                                              ---------------------------
                                                                                149,564           130,663
   Treasury stock, at cost, 2,209,363 and 2,166,443 shares of common
     stock at September 30, 2004 and December 31, 2003, respectively            (24,878)          (24,291)
                                                                              ---------------------------
Total stockholders' equity                                                      124,686           106,372
                                                                              ---------------------------
Total liabilities and stockholders' equity                                    $ 185,645         $ 159,691
                                                                              ===========================

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)




                                                       2004             2003
                                                     -------------------------

Net sales                                            $ 62,245         $ 50,500
Cost of sales                                          34,027           29,864
Selling, general, and administrative expenses          16,562           13,581
                                                     -------------------------
Operating income                                       11,656            7,055

Other income (expense)
   Interest income                                        126               --
   Interest expense                                      (519)            (415)
   Other income                                            --              297
                                                     -------------------------
                                                         (393)            (118)
                                                     -------------------------

Income before income taxes                             11,263            6,937

Income tax provision                                    3,946            2,628
                                                     -------------------------

Net income                                           $  7,317         $  4,309
                                                     =========================


Earnings per share:
   Basic                                             $   0.34         $   0.20
   Diluted                                           $   0.33         $   0.20

Weighted average number of common and common
   equivalent shares outstanding                       22,511           21,952

Dividends per common share                           $ 0.0325         $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)




                                                        2004            2003
                                                     -------------------------

Net sales                                            $ 178,778       $ 150,840
Cost of sales                                          102,362          88,659
Selling, general, and administrative expenses           47,516          40,607
                                                     -------------------------
Operating income                                        28,900          21,574

Other income (expense)
   Interest income                                         127              51
   Interest expense                                     (1,497)         (1,471)
   Other income                                             --           1,046
                                                     -------------------------
                                                        (1,370)           (374)
                                                     -------------------------

Income before income taxes                              27,530          21,200

Income tax provision                                     9,965           8,112
                                                     -------------------------

Net income                                           $  17,565       $  13,088
                                                     =========================


Earnings per share:
   Basic                                             $    0.82       $    0.61
   Diluted                                           $    0.79       $    0.60

Weighted average number of common and common
   equivalent shares outstanding                        22,370          21,718

Dividends per common share                           $  0.0975       $  0.0975

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                                             2004             2003
                                                                                           -------------------------
OPERATING ACTIVITIES
Net income                                                                                 $ 17,565         $ 13,088
Adjustments  to reconcile  net income to cash provided by operating activities:
     Depreciation and amortization                                                            9,450            8,614
     Deferred income taxes                                                                     (796)             265
     Loss (gain) realized on sale of property and equipment                                      45             (588)
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                                          (14,398)            (455)
         Inventories                                                                           (108)            (479)
         Prepaid expenses and other                                                          (1,311)             161
         Trade accounts payable and accrued expenses                                          3,242            1,666
         Income taxes refundable/payable                                                      1,755              976
                                                                                           -------------------------
Net cash provided by operating activities                                                    15,444           23,248

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                                   192            1,515
Capital expenditures                                                                         (8,256)          (5,329)
Acquisitions, net of cash acquired                                                           (5,243)              --
Contingent acquisition purchase price paid to escrow account                                 (1,600)              --
Other                                                                                          (290)             (22)
                                                                                           -------------------------
Net cash used in investing activities                                                       (15,197)          (3,836)

FINANCING ACTIVITIES
Proceeds from debt                                                                           18,700            4,562
Principal payments on debt                                                                  (14,700)         (20,842)
Principal payments on capital lease obligations                                                 (45)            (236)
Common stock dividends                                                                       (2,086)          (2,080)
Purchase of common stock                                                                       (603)          (2,278)
Issuance of common stock                                                                      3,086            1,528
                                                                                           -------------------------
Net cash provided by (used in) financing activities                                           4,352          (19,346)
                                                                                           -------------------------
Effect of foreign currency rate changes                                                         130              868
                                                                                           -------------------------
Net increase in cash and cash equivalents                                                     4,729              934
Cash and cash equivalents beginning of period                                                 5,227            2,051
                                                                                           -------------------------
Cash and cash equivalents end of period                                                    $  9,956         $  2,985
                                                                                           =========================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                     $  1,144         $  1,476
Cash paid for income taxes                                                                    8,987            6,895

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


NOTE 4.   INVENTORIES

Inventories consist of the following:

                                          September 30,        December 31,
                                              2004                 2003
                                              ----                 ----

Raw materials                               $ 2,330              $ 2,129
Work in process                               7,623                7,033
                                            -------              -------
                                              9,953                9,162
Less: LIFO reserve                           (1,077)              (1,077)
                                            -------              -------
                                            $ 8,876              $ 8,085
                                            =======              =======

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended September 30,
                                                              --------------------------------
                                                           2004                               2003
                                                     -----------------                  -----------------
Net income                                              $  7,317                           $  4,309
                                                     =================                  =================

Weighted average shares                                   21,657                             21,344
Effect of dilutive stock options                             854                                608
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    22,511                             21,952
                                                     =================                  =================

Basic earnings per share                               $    0.34                          $    0.20
                                                     =================                  =================

Diluted earnings per share                             $    0.33                          $    0.20
                                                     =================                  =================

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                           2004                               2003
                                                     -----------------                  -----------------
Net income                                             $  17,565                          $  13,088
                                                     =================                  =================

Weighted average shares                                   21,548                             21,368
Effect of dilutive stock options                             822                                350
                                                     -----------------                  -----------------
Adjusted weighted average shares and
   assumed conversions                                    22,370                             21,718
                                                     =================                  =================

Basic earnings per share                               $    0.82                          $    0.61
                                                     =================                  =================

Diluted earnings per share                             $    0.79                          $    0.60
                                                     =================                  =================


NOTE 6.    SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in two geographic areas, the United States and Canada. Summary financial information by geographic area is as follows:


                                                         Three months ended September 30, 2004
                                                         -------------------------------------
                                    United States             Canada          Other Foreign             Total
                                    -------------             ------          -------------             -----
Sales                                $ 50,617                $ 7,635            $  3,993              $ 62,245
Long-lived assets                      84,076                 17,490               7,302               108,868
Net Assets                            115,956                 11,072              (2,342)              124,686

                                                         Three months ended September 30, 2003
                                                         -------------------------------------
                                    United States             Canada          Other Foreign             Total
                                    -------------             ------          -------------             -----
Sales                                $ 39,354                $ 8,039            $  3,107              $ 50,500
Long-lived assets                      77,865                 17,003               7,901               102,769
Net Assets                             94,392                  9,725              (2,074)              102,043

                                                       Nine months ended September 30, 2004
                                                       ------------------------------------
                                  United States                Canada           Other Foreign            Total
                                  -------------                ------           -------------            -----
Sales                               $ 145,257                 $ 23,192            $ 10,329             $ 178,778
Long-lived assets                      84,076                   17,490               7,302               108,868
Net Assets                            115,956                   11,072              (2,342)              124,686

                                                       Nine months ended September 30, 2003
                                                       ------------------------------------
                                  United States                Canada           Other Foreign            Total
                                  -------------                ------           -------------            -----
Sales                               $ 119,945                 $ 23,218            $  7,677             $ 150,840
Long-lived assets                      77,865                   17,003               7,901               102,769
Net Assets                             94,392                    9,725              (2,074)              102,043


NOTE 7.   COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and nine months ended September 30, 2004 and 2003, respectively, are as follows:

                                                              Three months ended September 30,
                                                     ----------------------------------------------------
                                                           2004                               2003
                                                     -----------------                  -----------------
Net income                                               $ 7,317                            $ 4,309
Foreign currency translation adjustments                   1,042                               (203)
                                                     -----------------                  -----------------
Comprehensive income                                     $ 8,359                            $ 4,106
                                                     =================                  =================


                                                               Nine months ended September 30,
                                                     ----------------------------------------------------
                                                           2004                               2003
                                                     -----------------                  -----------------
Net income                                               $17,565                            $13,088
Foreign currency translation adjustments                     352                              2,018
                                                     -----------------                  -----------------
Comprehensive income                                     $17,917                            $15,106
                                                     =================                  =================


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

                                                Three Months Ended Sept. 30,
                                                ----------------------------
                                                  2004               2003
                                                  ----               ----

Net income, as reported                        $    7,317         $    4,309
Less:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                           (178)              (118)
                                               -----------------------------

Net income, pro forma                          $    7,139         $    4,191
                                               =============================


Earnings per share
   Basic                                       $     0.34         $     0.20
   Diluted                                     $     0.33         $     0.20

Pro forma earnings per share
   Basic                                       $     0.33         $     0.20
   Diluted                                     $     0.32         $     0.19


                                                Nine Months Ended Sept. 30,
                                                ---------------------------
                                                  2004               2003
                                                  ----               ----

Net income, as reported                        $   17,565         $   13,088
Less:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                           (917)              (592)
                                               -----------------------------

Net income, pro forma                          $   16,648         $   12,496
                                               =============================


Earnings per share
   Basic                                       $     0.82         $     0.61
   Diluted                                     $     0.79         $     0.60

Pro forma earnings per share
   Basic                                       $     0.77         $     0.58
   Diluted                                     $     0.74         $     0.58


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

The results of operations of Virtualcolor from acquisition date are included in the Consolidated Statement of Operations for the three-month and nine-month period ended September 30, 2004. Pro forma results of operations for the three month and nine month period ended September 30, 2003 are not presented due to the lack of financial information specific to the acquired operation in prior periods.

The purchase price of $4,929 consisted of $4,859 paid in cash to the seller at closing and $70 in acquisition-related legal fees. In addition, there is contingent additional purchase price of $1,600, which was paid to an escrow account pending settlement of the purchase price adjustments specified in the acquisition agreement. The amount paid to escrow is included in Other Assets in the Consolidated Balance Sheet at September 30, 2004.

The Company recorded the purchase price allocation based upon a tangible and intangible asset appraisal that was completed during the second quarter of 2004. A summary of the estimated fair values assigned to the acquired assets is as follows:

         Inventory                                         $  683
         Machinery and equipment                              150
         Employee liabilities assumed                        (121)
         Customer relationship intangible asset             2,300
         Non-compete intangible asset                         100
         Goodwill                                           1,817
                                                           ------
         Net cash consideration                            $4,929

The weighted-average amortization period of the customer relationship intangible asset is 19 years. The amortization period of the non-compete intangible asset is five years. The intangible asset amortization expense was $38 and $115 for the three month and nine month period ended September 30, 2004, respectively, and will be $154 annually for each of the five fiscal years beginning with 2004.

The contingent purchase price of $1,600, which was paid to an escrow account, is conditional upon the performance of the acquired business over a two-year period. The purchase price allocation will be adjusted to include the additional purchase price if the conditions have been satisfied.

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

During the second quarter of 2004, the Company completed the tangible and intangible asset appraisal of the 2003 acquisitions and adjusted the preliminary purchase price allocation recorded at the end of 2003. A summary of the adjusted fair values assigned to the acquired assets is as follows:

         Fair value of assets acquired, net of cash received     $   683
         Customer relationship intangible asset                      500
         Non-compete intangible asset                                 60
         Goodwill                                                  1,214
                                                                 -------
         Net cash consideration                                  $ 2,457

The amortization periods of the customer relationship intangible asset and the non-compete intangible asset are seven years and five years, respectively. The intangible asset amortization expense was $21 and $63 for the three month and nine month period ended September 30, 2004, respectively, and will be $83 annually for each of the five fiscal years beginning with 2004.

The purchase price allocation will be adjusted to include additional amounts due pursuant to the contingent purchase price provisions of the acquisition agreements if the conditions are met.

NOTE 10.  DEBT

In April 2004, the Company issued $10,000 of Tranche B notes pursuant to its Note Purchase Agreement dated December 23, 2003. The notes bear interest at 4.98% and are payable in annual installments from 2008 to 2013. $15,000 of Tranche A notes, at a 4.90% interest rate, were issued when the agreement was executed in December 2003. The note offering was a private offering exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.

In addition, the Company executed a $30,000 five-year unsecured credit agreement dated June 11, 2004 with its primary US bank, replacing a $65,000 credit agreement that had expired. Borrowings on the credit agreement will bear interest at a floating rate, based on LIBOR, and may be prepaid at any time prior to the termination date of the agreement, June 11, 2009. There were no borrowings under this agreement as of September 30, 2004. A copy of the Credit Agreement dated June 11, 2004 was filed with the SEC on Form 8-K on June 16, 2004.

The borrowings under both of these agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of September 30, 2004 and does not anticipate a problem with compliance in future periods.

NOTE 11.  CONTRACT TERMINATION

In July, 2004, the Company was notified by one of its top ten customers that it was terminating its graphic services agreement with the Company. The agreement, which designated the Company as the customer's exclusive graphic services provider, covered the period January 1, 2003 through December 31, 2005 and provided for compensation in the event of early termination. The Company and the customer agreed upon a termination settlement in the amount of $1,350, to be paid by December 31, 2004. The $1,350 termination settlement is included in Net sales in the Consolidated Statement of Operations for the period ended September 30, 2004 and is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at September 30, 2004.


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

For the quarter ended September 30, 2004, the Company increased sales by 23.3% over the third quarter of 2003. The revenue growth was attributable to the Company's sales of graphic and design services to its consumer packaged goods clients. 15.7% of the sales increase was internally generated and 7.6% of the increase was due to the acquisitions completed at the end of 2003 and beginning of 2004. The Company was the beneficiary of the recent trend in the food industry for recipe and ingredient changes based on awareness of the need for a healthy diet. As described above, package changes resulting from food industry trends such as the low-carb diet create revenue for Schawk. As a result of the strong sales and increased efficiencies from new workflows, the Company's gross margin and operating margin improved in the third quarter of 2004 relative to the third quarter of 2003. Net income increased to $7,317 from $4,309 quarter over quarter. Third quarter earnings per share were 33 cents, fully diluted, compared to the prior year third quarter EPS of 20 cents.

The Company's sales for the nine-month period ended September 30, 2004 were 18.5% higher than the first nine months of 2003. Although 2004 started slow, with weak sales in January and February, the strong surge of business that began in March and continued through September has enabled the Company to exceed its sales projections for the first nine months of the year. As a result, the Company showed improvement in gross margin, operating margin and net income for the first nine months, year-over-year. Earnings per share for the nine-month period ended September 30, 2004 were 79 cents, fully diluted, compared to 60 cents in the first nine months of 2003.

Also included in revenue for the 3rd quarter 2004 is a $1,350 contract termination fee. In July, 2004, the Company was notified by one of its top ten customers that it was terminating its graphic services agreement with the Company. The agreement, which designated the Company as the customer's exclusive graphic services provider, covered the period January 1, 2003 through December 31, 2005 and provided for compensation in the event of early termination. The Company and the customer agreed upon a termination settlement in the amount of $1,350.

The Company finished the first nine months of 2004 with strong financial ratios in every category. At September 30, 2004, the Company had a current ratio of 2.5 to 1 and a debt to equity ratio of 24.9% (with $31,038 of debt and $124,686 of equity). At September 30, 2004, the Company's debt included $25,000 of notes sold pursuant to a private placement financing agreement executed in December 2003, and $6,000, classified as a current liability, from a prior private placement financing agreement. The Company also had a $30,000 five year unsecured credit agreement with its primary US bank and various credit lines for its foreign subsidiaries. Due to the Company's strong cash flow and the private placement financing, the Company had no borrowings on any of its credit line facilities at September 30, 2004.

The Company generates significant cash flow from operating activities on an annual basis: $32,216 in 2003, $27,859 in 2002, and $23,186 in 2001. The cash flow from operating activities for the first nine months of 2004 was temporarily lower than normal because of an increase in trade accounts receivable, resulting from the large volume of business that was completed and billed in the third quarter and was in trade accounts receivable at September 30, 2004. The Company expects to collect these accounts in the fourth quarter, which will enhance cash flow from operating activities for the balance of 2004.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                 Three Months Ended September 30, 2004 and 2003
                                 (in thousands)

                                                                                            $                 %
                                                      2004              2003             CHANGE            CHANGE
                                                      ----              ----             ------            ------
Net sales                                           $ 62,245          $ 50,500          $ 11,745            23.3%
Cost of sales                                         34,027            29,864             4,163            13.9%
                                                    --------          --------          --------
Gross profit                                          28,218            20,636             7,582            36.7%
Gross margin percentage                                 45.3%             40.9%

Selling, general and administrative expenses          16,562            13,581             2,981            21.9%
                                                    --------          --------          --------
Operating income                                      11,656             7,055             4,601            65.2%
Operating margin percentage                             18.7%             14.0%

Other income (expense)
Interest income                                          126                --               126             nm
Interest expense                                        (519)             (415)             (104)           25.1%
Other income                                              --               297              (297)            nm
                                                    --------          --------          --------
                                                        (393)             (118)             (275)
                                                    --------          --------          --------

Income before income taxes                            11,263             6,937             4,326            62.4%

Income tax provision                                   3,946             2,628             1,318            50.2%
                                                    --------          --------          --------
Effective income tax rate                               35.0%             37.9%

Net income                                          $  7,317          $  4,309          $  3,008            69.8%
                                                    ========          ========          ========

     nm - Percentage not meaningful

Net sales increased 23.3% as compared to the prior year third quarter. As described above, an increased volume of graphic services business from consumer packaging clients, primarily food companies, provided a record sales quarter for the Company. Packaging and design account revenues (90% of the Company's business) increased $11,309, or 25.7%, including $3,814 of sales from the Company's recent acquisitions, and advertising agency account revenues (9% of the Company's business) increased $122, or 2.0%, in the third quarter of 2004. Also included in 3rd quarter 2004 revenue is a $1,350 contract termination fee from a major customer which terminated its graphic services contract with the Company during the quarter.

Gross margin for the third quarter of 2004 increased to 45.3 % from 40.9 % for the third quarter of 2003, primarily due to higher revenue and increased productivity resulting from increased volume and newly crafted workflows.

Operating income for the third quarter of 2004 increased 65.2% from the prior year third quarter. The operating margin percentage was also higher than the prior year third quarter, increasing to 18.7% compared to 14.0%. The increase in operating income and operating margin was primarily due to increased sales to consumer products packaging clients and increased productivity in the quarter.

Interest expense for the third quarter was higher than the prior year third quarter due to higher rates on the Company's outstanding fixed-rate debt at September 30, 2004, as compared to the short-term rates on the credit line debt that comprised the majority of the Company's debt at September 30, 2003.

There were no other income items during the third quarter of 2004; however, during the third quarter of 2003, a non-recurring gain of $297 from the sale of a mutual insurance company, of which the Company was a policyholder, was recorded.

Income tax expense for the third quarter of 2004 was at an effective tax rate of 35.0% compared to a rate of 37.9% in the third quarter of 2003. The lower effective tax rate is the result of various tax refunds and credits recorded in the third quarter of 2004. It is anticipated that the effective tax rate for 2004 will be in the range of 36.0% to 37.0%.

Net income and earnings per share were higher in the third quarter of 2004 as compared to the third quarter of 2003 for the reasons previously described.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                  Nine Months Ended September 30, 2004 and 2003
                                 (in thousands)

                                                                                               $               %
                                                       2004               2003              CHANGE          CHANGE
                                                       ----               ----              ------          ------
Net sales                                           $ 178,778          $ 150,840          $  27,938          18.5%
Cost of sales                                         102,362             88,659             13,703          15.5%
                                                    ---------          ---------          ---------
Gross profit                                           76,416             62,181             14,235          22.9%
Gross margin percentage                                  42.7%              41.2%

Selling, general and administrative expenses           47,516             40,607              6,909          17.0%
                                                    ---------          ---------          ---------
Operating income                                       28,900             21,574              7,326          34.0%
Operating margin percentage                              16.2%              14.3%

Other income (expense)
Interest income                                           127                 51                 76           nm
Interest expense                                       (1,497)            (1,471)               (26)          1.8%
Other income                                               --              1,046             (1,046)          nm
                                                    ---------          ---------          ---------
                                                       (1,370)              (374)              (996)
                                                    ---------          ---------          ---------

Income before income taxes                             27,530             21,200              6,330          29.9%

Income tax provision                                    9,965              8,112              1,853          22.8%
                                                    ---------          ---------          ---------
Effective income tax rate                                36.2%              38.3%

Net income                                          $  17,565          $  13,088          $   4,477          34.2%
                                                    =========          =========          =========         =====

     nm - Percentage not meaningful

Net sales increased 18.5% in the first nine months of 2004 as compared to the first nine months of 2003. 11.6% of the increase is attributable to internal growth from consumer packaged goods clients and 6.9% is attributable to revenues from the Company's recent acquisitions. The high volume of business that began in March and continued through the end of the third quarter allowed the Company to overcome a slow start to the year, with low sales in January and February, and to exceed sales projections for the first nine months of the year. As previously discussed, $1,350 representing a contract termination fee from a major customer is included in revenue for the first nine months of 2004.

Gross margin for the first nine months of 2004 increased to 42.7% compared to
41.2 % for the first nine months of 2003, primarily due the higher volume in 2004.

Operating income for the first nine months of 2004 increased 34.0% from the first nine months of 2003. The operating margin percentage was also higher than the prior year first half, increasing to 16.2% compared to 14.3%. The increase in operating income and operating margin was primarily due to the higher revenue and higher productivity in 2004.

Interest expense for the first nine months of 2004 was approximately equal to interest expense for the first nine months of 2003.

There were no other income items during the first nine months of 2004; however, during the first nine months of 2003, non-recurring gains totaling $1,046 were recorded. The non-recurring gains recorded in the first nine months of 2003 related to the Company's share of a gain from the sale of a mutual insurance company, a favorable litigation settlement, and the proceeds of an insurance policy on a former employee.

Income tax expense for the first nine months of 2004 was at an effective tax rate of 36.2% compared to a rate of 38.3% in the first nine months of 2003. The decrease in the effective tax rate was primarily due to tax refunds and credits realized in 2004. It is anticipated that the effective tax rate for 2004 will be in the range of 36.0% to 37.0%.

Net income and earnings per share were higher in the first nine months of 2004 as compared to the first nine months of 2003 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided from operations was $15,444 in the first nine months of 2004 compared to $23,248 in the first nine months of 2003. The decrease in cash provided from operations was primarily a result of an increase in accounts receivable caused by the high volume of business recorded in the second and third quarter of 2004; a significant portion of the business invoiced in the third quarter remained in accounts receivable at September 30, 2004. The Company considers this increase in accounts receivable to be a timing issue and anticipates improved cash flow from operations as the jobs invoiced in the third quarter are collected.

Depreciation and amortization expense in the first nine months of 2004 was $9,450 as compared to $8,614 in the first nine months of the prior year. The increase in depreciation and amortization expense is attributable to an increase in intangible asset amortization related to the Company's recent acquisitions.

CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities was $15,197 in the first nine months of 2004 compared to $3,836 in the first nine months of 2003. The increase in cash used in the first nine months of 2004 reflects the acquisition of Virtualcolor for $4,929, $1,600 of contingent purchase price related to the Virtualcolor acquisition paid to an escrow account, and minor adjustments to the purchase price of fourth quarter 2003 acquisitions. In addition, the cash used in investing activities in the first nine months of 2003 was partially offset by the receipt of $1,251 related to the sale of a building.

Capital expenditures, mainly for computer equipment and software as well as for improvements to a new leased facility for one of the Company's divisions were $8,256 in the first nine months of 2004 compared to $5,329 in the first nine months of 2003. Capital expenditures are anticipated to be in a range of $10,000 to $12,000 for all of 2004.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Cash provided from financing activities was $4,352 for the first nine months of 2004 compared to cash used in financing activities of $19,346 in the first nine months of 2003. The cash provided from financing activities in the first nine months of 2004 includes $10,000 from the second quarter sale of Tranche B notes pursuant to the private placement financing agreement executed in December 2003. The cash received from the Tranche B note sale was used primarily to repay $8,700 of short-term borrowings from the first quarter, which had been used to finance the Virtualcolor acquisition. The cash used in financing activities in the first nine months of 2003 primarily reflects $20,842 of principal payments made on the Company's credit facilities during that period.

Dividend payments on common stock were $2,086 and $2,080 in the first nine months of 2004 and 2003, respectively. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2004.

The Company presently finances its business from available cash and from cash generated from operations. In June 2004, the Company executed a $30,000 five year unsecured credit agreement with its primary US bank, replacing a $65,000 unsecured credit agreement which expired in May 2004. The Company's strong cash flow and the private placement financing entered into in December 2003 reduced the amount of floating-rate financing capacity needed. The Company also maintains a $15,000 unsecured demand line of credit with another US bank, which will expire in October 2004, as well as lines of credit in Canada (US $4,000), China (US $1,500), and Malaysia (US $1,300). At September 30, 2004, the Company had no borrowings on any of its credit lines.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10,000, which closed in April 2004. The total debt of $25,000 issued under the private placement agreement is shown as Long Term Debt on the Company's September 30, 2004 balance sheet.

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

With respect to the advertising and promotional markets, some seasonality exists in that the months of December and January are historically the slowest of the year because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In addition, advertising and promotion is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decrease, ad pages decline. Generally, when ad pages decline the Company's advertising and promotion business declines. The decline in business with the Company's clients in the advertising agency market, which began in the second half of 2001, continued into the third quarter of 2004.


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

PART II - OTHER INFORMATION

ITEMS 1, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. There were no repurchases of common stock by the Company under this program during the first nine months of 2004. However, during the second quarter of 2004, 44,000 shares of common stock with a market value of $603,000 were tendered to the Company by certain employee stockholders in payment of stock options exercised. There were no additional tenders of common stock related to stock option exercises during the third quarter of 2004. The Company has recorded the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares recorded by the Company as repurchases in connection with stock option exercises during the first nine months of 2004 (in thousands, except per share amounts):

                          Total No.       Avg. Price      No. Shares Purchased
                            Share          Paid Per        as Part of Publicly
Period                    Purchased         Share           Announced Program
-------------------------------------------------------------------------------

January                      --               --                   --

February                     --               --                   --

March                        --               --                   --
                       --------------------------------------------------------

1st Qtr 2004 Total           --               --                   --
                       ========================================================

April                        22             $13.90                 --

May                          22             $13.48                 --

June                         --               --                   --
                       --------------------------------------------------------

2nd Qtr 2004 Total           44             $13.69                 --
                       ========================================================

July                         --               --                   --

August                       --               --                   --

September                    --               --                   --
                       --------------------------------------------------------

3rd Qtr 2004 Total           --               --                   --
                       ========================================================

YTD 2004 Total               44             $13.69                 --
                       ========================================================

ITEM 6.   EXHIBITS

A.   Exhibits

    EXHIBIT #                             DESCRIPTION
    ---------                             -----------

        3.1         Certificate of Incorporation of Schawk, Inc., as amended.
                    Incorporated herein by reference to Registration Statement No. 33-85152.

        3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Registration Statement No. 333-39113.

        4.1 Specimen Class A Common Stock Certificate. Incorporated herein by reference to Registration Statement No. 33-85152

       31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

       31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

        32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

                    *  Filed herewith


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of November 2004.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer