Form 10-K
period 2004-12-31
SCHAWK INC
filed 2005-03-23
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission file number 1-9335
SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-2545354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1695 River Road Des Plaines, Illinois (Address of principal executive office)	60018 (Zip Code)
(Registrant’s telephone number, including area code)
847-827-9494
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.008 par value	New York Stock Exchange
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑
      The aggregate market value on June 30, 2004 of the voting stock held by non-affiliates of the registrant was approximately $73,195,284.
      As of March 8, 2005, 25,847,488 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the annual shareholders’ meeting to be held May 17, 2005 are incorporated by reference into Part III.

SCHAWK INC
FORM 10-K ANNUAL REPORT

DECEMBER 31, 2004

PART I

ITEM 1.	BUSINESS
General
      Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) operate in one operating business segment, Digital Imaging Graphics Arts, that serves consumer products packaging, advertising and promotional markets. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware.
      The Company believes it is the largest independent provider of digital imaging graphic services to the consumer products packaging market in the world. The Company’s facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs for the three main printing processes used in the graphic arts industry: lithography, flexography and gravure. The Company’s services also include both digital and analog image database archival and management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. These services require skilled, highly trained technicians applying various computerized design, manipulation and assembly techniques. The preparation of production art, digital files, retouching and image output for printing processes related to packaging and promotions accounted for over 90% of net sales for 2004 and over 85% for 2003 and 2002. The balance of the Company’s business consists primarily of the preparation of graphic images for advertising applications.
      The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times. The Company’s ability to provide high quality, customized graphic services quickly makes it a valued player in new product introduction and promotional activity.
      The Company maintains both digital and analog data archives of product package layouts and designs for many of its clients. This activity brings value to those clients while improving the Company’s efficiency in accommodating clients’ rapidly changing packaging design modifications and product line extensions. By continuing to provide such high-end, value-added services, the Company commands a significant share of the market for graphic services for the food and beverage industry, which uniquely positions it to benefit from positive industry trends.
      The Company believes that its clients have increasingly chosen to outsource their imaging needs to the Company for reasons including but not limited to the following Schawk capabilities: (i) creative design capabilities, (ii) production art expertise, (iii) high quality customized imaging capabilities; (iv) rapid turnaround and delivery times; (v) up-to-date knowledge of the printing press specifications of converters and printers located throughout the United States, Canada, Mexico, Europe and Asia; (iv) color expertise; (vi) digital imaging asset management; (vii) workflow management; and (viii) ability to service its clients’ global graphic requirements through the Company’s North American facilities and international subsidiaries.
Graphic Services Industry
      “Graphic Services” are the tasks involved in preparing images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and/or advertising materials. Packaging for consumer products encompasses folding cartons, boxes, trays, bags, pouches, cans, containers, packaging labels and wraps. While graphics work represents a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic imaging work.

      Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, digital photography, retouching, color separation and plate making services. “Color separation” generally refers to preparing color images, text and layout for the printing process. Graphic services such as color separations were traditionally performed by skilled craftspeople almost entirely by hand, using what is known as the “conventional” method. With the development of digital technology, graphics firms such as the Company have become more highly computerized, providing digital imaging services in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to the Company in a digitized format on a variety of digitally generated media and via the Internet. More recently there is a trend toward an all-digital workflow, from creative design through printing. The industry is expanding the production of plates directly from a digital file, hence the term “direct to plate” (DTP) or “computer to plate” (CTP). This process eliminates the step of preparing photographic film and exposing the film on a plate. CTP technology is more precise and reduces the time to produce a printing plate. The Company has CTP units and has the capacity to service its clients with CTP services, however, the current trend in the market is for printers and converters to provide this service as part of a bundled service to their customers.
      The Company believes that the graphic services industry in North America has over 1,000 market participants, principally independent color separators, such as the Company, converters, printers and advertising agencies that perform these services in-house. The majority of graphic services providers specialize in publication work that includes textbooks, advertising, catalogs, newspapers and magazines. The Company’s target markets, however, are high-end packaging for the consumer products industry, advertising and promotional applications. The North American market for graphic services for packaging to the consumer products industry is estimated by the Company to be approximately $2.0 billion, while the worldwide market is estimated by the Company to be as high as $6.0 billion. The consumer products graphic industry is highly fragmented with hundreds of market participants, only a small number of whom have annual revenues exceeding $20.0 million. The Company believes that the number of participants in the North American graphic services market for the consumer products industry will diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, equipment and highly skilled personnel and the growing demands of clients for full-service global capabilities.
      The rapid development of lower-cost, faster desktop publishing software systems has increased the potential for competition in the graphic services industry by lowering barriers to entry relating to equipment costs. However, increases in governmental regulations, demand for faster turnaround times, the need for global brand consistency and certainty of supply have created greater barriers to entry.
      There is also a more significant barrier to entry that has always existed — hundreds of “technician–years” of expertise in working with all of the major printers and converters to make sure a package is printed according to the client’s specifications. For this reason, new start-ups have difficulty competing with the Company.
      The Company focuses on three primary markets: consumer products packaging, advertising agencies, and promotion. The food and beverage segment of the consumer products industry has packaging requirements that are complex and demanding due to variations in packaging materials, shapes and sizes, custom colors, varying storage conditions and marketing enhancements. Product extensions and frequent packaging redesigns have resulted in an increasing volume of color separation and related work in the consumer products industry and in particular for the food and beverage segment. Additional industry trends include: (i) the shorter turnaround and delivery time requirements from the creative design phase to final distribution of the packaged product; (ii) an increasing number of SKUs competing for shelf space and market share; (iii) the increasing importance of package appearance and promotions due to demonstrated point-of-sale consumer purchasing behavior; and (iv) the increasing requirements for worldwide quality and consistency in packaging as companies attempt to build global brand name recognition. Increasingly, the advertising and promotion markets require coordination of these efforts, with the initiatives coming from advertising agencies. The Company’s expansion into these markets strengthens and enhances the overall service offering to the unified marketing approach of our clients.

      The advertising portion of the Company’s business requires the Company’s personnel to produce final artwork in extremely short timeframes, often less than 24 hours. Creative retouching, color correction and composition in multiple file formats are produced to meet requirements of the clients and the printers. The Company is a leader in conventional, computer to plate and digital ad delivery to publications.
The Company’s Growth Strategy
      The Company’s primary goal is to enhance its leadership position in the graphic imaging market serving the consumer products, advertising and promotion markets. Key aspects of the Company’s business strategy to achieve this goal include the following:

Organic Growth. Historically the Company has primarily grown through acquisitions. As market conditions have created growing opportunities, the Company has realized greater opportunity for internal growth, and accordingly has increased its focus on organic growth, turning to its highly skilled sales force to be the primary growth driver for the Company.

•	Growth through Acquisitions. The Company’s profitability and ready access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $38 million in revenues. In its 51-year business history, the Company has integrated approximately 50 graphic and imaging businesses into its operations while streamlining overhead and improving margins in the aggregate. The acquisitions of consequence since 1999 were:

•	Blue Mint Associates, a San Francisco based $2 million in annual revenue brand strategy and creative design firm, acquired December 1, 2003;

•	Certain assets and the business of Pixxon, Inc., a San Francisco based $5 million in annual revenue prepress business acquired effective December 31, 2003

•	Certain assets and the business of a Chicago-based $10 million in annual revenues prepress division of Fort Dearborn Company, a leading label printer, effective January 1, 2004; and

•	Certain assets and the business of Weir Holdings, Ltd. a $38 million in revenue European graphic services business based in Leeds, England with operations in the United Kingdom, Belgium and Spain. The Weir Holdings acquisition was completed on December 31, 2004 and the acquired assets and liabilities are included in the Company’s balance sheet as of December 31, 2004.

Subsequent to year end 2004, on January 31, 2005, the Company acquired Seven Worldwide, Inc. (formerly Applied Graphics Technologies, Inc.), a $370 million in revenue graphic services company with operations in 35 locations in the United States, Europe, Asia and Australia.

Seven Worldwide, Inc. (“Seven”) provides graphic services to companies in the following market segments: Consumer Goods; Retail; Pharmaceutical; Media & Entertainment; Publishing; Advertising; and General Goods & Services. Seven’s solutions enable these companies to create, distribute and manage communications assets, such as advertising and editorial pages, consumer goods packaging, out-of-home (point-of-sale, large format) signage and Internet content.

Seven’s mission is to bring both process efficiency and messaging consistency to marketing execution. Seven has graphic services capabilities to support clients who use multiple forms of marketing methods to connect with targeted audiences worldwide. The Company believes that Seven’s solution approach drives cost savings and streamlines execution as clients leverage Seven’s talent, processes, technology and infrastructure.

Seven’s graphic services solutions focus on both performing and coordinating key creative and production services — from planning and design through pre-press and media fulfillment.

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

The Company believes it has greater versatility in meeting the various requirements of its clients than smaller, less integrated competitors lacking technical expertise, and that this versatility will result in greater opportunities for internal growth as well as enhancing the Company’s image as an attractive purchaser for potential consolidation candidates. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which it operates. The Company expects to strengthen its market position by applying its management and operational philosophies and practices, which have been successful in its graphic arts businesses, to newly acquired businesses.

•	Capitalizing on Industry Trends; Outsourcing. The Company has historically attempted to strengthen its market position by identifying and capitalizing on industry trends. As a consequence, the Company has been uniquely positioned to benefit as consumer products companies continue to reduce both their graphic staffs and total number of suppliers. The Company’s on-site strategy developed as clients outsource imaging functions in an attempt to cut costs and improve turnaround and delivery times. The Company intends to expand this effort, as clients increasingly require on-site service. As of December 31, 2004, the Company had 44 on-site locations staffed by over 150 Schawk employees, approximately 8% of its total workforce. Further, the Company believes that its commitment to client service and its broad array of premium service offerings position the Company as a cost effective, value-added supplier of digital imaging services. As clients continue to reduce their staffing levels, they are expanding the number of services required of their graphic services suppliers. Schawk has an advantage in the marketplace because it has the full complement of capabilities required by larger consumer products companies, capabilities that its competitors do not have.

•	Capitalizing on Technology Advancements. The Company is dedicated to keeping abreast of and initiating technological process developments in its industry. To build upon its leadership position, the Company actively evaluates systems and software products of various computer and software manufacturers and also independently develops software for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts on understanding the systems and equipment available in the marketplace and creating solutions using off-the-shelf products, customized to meet a variety of specific client and internal requirements. None of the Company’s technology activities are deemed to be patentable other than its InterchangeDigital software development products, which represent approximately one percent of revenues.
Management Philosophy
      As part of the Company’s ongoing strategic planning process, management of the Company introduced Vision 2020, a roadmap that the Company will follow into the future. Annualy, the Chief Executive Officer, David A. Schawk, provides an overview and update of the strategy to every employee of the Company and subsidiaries around the world. The overriding guidelines for the Company’s strategy are summarized in a “Vivid Description” of what the Company believes in. The Vivid Description of the Company is as follows:

The value and breadth of our services and capabilities will be driven first and foremost by the requirements and satisfaction of our clients... We will deliver value through ensuring global brand consistency and the premiere speed-to-market solution to those clients. By becoming an integrated strategic partner to our clients, we will demonstrate value and inspire their unwavering confidence and loyalty... We will become the most profitable company in our industry and we will reach a dominant market share globally... We will continue to invest in training and development so that our employees and their tools will be the best of the best... The Schawk brand name will be recognized as the highest value answer to clients’ brand image requirements.

      The business objectives of the Company support the Vivid Description of the Company and are as follows:

•	Increase Global Coverage through Acquisitions Worldwide

•	Redefine Our Source of Revenue and Profit for the future

•	Invent/ Reinvent Solutions for Our Clients

•	Increase Organic Growth

•	Hire and Retain the Best of the Best Employees

•	Measure Customer Satisfaction and Improve on our performance
      To achieve the Company’s business objectives, management stresses the following:
      Client Service. A key component of the Company’s management philosophy has been its commitment to client service. The Company’s offering continues to be increasingly focused on meeting the changing needs of its clients. This requires a commitment to working with clients to understand these needs. The Company believes that this commitment has contributed to the confidence and loyalty its clients have shown. Because of the increasingly competitive markets faced by its clients, the Company must be flexible enough to modify its operations in order to meet the specialized needs of its clients. The Company’s emphasis on on-site client representatives and operations helps to address this requirement and has further solidified existing client relationships.
      Employee Training and Investment in Equipment. The Company believes that its most valuable assets are its employees because its ability to provide clients with high quality services and products depends upon their dedication and expertise. The Company provides extensive and continuous training to keep its employees abreast of the latest technological developments and the particular needs of its clients. Providing its employees with the latest equipment, software and training are fundamental to the Company’s philosophy.
      Technical Expertise. The Company is able to provide its clients with high quality services and products and quick response time because of its efficient utilization of state-of-the-art equipment, software, computer servers, storage technology, and telecommunication systems. As part of its commitment to maintain its technological expertise, the Company has historically worked with software developers to create software that fully addresses the Company’s and its clients’ needs. The Company acts as a test site for numerous hardware and software products. In order to facilitate the exchange of information among its various facilities, the Company supports Schawk Technical Advisory Board (“STAB”) for the purpose of coordinating the research and evaluation of new technologies in the graphic arts industry. This group is recognized for its efforts and its leaders have been invited to lecture at numerous national and international symposiums and conferences.
Services
      The Company offers comprehensive, high quality digital imaging graphic services. The Company’s facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, plate making and press proofs for lithography, flexography and gravure.
      The Company’s services also include both digital and analog image database archival and management, as well as creative design, 3-D imaging, art production, large format printing, and various related outsourcing and graphics arts consulting services.
      The Company provides a series of best practices driven advisory, implementation and management services including but not limited to the following: workflow architecture, print management, color management and printer evaluation.
      As part of the strategic planning process at the Company, Schawk’s service offerings within the graphic services umbrella were organized into three core competencies: Brand Strategy and Creative Design, Graphic Services and Enterprise Products.

      Brand Strategy and Creative Design. Under the Anthem Group brand, Schawk offers brand consulting and creative design for packaging applications to its Fortune 1000 consumer products company clients, food and beverage retailers and mass merchandisers. Anthem Group consists of leading creative design companies acquired by Schawk since 1998 in Toronto and San Francisco as well as start-ups in Chicago, New York and Singapore. Anthem Group represents approximately 5% of the Company’s overall revenues and is the fastest growing component of Schawk’s service offerings.
      Graphic Services. Under the Schawk brand, Graphic Services encompasses a number of service offerings including traditional prepress business as well as high-end digital photography, color retouching and large format digital printing. Graphic Service operations are located throughout North America, Europe and Asia. Graphic Service business represents approximately 92% of the Company’s revenues.
      Enterprise Products. The Company develops services in response to its clients needs. Three services that help differentiate Schawk from its competitors are digital asset management, work flow management and online proofing. These services are available through Schawk’s InterchangeDigital subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies and pharmaceutical companies. Through its integrated software solution, PaRTS (Production and Resource Tracking System), InterchangeDigital works with clients to organize their digital assets, streamline their internal workflow and improve efficiency. The improved speed to market allows the consumer products companies to increase the number of promotions without increasing costs. This is very valuable to InterchangeDigital clients. The Company also offers digital three-dimensional modeling of prototypes or existing packages for its consumer products clients. This service is branded as Schawk 3-D and is included in the Enterprise Products service offering. Enterprise Products represent approximately 3% of the Company’s revenues.
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
      Over the course of its 51-year business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada. As a result, the Company has extensive knowledge of their equipment, thereby enabling the Company to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to its color separation work to account for irregularities or idiosyncrasies in the printing presses of each of its clients’ converters. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client’s particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client’s printed matter are maintained.
Acquisitions and Start-Up Operations
      The Company has acquired and integrated approximately 50 graphic and imaging businesses into its operations since 1965. Throughout its history, the Company has successfully identified acquisition candidates that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products and solid management. The Company favors businesses with management teams that will continue to operate the businesses as semi-autonomous units. The Company has also commenced a number of start-up operations over the years when client servicing requirements or market conditions warranted.
      In late 2003, the Company purchased Blue Mint Associates and certain assets of Pixxon, Inc., both based in San Francisco, California. In addition, certain assets and the business of the prepress division of

Fort Dearborn Company, in suburban Chicago, were acquired effective as of January 1, 2004. In 2002 the Company purchased the remaining 35% of the Laserscan Group. Also in 2002, the Company’s Canadian subsidiary acquired certain assets and assumed certain liabilities of Imaginex, a Toronto area graphic company. There were no acquisitions in 2000 or 2001.
      Schawk Shenzhen, a graphic services consulting office in China and Anthem New York, a Schawk creative design office, were the only start-up operations in 2004. There were no start-ups established in 2003 or 2002. In 2001, the Company established an Anthem creative design operation in Chicago, Illinois. In 2000, the Company established a start-up operation in Singapore.
      On December 31, 2004, the Company acquired certain assets and the business of Weir Holdings, Ltd. (known as “Winnetts”), a UK based graphic services company with $38 million in revenues and operations in the UK, Belgium and Spain. Winnetts is the first operation in Europe for Schawk. This acquisition will allow us to expand our service offering over a greater global footprint as the only independent prepress firm with extensive global operations.
      Subsequent to year end 2004, on January 31, 2005, the Company acquired Seven Worldwide, Inc. (“Seven”) (formerly Applied Graphics Technologies, Inc.), a graphic services company with revenues of $370 million and operations in the United States, Europe, Asia and Australia. On a combined basis the Company has pro forma revenues of over $640 million based on 2004 results of each business.
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
Research and Development
      The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for consumer products packaging. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. PaRTStm and Schawk 3-D are examples of the Company’s commitment to research and development. Total research and development spending is not material.
      As an integral part of its commitment to research and development, the Company supports its internal STAB group as it researches and evaluates new technologies in the graphic arts and telecommunications industries. STAB meets quarterly to review new equipment and programs, and then disseminates the information to the entire Company and to clients as appropriate.
Marketing and Distribution
      The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 150 direct salespersons and 200 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. Both the Company’s salespersons and the Company’s client service technicians share responsibility for marketing the Company’s offerings to existing and potential clients, thereby fostering long-term institutional relationships with its clients.
      In addition to its numerous operations in the United States and Canada, the Company has operations in Mexico, the United Kingdom, Belgium, Spain, Japan, Singapore, Malaysia and China.

Clients
      The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. Many of the Company’s clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled the Company to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of the Company’s services and have worked closely with the Company to reduce the converters’ required lead-time, thereby lowering their costs. End-use clients often select and utilize the Company to ensure better control of their packaging or other needs and depend upon the Company to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. The Company has established 44 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop its on-site services to its client base.
      Many of the Company’s clients place orders on a daily and weekly basis and work closely with the Company year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven graphic cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts such manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of the Company’s business (also see “Seasonality and Cyclicality”).
      In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company has developed a base of steady clients in the food and beverage, health and beauty and home care industries. During 2004 no single client accounted for more than 7.0% of the Company’s net sales, and the 10 largest clients in the aggregate accounted for approximately 43% of net sales.
Competition
      The Company’s competition comes primarily from other independent color separators and converters and printers that have graphic service capabilities. The Company believes that approximately one-half of the Company’s target market is served by converters and printers, and the other one-half is served by independent color separators. Independent color separators are companies whose business is performing graphic services for one or more of the principal printing processes. Since the Company acquired Seven Worldwide, Inc. in January 2005, the Company believes that only three firms, Southern Graphics Systems, a subsidiary of Alcoa, Mathews International Corporation and Vertis, Inc. compete with the Company on a national or international basis in certain markets. The remaining independent color separators are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and capitalize on state-of-the-art technology and contend with the increasing demands for speed.
      Some converters with graphic service capabilities compete with the Company by performing such services in connection with printing work. Independent color separators such as the Company, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize the services of the Company because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on graphic services technology.
      As requirements of speed continue to be critical, along with the recognition of the importance of focusing on their core competencies, clients have increasingly recognized that the Company provides services at a rate and cost that makes outsourcing more cost effective and efficient.

Purchasing and Raw Materials
      The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2004, materials and supplies accounted for $18.3 million or approximately 13.3% of the Company’s cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.
Intellectual Property
      The Company owns no significant patents. The trademarks “Schawk,” and “PaRTS” and the trade names “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Chromart,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Designer’s Atelier,” “Schawk Japan,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Interchange,” “InterchangeDigital,” “Interchange Digital Management Services,” “Laserscan,” and “Winnetts” are the most significant trademarks and trade names used by the Company or its subsidiaries.
Employees
      As of December 31, 2004 the Company had approximately 1,800 full-time employees. Of this number, approximately 22% are production employees represented by local units of the Graphic Communications International Union and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The Company’s union employees are vital to its operations. Collective bargaining agreements covering the Company’s union employees in four facilities are subject to renegotiations. The Company considers its relationships with its employees and unions to be good.
Backlog
      The Company does not have or keep backlog figures, as projects or orders are generally in and out of the Company’s facilities within five to seven days. For the approximately one-half of total revenues that are not under contract, the Company maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.
Seasonality and Cyclicality
      The Company’s digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. Increasingly, as demand for new products increases, traditional cycles related to timing of major brand redesign activitiy has gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality exists in that the months of December and January are typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, the Company’s advertising business declines.

Available Information
      The Company’s website is www.schawk.com. Investors can obtain copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has filed such materials with, or furnished them to, the SEC. The Company will also furnish a paper copy of such filings free of charge upon request.
      The Company has adopted a code of ethics (the “Code of Ethics”), as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code applies to all of the Company’s directors, officers and employees. The Company has also adopted a charter for its Audit Committee. The Company has posted the Code of Ethics and the Audit Committee Charter on its website and will post on its website any amendments to, or waivers from, its Code of Ethics applicable to any of the Company’s directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 2.	PROPERTIES
      The Company owns or leases the following office and operating facilities:

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

	(Approx.)
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Winnetts — Belgium

Bristol, England	7,700	Leased	Operating Facility	September 2014	Winnetts — UK

Cherry Hill, New Jersey	10,000	Leased	General Offices, Operating Facility	January 2007	Schawk Cherry Hill

Chicago, Illinois	15,200	Leased	General Offices, Operating Facility	May 2005	Anthem Chicago

Cincinnati, Ohio	74,200	Leased	General Offices, Operating Facility	August 2009	Schawk Cincinnati 446

Cincinnati, Ohio	12,000	Leased	General Offices Operating Facility	August 2009	Schawk Cincinnati 447

Costa Mesa, California	3,000	Leased	General Offices, Operating Facility	April 2004	Anthem Los Angeles

Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	Corporate Office

Des Plaines, Illinois	55,000	Leased	General Offices, Operating Facility	December 2010	Schawk Chicago

Franklin Park, Illinois	62,000	Owned	General Offices, Operating Facility	N/A	Schawk Chicago

Hackettstown, New Jersey	3,000	Leased	General Offices, Operating Facility	September 2005	Anthem New Jersey

Kalamazoo, Michigan	67,000	Owned	General Offices, Operating Facility	N/A	Schawk Kalamazoo

Kobe, Japan	800	Leased	General Offices, Operating Facility	February 2006	Schawk Japan

Leeds, England	16,200	Leased	General Offices Operating Facility	January 2010	Winnetts — UK

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

	(Approx.)

London, England	2,000	Leased	Operating Facility	December 2009	Winnetts — UK

Minneapolis, Minnesota	31,000	Owned	General Offices, Operating Facility	N/A	Schawk Minneapolis

Mississauga, Ontario Canada	58,000	Leased	General Offices, Operating Facility	December 2014	Schawk Toronto

New Berlin, Wisconsin	43,000	Leased	General Offices, Operating Facility	June 2008	Schawk Milwaukee

New York, New York	31,000	Leased	General Offices, Operating Facility	April 2006	Schawk New York

Penang, Malaysia	34,000	Owned	General Offices, Operating Facility	N/A	Schawk Imaging

Penang, Malaysia	1,706	Owned	General Offices, Operating Facility	N/A	Schawk Penang

Penang, Malaysia	2,330	Owned	General Offices, Operating Facility	N/A	Laserscan Technology

Queretaro, Mexico	18,000	Owned	General Offices, Operating Facility	N/A	Schawk Mexico

Roseville, Minnesota	28,000	Leased	General Offices, Operating Facility	May 2007	Schawk St. Paul

Salford, England	45,200	Leased	Operating Facility	September 2023	Winnetts — UK

San Francisco, California	8,000	Leased	General Offices, Operating Facility	January 2009	Schawk San Francisco

San Francisco, California	8,100	Leased	General Offices, Operating Facility	September 2008	Anthem San Francisco

Shanghai, China	19,400	Leased	General Offices, Operating Facility	November 2005	Schawk Shanghai

Shenzhen, China	1,800	Leased	General Offices Operating Facility	December 2005	Schawk Shenzhen

Singapore	7,500	Leased	General Offices	December 2004	Schawk Singapore

Slough, England	3,000	Leased	Operating Facility	January 2010	Winnetts — UK

Smyrna, Georgia	25,200	Leased	General Offices, Operating Facility	October 2008	Schawk Atlanta

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

	(Approx.)

Stamford, Connecticut	20,000	Leased	General Offices, Operating Facility	August 2005	Schawk Stamford

Toronto, Ontario, Canada	8,292	Leased	General Offices, Operating Facility	January 2005	Anthem Toronto

Toronto, Ontario, Canada	17,500	Leased	General Offices, Operating Facility	November 2007	Schawk Cactus

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No items were submitted to a vote of security holders for the three months ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Recent Sales of Unregistered Securities
      On April 30, 2004, the Company issued and sold $10 million of its 4.98% Series 2003-A Notes due 2014 to Massachusetts Mutual Life Insurance Company in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The proceeds of this offering were used to provide funds for acquisitions.
Stock Prices
      The Company’s Class A common stock is listed on the NYSE under the symbol “SGK”. The Company has approximately 923 stockholders of record as of March 1, 2005.
      Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

Quarter Ended:	2004 High/Low	2003 High/Low

March 31	$15.65 - 12.48	$9.90 - 8.99
June 30	14.50 - 12.76	10.97 - 9.25
September 30	14.70 - 13.10	12.52 - 10.40
December 31	18.90 - 14.43	13.95 - 11.95

Dividends Declared Per Class A Common Share

Quarter Ended:	2004	2003

March 31	$0.0325	$0.0325
June 30	0.0325	0.0325
September 30	0.0325	0.0325
December 31	0.0325	0.0325

Total	$0.1300	$0.1300

Equity Compensation Plan Information
      The following table summarizes information as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of Outstanding	Exercise Price of	Future Issuance Under
	Options, Warrants and	Outstanding Options,	Equity Compensation
Plan Category	Rights	Warrants and Rights	Plans

Equity compensation plans approved by security holders	3,083	$10.29	1,646
Equity compensation plans not approved by security holders	—	—	—

TOTAL	3,083	$10.29	1,646

Purchases of Equity Securities by the Company
      The Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors. The Board of Directors reviews the authorization for management to repurchase shares on an annual basis. At a February 2004 meeting, the Board renewed its annual authorization to repurchase shares in accordance with applicable SEC rules. There were no repurchases of common stock by the Company under this program during 2004. However, during 2004, 44,000 shares of common stock with a market value of $603,000 were tendered to the Company by certain stockholders in payment of stock options exercised. The Company has recorded the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

      The following table summarizes the shares recorded by the Company as repurchases in connection with stock option exercises during 2004 (in thousands, except per share amounts):

	Total No.	Avg. Price	No. Shares Purchased	Dollar Value of Shares
	Share	Paid per	as Part of Publicly	that May be Purchased
Period	Purchased	Share	Announced Program	under Program

January	—	—	—	—
February	—	—	—	—
March	—	—	—	—
April	22	$13.90	—	—
May	22	$13.48	—	—
June	—	—	—	—
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—

2004 Total	44	$13.69	—	—

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
CONSOLIDATED INCOME STATEMENT INFORMATION
Net Sales	$238,345	$201,031	$186,189	$189,643	$210,804
Operating Income(a)	37,792	27,536	22,032	17,313	23,889
Income Before Income Taxes and Minority Interest	36,020	27,264	19,713	13,129	18,111
Income Taxes	13,342	10,280	6,203	5,320	7,567
Minority Interest in net loss of subsidiary	—	—	21	209	97
Net Income	22,678	16,984	13,531	8,018	10,641
Net Income Per Common Share Basic	$1.05	$0.79	$0.63	$0.37	$0.50
Diluted	1.01	0.78	0.62	0.37	0.50
Prior-year amounts have been reclassified to conform to current-year presentation.
CONSOLIDATED BALANCE SHEET INFORMATION
Working Capital	$41,141	$30,526	$26,654	$26,796	$15,579
Total Assets	220,763	159,691	160,470	166,125	167,863
Long-Term Debt and Capital Lease Obligations	39,964	21,021	37,232	52,131	48,020
Stockholders’ Equity	131,440	106,372	89,767	79,537	74,508

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
OTHER DATA
Cash Dividends per Common Share	$0.13	$0.13	$0.13	$0.13	$0.13
Depreciation and Amortization	12,726	11,416	11,977	14,138	14,278
Capital Expenditures	12,238	6,933	7,634	14,431	15,476

(a)	Years prior to adoption of SFAS No. 142 include goodwill amortization of $2,161 and $2,155 for the years ended December 31, 2001 and December 31, 2000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Thousands of dollars, except per share amounts)
      Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed as such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company’s services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry, the stability of political conditions in Asia and other foreign countries in which the Company has production capabilities, terrorist attacks and the U.S. response to such attacks, as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
EXECUTIVE-LEVEL OVERVIEW
      The Company’s revenues are driven by changes to consumer product packaging designs and promotions and advertising spending. Approximately 90% of the Company’s business is graphic services for consumer product packaging applications. Design changes of existing products and designs for new products have accelerated in frequency and in time between changes. There continue to be line extensions and promotions that take advantage of popular brand images in a variety of products. Packaging changes occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for the Company, for example: Valentine’s Day, Easter, Fourth of July, Back To School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related “banners” that are added to food and beverage packaging, such as “heart healthy”, “low in carbohydrates”, “enriched with essential vitamins”, “low in saturated fat” and “caffeine free”. All of these items require new product packaging designs or changes in existing designs and create revenue for the Company. In simple terms, change equals revenue.
      For the year ended December 31, 2004, the Company increased net sales (18.6%) and net income (33.5%) as a result of strong sales to consumer products companies both from existing accounts and new accounts. Gross profits grew as a result of controlling costs of production and increasing productivity. Conversely, selling, general and administrative costs were up 18.2% as the Company’s selling costs increased from increased sales compensation and selling costs from businesses acquired. In addition, general and administrative costs increased from businesses acquired, increased costs related to compliance with Sarbanes Oxley Section 404 internal control requirements and increased accounting and auditing fees.
      The Company finished 2004 with very strong financial ratios in every category. The Company finished the year with a debt to equity ratio of 30.4% (with $40.0 million of long-term debt and $131 million of equity). In April 2004, the Company completed a private placement fixed-rate financing for $10 million of long-term debt. The debt has a ten year term and bears interest at 4.98%. In June 2004 the Company replaced its $65 million credit facility with a new unsecured five year, $30 million revolving credit facility. As of December 31, 2004, there were $14.5 million outstanding borrowings on the facility. The Company has no borrowings outside of the United States.
      The Company generates significant cash flow from operating activities: $26 million in 2004, $32 million in 2003 and $28 million in 2002. Cash flow from operating activities was lower in 2004 from 2003 primarily due to the increase in accounts receivable during 2004. The Company plans to focus on improving its collections in 2005 to increase cash flow from operating activities. Capital expenditures were $12 million in 2004, and dividends paid were $3 million leaving free cash flow of $11 million.
Important Acquisitions:
      On December 31, 2004, the Company acquired certain assets and the business of Weir Holdings, Ltd. (known as “Winnetts”), a UK based graphic services company with $38 million in revenues and operations in the UK, Belgium and Spain. The acquisition price was $23 million. Since the acquisition occurred as of the close of business on December 31, 2004, there are no results of operations in the 2004 Statement of Operations, but the assets and liabilities of Winnetts that were acquired are included in the 2004 year end Balance Sheet of the Company. Winnetts is the first operation in Europe for Schawk. This acquisition will allow the Company to expand its service offering over a greater global footprint as the only independent prepress firm with extensive global operations.
      Subsequent to year end 2004, on January 31, 2005, the Company acquired Seven Worldwide, Inc. (“Seven”) (formerly Applied Graphics Technologies, Inc.), a $370 million in revenue graphic services company with operations in 35 locations in the United States, Europe, Asia and Australia. On a combined basis the Company has pro forma revenues of over $646 million based on 2004 results of each business.
      In summary, 2004 was a very successful year with record revenues, net income and earnings per share. The Company executed on its strategic plan and improved its global coverage with the acquisition of Winnetts and more than doubled the size of the Company after year end by acquiring Seven.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 and 2003
Schawk, Inc.
Comparative Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

			$	%
	2004	2003	Change	Change

	(In thousands)
Net sales	$238,345	$201,031	$37,314	18.6%
Cost of sales	137,017	119,760	17,257	14.4%

Gross profit	101,328	81,271	20,057	24.7%
Gross margin percentage	42.5%	40.4%
Selling, general and administrative expenses	63,536	53,735	9,801	18.2%

Operating income	37,792	27,536	10,256	37.2%
Operating margin percentage	15.9%	13.7%
Other income (expense)
Interest and dividend income	188	72	116	nm
Interest expense	(1,960)	(1,900)	(60)	3.2%
Other income (expense)	—	1,556	1,556	nm

	(1,772)	(272)	(1,500)	nm
Income before income taxes	36,020	27,264	8,756	32.1%
Income tax provision	13,342	10,280	3,062	29.8%

Effective income tax rate	37.0%	37.7%

Net income	$22,678	$16,984	$5,694	33.5%

nm — Percentage not meaningful
      Net sales — For the year ended December 31, 2004, net sales were $238.3 million, compared to $201.0 million for the prior year, an 18.6 percent increase. 11.7% of the growth in sales was from internal growth and 6.9% was from acquired businesses. Schawk’s direct consumer products packaging related business was strong in 2004, as a result of increased demand from both new product introductions by consumer products companies and from regulatory requirements like trans fats disclosures on food packages. In addition, the Company won new accounts in 2004 and realized the full year impact of new accounts won in 2003.
      Gross margin for the year ended December 31, 2004, was 42.5 percent compared to 40.4 percent in the prior year. The higher gross margin is primarily due to the increase in sales and increased productivity levels.
      Operating income for 2004 was $37.8 million versus $27.5 million in 2003. The increase in operating income was primarily due to increased sales and higher productivity levels. Selling, general and administrative expenses increased $9.8 million or 18.2% as compared to the prior year. The increased operating costs were from primarily from a combination of three factors:

•	$4.1 million increase in sales compensation cost from the increased level of sales including sales costs at the acquired companies;

•	$1.8 million of increased corporate general and administrative costs with most of the increase from Sarbanes Oxley compliance work and related increased accounting and auditing costs;

•	$1.5 million of general and administrative costs associated with the acquired companies.

The operating margin for 2004 was 15.9 percent compared to 13.7 percent in the prior year for the same reasons that operating income increased.
      Other income (expense) for the year ended December 31, 2004, was $1.8 million of expense, compared to $0.3 million of expense in the prior year. The $1.5 million increase in expense was primarily due to the following non-recurring other income items in 2003: favorable litigation settlement of $0.4 million; favorable resolution of a contingency related to a prior disposition of a business of $0.5 million and proceeds from a life insurance policy of $0.4 million.
      Income tax provision for the year ended December 31, 2004, was at an effective rate of 37.0 percent as anticipated. The effective rate in 2003 was 37.7 percent.
      Net income for the year ended December 31, 2004 increased significantly versus 2003 for the reasons previously discussed.
      Basic and diluted earnings per share were $1.05 and $1.01, respectively, for the year ended December 31, 2004 compared with $0.79 and $0.78 for 2003.
RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 and 2002
Schawk, Inc.
Comparative Consolidated Statements of Operations
Years Ended December 31, 2003 and 2002

			$	%
	2003	2002	Change	Change

	(In thousands)
Net sales	$201,031	$186,189	$14,842	8.0%
Cost of sales	119,760	113,311	6,449	5.7%

Gross profit	81,271	72,878	8,393	11.5%
Gross margin percentage	40.4%	39.1%
Selling, general and administrative expenses	53,735	48,215	5,520	11.4%
Restructuring and other charges	—	2,631	(2,631)	nm

Operating income	27,536	22,032	5,504	25.0%
Operating margin percentage	13.7%	11.8%
Other income (expense)
Interest and dividend income	72	236	(164)	(69.5)%
Interest expense	(1,900)	(2,789)	889	(31.9)%
Other income (expense)	1,556	234	1,322	nm

	(272)	(2,319)	2,047	nm
Income before income taxes and minority interest	27,264	19,713	7,551	38.3%
Income tax provision	10,280	6,203	4,077	65.7%

Effective income tax rate	37.7%	31.5%
Income before minority interest	16,984	13,510	3,474	25.7%
Minority interest in net loss of subsidiary	—	21	(21)	nm

Net income	$16,984	$13,531	$3,453	25.5%

nm — Percentage not meaningful

      Net sales — For the year ended December 31, 2003, net sales were $201.0 million, compared to $186.2 million for the prior year, an 8.0 percent increase. Substantially all of the growth in sales was from internal growth, not from acquisitions. Schawk’s direct consumer products packaging related business was strong in 2003, as it increased 9.8 percent. New accounts added to the Company’s client roster in 2003 also contributed to the sales growth. Consumer products companies added a number of line extensions and promotions to their most popular food and beverage brands in 2003, increasing volume for Schawk. However, the Company’s advertising agency business was down 3.1 percent for the full year 2003 due to decreased advertising agency spending.
      Gross margin for the year ended December 31, 2003, was 40.4 percent compared to 39.1 percent in the prior year. The higher gross margin is primarily due to the increase in sales, as well as a reduction in material usage, as computer to plate workflows reduce the need for photographic film.
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
Liquidity and Capital Resources
      As of December 31, 2004, the Company had $7.3 million in consolidated cash and cash equivalents, compared to $5.2 million at December 31, 2003.
      The Company presently finances its business from available cash, a revolving credit facility and from cash generated from operations. Cash generated from operations in 2004 totaled $26.4 million, a decrease of $5.8 million from 2003. The lower cash from operations in 2004 was due to an increase in trade receivables in 2004 from an 18.6% increase in revenues that is anticipated be collected in 2005.
      The Company entered into a $30 million revolving credit facility in June 2004 to replace an expired $65 million credit facility. From June 2004 to December 30, 2004 there were no outstanding borrowings on the company’s credit facility. At December 31, 2004, the Company had $14.5 million of borrowings on its $30 million credit facility, substantially all of which was borrowed on December 31, 2004 to finance the acquisition of certain assets of Weir Holdings, Ltd. (“Winnetts”) a UK based graphic services company with approximately $38 million of annual revenue. The acquisition price was $23 million and was funded utilizing $8.5 million of cash and a $14.5 million draw on the revolving credit facility.
      Long-term debt increased to $39.5 million at December 31, 2004 from $21.0 million at December 31, 2003. During 2004, the Company made payments of $8.7 million to reduce its unsecured credit facility to zero until the Winnetts funding on the last day of the year and $6.0 million on its outstanding Series B notes due

2005. As discussed previously, in December 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provide for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two notes: 1) Tranche A, due December 31, 2013, for $15 million, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10 million, which closed in April 2004.
      At December 31, 2004, outstanding debt of the Company consisted of: (i) $14.5 million outstanding on it unsecured revolving credit facility as described previously; (ii) unsecured notes issued pursuant to a Note Purchase Agreement dated August 18, 1995, for $6.0 million with a final principal payment in August 2005, at an interest rate of 6.98% (classified as current portion of long-term debt on the balance sheet); and (iii) $15.0 million of its unsecured Series 2003-A Notes due 2013, with annual principal payments from 2007 through 2013, at an interest rate of 4.90% and $10 million of its unsecured Series 2004-B Notes due 2014 with annual principal payments from 2008 through 2014, at an interest rate of 4.98%.
      Subsequent to year end 2004, on January 31, 2005, the Company acquired Seven Worldwide, Inc. (“Seven”) a New York based graphic services business with $370 million in revenue and operations in the United States, United Kingdom, Asia and Australia for a purchase price of $191 million. The purchase price was payable $122.4 million in cash and $68.6 million in Schawk common stock. To finance the cash portion of the purchase price, the Company entered into a new unsecured, five year, $100 million credit facility. Financial covenants of the new credit facility are essentially the same as under the existing agreement. Interest rates are at floating rates over LIBOR and are at spreads that are at, or lower than, spreads in the then existing agreement.
      In January 2005 the Company also entered into a private placement of debt to provide long-term financing related to the Seven acquisition. The terms of the note purchase agreement relating to this transaction (the “Seven Notes”) provide for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of a series of notes totaling $50 million. The notes mature in 2010 through 2012 and bear interest in a range of 4.81% to 5.17%.
      Management believes that the level of working capital is adequate for the Company’s liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and cash generated from future operations, or pursuant to the Note Purchase Agreement dated December 23, 2003 and short-term credit facilities.
      The Company had capital expenditures, principally for equipment and computer hardware and software to improve productivity, of $12.2 million, $6.9 million, and $7.6 million in 2004, 2003, and 2002 respectively.
      The Company had depreciation of $11.8 million in 2004, $11.4 million in 2003 and $12.0 million in 2002.
      The Company paid $29.3 million for acquisitions in 2004 and $2.1 million in both 2003 and 2002. See Note 6 to the Consolidated Financial Statements for further information regarding acquisitions.
      The Company purchased $0.6 million, $2.3 million, and $1.0 million in Class A Common Stock in 2004, 2003, and 2002, respectively, under a share repurchase program approved by the Board of Directors.
Off-Balance Sheet Arrangements and Contractual Obligations
      The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

      The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on the Company’s cash flow in the future periods set forth below:

	Payments Due by Period

		Less			More
		than	1-3	3-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$45,500	$6,000	$5,714	$25,213	$8,573
Capital Lease Obligations	1,245	742	503	—	—
Operating Lease Obligations	32,645	5,970	12,247	6,915	7,513
Purchase Obligations	—	—	—	—	—
Pension Obligations	982	48	73	16	845
Total	$80,372	$12,760	$18,537	$32,144	$16,931
      Purchase obligations resulting from purchase orders entered in the normal course of business are not significant. The Company is a service business whose major cost is employees’ labor. Material purchases are limited to supplies incidental to the services provided.
      The Company expects to fund future contractual obligations through funds generated from operations, together with general company financing transactions.
Critical Accounting Policies
      The discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that effect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
      Accounts Receivable. The Company’s clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represent more than 7.0% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific risks identified in the portfolio.
      Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.
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
      The Company performed the required impairment test of goodwill and indefinite-lived intangible assets in 2004, 2003 and 2002. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test.
      Customer Rebates. The Company has rebate agreements with certain customers. The agreements offer discount pricing based on volume over a multi-year period. The Company accrues the estimated rebates over the term of the agreement, reducing revenue and crediting a current liability account. At the end of the rebate accounting period, typically annually, the rebate is settled in cash and the accrued liability account is charged. The Company accounts for changes in the estimated rebate amounts as soon as it has determined that the estimated sales for the rebate period have changed.
      Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized.
      The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management’s judgment, it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.
      Restructuring Reserves. The Company records reserves for the operational restructuring of acquired companies. The restructuring plans are approved by Company management prior to, or shortly after, the acquisition date and may be modified during the twelve month period following the acquisition, as conditions change. The restructuring plans provide for severance pay, lease abandonment costs and other expenses.
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R), and the impact on its consolidated financial position and results of operations.
Impact of Inflation
      The Company believes that over the past three years inflation has not had a significant impact on the Company’s results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
      The Company has $14.5 million of variable rate debt outstanding at December 31, 2004 and expects to use its variable rate credit facilities during 2005 and beyond to fund acquisitions and cash flow needs. Assuming interest rate volatility in the future similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operation, or cash flows. A 1.0% increase in short term interest rates would add $145 of interest cost annually, based on the variable rate debt outstanding at December 31, 2004.
Foreign Exchange Exposure
      The Company has foreign operations that expose it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITIES FOR FINANCIAL REPORTING
      The management of Schawk, Inc. is responsible for the preparation and integrity of all financial statements and other information contained in the Schawk, Inc. Form 10-K Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management giving due consideration to materiality. The Company maintains internal control systems designed to provide reasonable assurance that the Company’s financial records reflect the transactions of the Company and that its assets are protected from loss or unauthorized use.
      The Company’s financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm, whose report thereon follows. As part of their audit of the Company’s financial statements, Ernst & Young LLP considered the Company’s system of internal control to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Management has made available to Ernst & Young LLP the Company’s financial records and related data.
      The Audit Committee of the Board of Directors is responsible for reviewing and evaluating the overall performance of the Company’s financial reporting and accounting practices. The Committee meets periodically and independently with management and the independent registered public accounting firm to discuss the Company’s internal accounting controls, auditing and financial reporting matters. The independent registered public accounting firm has unrestricted access to the Audit Committee.
/s/ David A. Schawk

David A. Schawk
President and Chief Executive Officer
Principal Executive Officer
/s/ James J. Patterson

James J. Patterson
Senior Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Schawk, Inc.
      We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of Schawk, Inc. management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Chicago, Illinois
February 11, 2005

Schawk, Inc.
Consolidated Balance Sheets

	December 31

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,268	$5,227
Trade accounts receivable, less allowance for doubtful accounts of $1,773 in 2004 and $1,595 in 2003	56,332	35,642
Inventories	10,339	8,085
Prepaid expenses and other	4,702	3,902
Refundable income taxes	1,832	1,204
Deferred income taxes	2,353	2,086

Total current assets	82,826	56,146
Property and equipment, net	46,431	36,372
Goodwill	71,720	62,936
Intangible assets	12,754	1,912
Other assets	7,032	2,325

Total assets	$220,763	$159,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,424	$5,108
Accrued expenses	26,578	14,004
Income taxes payable	—	446
Current portion of long-term debt and capital lease obligations	6,683	6,062

Total current liabilities	41,685	25,620
Long-term debt	39,500	21,000
Capital lease obligations	464	21
Other	979	970
Deferred income taxes	6,695	5,708
Stockholders’ Equity:
Common stock	191	187
Additional paid-in capital	92,350	87,928
Retained earnings	61,330	41,461
Accumulated comprehensive income (loss), net	2,442	1,087

	156,313	130,663
Treasury stock, at cost	(24,873)	(24,291)

Total stockholders’ equity	131,440	106,372

Total liabilities and stockholders’ equity	$220,763	$159,691

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations

	Years Ended December 31

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net sales	$238,345	$201,031	$186,189
Cost of sales	137,017	119,760	113,311

Gross profit	101,328	81,271	72,878
Selling, general, and administrative expenses	63,536	53,735	48,215
Restructuring and other charges	—	—	2,631

Operating income	37,792	27,536	22,032
Other income (expense):
Interest and dividend income	188	72	236
Interest expense	(1,960)	(1,900)	(2,789)
Other	—	1,556	234

	(1,772)	(272)	(2,319)

Income before income taxes and minority interest	36,020	27,264	19,713
Income tax provision	13,342	10,280	6,203

Income before minority interest	22,678	16,984	13,510
Minority interest in net loss of subsidiary	—	—	21

Net income	$22,678	$16,984	$13,531

Earnings per share:
Basic	$1.05	$0.79	$0.63
Diluted	$1.01	$0.78	$0.62
Weighted average shares outstanding:
Basic	21,603	21,379	21,469
Diluted	22,515	21,839	21,675
Dividends per Class A common share	$0.13	$0.13	$0.13
See accompanying notes.

Schawk, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$22,678	$16,984	$13,531
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,803	11,416	11,977
Amortization	923	—	—
Deferred income taxes	(789)	917	(497)
Asset impairment charge	—	—	2,210
Loss (gain) realized on sale of equipment	101	(635)	(84)
Minority interest in net loss of subsidiary	—	—	(21)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(14,230)	2,863	356
Inventories	(231)	455	(538)
Prepaid expenses and other	431	(363)	906
Trade accounts payable and accrued expenses	4,562	448	2,113
Income taxes refundable/payable	1,185	131	(2,094)

Net cash provided by operating activities	26,433	32,216	27,859
Investing activities
Proceeds from disposal of property and equipment	248	1,713	1,040
Purchases of property and equipment	(12,238)	(6,933)	(7,634)
Acquisitions, net of cash acquired	(29,278)	(2,170)	(2,069)
Contingent acquisition purchase price paid to escrow account	(2,574)	—	—
Other	(527)	(160)	(401)

Net cash used in investing activities	(44,369)	(7,550)	(9,064)
Financing activities
Proceeds from debt	33,200	19,562	14,266
Issuance of common stock	4,428	2,012	787
Principal payments on debt	(14,700)	(39,062)	(28,729)
Principal payments on capital lease obligations	(66)	(255)	(351)
Cash dividends	(2,790)	(2,758)	(2,773)
Purchase of common stock	(603)	(2,278)	(987)

Net cash provided by (used in) financing activities	19,469	(22,779)	(17,787)
Effect of foreign currency rate changes	508	1,289	(69)

Net increase in cash and cash equivalents	2,041	3,176	939
Cash and cash equivalents beginning of period	5,227	2,051	1,112

Cash and cash equivalents end of period	$7,268	$5,227	$2,051

Supplementary disclosure of cash flow information:
Dividends issued in the form of Class A common stock	$19	$18	$17
Cash paid for interest	1,876	1,865	2,630
Cash paid for income taxes	13,025	9,215	8,071

Schawk, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2002, 2003 and 2004

	Class A	Additional		Accumulated		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders
	Stock	Capital	Earnings	Income	Stock	Equity

	(In thousands)
Balance at December 31, 2001	$185	$85,157	$16,512	$(1,247)	$(21,070)	$79,537
Net income	—	—	13,531	—	—	13,531
Sale of Class A common stock	—	180	—	—	—	180
Purchase of Class A treasury stock	—	—	—	—	(987)	(987)
Stock issued under employee stock purchase plan	1	507	—	—	—	508
Foreign currency translation adjustment	—	—	—	(311)	—	(311)
Issuance of Class A common stock under dividend reinvestment program	—	—	(17)	—	21	4
Cash dividends	—	—	(2,773)	—	—	(2,773)
Issuance of Class A common restricted shares to employees	—	78	—	—	—	78

Balance at December 31, 2002	$186	$85,922	$27,253	$(1,558)	$(22,036)	$89,767
Net income	—	—	16,984	—	—	16,984
Sale of Class A common stock	1	1,355	—	—	—	1,356
Purchase of Class A treasury stock	—	—	—	—	(2,278)	(2,278)
Stock issued under employee stock purchase plan	—	616	—	—	—	616
Foreign currency translation adjustment	—	—	—	2,645	—	2,645
Issuance of Class A common stock under dividend reinvestment program	—	—	(18)	—	23	5
Cash dividends	—	—	(2,758)	—	—	(2,758)
Issuance of Class A common restricted shares to employees	—	35	—	—	—	35

Balance at December 31, 2003	$187	$87,928	$41,461	$1,087	$(24,291)	$106,372
Net income	—	—	22,678	—	—	22,678
Sale of Class A common stock	3	3,672	—	—	—	3,675
Purchase of Class A treasury stock	—		—	—	(603)	(603)
Stock issued under employee stock purchase plan	1	750	—	—	—	751
Foreign currency translation adjustment	—	—	—	1,355	—	1,355
Issuance of Class A common stock under dividend reinvestment program	—	—	(19)	—	21	2
Cash dividends	—	—	(2,790)	—	—	(2,790)

Balance at December 31, 2004	$191	$92,350	$61,330	$2,442	$(24,873)	$131,440

See accompanying notes.

Schawk, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

NOTE 1.	Basis of Presentation and Description of Business
      Schawk, Inc. including its subsidiaries (the Company) is a leading provider of digital imaging graphic services for the consumer products industry in North America, UK/ Europe and Asia. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.
      The Company has collective bargaining agreements with production employees representing approximately 22% of its workforce. The significant contracts are with local units of the Graphic Communications International Union, the Communications, Energy & Paperworkers Union of Canada and the Amicus and GPMU union of the UK and expire in 2005 through 2009. The percentage of employee covered by contracts expiring within one year is approximately 14%.

NOTE 2.	Summary of Significant Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Inventories
      Inventories are stated at the lower of cost or market. Certain inventories, which approximate 16% of total inventories in 2004 and 2003 are determined on the last in, first out (LIFO) cost basis. The remaining inventories are determined on the first in, first out (FIFO) cost basis.
Property and Equipment
      Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
Goodwill
      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. (SFAS) 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment.
      The Company performed the required impairment test of goodwill and indefinite-lived intangible assets in 2004, 2003 and 2002. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test. No impairment charge was required to be recorded in 2004, 2003 or 2002.
Long-lived Assets
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with SFAS 144, when events or conditions indicate a potential impairment, the Company evaluates the carrying value of long-lived assets, including intangible assets, based upon current and expected undiscounted cash flows, and recognizes an impairment when the estimated cash flows are less than the carrying value of the asset. See Note 5 for further information regarding impairment of long-lived assets.
Customer Rebates
      The Company has rebate agreements with certain customers. The agreements offer discount pricing based on volume over a multi-year period. The Company accrues the estimated rebates over the term of the agreement, reducing revenue and crediting a current liability account. At the end of the rebate accounting period, typically annually, the rebate is settled in cash and the accrued liability account is charged. The Company accounts for changes in the estimated rebate amounts as soon as it has determined that the estimated sales for the rebate period have changed.
Shipping and Handling Fees and Costs
      Shipping and handling fees billed to customers for product shipments are recorded in “Net sales” in the Consolidated Statements of Operations. Shipping and handling costs are included in inventory for jobs-in-progress and included in “Cost of sales” in the Consolidated Statements of Operations when jobs are completed and invoiced.
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
      The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management’s judgment, it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Foreign Currency Translation
      The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at year-end and income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from the translation of foreign currency financial statements are included in accumulated comprehensive income (loss) as a component of stockholders’ equity.
Fair Value of Financial Instruments
      For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates book value based on terms available to the Company in financial markets at December 31, 2004 and 2003.
Comprehensive Income
      The components of comprehensive income, net of related tax, for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Net income	$22,678	$16,984	$13,531
Foreign currency translation adjustments	1,355	2,645	(311)

Comprehensive income	$24,033	$19,629	$13,220

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
Stock Based Compensation
      At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31

	2004	2003	2002

Net income, as reported	$22,678	$16,984	$13,531
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,064	719	865

Net income, pro forma	$21,614	$16,265	$12,666

Earnings per share
Basic	$1.05	$0.79	$0.63
Diluted	$1.01	$0.78	$0.62
Pro forma earnings per share
Basic	$1.00	$0.76	$0.59
Diluted	$0.96	$0.74	$0.58
Reclassifications
      Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentations.

NOTE 3.	New Accounting Principles
      In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after June 15, 2005 . We are currently evaluating the provisions of SFAS 123(R), and the impact on our consolidated financial position and results of operations.

NOTE 4.	Restructuring and Other Charges
2002 Actions
      During the third quarter of 2002, a total of 16 positions were eliminated at an east coast facility due to a decline in the advertising business. A provision for severance pay and other employee benefits in the amount of $421 was recorded. Although this staff reduction was not part of a formal restructuring plan, the charge for severance and other employee benefits was included in “Restructuring and other charges” on the Consolidated

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
Statement of Operations. As of December 31, 2004, $392 of the severance pay provision has been paid; $29 remains unpaid and is included in accrued expenses on the Consolidated Balance Sheet.
      There were no restructuring charges in 2003 or 2004.
Summary:

	2004	2003	2002

Restructuring and Other Charges
Severance and other employee termination costs	—	—	$421
Impairment Charges (see Note 5)
Computer equipment and software	—	—	1,851
Other	—	—	359

	—	—	2,210

Restructuring and Other Charges	—	—	$2,631

NOTE 5.	Impairment of Long-lived Assets
      In accordance with Statement of Financial Standards No. 144 (see note 2, Summary of Significant Accounting Policies), the Company reviews its long-lived assets for impairment when events or conditions indicate a potential impairment. During 2002, certain assets were taken out of service or their future cash flows were not sufficient to support the book value and an asset impairment charge of $2,210 was recorded and included in “Restructuring and Other Charges” on the Consolidated Statement of Operations. The assets involved in the 2002 impairment charge were primarily computer equipment and software.

NOTE 6.	Acquisitions
      On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir, which operates under the trade name “Winnetts”, is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets. The acquisition has resulted in the recognition of goodwill in the Company’s financial statements. The goodwill reflects the strategic fit and United Kingdom and European entry that the acquired business brings to the Company’s existing operations. Since the acquisition occurred on December 31, 2004, there are no results of operations of Weir included in the Consolidated Statement of Operations for the year ended December 31, 2004.
      The purchase price of $23,032 consisted of $22,086 paid in cash to an escrow account for the benefit of the seller at closing and $946 in acquisition-related professional fees. In addition, $975 was paid to the escrow account at closing to be used for potential purchase price adjustments upon completion of final accounting and for accrued legal fees. The additional amount paid to escrow is included in Other Assets in the Consolidated Balance Sheet at December 31, 2004. The Company also recorded a restructuring reserve, primarily for employee severance and lease abandonment expenses, in the amount of $2,500, based on preliminary plans for consolidation of certain operating facilities of the acquired business.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Company recorded the purchase price allocation based upon a preliminary tangible and intangible asset appraisal that will be finalized during 2005. A summary of the preliminary estimated fair values assigned to the acquired assets as of December 31, 2004 is as follows:

Trade accounts receivable	$6,460
Inventory	1,340
Other current assets	1,231
Deferred income tax asset	750
Fixed assets	9,078
Customer relationship intangible asset	8,717
Goodwill	5,939
Current liabilities	(7,519)
Capital leases	(464)
Reserve for restructuring	(2,500)

Net cash consideration	$23,032
      The purchase price allocation for this acquisition has not been finalized. The Company will adjust the preliminary purchase price allocation upon the completion of the tangible and intangible asset appraisal now in process and upon finalization of the Company’s restructuring plan.
      The preliminary weighted-average amortization period of the customer relationship intangible asset is 9 years. The intangible asset amortization expense, based on the preliminary allocation, will be $969 annually for each of the five fiscal years beginning with 2005. The amount allocated to goodwill per the purchase price allocation is expected to be tax-deductible.
      The following table summarizes unaudited pro forma financial information assuming the Winnetts acquisition had occurred on January 1, 2004. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on that date and should not be taken as representative of our future consolidated results of operations. The Company has not finalized its integration plan. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of the goodwill recorded or decrease net income, depending on the nature of the costs.

	2004	2003

Sales	$276,150	$236,831
Net income	22,484	18,633
Net income per share, basic	$1.04	$0.87
Net income per share, diluted	$1.00	$0.85
      The Company acquired certain assets and assumed certain liabilities of the Virtualcolor division of Fort Dearborn Company, located in Elk Grove Village, Illinois, effective as of January 1, 2004. Virtualcolor is a provider of digital imaging graphic services and has been merged with an existing Company facility. The acquisition has resulted in the recognition of goodwill in the Company’s financial statements; this goodwill arises because the purchase price reflects the complimentary strategic fit and resulting synergy that the acquired business brings to the Company’s existing operations.
      The results of operations of Virtualcolor from acquisition date are included in the Consolidated Statement of Operations for the year ended December 31, 2004. Pro forma results of operations for the year ended December 31, 2003 are not presented due to the lack of financial information specific to the acquired operation in prior periods.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The purchase price of $4,929 consisted of $4,859 paid in cash to the seller at closing and $70 in acquisition-related legal fees. In addition, there is contingent additional purchase price of $1,600, which was paid to an escrow account pending settlement of the purchase price adjustments specified in the acquisition agreement. The amount paid to escrow is included in Other Assets in the Consolidated Balance Sheet at December 31, 2004.
      The Company recorded the purchase price allocation based upon a tangible and intangible asset appraisal that was completed during the second quarter of 2004. A summary of the estimated fair values assigned to the acquired assets is as follows:

Inventory	$683
Machinery and equipment	150
Employee liabilities assumed	(121)
Customer relationship intangible asset	2,300
Non-compete intangible asset	100
Goodwill	1,817

Net cash consideration	$4,929
      The weighted-average amortization period of the customer relationship intangible asset is 19 years. The amortization period of the non-compete intangible asset is five years. The intangible asset amortization expense was $154 for the year ended December 31, 2004 and will be $154 annually for each of the four fiscal years beginning with 2005.
      The contingent purchase price of $1,600, which was paid to an escrow account, is conditional upon the performance of the acquired business over a three-year period. The purchase price allocation will be adjusted to include the additional purchase price if the conditions have been satisfied.
      The Company also completed two acquisitions during the fourth quarter of 2003, acquiring 100% of the capital stock of Blue Mint Associates, Inc. and certain assets of Pixxon, Inc. Both operations are located in San Francisco, California and provide the Company with an entry into the West coast design and digital imaging graphic services markets. The base purchase price of the 2003 acquisitions was $2,200, with up to $3,300 in additional payments contingent upon the performance of the acquired businesses over a three-year period. In addition, $28 of contingent purchase price related to a prior acquisition was paid. At year-end 2003, the Company allocated the purchase price to the estimated fair value of the net assets acquired, pending the results of a tangible and intangible asset appraisal that was in process. The preliminary purchase price allocation resulted in the recording of $1,460 of goodwill.
      In 2004 the Company completed the tangible and intangible asset appraisal of the 2003 acquisitions and adjusted the preliminary purchase price allocation recorded at the end of 2003. Also during 2004, $247 and $80 of purchase price adjustments were paid related to the Blue Mint and Pixxon acquisitions, respectively, as well as $991 of additional purchase price pursuant to the contingency provisions of the Blue Mint purchase contract. In addition, $313 of additional contingent purchase price was accrued at year-end 2004 pursuant to the contingency provisions of the Pixxon purchase contract.
      A summary of the adjusted fair values assigned to the acquired assets is as follows:

Fair value of assets acquired, net of cash received	$996
Customer relationship intangible asset	500
Non-compete intangible asset	60
Goodwill	2,245

Net cash consideration	$3,801

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The amortization periods of the customer relationship intangible asset and the non-compete intangible asset are seven years and five years, respectively. The intangible asset amortization expense was $83 for the year ended December 31, 2004 and will be $83 annually for each of the four fiscal years beginning with 2005.
      The purchase price allocation will be adjusted to include additional amounts due pursuant to the contingent purchase price provisions of the acquisition agreements if the conditions are met.

NOTE 7.	Related Party Transactions
      A receivable of approximately $88 and $38 from Geneva Waterfront, Inc., which is owned by a stockholder of the Company, is included in other assets at December 31, 2004 and December 31, 2003, respectively.
      During the second quarter of 2002, the Company sold a building used for storage to the Chairman of the Board, the majority stockholder of the Company. The building was sold for $750, which resulted in a gain of $145, included in “Cost of sales” on the Consolidated Statements of Operations. An independent appraisal was obtained and the building was sold for more than the appraised value. The independent members of the Board of Directors approved this transaction.
      The Company also leases land and a building from a related party. See Note 15 — Leases and Commitments.

NOTE 8.	Inventories
      Inventories consist of the following:

	December 31,

	2004	2003

Raw materials	$3,768	$2,129
Work in process	7,653	7,033

	11,421	9,162
Less: LIFO reserve	(1,082)	(1,077)

	$10,339	$8,085

NOTE 9.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2004	2003

Land and improvements	$725	$715
Buildings and improvements	14,815	13,171
Machinery and equipment	71,112	68,623
Leasehold improvements	15,716	9,931
Computer software	13,731	11,355

	116,099	103,795
Accumulated depreciation and amortization	(69,668)	(67,423)

	$46,431	$36,372

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 10.	Intangible Assets
      Intangible assets, resulting primarily from acquisitions accounted for under the purchase method of accounting, consists of the following. Included in the customer relationship total is $8,717 which represents an estimate of the customer relationship asset for the Weir Holdings asset acquisition on December 31, 2004, based on a preliminary purchase price allocation. This amount will be adjusted in 2005 when the purchase price allocation is finalized.

	December 31,

	2004	2003

Customer relationships	$12,632	$1,111
Non-compete agreements	681	535
Patents	311	295

	13,624	1,941
Accumulated amortization	(870)	(29)

	$12,754	$1,912

      The weighted average life of the intangible assets is 10.3 years. Amortization expense related to the intangible assets totaled $841and $29 in 2004 and 2003, respectively. There was no amortization in 2002. Future amortization expense for each of the next five fiscal years beginning in 2005 is expected to be $1,277 excluding any incremental expense that could result if we consummate future acquisitions.

NOTE 11.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2004	2003

Accrued compensation and payroll taxes	$13,102	$8,246
Accrued customer rebates	1,059	1,699
Accrued professional fees	2,765	397
Accrued interest	178	148
Accrued property taxes	518	473
Restructuring reserve	2,514	105
Other	6,442	2,936

	$26,578	$14,004

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 12.	Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

Series A senior note payable — Tranche A	$15,000	$15,000
Series A senior note payable — Tranche B	10,000	0
Series B senior note payable	6,000	12,000
U.S. bank credit agreement	14,500	0

	45,500	27,000
Less amounts due in one year or less	(6,000)	(6,000)

	$39,500	$21,000

      The Series A note — Tranche A bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The Series A note — Tranche B bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. Both series of notes were issued pursuant to the Company’s private placement Note Purchase Agreement dated December 23, 2003 and are unsecured. The notes may be prepaid in whole or in part at any time.
      The Series B note bears interest at 6.98% and the final annual installment of $6,000 is payable in 2005. The note may be prepaid in whole or in part at any time.
      The borrowings under the bank credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on borrowings under this agreement was 3.07% at December 31, 2004. The credit agreement provides maximum borrowings of $30,000 and expires on June 11, 2009. The bank credit agreement in effect at December 31, 2004 was replaced on January 28, 2005 by a $100,000 credit agreement related to the Company’s January 31, 2005 acquisition. See Note 21 — Subsequent Events for more information.
      Borrowings under the above agreements are subject to certain restrictive covenants, including working capital, fixed charge coverage, funded debt and leverage ratios. The Company is in compliance with all required covenants at December 31, 2004.
      Annual maturities of long-term debt at December 31, 2004 are as follows:

2005	$6,000
2006	0
2007	2,143
2008	3,571
2009	18,071
Thereafter	15,715

$45,500

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 13.	Stockholders’ Equity
      Stockholders’ equity includes the following:

	December 31,

	2004	2003

Common stock:
Class A voting, $0.008 par value, 40,000,000 shares authorized; 24,025,915 and 23,602,330 shares issued at December 31, 2004 and 2003, respectively; 21,816,879 and 21,435,877 shares outstanding at December 31, 2004 and 2003, respectively	$191	$187

Treasury stock:
2,209,036 and 2,166,443 shares of Class A common stock at December 31, 2004 and 2003, respectively	$24,873	$24,291

NOTE 14.	Income Taxes
      The provision (credit) for income taxes is comprised of the following:

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$11,205	$9,088	$4,283
State	186	1,057	450
Foreign	1,162	1,052	973

	12,553	11,197	5,706
Deferred:
Federal	663	(487)	858
State	298	(57)	95
Foreign	(172)	(373)	(456)

	789	(917)	497

Total	$13,342	$10,280	$6,203

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Components of deferred income tax assets and liabilities are as follows:

	December 31,

	2004	2003

Current deferred income taxes:
Inventory	$40	$44
Accruals and reserves not currently deductible	1,367	1,432
Foreign deferred taxes	946	610

Net current asset	$2,353	$2,086

Noncurrent deferred income taxes:
Property and equipment	$(3,282)	$(1,885)
Goodwill on asset acquisitions	(1,218)	(917)
Other	(2,195)	(2,906)

Net noncurrent liability	$(6,695)	$(5,708)

      Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

	Year Ended December 31,

	2004	2003	2002

Income taxes at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	.2	(.1)	.5
State income taxes	3.0	1.9	1.8
Foreign rate differential	1.2	.9	1.6
Reduction of accrual for prior year taxes	—	—	(4.8)
Prior year state refunds received	(2.4)	—	(2.7)

	37.0%	37.7%	31.4%

      The domestic and foreign components of income before income taxes is as follows:

	2004	2003	2002

Domestic	$32,923	$25,404	$18,289
Foreign	$3,097	1,860	1,424

Total	$36,020	$27,264	$19,713
      The undistributed earnings of foreign subsidiaries were approximately $10,837 and $7,645 at December 31, 2004 and 2003, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, we have not decided whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U. S.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 15.	Leases and Commitments
      The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $673 in 2004 and $660 in 2003 and 2002.
      The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Total rent expense incurred under all operating leases was approximately $5,149, $4,553, and $4,049, for the years ended December 31, 2004, 2003 and 2002, respectively.
      Future minimum payments under leases with terms of one year or more are as follows at December 31, 2004

	Capital	Operating
	Leases	Leases

2005	$742	$5,970
2006	486	4,636
2007	17	4,059
2008	—	3,552
2009	—	2,728
Thereafter	—	11,700

	$1,245	$32,645

Less: Amounts representing interest	98

	1,147
Less: Current portion	683

	$464

      The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at both December 31, 2004 and December 31, 2003. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

NOTE 16.	Employee Benefit Plans
      The Company has various defined contribution plans for the benefit of its employees. The plans provide a 100% match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) was 5.0% in 2004, 4.5% in 2003 and 4.0% in 2002. Contributions to the plans were $1,942, $1,600 and $1,403 in 2004, 2003 and 2002, respectively.
      The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $984, $979 and $949 in 2004, 2003 and 2002, respectively.
      The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The Company issues new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
the Company stock. The number of shares issued for this plan was 63 in 2004, 59 in 2003 and 51 in 2002. The discount from market value for the shares issued was $132 in 2004, $92 in 2003 and $76 in 2002.

NOTE 17.	Stock/ Equity Option Plans
      The Company has an Equity Option Plan that provides for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company has also adopted an Outside Directors’ Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. Options granted under these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant and vest over a three-year period.
      A summary of options outstanding at each of the three years ended December 31, 2004, 2003 and 2002, and other data for the three years then ended under all option plans is as follows:

	Outstanding Options
	of Class A	Weighted Average
	Common Stock	Exercise Price

Balance, December 31, 2001	1,934	9.42
Granted	626	9.66
Exercised	(18)	8.59
Cancelled	—	—

Balance, December 31, 2002	2,542	9.48

Granted	530	9.31
Exercised	(177)	8.77
Cancelled	—	—

Balance, December 31, 2003	2,895	9.49

Granted	576	14.21
Exercised	(360)	10.20
Cancelled	(28)	9.47

Balance December 31, 2004	3,083	$10.29

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average Exercise	Number	Average of
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Exercisable Price

$ 6.00 - $ 7.50	35	1.0	$7.00	35	$7.00
7.51 - 9.00	752	4.5	8.23	752	8.23
9.01 - 10.50	1,438	6.7	9.48	1,271	9.52
10.51 - 12.00	203	4.2	11.31	197	11.33
12.01 - 13.50	20	9.4	12.98	7	12.98
13.51 - 15.00	635	8.5	14.32	262	14.43

	3,083			2,524

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Options available for grant under the plans were 1,646, 2,195 and 2,725 at December 31, 2004, 2003 and 2002, respectively. Options exercisable under the plans were 2,524, 2,334, and 1,991 in 2004, 2003 and 2002 respectively. The weighted-average fair values of options granted during 2004, 2003, and 2002 were $3.64 per share, $2.22 per share and $2.37 per share, respectively.
      The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 2 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-based Compensation”, to stock-based employee compensation.
      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2004	2003	2002

Expected dividend yield	0.90%	1.30%	1.30%
Expected stock price volatility	16.60%	16.40%	17.20%
Risk-free interest rate range	4.0%	4.0%	4.0%
Weighted-average expected life of options	7 years	7 years	7 years
      Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management’s opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

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
      The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002

Net Income	$22,678	$16,984	$13,531

Weighted average shares	21,603	21,379	21,469
Effect of dilutive employee stock options	912	460	206

Adjusted weighted average shares and assumed conversions	22,515	21,839	21,675

Basic earnings per share	$1.05	$0.79	$0.63
Diluted earnings per share	$1.01	$0.78	$0.62
      Options to purchase 68 shares of Class A common stock at exercise prices ranging from $14.66-$15.00 per share were outstanding at December 31, 2004 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2014.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Options to purchase 323 shares of Class A common stock at exercise prices ranging from $11.50-$15.00 per share were outstanding at December 31, 2003 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2013.
      Options to purchase 358 shares of Class A common stock at exercise prices ranging from $10-$15 per share were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2012.
NOTE 19.     Geographic Reporting
      The Company operates a single business segment, Digital Imaging Graphic Arts. During 2004, the Company operated primarily in two geographic areas, the United States and Canada. Assets in the UK and Europe in 2004 resulted from the acquisition of the operating assets of Weir Holdings at December 31, 2004. Summary financial information for continuing operations by geographic area for 2004, 2003 and 2002 is as follows:

			UK and	Other
	United States	Canada	Europe	Foreign	Total

2004
Sales	$190,983	$33,398	—	$13,964	$238,345
Long-lived assets	87,863	19,196	$23,734	7,144	137,937
Net assets	121,329	12,479	—	(2,368)	131,440
2003
Sales	$159,861	$30,648	—	$10,522	$201,031
Long-lived assets	78,807	16,999	—	7,739	103,545
Net assets	98,588	10,192	—	(2,408)	106,372
2002
Sales	$153,056	$25,448	—	$7,685	$186,189
Long-lived assets	81,400	15,940	—	8,452	105,792
Net assets	84,162	7,187	—	(1,582)	89,767
      Long-lived assets are non-current assets that are identified with the operations in each geographic area.
NOTE 20.     Other Income
      For the year ended December 31, 2004, there were no items included in Other income on the Consolidated Statement of Operations.
      For the year ended December 31, 2003, the items included in Other income on the Consolidated Statement of Operations were: 1) a distribution in the amount of $303 representing the Company’s share of a gain from the sale of a mutual insurance company, of which the Company was a policyholder, 2) a favorable litigation settlement of $371, 3) proceeds of a life insurance policy on a former employee in the amount of $382, and 4) $500 resulting from the reversal of an indemnity reserve related to a prior disposition, for which the indemnity period had expired.
      For the year ended December 31, 2002, the amount included in Other income on the Consolidated Statement of Operations represented a favorable litigation settlement.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 21.	Subsequent Events
      On January 31, 2005, the Company completed the previously announced acquisition of all of the outstanding stock of KAGT Holdings, Inc. KAGT Holdings is the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. Seven Worldwide, formerly known as Applied Graphics Technologies, Inc., has revenues of approximately $370,000, fits well with the Company’s existing operations and will provide entry for the Company into new markets and geographic regions. The Company expects to realize significant operating synergies as a result of this acquisition through consolidation of duplicate facilities and reduced operating expenses. The Company anticipates that a restructuring reserve, principally for employee severance and lease abandonment expenses, will be recorded in connection with this acquisition.
      The purchase price of $191,000 was paid in cash of $122,400 at closing and by issuance of 4,000 shares of the Company’s Class A common stock with a value of $68,600.
      The purchase price allocation of this acquisition has not been completed. The Company will allocate the purchase price to the fair value of the net assets acquired upon completion of a tangible and intangible asset appraisal and integration plan now in process.
      In connection with the Company’s financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year revolving unsecured credit facility of $100,000, with an accordion feature that allows the facility to increase to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio.
      Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively.

NOTE 22.	Quarterly Financial Data (unaudited)
      Unaudited summarized financial data by quarter for 2004 and 2003 is as follows:

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share amounts)
Net sales	$48,705	$51,635	$50,500	$50,191	$52,077	$64,456	$62,245	$59,567
Cost of sales	27,849	30,947	29,864	31,101	31,310	37,025	34,027	34,655

Gross Profit	20,856	20,688	20,636	19,090	20,767	27,431	28,218	24,912
Net income	$4,201	$4,578	$4,309	$3,896	$3,627	$6,621	$7,317	$5,113

Earnings per share
Basic	$0.20	$0.21	$0.20	$0.18	$0.17	$0.31	$0.34	$0.23
Diluted	0.19	0.21	0.20	0.18	0.16	0.30	0.33	0.22
      Prior-year amounts have been reclassified to conform to current-year presentation

ITEM 9.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between our independent registered public accounting firm and us during our two most recent fiscal years or any subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDURES
      The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
      During the fiscal quarter ended December 31, 2004, there was no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information with respect to directors, executive officers, code of ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2005.

ITEM 11.	EXECUTIVE COMPENSATION
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2005 and from Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a)1. The following financial statements of Schawk, Inc are filed as part of this report under Item 8-Financial Statements and Supplementary Data:
      Report of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets — Years Ended December 31, 2004 and 2003
      Consolidated Statements of Operations — Years Ended December 31, 2004, 2003, and 2002
      Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003, and 2002
      Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2004, 2003, and 2002
      Notes to Consolidated Financial Statements — December 31, 2004
      2. Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:
      Schedule II — Valuation and qualifying accounts.
      3. Exhibits

Incorporated Herein by
Reference to

3.1		Certificate of Incorporation of Schawk, Inc., as amended.	Registration Statement No. 33-85152

3.3		By-Laws of Schawk, Inc., as amended.	Registration Statement No. 333-39113

4.1		Specimen Class A Common Stock Certificate.	Registration Statement No. 33-85152

10	.12*	Schawk, Inc. 1988 Equity Option Plan.	1988 10-K

10	.13a*	First Amendment to Schawk, Inc. 1988 Equity Option Plan.	1992 10-K

10	.13b*	Second Amendment to Schawk, Inc. 1988 Equity Option Plan.	Registration Statement No. 33-85152

10.22		Lease Agreement dated as of July 1, 1987, and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152

10.23		Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152

10	.26*	Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.	Registration Statement No. 33-85152

10	.27*	Form of Clarence W. Schawk Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.	Registration Statement No. 33-85152

10	.28*	Form of David A. Schawk Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.	Registration Statement No. 33-85152

10.31		Form of Registration Rights Agreement dated December 30, 1994, by and among Schawk, Inc. and certain investors.	Registration Statement No. 33-85152

10.32		Money Market Demand Note dated February 7, 1997 from Schawk, Inc., borrower, to the Northern Trust Company, lender.	Registration Statement No. 333-39113

10.33		Demand Note Agreement dated September 12, 1996 between Schawk Canada, Inc. and First Chicago NBD Canada and related continuing Guaranty of Schawk, Inc.	Registration Statement No. 33-39113

10.35		Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152

10	.37*	Schawk, Inc. Retirement Trust effective January 1, 1996.	1996 10-K

Incorporated Herein by
Reference to

10	.38*	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.	1996 10-K

10.42		Schawk, Inc. Note Agreement dated as of August 18, 1995.	1996 10-K

10.43		Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375

10	.44a	Credit Agreement dated January 23, 1999, by and between Schawk, Inc. and The First National Bank of Chicago.	Form 8-K dated January 28, 1999

10	.44b	Amendment No. 1 to Credit Agreement dated March 15, 1999 by and between Schawk, Inc. and The First National Bank of Chicago.	Form 8-K dated March 17, 1999

10	.45*	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.	Registration Statement No. 333-68521

10.46		Second Amended and Restated Credit Agreement dated as of October 29, 1999, by and between Schawk, Inc. and Bank One, NA, excluding exhibits.	1999 10-K

10.47		Note Purchase Agreement dated December 23, 2003 by and between Schawk, Inc and Massachusetts Mutual Life Insurance Company.	2003 10-K

10.48		Credit Agreement dated June 11, 2004 by and between Schawk Inc. and Bank One, N. A.	Form 8-K dated June 16, 2004

21**		List of Subsidiaries.

23**		Consent of Independent Registered Public Accounting Firm.

31	.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31	.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended.

32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).

**	Document filed herewith.

Schawk, Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Balance beginning of year	$1,595	$1,269	$813
Provision	752	613	745
Deductions(1)	574	287	289

Balance end of year	$1,773	$1,595	$1,269

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 24th day of March 2005.

Schawk, Inc.

By:	/s/ Clarence W. Schawk

Clarence W. Schawk
Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 2005.

/s/ Clarence W. Schawk Clarence W. Schawk	Chairman of the Board and Director

/s/ David A. Schawk David A. Schawk	President, Chief Executive Officer, and Director

/s/ A. Alex Sarkisian, Esq. A. Alex Sarkisian, Esq.	Executive Vice President, Corporate Secretary and Director

/s/ James J. Patterson James J. Patterson	Senior Vice President and Chief Financial Officer

/s/ John T. McEnroe, Esq. John T. McEnroe, Esq.	General Counsel, Assistant Secretary, and Director

/s/ Leonard S. Caronia Leonard S. Caronia	Director

/s/ Judith W. McCue, Esq. Judith W. McCue, Esq.	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director