Form 10-Q
period 2005-03-31
SCHAWK INC
filed 2005-05-12
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                    Yes [ ] No [X]

        The number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2005 is: 25,449,822 Shares of Class
                        A Common Stock, $.008 par value

================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                 March 31, 2005

PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----

      Item 1. Financial Statements                                                3
      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              11
      Item 3. Quantitative and Qualitative Disclosures about Market Risk         15
      Item 4. Controls and Procedures                                            15

PART II - OTHER INFORMATION

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        16
      Item 6. Exhibit                                                            17
              Signatures                                                         19

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                      2005         2004
                                                                                  -----------   ------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     8,228   $    7,268
   Trade accounts receivable, less allowance for doubtful accounts
    of $5,973 at March 31, 2005 and $1,773 at December 31, 2004                       137,732       56,332
   Inventories                                                                         30,766       10,339
   Prepaid expenses and other                                                          14,778        4,702
   Refundable income taxes                                                                285        1,832
   Deferred income taxes                                                               16,404        2,353
                                                                                  -----------   ----------
Total current assets                                                                  208,193       82,826

Property and equipment, less accumulated depreciation of
   $72,017 at March 31, 2005 and $69,668 at December 31, 2004                          95,517       46,431
Goodwill                                                                              209,652       71,720
Intangible assets, net                                                                 57,846       12,754
Other assets                                                                            6,581        7,032
                                                                                  -----------   ----------
Total assets                                                                         $577,789     $220,763
                                                                                  ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                         $    27,323   $    8,424
   Accrued expenses                                                                    89,975       26,578
   Income taxes payable                                                                11,042           --
   Notes payable                                                                        7,700           --
   Current portion of long-term debt and capital lease obligations                      6,632        6,683
                                                                                  -----------   ----------
Total current liabilities                                                             142,672       41,685

Long-term debt                                                                        173,842       39,500
Capital lease obligations                                                                 270          464
Other                                                                                  20,342          979
Deferred income taxes                                                                  41,494        6,695

Stockholders' equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 28,098,792 and
     24,025,915 shares issued at March 31, 2005 and December 31, 2004, respectively; 25,440,401 and 21,816,879 shares
     outstanding at March 31, 2005 and December 31, 2004, respectively                    223          191
   Additional paid-in capital                                                         163,614       92,350
   Retained earnings                                                                   66,059       61,330
   Accumulated comprehensive income                                                     2,081        2,442
                                                                                  -----------   ----------
                                                                                      231,977      156,313

   Treasury stock, at cost, 2,658,391 and 2,209,036 shares of common
     stock at March 31, 2005 and December 31, 2004, respectively                      (32,808)     (24,873)
                                                                                  -----------   ----------
Total stockholders' equity                                                            199,169      131,440
                                                                                  -----------   ----------
Total liabilities and stockholders' equity                                        $   577,789   $  220,763
                                                                                  ===========   ==========

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  2005       2004
                                               ----------  ---------
Net sales                                      $ 130,751   $ 52,077
Cost of sales                                     86,197     31,310
Selling, general, and administrative expenses     33,676     14,542
                                               ---------   --------
Operating income                                  10,878      6,225

Other income (expense)
   Interest income                                    69         --
   Interest expense                               (1,943)      (465)
                                               ---------   --------
                                                  (1,874)      (465)
                                               ---------   --------

Income before income taxes                         9,004      5,760

Income tax provision                               3,440      2,133
                                               ---------   --------

Net income                                     $   5,564   $  3,627
                                               =========   ========

Earnings per share:
   Basic                                       $    0.23   $   0.17
   Diluted                                     $    0.22   $   0.16

Weighted average number of common and common
   equivalent shares outstanding                  25,670     22,366

Dividends per common share                     $  0.0325   $ 0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                 (In Thousands)

                                                                         2005        2004
                                                                       ----------  ---------
OPERATING ACTIVITIES
Net income                                                             $   5,564   $  3,627
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                         6,193      2,934
     Deferred income taxes                                                   565        373
     Loss realized on sale of property and equipment                          --          7
     Changes in operating assets and liabilities, net of effects from acquisitions:
         Trade accounts receivable                                       (10,200)    (5,120)
         Inventories                                                        (423)    (2,977)
         Prepaid expenses and other                                          925        125
         Trade accounts payable and accrued expenses                     (10,466)        59
         Income taxes refundable/payable                                   1,567      1,286
                                                                       ---------   --------
Net cash provided by (used in) operating activities                       (6,275)       314

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                651          1
Capital expenditures                                                      (3,377)    (1,921)
Acquisitions, net of cash acquired                                      (202,522)    (5,126)
Contingent acquisition purchase price received from (paid to) escrow         890     (1,600)
   account
Other                                                                        187        (42)
                                                                       ---------   --------
Net cash used in investing activities                                   (204,171)    (8,688)

FINANCING ACTIVITIES
Proceeds from debt                                                       142,030      8,700
Principal payments on capital lease obligations                             (283)        (9)
Payment of deferred loan fees                                               (588)        --
Common stock dividends                                                      (835)      (692)
Purchase of common stock                                                     (43)        --
Issuance of common stock                                                  71,296        588
                                                                       ---------   --------
Net cash provided by financing activities                                211,577      8,587
                                                                       ---------   --------
Effect of foreign currency rate changes                                     (171)      (158)
                                                                       ---------   --------
Net increase in cash and cash equivalents                                    960         55
Cash and cash equivalents beginning of period                              7,268      5,227
                                                                       ---------   --------
Cash and cash equivalents end of period                                $   8,228   $  5,282
                                                                       =========   ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                 $     342   $    258
Cash paid for income taxes                                                 1,401        474

See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                  (Unaudited)
                (In thousands of dollars, except per share data)

NOTE 1. BASIS OF PRESENTATION

The consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2004, as filed with its 2004 annual report on Form 10-K.

NOTE 2. INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3. DESCRIPTION OF BUSINESS

The Company is a leading supplier of digitized high resolution color graphic services to food, beverage, health & beauty, pharmaceutical, home care and consumer products packaging, point of sale, retail and advertising markets.

NOTE 4. INVENTORIES

Inventories consist of the following:

                     March 31,   December 31,
                        2005        2004
                     ---------   ------------
Raw materials        $  4,582    $     3,768
Work in process        27,266          7,653
                     --------    -----------
                       31,848         11,421
Less: LIFO reserve     (1,082)        (1,082)
                     --------    -----------
                     $ 30,766    $    10,339
                     ========    ===========

NOTE 5. EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the Consolidated Statements of Operations. Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding (stock options) for the period.

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three months ended March 31,
                                       ----------------------------
                                            2005           2004
                                       -------------   ------------
Net income                                $ 5,564        $ 3,627
                                          =======        =======

Weighted average shares                    24,239         21,465
Effect of dilutive stock options            1,431            901
                                          -------        -------
Adjusted weighted average shares and
   assumed conversions                     25,670         22,366
                                          =======        =======

Basic earnings per share                  $  0.23        $  0.17
                                          =======        =======

Diluted earnings per share                $  0.22        $  0.16
                                          =======        =======

NOTE 6. SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in three geographic areas, the United States, U.K. and Europe and Canada. Summary financial information by geographic area is as follows:

                               Three months ended March 31, 2005
                   -------------------------------------------------------
                                           U.K. and           Other
                   United States   Canada   Europe     Foreign      Total
                   -------------  -------  ---------  ----------  --------
Sales                $ 98,259     $ 8,770  $ 19,316   $   4,406   $130,751
Long-lived assets     318,493      19,334    24,863       6,908    369,598
Net Assets            188,677      13,026      (214)     (2,320)   199,169

                               Three months ended March 31, 2004
                   -------------------------------------------------------
                                           U.K. and                 Other
                   United States   Canada   Europe     Foreign      Total
                   -------------  -------  ---------  ----------  --------
Sales                $ 41,905     $ 7,444        --    $  2,728   $ 52,077
Long-lived assets      84,254      16,751        --       7,586    108,591
Net Assets            101,782      10,263        --      (2,417)   109,628

NOTE 7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2005 and 2004, respectively, are as follows:

                                          Three months ended March 31,
                                          ----------------------------
                                               2005           2004
                                          -------------   ------------
Net income                                    $5,564          $3,627
Foreign currency translation adjustments        (361)           (267)
                                              ------          ------
Comprehensive income                          $5,203          $3,360
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

                                                  Three Months Ended March. 31,
                                                  -----------------------------
                                                        2005          2004
                                                  -------------  --------------
Net income, as reported                             $   5,564      $   3,627
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (130)          (550)
                                                    ---------      ---------

Net income, pro forma                               $   5,434      $   3,077
                                                    =========      =========

Earnings per share
   Basic                                            $    0.23      $    0.17
   Diluted                                          $    0.22      $    0.16

Pro forma earnings per share
   Basic                                            $    0.22      $    0.14
   Diluted                                          $    0.21      $    0.14

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), "Share-Based Payment", which is a revision of SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R), and the impact on its consolidated financial position and results of operations.

NOTE 9. ACQUISITIONS

On January 31, 2005, the Company completed its acquisition of 100% of the outstanding stock of Seven Worldwide Holdings, Inc., formerly known as KAGT Holdings, Inc. Seven Worldwide Holdings was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The results of operations of Seven Worldwide, Inc. for the period February 1, 2005 through March 31, 2005 are included in the Consolidated Statement of Operations for the three month period ended March 31, 2005. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The Company expects to realize significant operating synergies as a result of this acquisition through consolidation of duplicate facilities and reduced operating expenses. The goodwill is not expected to be deductible as an operating expense for tax purposes.

The purchase price of $208,682 consisted of $135,566 paid in cash at closing, $2,596 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520, based on the average market price of the Company's common stock for the five day period beginning two business days before the execution of the acquisition agreement. Included in the purchase price is cash of $5,993 and 448 shares of the Company's Class A common stock, valued at $7,892, paid to the KAGT Holdings, Inc. Rabbi Trust, to be allocated to the subaccounts of certain stockholders and executives under the KAGT Holdings, Inc 2005 Deferred Compensation Plan. The assets of the Rabbi Trust are subject to the general creditors of the Company and have been accounted for as assets of the Company on the March 31, 2005 Consolidated Balance Sheet. The cash of $5,993 is included in Other current assets, the shares issued are included in Treasury Stock at a value of $7,892 and a Deferred compensation liability in the amount of $13,885 is included in Other current liabilities. The assets of the Rabbi Trust are expected to be distributed to the participants in the KAGT Holdings, Inc. Deferred Compensation Plan during the second quarter of 2005.

The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable                               $  71,200
Inventory                                                  20,004
Other current assets                                        4,972
Fixed assets                                               51,602
Intangible assets, principally customer relationships      46,267
Goodwill                                                  138,032
Other assets                                                1,522
Accounts payable                                          (19,093)
Other current liabilities                                 (61,426)
Income taxes payable                                      (16,445)
Long term debt and capital lease obligations                  (50)
Deferred income taxes                                     (14,760)
Other liabilities                                         (19,303)
                                                        ---------
Total purchase price, net of $6,160 cash received       $ 202,522

The weighted-average amortization period of the intangible assets, principally customer relationships, is 9.2 years. The intangible asset amortization expense was $935 for the quarter ended March 31, 2005 and will be $5,610 annually for each of the five fiscal years beginning April 1, 2005.

The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in this acquisition and began work on a consolidation plan before the acquisition was finalized. Although the plans are still preliminary, the Company has recorded an estimated restructuring reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the restructuring reserve are employee severance and lease termination expenses. The Company expects that most of the facility consolidations included in this plan will be initiated in the second and third quarters of 2005 and will adjust the restructuring reserve as better information becomes available. The reserve was recorded as an increase to Goodwill and Accrued expenses. The following table summarizes the reserve recorded at January 31, 2005 and the activity through March 31, 2005:

                       Balance    Additional              Balance
                    Jan 31, 2005    Expense   Payments  Mar 31, 2005
                    ------------  ----------  --------  ------------
Employee severance    $ 7,075                 ($1,729)    $ 5,346
Lease termination       1,861                     (62)      1,799
Other                   2,854                    (180)      2,674
                      -------                 -------     -------
Total                 $11,790                 ($1,971)    $ 9,819

The Company has reviewed the tax history with respect to its acquisition of KAGT Holdings and Subsidiaries and has accrued additional tax liabilities through purchase accounting for certain tax implications of the prior acquisition of Seven Worldwide, Inc. (formerly known as AGT, Inc.) by the prior owner. The Company is a party to an indemnity provision in the Stock Acquisition Agreement which may allow for a recovery of some or all of these liabilities if and when a final determination is made.

The following table presents the unaudited pro forma results of operations of the Company for the three month periods ended March 31, 2005 and March 31, 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the KAGT Holdings, Inc. acquisition had occurred at the beginning of each period. The pro forma information contains the actual combined operating results of Schawk Inc. and Seven Worldwide, Inc., with the results prior to the acquisition adjusted to include the pro forma impact of: 1)elimination of Seven Worldwide interest expense and deferred financing cost amortization related to bank debt retired at acquisition, offset by pro forma interest expense on Schawk Inc. bank debt and private placement financing used to fund the acquisition, 2)elimination of redundant Seven WW senior management not retained post-acquisition. Pro forma adjustments for depreciation of the fair value of fixed assets acquired and pro forma amortization of acquired intangible assets are not needed because the pro forma expense approximates the actual depreciation and amortization expense included in the Seven Worldwide results of operation pre-acquisition. The Seven Worldwide results of operations for the period ended March 31, 2004 have been restated to eliminate discontinued operations of a division of the company divested in mid 2004.


Pro forma, unaudited, in thousands,  Three months ended  Three months ended
except per share amounts               March 31, 2005      March 31, 2004
-----------------------------------  ------------------  ------------------
Total revenue                             $154,944            $138,148
Net income                                   2,793               1,159
Diluted earnings per share                $   0.11            $   0.05

In connection with its acquisition of the assets of Weir Holdings Limited (Winnetts) on December 31, 2004, the Company established a restructuring reserve, primarily for employee severance and lease abandonment expenses, in the amount of $2,500. The following table summarizes the activity in the reserve for the first three months of 2005:

                      Balance     Additional              Balance
                    Dec 31, 2004   Expense    Payments  Mar 31, 2005
                    ------------  ----------  --------  ------------
Employee severance     $1,254                              $1,254
Lease termination         837                                 837
Other                     409                                 409
                       ------                              ------
Total                  $2,500                              $2,500

NOTE 10. DEBT

In connection with the Company's financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. $98,830 was outstanding under this agreement at March 31, 2005 and is included in Long-term debt on the Consolidated Balance Sheet.

Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the March 31, 2005 Consolidated Balance Sheet.

The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2005.

The Company executed an unsecured Line of Credit Note for $10,000 with a due date of May 31, 2005 and interest at the prime rate. $7,700 was outstanding on this note at March 31, 2005 and is classified as Notes payable in the current liability section of the Consolidated Balance Sheet. $2,300 of additional credit was available to the Company under the Line of Credit Note at March 31, 2005.

On April 15, 2005, the accordion feature of the credit agreement dated January 28, 2005 was utilized to increase the size of the revolving credit commitment to $115,000 from $100,000 to provide additional flexibility to the Company. The Company plans on refinancing the Line of Credit Note prior to its expiration date on May 31, 2005 with borrowings under the expanded revolving credit commitment.

NOTE 11. INTANGIBLES

As of March 31, 2005, the acquired intangible assets related to the Winnetts acquisition on December 31, 2004 and the Seven Worldwide acquisition on January 31, 2005 have been valued based on preliminary purchase price allocations. The amounts allocated to intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from the Winnetts, Seven Worldwide and previous acquisitions accounted for under the purchase method of accounting, consist of the following:

                           March 31    December 31     Weighted
                             2005         2004       Average Life
                           ---------   -----------   ------------
Customer relationships     $ 49,375    $   12,632     10.0 years
Non-compete agreements          681           681      3.4 years
Patents                         312           311     16.5 years
Customer contracts            6,552            --      3.8 years
Trade names                   2,961            --      9.8 years

                           --------    ----------
                             59,881        13,624      9.3 years
Accumulated amortization     (2,035)         (870)
                           --------    ----------
                           $ 57,846    $   12,754

Amortization expense related to intangible assets was $1,165 for the first quarter of 2005. Amortization expense for each of the next five fiscal years beginning April 1, 2005 is expected to be approximately $6,900 for fiscal years 2005, 2006 and 2007, $6,500 for fiscal year 2008 and $5,200 for fiscal year 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed as such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, higher than expected costs or unanticipated difficulties associated with integrating the acquired operations of Winnetts and Seven Worldwide, higher than expected costs associated with compliance with legal and regulatory requirements, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, ability to implement restructuring plans, the stability of political conditions in Asia and other countries in which the Company has production capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

                            EXECUTIVE-LEVEL OVERVIEW

The Company grew substantially in the first quarter of 2005 as a result of two important acquisitions. The Company's annual revenue is expected to reach $625,000 - $635,000 in 2005 as compared to $238,000 in 2004 with most of the growth attributable to the two acquisitions, Weir Holdings, Inc. (trade name "Winnetts") on December 31, 2004 and Seven Worldwide, Inc. (Seven Worldwide) on January 31, 2005.

A majority of the Company's revenues are driven by marketing and advertising spending by consumer products companies and retailers. The markets served are consumer products manufacturers and pharmaceutical, entertainment, retail and publishing companies. All of the company's business involves producing graphic images for various applications. Generally, a graphic image is created by the Company or a third party and then the Company manipulates that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including free standing inserts (FSI's), magazine ads, publications, catalogs and textbooks.

The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

      -     Planning and Messaging

      -     Strategic Design

      -     Content Creation

      -     File Building

      -     Retouching

      -     Art Production

      -     Pre-Media

The Company's involvement in a client project may involve many of the above steps or just one of the steps, depending on the clients needs.

The Company has 61 operating locations globally that produce graphic images for clients. While providing a variety of services from location to location, the Company's operations are similar to one another in that regardless of the client assignment, graphic artists produce the work in an office environment by applying specialized techniques and using standard graphics software and computers. Many locations produce graphic images for more than one market.

Each client assignment, or "job", is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a "low fat" banner on a food package. Essentially, change equals revenue. The Company is paid for its graphic imaging work based on time and materials, not based on the success or failure of the food product, the promotion or the ad campaign.

For the quarter ended March 31, 2005, the Company increased sales by 151.1% over the first quarter of 2004. The revenue growth was attributable to the Company's sales of graphic and design services to its consumer packaged goods clients.
12.3 points of the sales increase was internally generated and 138.8 points of the increase was due to the acquisition of Winnetts and Seven Worldwide. The Company's historical business benefited from the recent trend in the food industry for recipe and ingredient changes based on awareness of the need for a healthy diet. The Company's gross profit and operating income increased in the first quarter of 2005 as a result of the acquisitions and strong results from the historical business. Gross margin and operating margin decreased in the first quarter of 2005 relative to the first quarter of 2004 as a result of lower margin business from the acquired companies. Net income increased to $5,564 from $3,627 quarter over quarter. First quarter earnings per share were 22 cents, fully diluted, compared to the prior year first quarter earnings per share of 16 cents.

As previously disclosed, on January 31, 2005, the Company completed the acquisition of Seven Worldwide, a $370 million in revenue graphic services company with operations in 40 locations in the United States, Europe, Asia and Australia. The purchase price of $208,682 consisted of $135,566 paid in cash at closing, $2,596 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520.

The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in this acquisition and began work on a consolidation plan before the acquisition was finalized. Although the plans are still preliminary, the Company has recorded an estimated restructuring reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the restructuring reserve are employee severance and lease termination expenses. The Company expects that most of the facility consolidations included in this plan will be initiated in the second and third quarters of 2005 and will adjust the restructuring reserve as better information becomes available.

In connection with the Company's financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, which was expanded to $115,000 on April 15, 2005. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. As of March 31, 2005 there was $188,174 of debt outstanding of which $173,842 was considered long-term.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                 (in thousands)

                                                                              $             %
                                                  2005         2004         CHANGE       CHANGE
                                               ----------   ----------   -----------   ----------
Net sales                                      $ 130,751     $ 52,077     $  78,674    $   151.1%
Cost of sales                                     86,197       31,310        54,887        175.3%
                                               ---------     --------     ---------
Gross profit                                      44,554       20,767        23,787        114.5%
Gross margin percentage                             34.1%        39.9%

Selling, general and administrative expenses      33,676       14,542        19,134        131.6%
                                               ---------     --------     ---------
Operating income                                  10,878        6,225         4,653         74.7%
Operating margin percentage                          8.3%        12.0%

Other income (expense)
Interest income                                       69           --            69           nm
Interest expense                                  (1,943)        (465)       (1,478)       317.8%
                                               ---------     --------     ---------
                                                  (1,874)        (465)       (1,409)       303.0%
                                               ---------     --------     ---------

Income before income taxes                         9,004        5,760         3,244         56.3%

Income tax provision                               3,440        2,133         1,307         61.3%
                                               ---------     --------     ---------
Effective income tax rate                           38.2%        37.0%

Net income                                     $   5,564        3,627     $   1,937         53.4%
                                               =========     ========     =========

nm - Percentage not meaningful

Net sales increased $78.7 million or 151.1% as compared to the prior year first quarter. The increase is primarily due to the acquisitions of Winnetts and Seven Worldwide. The acquisitions accounted for 138.8 points of the net revenue increase. In the first quarter of 2005, Seven Worldwide generated sales of $62.4 million from February 1 to quarter-end and Winnetts generated sales of $9.9 million. The remaining increase of 12.3% was due to internally generated sales increases from existing core businesses.

Gross margin for the first quarter of 2005 decreased to 34.1% from 39.9% for the first quarter of 2004, primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions.

Operating income for the first quarter of 2005 increased 74.7% to $10.9 million compared to $6.2 million in the first quarter of 2004. The increase is primarily due to continued strength in sales to consumer products packaging clients as well as operating income from the acquired companies. The operating margin percentage decreased to 8.3% in the first quarter of 2005 compared to 12.0% in the first quarter of 2004 primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions.

Interest expense of $1.9 million for the first quarter of 2005 increased $1.5 million compared to the same period in 2004. The increase is due to $142 million of additional indebtedness incurred in connection with the Winnetts and Seven Worldwide acquisitions.

Income tax expense for the first quarter of 2005 was at an effective tax rate of 38.2% compared to a rate of 37.0% in the first quarter of 2004. The higher effective tax rate in 2005 was attributable to increased profits in higher tax jurisdictions as compared to the prior year. It is anticipated that the effective tax rate for 2005 will be in the range of 37.0% to 38.0%.

Net income and earnings per share were higher in the first quarter of 2005 as compared to the first quarter of 2004 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had $8,228 in consolidated cash and cash equivalents, compared to $7,268 at December 31, 2004.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Cash used in operations was $6,275 in the first quarter of 2005 compared to cash provided by operations of $314 in the first quarter of 2004. The increase in cash used in operations was primarily a result of an increase in accounts receivable and a decrease in accrued liabilities. The increase in accounts receivable was due in part to an increase in trade receivables at Seven Worldwide during the period from acquisition closing to quarter-end. The Company considers this increase to be a timing issue and anticipates improved cash flow from operations as the jobs invoiced in the first quarter are collected. The decrease in accrued liabilities is due in part to the timing of payroll-related expenses at each quarter-end.

Depreciation and amortization expense in the first quarter of 2005 was $6,193 as compared to $2,934 in the first quarter of the prior year. The increase in depreciation and amortization expense is attributable to the additional property, plant and equipment and intangible assets acquired in the Seven Worldwide and Winnetts acquisitions.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $204,171 in the first quarter of 2005 compared to $8,688 in the first quarter of 2004. The increase in cash used in the first quarter of 2005 reflects the acquisition of Seven Worldwide for $202,522. In the first quarter of 2004, $6,494 was used for the acquisition of Virtualcolor, including $1,600 of contingent purchase price paid to an escrow account.

Capital expenditures were $3,377 in the first quarter of 2005 compared to $1,921 in the first quarter of 2004. The increase in capital expenditures in 2005 is primarily due to the completion of the build-out of the new Toronto facility as well as capital expenditures at the newly acquired companies. Capital expenditures are anticipated to be in a range of $20,000 to $22,000 for all of 2005.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities was $211,577 for the first quarter of 2005 compared to $8,587 in the first quarter of 2004. The cash provided by financing activities in the first quarter of 2005 includes $142,030 of proceeds from new debt and $70,520 of common stock issued to finance the Seven Worldwide acquisition.

Dividend payments on common stock were $835 for the first quarter of 2005 compared to $692 in the first quarter of 2004. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2005.

In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. This credit agreement replaced a $30,000 unsecured credit agreement previously in place. $98,830 was outstanding under the new agreement at March 31, 2005 and is included in Long-term debt on the March 31, 2005 Consolidated Balance Sheet. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115 million from $100 million to provide additional flexibility to the Company.

Also in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the March 31, 2005 Consolidated Balance Sheet.

The Company executed an unsecured Line of Credit Note with JPMorgan Chase Bank, N.A. on February 1, 2005 for $10,000 with a due date of May 31, 2005 and interest at the prime rate. $7,700 was outstanding on this note at March 31, 2005 and is classified as Notes payable in the current liability section of the Consolidated Balance Sheet. $2,300 of additional credit was available to the Company under the Line of Credit Note at March 31, 2005. The Company plans on refinancing the Line of Credit Note prior to its expiration date on May 31, 2005 with borrowings under the expanded revolving credit commitment.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10,000, which closed in April 2004. The total debt of $25,000 issued under the private placement agreement is shown as Long Term Debt on the March 31, 2005 Consolidated Balance Sheet.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and cash generated from future operations, or pursuant to its revolving credit facility.

SEASONALITY

With the acquisitions of Winnetts and Seven Worldwide, the seasonal fluctuations in business on a combined basis generally result in lower revenues in the first quarter as compared to the rest of the year ended December 31.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding market risk is disclosed in the Company's December 31, 2004 Form 10-K. There have been no material changes in information regarding market risk relating to the Company's business on a consolidated basis since December 31, 2004.

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

In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), beginning with the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2005, the Company will be required to furnish a report of management as to the effectiveness of the Company's internal control over financial reporting and a report by the Company's independent auditors addressing management's assessment. The Company is in the process of documenting and evaluating the design and operating effectiveness of its internal control procedures. These assessments, which have been underway for more than a year and are not yet complete, have been impacted by the Company's recent growth related to the Winnetts and Seven Worldwide acquisitions. Since December 31, 2004, the Company has grown from approximately 30 operating locations to approximately 61 combined operating locations worldwide, with varied policies, procedures, systems, personnel and internal control procedures which are still in the process of being integrated.

In connection with its assessment, management has identified and communicated to the Company's Audit Committee and independent auditors the following deficiencies in the documentation, design and effectiveness of its internal control over financial reporting that the Company is in the process of remediating:

            Inadequate general computer controls primarily relating to a lack of segregation of duties surrounding (i) financial systems and information technology infrastructure change controls; and (ii) user access rights to certain financial systems at multiple global locations; and

            Primarily as a result of the recently completed Winnetts and Seven Worldwide acquisitions, lack of (i) documented, comprehensive, standardized policies and procedures for the combined global company; and (ii) sufficient documentation over the financial statement closing process, combined with key employee turnover and redundant staffing levels.

Although management believes it has made significant progress in these areas, there is a significant risk that remediation and testing of these deficiencies may not be completed on a timely basis. It is also possible that the Company could experience further delays in its Section 404 compliance efforts or identify deficiencies in addition to those discussed above. If the Company is unable to complete Section 404 compliance efforts and/or its remediation and testing process in a timely manner, management may be required to conclude that its internal control over financial reporting is not effective as of December 31, 2005.

Because the Company has not completed its evaluation of the deficiencies described above, it has not been able to determine whether the deficiencies described above or any as yet unidentified deficiencies constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company's internal control over financial reporting.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no other changes to our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES BY THE COMPANY

As described above, on January 31, 2005, in connection with the consummation of the Seven Worldwide acquisition, the Company issued 4,000,000 shares of its common stock, $0.008 par value, to certain stockholders of Seven Worldwide Holdings in a transaction not involving a public offering pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. There were no repurchases of common stock by the Company under this program during the first quarter of 2005. However, during the first quarter of 2005, 2,056 shares of common stock with a market value of $43,125 were tendered to the Company by certain employee stockholders in payment of stock options exercised. The Company has recorded the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares recorded by the Company as repurchases in connection with stock option exercises during the first quarter of 2005:

                    Total No.  Avg. Price  No. Shares Purchased
                     Shares     Paid Per    as Part of Publicly
Period              Purchased    Share       Announced Program
------------------  ---------  ----------  --------------------
January                  --          --             --

February                 --          --             --

March                 2,056      $20.98             --
                      -----      ------         ------

1st Qtr 2005 Total    2,056      $20.98             --
                      =====      ======         ======

ITEM 6. EXHIBITS

A. Exhibits

EXHIBIT #                            DESCRIPTION
---------                            -----------
    2.1    Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide,
           Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc.
           dated as of December 17, 2004. Incorporated herein by reference to
           Exhibit 2.1 to Registrant's Form 8-K dated December 17, 2004 and filed December 20, 2004 (File No. 1-09335).

    3.1    Certificate of Incorporation of Schawk, Inc., as amended.
           Incorporated herein by reference to Registration Statement No.
           33-85152.

    3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Registration Statement No. 333-39113.

    4.1 Specimen Class A Common Stock Certificate. Incorporated herein by reference to Registration Statement No. 33-85152

   10.1    Amended and Restated Registration Rights Agreement, dated as of
           January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc. Incorporated herein by reference to
           Exhibit 10.1 to Registrant's Form 8-K dated January 27, 2005 and filed February 2, 2005 (File No. 1-09335).

   10.2    Registration Rights Agreement, dated as of January 31, 2005, among
           Schawk, Inc., certain principal stockholders of Schawk, Inc. and certain stockholders of KAGT Holdings, Inc. Incorporated herein by reference to Exhibit 10.2 to Registrant's Form 8-K dated January 27,
           2005 and filed February 2, 2005 (File No. 1-09335).

   10.3    Governance Rights Agreement, dated as of January 31, 2005, among
           Schawk, Inc., certain principal stockholders of Schawk, Inc. and certain stockholders of KAGT Holdings, Inc. Incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K dated January 27,
           2005 and filed February 2, 2005 (File No. 1-09335).

   10.4 Credit Agreement, dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc. from time to time party thereto, certain financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as agent. Incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K dated January
           27, 2005 and filed February 2, 2005 (File No. 1-09335).

10.5    Note Purchase and Private Shelf Agreement, dated as of January 28,
        2005, among Schawk, Inc., Prudential Investment Management, Inc., The
        Prudential Insurance Company of America, and RGA Reinsurance Company.
        Incorporated herein by reference to Exhibit 10.5 to Registrant's Form
        8-K dated January 27, 2005 and filed February 2, 2005 (File No.
        1-09335).

10.6    First Amendment to Note Purchase Agreement, dated as of January 28,
        2005, among Schawk, Inc. and the institutional purchasers party thereto. Incorporated herein by reference to Exhibit 10.6 to Registrant's Form 8-K dated January 27, 2005 and filed February 2,
        2005 (File No. 1-09335).

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of May 2005.

SCHAWK, INC.
------------
(Registrant)

/s/ David A. Schawk
---------------------------------
President, Chief Executive Officer and Director

/s/ James J. Patterson
---------------------------------
Senior Vice President and Chief Financial Officer