Form 10-Q
period 2005-06-30
SCHAWK INC
filed 2005-08-12
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


The number of shares outstanding of each of the issuer's classes of common stock as of July 29, 2005 is:

           26,109,571 Shares of Class A Common Stock, $.008 par value

================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                  June 30, 2005



PART   I - FINANCIAL INFORMATION                                                Page
--------------------------------                                                ----
     Item 1.  Financial Statements                                                3
     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              15
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20
     Item 4.  Controls and Procedures                                            20


PART II - OTHER INFORMATION

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         22
     Item 4. Submission of Matters to a Vote of Security Holders                 22
     Item 6. Exhibits and Reports on Form 8-K                                    23
             Signatures                                                          24

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)


                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       2005         2004
                                                                                    (UNAUDITED)
                                                                                    ------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $  14,641      $   7,268
   Trade accounts receivable, less allowance for doubtful accounts
     of $5,735 at June 30, 2005 and $1,773 at December 31, 2004                       125,428         56,332
   Inventories                                                                         34,123         10,339
   Prepaid expenses and other                                                          10,620          4,702
    Refundable income taxes                                                               313          1,832
   Deferred income taxes                                                               16,449          2,353
                                                                                    ------------------------
Total current assets                                                                  201,574         82,826

Property and equipment, less accumulated depreciation of $73,015
   at June 30, 2005 and $69,668 at December 31, 2004                                   92,097         46,431
   Goodwill                                                                           211,503         71,720
Intangible assets, net                                                                 54,248         12,754
Other assets                                                                            6,654          7,032
                                                                                    ------------------------
Total assets                                                                        $ 566,076      $ 220,763
                                                                                    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                           $  24,977      $   8,424
   Accrued expenses                                                                    77,596         26,578
   Income taxes payable                                                                12,835             --
   Current portion of long-term debt and capital lease obligations                      6,611          6,683
                                                                                    ------------------------
Total current liabilities                                                             122,019         41,685

Long-term debt                                                                        172,411         39,500
Capital lease obligations                                                                 203            464
Other                                                                                  15,920            979
Deferred income taxes                                                                  40,284          6,695

 Stockholders' equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 28,297,731 and
     24,025,915 shares issued at June 30, 2005 and
       December 31, 2004, respectively; 26,057,455 and 21,816,879 shares outstanding at June 30, 2005 and December 31, 2004,
       respectively                                                                       225            191
   Additional paid-in capital                                                         166,184         92,350
   Retained earnings                                                                   73,078         61,330
   Accumulated comprehensive income                                                     1,350          2,442
                                                                                    ------------------------
                                                                                      240,837        156,313
   Treasury stock, at cost, 2,240,276 and 2,209,036 shares of common
       stock at June 30, 2005 and December 31, 2004, respectively                     (25,598)       (24,873)
                                                                                    ------------------------
Total stockholders' equity                                                            215,239        131,440
                                                                                    ------------------------
Total liabilities and stockholders' equity                                          $ 566,076      $ 220,763
                                                                                    ========================


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                     2005          2004
                                                  ------------------------
Net sales                                         $ 158,648      $  64,456
Cost of sales                                       103,666         37,025
Selling, general, and administrative expenses        38,433         16,412
Acquisition integration expenses                      2,072             --
                                                  ------------------------
Operating income                                     14,477         11,019

Other income (expense)
   Interest income                                       82              1
   Interest expense                                  (2,480)          (513)
   Other income                                         486             --
                                                  ------------------------
                                                     (1,912)          (512)
                                                  ------------------------

Income before income taxes                           12,565         10,507

Income tax provision                                  4,713          3,886
                                                  ------------------------

Net income                                        $   7,852      $   6,621
                                                  ========================

Earnings per share:
   Basic                                          $    0.31      $    0.31
   Diluted                                        $    0.29      $    0.30

Weighted average number of common and common
   equivalent shares outstanding - diluted           27,243         22,323

Dividends per common share                        $  0.0325      $  0.0325


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                     2005           2004
                                                  ------------------------
Net sales                                         $ 289,399      $ 116,533
Cost of sales                                       189,863         68,335
Selling, general, and administrative expenses        72,109         30,954
Acquisition integration expenses                      2,072             --
                                                  ------------------------
Operating income                                     25,355         17,244

Other income (expense)
   Interest income                                      151              1
   Interest expense                                  (4,423)          (978)
   Other income                                         486              -
                                                  ------------------------
                                                     (3,786)          (977)
                                                  ------------------------

Income before income taxes                           21,569         16,267

Income tax provision                                  8,153          6,019
                                                  ------------------------

Net income                                        $  13,416      $  10,248
                                                  ========================

Earnings per share:
   Basic                                          $    0.54      $    0.48
   Diluted                                        $    0.51      $    0.46

Weighted average number of common and common
   equivalent shares outstanding - diluted           26,413         22,320

Dividends per common share                        $   0.065      $   0.065


See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                                 (In Thousands)


                                                                              2005           2004
                                                                            ------------------------
OPERATING ACTIVITIES
Net income                                                                  $  13,416      $  10,248
Adjustments  to reconcile  net income to cash provided by operating activities:
     Depreciation and amortization                                             13,046          6,805
     Deferred income taxes                                                       (124)           195
     Loss (gain) realized on sale of property and equipment                       (58)            44
     Tax benefit from stock options exercised                                     595              -
     Changes in operating assets and  liabilities,  net of effects from acquisitions:
         Trade accounts receivable                                              2,104        (15,872)
         Inventories                                                           (3,780)          (526)
         Prepaid expenses and other                                              (946)           561
         Trade accounts payable and accrued expenses                          (11,607)         1,578
         Other liabilities                                                     (2,384)             -
         Income taxes refundable/payable                                        3,332              3
                                                                            ------------------------
Net cash provided by operating activities                                      13,594          3,036

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                   2,300            186
Capital expenditures                                                           (7,470)        (4,435)
Acquisitions, net of cash acquired                                           (204,273)        (5,243)
Contingent  acquisition  purchase  price received from (paid to) escrow
   account                                                                        890         (1,600)
Other                                                                             171            (99)
                                                                            ------------------------
Net cash used in investing activities                                        (208,382)       (11,191)

FINANCING ACTIVITIES
Proceeds from debt                                                            142,030         18,700
Principal payments on debt                                                     (9,131)        (8,550)
Principal payments on capital lease obligations                                  (371)           (34)
Payment of deferred loan fees                                                    (663)            --
Common stock dividends                                                         (1,668)        (1,389)
Purchase of common stock                                                         (726)          (603)
Issuance of common stock                                                       73,274          2,238
                                                                            ------------------------
Net cash provided by financing activities                                     202,745         10,362
                                                                            ------------------------
Effect of foreign currency rate changes                                          (584)          (370)
                                                                            ------------------------
Net increase in cash and cash equivalents                                       7,373          1,837
Cash and cash equivalents beginning of period                                   7,268          5,227
                                                                            ------------------------
Cash and cash equivalents end of period                                     $  14,641      $   7,064
                                                                            ========================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $   2,765      $     872
Cash paid for income taxes                                                      4,949          5,782


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

NOTE 4.   INVENTORIES

Inventories consist of the following:

                                                June 30,    December 31,
                                                 2005           2004
                                                 ----           ----
Raw materials                                   $  4,377      $  3,768
Work in process                                   30,828         7,653
                                                --------      --------
                                                  35,205        11,421
Less: LIFO reserve                                (1,082)       (1,082)
                                                --------      --------
                                                $ 34,123      $ 10,339
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three months ended June 30,
                                                   --------------------------
                                                        2005        2004
                                                      -------     -------
Net income                                            $ 7,852     $ 6,621
                                                      =======     =======

Weighted average shares                                25,651      21,522
Effect of dilutive stock options                        1,592         801
                                                      -------     -------
Adjusted weighted average shares and
   assumed conversions                                 27,243      22,323
                                                      =======     =======

Basic earnings per share                              $  0.31     $  0.31
                                                      =======     =======

Diluted earnings per share                            $  0.29     $  0.30
                                                      =======     =======

                                                    Six months ended June 30,
                                                    ------------------------
                                                        2005        2004
                                                      -------     -------

Net income                                            $13,416     $10,248
                                                      =======     =======

Weighted average shares                                24,945      21,493
Effect of dilutive stock options                        1,468         827
                                                      -------     -------
Adjusted weighted average shares and
   assumed conversions                                 26,413      22,320
                                                      =======     =======

Basic earnings per share                              $  0.54     $  0.48
                                                      =======     =======

Diluted earnings per share                            $  0.51     $  0.46
                                                      =======     =======


NOTE 6.    SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in three geographic areas, the United States, U.K. and Europe and Canada. Summary financial information by geographic area is as follows:

                                    Three months ended June 30, 2005
                                    --------------------------------
                                                   U.K. and        Other
                    United States     Canada        Europe        Foreign         Total
                    -------------     ------        ------        -------         -----
Sales                 $ 120,945     $   8,162     $  23,855      $   5,686      $ 158,648
Long-lived assets       315,563        18,830        23,319          6,790        364,502
Net Assets              204,707        13,830        (1,723)        (1,575)       215,239

                                    Three months ended June 30, 2004
                                    --------------------------------
                                                   U.K. and        Other
                    United States     Canada        Europe        Foreign         Total
                    -------------     ------        ------        -------         -----
Sales                 $  52,735     $   8,113            --      $   3,608      $  64,456
Long-lived assets        83,143        16,427            --          7,404        106,974
Net Assets              107,925        10,541            --         (2,290)       116,176

                                     Six months ended June 30, 2005
                                    --------------------------------
                                                   U.K. and        Other
                    United States     Canada        Europe        Foreign         Total
                    -------------     ------        ------        -------         -----
Sales                 $ 219,204     $  16,932     $  43,171      $  10,092      $ 289,399
Long-lived assets       315,563        18,830        23,319          6,790        364,502
Net Assets              204,707        13,830        (1,723)        (1,575)       215,239

                                     Six months ended June 30, 2004
                                    --------------------------------
                                                   U.K. and        Other
                    United States     Canada        Europe        Foreign         Total
                    -------------     ------        ------        -------         -----
Sales                 $  94,640     $  15,557            --      $   6,336      $ 116,533
Long-lived assets        83,143        16,427            --          7,404        106,974
Net Assets              107,925        10,541            --         (2,290)       116,176


NOTE 7.  COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and six months ended June 30, 2005 and 2004, respectively, are as follows:

                                           Three months ended June 30,
                                           --------------------------
                                               2005          2004
                                             --------      --------
Net income                                   $  7,852      $  6,621
Foreign currency translation adjustments         (731)         (423)
                                             --------      --------
Comprehensive income                         $  7,121      $  6,198
                                             ========      ========

                                            Six months ended June 30,
                                           --------------------------
                                               2005          2004
                                             --------      --------
Net income                                   $ 13,416      $ 10,248
Foreign currency translation adjustments       (1,092)         (690)
                                             --------      --------
Comprehensive income                         $ 12,324      $  9,558
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

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2005            2004
                                                        ----            ----

Net income, as reported                              $    7,852      $    6,621
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (859)           (184)
                                                     ----------      ----------

Net income, pro forma                                $    6,993      $    6,437
                                                     ==========      ==========

Earnings per share
   Basic                                             $     0.31      $     0.31
   Diluted                                           $     0.29      $     0.30

Pro forma earnings per share
   Basic                                             $     0.27      $     0.30
   Diluted                                           $     0.26      $     0.29


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2005            2004
                                                        ----            ----
Net income, as reported                              $   13,416      $   10,248
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (989)           (733)
                                                     ----------      ----------

Net income, pro forma                                $   12,427      $    9,515
                                                     ==========      ==========

Earnings per share
   Basic                                             $     0.54      $     0.48
   Diluted                                           $     0.51      $     0.46

Pro forma earnings per share
   Basic                                             $     0.50      $     0.44
   Diluted                                           $     0.47      $     0.43



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

On January 31, 2005, the Company completed its acquisition of 100% of the outstanding stock of Seven Worldwide Holdings, Inc., formerly known as KAGT Holdings, Inc. Seven Worldwide Holdings was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The results of operations of Seven Worldwide, Inc. for the periods April 1, 2005 through June 30, 2005 and February 1 through June 30, 2005 are included in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2005, respectively. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The Company expects to realize significant operating synergies as a result of this acquisition through consolidation of duplicate facilities and reduced operating expenses. The goodwill is not expected to be deductible as an operating expense for tax purposes.

The purchase price of $209,936 consisted of $135,566 paid in cash at closing, $3,850 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520, based on the average market price of the Company's common stock for the five day period beginning two business days before the execution of the acquisition agreement. Included in the purchase price were cash of $5,993 and 448 shares of the Company's Class A common stock, valued at $7,892, paid to the KAGT Holdings, Inc. Rabbi Trust, to be allocated to the subaccounts of certain stockholders and Seven Worldwide executives under the KAGT Holdings, Inc 2005 Deferred Compensation Plan. The assets of the Rabbi Trust were distributed to the participants in the KAGT Holdings, Inc. Deferred Compensation Plan during the second quarter of 2005.

The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable                                        $ 71,200
Inventory                                                          20,004
Other current assets                                                4,972
Fixed assets                                                       53,076
Intangible assets, principally customer relationships              44,157
Goodwill                                                          137,657
Other assets                                                        1,522
Accounts payable                                                  (19,093)
Other current liabilities                                         (61,705)
Income taxes payable                                              (16,445)
Long term debt and capital lease obligations                          (50)
Deferred income taxes                                             (14,194)
Other liabilities                                                 (17,325)
                                                                 --------
Total purchase price, net of $6,160 cash received                $203,776


The weighted-average amortization period of the intangible assets, principally customer relationships, is 13.9 years. The intangible asset amortization expense was $832 and $1,678 for the three month and six month periods ended June 30, 2005, respectively, and will be approximately $4,000 annually for the twelve month periods ending June 30, 2006 and 2007, approximately $3,400 for the twelve month period ending June 30, 2008 and approximately $2,600 for the twelve month periods ending June 30, 2009 and 2010.

The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in this acquisition and began work on a consolidation plan before the acquisition was finalized. Based on the preliminary consolidation plan, the Company recorded an estimated restructuring reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the restructuring reserve are employee severance and lease termination expenses. The Company expects that most of the facility consolidations included in this plan will be initiated in the second half of 2005 and will adjust the restructuring reserve as better information becomes available. The reserve was recorded as an increase to Goodwill and Accrued expenses. The following table summarizes the reserve recorded at January 31, 2005 and the activity through June 30, 2005:

                      Balance                 Balance                               Balance
                      Jan 30,                  Mar 31,                              June 30,
                       2005       Payments      2005     Additions      Payments      2005
                      ----------------------------------------------------------------------
Employee
severance             $ 7,075     ($1,729)     $ 5,346     $   583      ($1,318)     $ 4,611
Lease termination       1,861         (62)       1,799       1,427         (348)       2,878

Other                   2,854        (180)       2,674      (1,612)        (166)         896
                      ----------------------------------------------------------------------

Total                 $11,790     ($1,971)     $ 9,819     $   398      ($1,832)     $ 8,385
                      ======================================================================



The Company has reviewed the tax history with respect to its acquisition of KAGT Holdings and its Seven Worldwide, Inc. subsidiary and has accrued additional tax liabilities through purchase accounting for certain tax implications of the prior acquisition of Seven Worldwide, Inc. by the prior owner. The Company is a party to an indemnity provision in the Stock Purchase Agreement which may allow for a recovery of some or all of these liabilities if and when a final determination is made.

The following table presents the unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 2005 and June 30, 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the KAGT Holdings, Inc. acquisition had occurred at the beginning of each period. The pro forma information contains the actual combined operating results of Schawk Inc. and Seven Worldwide, Inc., with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of Seven Worldwide interest expense and deferred financing cost amortization related to bank debt retired at acquisition, offset by pro forma interest expense on Schawk Inc. bank debt and private placement financing used to fund the acquisition, 2) elimination of redundant Seven Worldwide senior management not retained post-acquisition, and 3) proforma adjustment of depreciation and intangible asset amortization based on estimated fair values of the Seven Worldwide assets used in the Company's June 30, 2005 financial statements. The Seven Worldwide results of operations for the three month and six month periods ended June 30, 2004 have been restated to eliminate discontinued operations of a division of the company divested in mid 2004.

Pro forma, unaudited, in thousands,           Three months ended         Three months ended
except per share amounts                         June 30, 2005             June 30, 2004
--------------------------------------------------------------------------------------------
Total revenue                                      $158,648                   $157,935
Net income                                            7,852                      7,336
Diluted earnings per share                         $   0.29                   $   0.27


Pro forma, unaudited, in thousands,            Six months ended           Six months ended
except per share amounts                         June 30, 2005             June 30, 2004
--------------------------------------------------------------------------------------------
Total revenue                                      $313,593                   $296,083
Net income                                           10,742                      8,495
Diluted earnings per share                         $   0.41                   $   0.32


On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited (Winnetts.) The purchase price allocation for this acquisition has not been finalized. The Company will adjust the preliminary purchase price allocation upon the completion of the tangible and intangible asset appraisal that is in process. During the 2nd quarter, the Company recorded an increase to the purchase price of this acquisition in the amount of $497, principally for additional acquisition-related professional fees.

In connection with its acquisition of the assets of Weir Holdings Limited (Winnetts) on December 31, 2004, the Company established a restructuring reserve, primarily for employee severance and lease abandonment expenses, in the amount of $2,500. The following table summarizes the activity in the reserve for the first six months of 2005:

                       Balance            Balance              Balance
                       Dec 31,            Mar 31,              June 30,
                        2004   Payments    2005     Payments    2005
                       ------------------------------------------------
Employee severance     $1,254      --     $1,254     ($ 198)     $1,056
Lease termination         837      --        837         --         837
Other                     409      --        409        (53)        356
                       ------------------------------------------------
Total                  $2,500      --     $2,500     ($ 251)     $2,249
                       ================================================


One of the highest priorities of the Company during the first half of 2005 has been the integration of the Seven Worldwide and Winnetts acquisitions into the Company's combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the second quarter, the Company recorded Acquisition integration expenses of $2,072 which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations for the three month and six month periods ended June 30, 2005. The major items included in this expense are severance pay for employees at legacy Schawk Inc facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

NOTE 10.   DEBT

In connection with the Company's financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. On April 15, 2005, the accordion feature of the agreement was utilized to increase the revolving credit commitment to $115,000. $97,400 was outstanding under this agreement at June 30, 2005 and is included in Long-term debt on the Consolidated Balance Sheet.

Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the June 30, 2005 Consolidated Balance Sheet.

The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of June 30, 2005.

On February 1, 2005, the Company executed an unsecured Line of Credit Note for $10,000 with a due date of May 31, 2005 and interest at the prime rate. The note was paid in full when the Company expanded its unsecured revolving credit facility to $115,000 on April 15, 2005.

NOTE 11.   INTANGIBLES

As of June 30, 2005, the acquired intangible assets related to the Winnetts acquisition on December 31, 2004 and the Seven Worldwide acquisition on January 31, 2005 have been valued based on preliminary purchase price allocations. The amounts allocated to intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from the Winnetts, Seven Worldwide and previous acquisitions accounted for under the purchase method of accounting, consist of the following:


                             June 30,    December 31,     Weighted
                               2005          2004        Average Life
                             --------    -----------     ------------
Customer relationships       $ 52,174      $ 12,632       15.2 years
Non-compete agreements            681           681        3.5 years
Patents                           315           311       20.0 years
Developed technologies          4,061            --        3.0 years
                             --------      --------
                               57,231        13,624       14.2 years
Accumulated amortization       (2,983)         (870)
                             --------      --------
                             $ 54,248      $ 12,754


Amortization expense related to intangible assets was $948 and $2,113 for the three month and six month periods ended June 30, 2005. Amortization expense for each of the next five fiscal years beginning July 1, 2005 is expected to be approximately $4,878 for fiscal years 2006 and 2007, $4,314 for fiscal year 2008, $3,509 for fiscal year 2009 and $3,493 for fiscal year 2010.

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

                            EXECUTIVE-LEVEL OVERVIEW

The Company grew substantially in the first half of 2005 as a result of two important acquisitions. The Company's annual revenue is expected to reach $625,000 - $635,000 in 2005 as compared to $238,000 in 2004 with most of the growth attributable to the two acquisitions, Weir Holdings, Inc. (trade name "Winnetts") on December 31, 2004 and Seven Worldwide, Inc. (Seven Worldwide) on January 31, 2005.

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

The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

    -    Planning and Messaging
    -    Strategic Design
    -    Content Creation
    -    File Building
    -    Retouching
    -    Art Production
    -    Pre-Media

The Company's involvement in a client project may involve many of the above steps or just one of the steps, depending on the client's needs.

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

For the quarter ended June 30, 2005, the Company increased sales by 146.1% over the second quarter of 2004. The revenue growth was primarily a result of the Winnetts and Seven Worldwide acquisitions. The Company's gross profit and operating income increased in the second quarter of 2005 as a result of the acquisitions. The gross margin and operating margin percentages decreased in the second quarter of 2005 relative to the second quarter of 2004 as a result of lower margin business from the acquired companies. Net income increased to $7,852 from $6,621 quarter over quarter. Second quarter earnings per share were 29 cents, fully diluted, compared to the prior year second quarter earnings per share of 30 cents.

The Company's sales for the six-month period ended June 30, 2005 were 148.3% higher than the first half of 2004, with the increase attributable to the two acquisitions. The lower margin business from the acquisitions resulted in gross margin and operating margin percentages that were lower in the first half of 2005 compared to the first half of 2004. Net income increased 30.9%, from $10,248 for the first six months of 2004 to $13,416 for the first six months of 2005. Earnings per share for the first half of 2005 were 51 cents, fully diluted, compared to 46 cents, fully diluted, in the first half of 2004.

As previously disclosed, on January 31, 2005, the Company completed the acquisition of Seven Worldwide, a $370 million in revenue graphic services company with operations in 40 locations in the United States, Europe, Asia and Australia. The purchase price of $209,936 consisted of $135,566 paid in cash at closing, $3,850 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520.

The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in this acquisition and began work on a consolidation plan before the acquisition was finalized. The Company has recorded an estimated restructuring reserve based on the preliminary consolidation plan. The major expenses included in the restructuring reserve are severance pay for employees of acquired facilities that will be merged with existing operations and lease termination expenses. In addition, during the second quarter, the Company recorded Acquisition integration expenses of $2,072 which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations for the three month and six month periods ended June 30, 2005. The major items included in this expense are severance pay for employees at legacy Schawk Inc facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

In connection with the Company's financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, which was expanded to $115,000 on April 15, 2005. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. As of June 30, 2005 there was $179,022 of debt outstanding of which $172,411 was considered long-term.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Thousands of dollars, except per share amounts)


                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                    Three Months Ended June 30, 2005 and 2004
                                 (in thousands)

                                                                                     $              %
                                                    2005           2004           CHANGE          CHANGE
                                                    ----           ----           ------          ------
Net sales                                        $ 158,648       $  64,456       $  94,192         146.1%
Cost of sales                                      103,666          37,025          66,641         180.0%
                                                 ---------       ---------       ---------
Gross profit                                        54,982          27,431          27,551         100.4%
Gross margin percentage                               34.7%           42.6%
Selling, general and administrative expenses        38,433          16,412          22,021         134.2%
Acquisition integration expenses                     2,072              --           2,072            nm
                                                 ---------       ---------       ---------
Operating income                                    14,477          11,019           3,458          31.4%
Operating margin percentage                            9.1%           17.1%

Other income (expense)

Interest income                                         82               1              81            nm
Income expense                                      (2,480)           (513)         (1,967)        383.4%
Other income                                           486              --             486            nm
                                                 ---------       ---------       ---------
                                                    (1,912)           (512)         (1,400)        273.4%
                                                 ---------       ---------       ---------

Income before income taxes                          12,565          10,507           2,058          19.6%
Income tax provision                                 4,713           3,886             827          21.3%
                                                 ---------       ---------       ---------
Effective income tax rate                             37.5%           37.0%
Net income                                           7,852           6,621       $   1,231          18.6%
                                                 =========       =========       =========


   nm - Percentage not meaningful

Net sales increased $94.2 million or 146.1% as compared to the prior year second quarter. The increase is primarily due to the acquisitions of Winnetts and Seven Worldwide.

Gross margin for the second quarter of 2005 decreased to 34.7% from 42.6% for the second quarter of 2004, primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions.

Operating income for the second quarter of 2005 increased 31.4% to $14.5 million compared to $11.0 million in the second quarter of 2004. The increase is primarily due to the additional operating income from the acquired companies. The operating margin percentage decreased to 9.1% in the second quarter of 2005 compared to 17.1% in the second quarter of 2004, primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions.

Interest expense of $2.5 million for the second quarter of 2005 increased $2.0 million compared to the same period in 2004. The increase is due to additional indebtedness incurred during the first half of 2005 in connection with the Winnetts and Seven Worldwide acquisitions.

Other income of $0.5 million in the second quarter of 2005 represents the proceeds of a life insurance policy.

Income tax expense for the second quarter of 2005 was at an effective tax rate of 37.5% compared to a rate of 37.0% in the second quarter of 2004. The higher effective tax rate in 2005 was attributable to increased profits in higher tax jurisdictions as compared to the prior year. It is anticipated that the effective tax rate for 2005 will be in the range of 37.0% to 38.0%.

Net income was higher in the second quarter of 2005 as compared to the second quarter of 2004 for the reasons previously described.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Thousands of dollars, except per share amounts)


                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                     Six Months Ended June 30, 2005 and 2004
                                 (in thousands)


                                                                                    $               %
                                                   2005            2004           CHANGE           CHANGE
                                                   ----            ----           ------           ------
Net sales                                        $ 289,399       $ 116,533       $ 172,866          148.3%
Cost of sales                                      189,863          68,335         121,528          177.8%
                                                 ---------       ---------       ---------
Gross profit                                        99,536          48,198          51,338          106.5%
Gross margin percentage                               34.4%           41.4%

Selling, general and administrative expenses        72,109          30,954          41,155          133.0%
Acquisition integration expenses                     2,072              --           2,072             nm
                                                 ---------       ---------       ---------
Operating income                                    25,355          17,244           8,111           47.0%
Operating margin percentage                            8.8%           14.8%

Other income (expense)
Interest income                                        151               1             150             nm
Income expense                                      (4,423)           (978)         (3,445)         352.2%
Other income                                           486              --             486             nm
                                                 ---------       ---------       ---------
                                                    (3,786)           (977)         (2,809)         287.5%
                                                 ---------       ---------       ---------

Income before income taxes                          21,569          16,267           5,302           32.6%
Income tax provision                                 8,153           6,019           2,134           35.5%
                                                 ---------       ---------       ---------
Effective income tax rate                        $    37.8%      $   37.0%
Net income                                       $  13,416       $  10,248       $   3,168           30.9%
                                                 =========       =========       =========


   nm - Percentage not meaningful

Net sales increased $172.9 million or 148.3% in the first half of 2005 as compared to the first half of the prior year. The increase is primarily due to the acquisitions of Winnetts and Seven Worldwide.

Gross margin for the first half of 2005 decreased to 34.4% from 41.4% for the first half of 2004, primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions.

Operating income for the first half of 2005 increased 47.0% to $25.4 million compared to $17.2 million in the first half of 2004. The increase is primarily due to the additional operating income from the acquired companies. The operating margin percentage decreased to 8.8% in the first half of 2005 compared to 14.8% in the first half of 2004 primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions.

Interest expense of $4.4 million for the first half of 2005 increased $3.4 million compared to the same period in 2004. The increase is due to additional indebtedness incurred during the first half of 2005 in connection with the Winnetts and Seven Worldwide acquisitions.

Income tax expense for the first half of 2005 was at an effective tax rate of 37.8% compared to a rate of 37.0% in the first half of 2004. The higher effective tax rate in 2005 was attributable to increased profits in higher tax jurisdictions as compared to the prior year. It is anticipated that the effective tax rate for 2005 will be in the range of 37.0% to 38.0%.

Net income and earnings per share were higher in the first half of 2005 as compared to the first half of 2004 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had $14,641 in consolidated cash and cash equivalents, compared to $7,268 at December 31, 2004.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Cash provided by operations was $13,594 in the first six months of 2005 compared to cash provided by operations of $3,036 in the first six months of 2004. The increase in cash provided by operations was due in part to a decrease in trade accounts receivable during the second quarter of 2005 and reflects the Company's efforts to reduce outstanding accounts receivable at all operating units.

Depreciation and amortization expense in the first six months of 2005 was $13,046 as compared to $6,805 in the first six months of the prior year. The increase in depreciation and amortization expense is attributable to the additional property, plant and equipment and intangible assets acquired in the Seven Worldwide and Winnetts acquisitions.

CASH USED IN INVESTING ACTIVITIES
Cash used in investing activities was $208,382 in the first six months of 2005 compared to $11,191 in the first six months of 2004. The increase in cash used in the first six months of 2005 reflects the acquisition of Seven Worldwide for $203,776. In the first six months of 2004, $6,843, including $1,600 of contingent purchase price paid to an escrow account, was used for acquisition of the assets of Virtualcolor.

Capital expenditures were $7,470 in the first six months of 2005 compared to $4,435 in the first six months of 2004. The increase in capital expenditures in 2005 is primarily due to the completion of the build-out of the new Toronto facility as well as capital expenditures at the newly acquired companies. Capital expenditures are anticipated to be in a range of $15,000 to $18,000 for all of 2005.

CASH PROVIDED BY FINANCING ACTIVITIES
Cash provided by financing activities was $202,745 for the first six months of 2005 compared to $10,362 in the first six months of 2004. The cash provided by financing activities in the first quarter of 2005 includes $142,030 of proceeds from new debt and $70,520 of common stock issued to finance the Seven Worldwide acquisition.

Dividend payments on common stock were $1,668 for the first six months of 2005 compared to $1,389 in the first six of 2004. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2005.

In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. This credit agreement replaced a $30,000 unsecured credit agreement previously in place. $97,400 was outstanding under the new agreement at June 30, 2005 and is included in Long-term debt on the June 30, 2005 Consolidated Balance Sheet. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115 million from $100 million to provide additional flexibility to the Company

Also in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the June 30, 2005 Consolidated Balance Sheet.

The Company executed an unsecured Line of Credit Note with JPMorgan Chase Bank, N.A. on February 1, 2005 for $10,000 with a due date of May 31, 2005 and interest at the prime rate. The Line of Credit Note was paid in full when the unsecured revolving credit agreement was expanded to $115 million on April 15, 2005.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10,000, which closed in April 2004. The total debt of $25,000 issued under the private placement agreement is shown as Long Term Debt on the June 30, 2005 Consolidated Balance Sheet.

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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no other changes to our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE COMPANY
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. In addition, shares of common stock are occasionally tendered to the Company by certain employee stockholders in payment of stock options exercised. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares repurchased by the Company during the first six months of 2005:

                                      Total No.   Avg. Price   No. Shares Purchased
                                       Shares      Paid Per     as Part of Publicly
                Period               Purchased       Share      Announced Program
                --------------------------------------------------------------------
                January                    --         --                --

                February                   --         --                --

                March                   2,056     $   20.98             --
                                       ---------------------------------------------

                1st Qtr 2005 Total      2,056     $   20.98             --
                                       =============================================

                April                      --         --                --

                May                        --         --                --

                June                   30,567     $   22.33             --
                                       ---------------------------------------------

                2nd Qtr 2005 Total     30,567     $   22.33             --
                                       =============================================

                Year-to-date Total     32,623     $   22.25             --
                                       =============================================



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2005, the Company held its annual stockholders' meeting. There were 25,848,508 shares of Class A common stock outstanding entitled to vote, and a total of 24,999,707 (96.7%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the stockholders:

PROPOSAL 1:  ELECTION OF DIRECTORS:

         NAME                       FOR            AGAINST         WITHHELD
----------------------------------------------------------------------------
Clarence W. Schawk               24,729,095            0            270,612
David A. Schawk                  24,727,429            0            272,278
A. Alex Sarkisian, Esq.          24,728,910            0            270,797
Leonard S. Caronia               24,730,754            0            268,953
Judith W. McCue, Esq.            24,738,987            0            260,720
Hollis W. Rademacher             24,809,824            0            189,883
John T. McEnroe, Esq.            24,729,110            0            270,597
Christopher Lacovara             24,734,583            0            265,124


PROPOSAL 2: RATIFICATION OF ERNST & YOUNG AS INDEPENDENT AUDITORS FOR FISCAL YEAR 2005:

   For               Against           Abstain
-----------------------------------------------
24,917,101           80,516              2,090


ITEM 6.   EXHIBITS

A.  Exhibits

   EXHIBIT #                          DESCRIPTION
   ---------                          -----------

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

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of August 2005.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer