Form 10-Q
period 2005-09-30
SCHAWK INC
filed 2005-11-14
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes       No   X
                                   -----    -----

The number of shares outstanding of each of the issuer's classes of common stock as of October 28, 2005 is:
           26,146,862 Shares of Class A Common Stock, $.008 par value

================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                               September 30, 2005

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                               3
   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      15
   Item 3. Quantitative and Qualitative Disclosures about Market Risk        21
   Item 4. Controls and Procedures                                           21

PART II - OTHER INFORMATION

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       23
   Item 6. Exhibits                                                          24
           Signatures                                                        25

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                                  SEPTEMBER 30,
                                                                                       2005       DECEMBER 31,
                                                                                   (UNAUDITED)        2004
                                                                                  -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 10,064      $  7,268
   Trade accounts receivable, less allowance for doubtful accounts
      of $5,565 at September 30, 2005 and $1,773 at December 31, 2004                137,614        56,332
   Inventories                                                                        32,968        10,339
   Prepaid expenses and other                                                         10,453         4,702
   Refundable income taxes                                                             1,021         1,832
   Deferred income taxes                                                              16,467         2,353
                                                                                    --------      --------
Total current assets                                                                 208,587        82,826
Property and equipment, less accumulated depreciation of
   $76,989 at September 30, 2005 and $69,668                                          91,475        46,431
   at December 31, 2004
Goodwill                                                                             212,681        71,720
Intangible assets, net                                                                53,909        12,754
Other assets                                                                           7,013         7,032
                                                                                    --------      --------
Total assets                                                                        $573,665      $220,763
                                                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                           $ 23,588      $  8,424
   Accrued expenses                                                                   71,875        26,578
   Income taxes payable                                                               15,101            --
   Current portion of long-term debt and capital lease obligations                       541         6,683
                                                                                    --------      --------
Total current liabilities                                                            111,105        41,685
Long-term debt                                                                       180,959        39,500
Capital lease obligations                                                                 70           464
Other                                                                                 15,604           979
Deferred income taxes                                                                 40,577         6,695
Stockholders' equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized, 28,386,779 and
      24,025,915 shares issued at September 30, 2005 and
      December 31, 2004, respectively; 26,146,814 and 21,816,879 shares outstanding at September 30, 2005 and December 31, 2004,
      respectively                                                                       225           191
   Additional paid-in capital                                                        168,265        92,350
   Retained earnings                                                                  80,981        61,330
   Accumulated comprehensive income                                                    1,465         2,442
                                                                                    --------      --------
                                                                                     250,936       156,313
   Treasury stock, at cost, 2,239,965 and 2,209,036 shares of common
      stock at September 30, 2005 and December 31, 2004, respectively                (25,586)      (24,873)
                                                                                    --------      --------
Total stockholders' equity                                                           225,350       131,440
                                                                                    --------      --------
Total liabilities and stockholders' equity                                          $573,665      $220,763
                                                                                    ========      ========

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  2005       2004
                                                --------   -------
Net sales                                       $165,343   $62,245
Cost of sales                                    107,388    34,027
Selling, general, and administrative expenses     39,760    16,562
Acquisition integration expenses                   1,971        --
                                                --------   -------
Operating income                                  16,224    11,656
Other income (expense)
   Interest income                                   103       126
   Interest expense                               (2,452)     (519)
   Other income                                       21        --
                                                --------   -------
                                                  (2,328)     (393)
                                                --------   -------
Income before income taxes                        13,896    11,263
Income tax provision                               5,136     3,946
                                                --------   -------
Net income                                      $  8,760   $ 7,317
                                                --------   -------
Earnings per share:
   Basic                                        $   0.34   $  0.34
   Diluted                                      $   0.32   $  0.33
Weighted average number of common and common
   equivalent shares outstanding - diluted        27,705    22,511
Dividends per common share                      $ 0.0325   $0.0325

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                  2005       2004
                                                --------   --------
Net sales                                       $454,742   $178,778
Cost of sales                                    297,251    102,362
Selling, general, and administrative expenses    111,869     47,516
Acquisition integration expenses                   4,043         --
                                                --------   --------
Operating income                                  41,579     28,900
Other income (expense)
   Interest income                                   254        127
   Interest expense                               (6,875)    (1,497)
   Other income                                      507         --
                                                --------   --------
                                                  (6,114)    (1,370)
                                                --------   --------

Income before income taxes                        35,465     27,530
Income tax provision                              13,289      9,965
                                                --------   --------
Net income                                      $ 22,176   $ 17,565
                                                --------   --------
Earnings per share:
   Basic                                        $   0.88   $   0.82
   Diluted                                      $   0.83   $   0.79
Weighted average number of common and common
   equivalent shares outstanding - diluted        26,761     22,370
Dividends per common share                      $ 0.0975   $ 0.0975

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)
                                 (In Thousands)

                                                               2005       2004
                                                            ---------   --------
OPERATING ACTIVITIES
Net income                                                  $  22,176   $ 17,565
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                               20,100      9,450
   Deferred income taxes                                          151       (796)
   Loss (gain) realized on sale of property and equipment         187         45
   Tax benefit from stock options exercised                     1,524         --
   Changes in operating assets and liabilities, net of
      effects from acquisitions:
      Trade accounts receivable                               (10,082)   (14,398)
      Inventories                                              (2,625)      (108)
      Prepaid expenses and other                                 (777)    (1,311)
      Trade accounts payable and accrued expenses             (18,666)     3,242
      Other liabilities                                        (2,700)        --
      Income taxes refundable/payable                           4,890      1,755
                                                            ---------   --------
Net cash provided by operating activities                      14,178     15,444

INVESTING ACTIVITIES

Proceeds from sales of property and equipment                   2,523        192
Capital expenditures                                          (14,554)    (8,256)
Acquisitions, net of cash acquired                           (204,453)    (5,243)
Contingent acquisition purchase price received from
   (paid to) escrow account                                       890     (1,600)
Other                                                            (280)      (290)
                                                            ---------   --------
Net cash used in investing activities                        (215,874)   (15,197)

FINANCING ACTIVITIES

Proceeds from debt                                            151,180     18,700
Principal payments on debt                                    (15,730)   (14,700)
Principal payments on capital lease obligations                  (577)       (45)
Payment of deferred loan fees                                    (636)        --
Common stock dividends                                         (2,525)    (2,086)
Purchase of common stock                                         (726)      (603)
Issuance of common stock                                       74,438      3,086
                                                            ---------   --------
Net cash provided by financing activities                     205,424      4,352
                                                            ---------   --------
Effect of foreign currency rate changes                          (932)       130
                                                            ---------   --------
Net increase in cash and cash equivalents                       2,796      4,729
Cash and cash equivalents beginning of period                   7,268      5,227
                                                            ---------   --------
Cash and cash equivalents end of period                     $  10,064   $  9,956
                                                            =========   ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                      $   4,466   $  1,144
Cash paid for income taxes                                      8,134      8,987

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

NOTE 3. DESCRIPTION OF BUSINESS

The Company is a leading independent provider of digital imaging graphic services to the global consumer products packaging, retail, point of sale, advertising, entertainment and promotional markets. The Company provides clients, at their option, access to a fully integrated or modular set of products and services on a global or local basis. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware. The Company presently has operations in North America (U.S., Canada and Mexico), Asia (Singapore, China, Japan, Thailand and Malaysia), Europe (United Kingdom, Belgium and Spain), India and Australia.

The Company's services include brand strategy, creative design, tactical design and adaptive design. The Company's services also include both digital and analog image database archival and management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs. The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times.

NOTE 4. INVENTORIES

Inventories consist of the following:

                     September 30,   December 31,
                          2005           2004
                     -------------   ------------
Raw materials           $ 4,455        $ 3,768
Work in process          29,595          7,653
                        -------        -------
                         34,050         11,421
Less: LIFO reserve       (1,082)        (1,082)
                        -------        -------
                        $32,968        $10,339
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

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three months ended September 30,
                                       --------------------------------
                                                 2005      2004
                                               -------   -------
Net income                                     $ 8,760   $ 7,317
                                               =======   =======

Weighted average shares                         26,111    21,657
Effect of dilutive stock options                 1,594       854
                                               -------   -------
Adjusted weighted average shares and
   assumed conversions                          27,705    22,511
                                               =======   =======

Basic earnings per share                       $  0.34   $  0.34
                                               =======   =======

Diluted earnings per share                     $  0.32   $  0.33
                                               =======   =======

                                       Nine months ended September 30,
                                       -------------------------------
                                                2005      2004
                                              -------   -------
Net income                                    $22,176   $17,565
                                              =======   =======

Weighted average shares                        25,334    21,548
Effect of dilutive stock options                1,427       822
                                              -------   -------
Adjusted weighted average shares and
   assumed conversions                         26,761    22,370
                                              =======   =======

Basic earnings per share                      $  0.88   $  0.82
                                              =======   =======

Diluted earnings per share                    $  0.83   $  0.79
                                              =======   =======

NOTE 6. SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in three geographic areas, the United States, Europe and Canada. Summary financial information by geographic area is as follows:

                             Three months ended September 30, 2005
                    ------------------------------------------------------
                                                         Other
                    United States    Canada    Europe   Foreign     Total
                    -------------   -------   -------   -------   --------
Sales                  $129,079     $ 9,358   $20,089   $ 6,817   $165,343
Long-lived assets       314,766      19,081    24,570     6,661    365,078
Net Assets              209,211      15,724     1,281      (866)   225,350

                             Three months ended September 30, 2004
                    ------------------------------------------------------
                                                         Other
                    United States    Canada    Europe   Foreign     Total
                    -------------   -------   -------   -------   --------

Sales                  $ 50,617     $ 7,635      --     $ 3,993   $ 62,245
Long-lived assets        84,076      17,490      --       7,302    108,868
Net Assets              115,956      11,072      --      (2,342)   124,686

                             Nine months ended September 30, 2005
                    ------------------------------------------------------
                                                         Other
                    United States    Canada    Europe   Foreign     Total
                    -------------   -------   -------   -------   --------
Sales                  $348,283     $26,290   $63,260   $16,909   $454,742
Long-lived assets       314,766      19,081    24,570     6,661    365,078
Net Assets              209,211      15,724     1,281      (866)   225,350

                             Nine months ended September 30, 2004
                    ------------------------------------------------------
                                                         Other
                    United States    Canada    Europe   Foreign     Total
                    -------------   -------   -------   -------   --------
Sales                  $145,257     $23,192      --     $10,329   $178,778
Long-lived assets        84,076      17,490      --       7,302    108,868
Net Assets              115,956      11,072      --      (2,342)   124,686

NOTE 7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the quarter and nine months ended September 30, 2005 and 2004, respectively, are as follows:

                                           Three months ended September 30,
                                           --------------------------------
                                                     2005     2004
                                                    ------   ------
Net income                                          $8,760   $7,317
Foreign currency translation adjustments               115    1,042
                                                    ------   ------
Comprehensive income                                $8,875   $8,359
                                                    ======   ======

                                           Nine months ended September 30,
                                           -------------------------------
                                                     2005      2004
                                                  --------   -------
Net income                                        $22,176    $17,565
Foreign currency translation adjustments             (977)       352
                                                  -------    -------
Comprehensive income                              $21,199    $17,917
                                                  =======    =======

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

                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                             2005     2004
                                                            ------   ------
Net income, as reported                                     $8,760   $7,317
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                    (259)    (178)
                                                            ------   ------
Net income, pro forma                                       $8,501   $7,139
                                                            ======   ======

Earnings per share
   Basic                                                    $ 0.34   $ 0.34
   Diluted                                                  $ 0.32   $ 0.33

Pro forma earnings per share
   Basic                                                    $ 0.33   $ 0.33
   Diluted                                                  $ 0.31   $ 0.32

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                             2005      2004
                                                           -------   -------
Net income, as reported                                    $22,176   $17,565
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                  (1,249)     (917)
                                                           -------   -------
Net income, pro forma                                      $20,927   $16,648
                                                           =======   =======

Earnings per share
   Basic                                                   $  0.88   $  0.82
   Diluted                                                 $  0.83   $  0.79

Pro forma earnings per share
   Basic                                                   $  0.83   $  0.77
   Diluted                                                 $  0.78   $  0.74

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

NOTE 9. ACQUISITIONS

On January 31, 2005, the Company completed its acquisition of 100% of the outstanding stock of Seven Worldwide Holdings, Inc., formerly known as KAGT Holdings, Inc. Seven Worldwide Holdings was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The results of operations of Seven Worldwide, Inc. for the periods July 1, 2005 through September 30, 2005 and February 1 through September 30, 2005 are included in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2005, respectively. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The Company expects to realize significant operating synergies as a result of this acquisition through consolidation of duplicate facilities and reduced operating expenses. The goodwill is not expected to be deductible as an operating expense for tax purposes.

The purchase price of $210,042 consisted of $135,566 paid in cash at closing, $3,956 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520, based on the average market price of the Company's common stock for the five day period beginning two business days before the execution of the acquisition agreement. Included in the purchase price were cash of $5,993 and 448 shares of the Company's Class A common stock, valued at $7,892, paid to the KAGT Holdings, Inc. Rabbi Trust, to be allocated to the subaccounts of certain stockholders and Seven Worldwide executives under the KAGT Holdings, Inc 2005 Deferred Compensation Plan. The assets of the Rabbi Trust were distributed to the participants in the KAGT Holdings, Inc. Deferred Compensation Plan during the second quarter of 2005.

The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable                               $ 71,200
Inventory                                                 20,004
Other current assets                                       5,900
Fixed assets                                              51,380
Intangible assets, principally customer relationships     44,157
Goodwill                                                 138,480
Other assets                                               1,522
Accounts payable                                         (19,093)
Other current liabilities                                (61,654)
Income taxes payable                                     (16,445)
Long term debt and capital lease obligations                 (50)
Deferred income taxes                                    (14,194)
Other liabilities                                        (17,325)
                                                        --------
Total purchase price, net of $6,160 cash received       $203,882
                                                        ========

The weighted-average amortization period of the intangible assets, principally customer relationships, is 13.9 years. The intangible asset amortization expense was $1,006 and $2,684 for the three month and nine month periods ended September 30, 2005, respectively, and will be approximately $4,000 annually for the twelve month periods ending September 30, 2006 and 2007, approximately $3,100 for the twelve month period ending September 30, 2008 and approximately $2,700 for the twelve month periods ending September 30, 2009 and 2010.

The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in this acquisition and began work on a consolidation plan before the acquisition was finalized. Based on the preliminary consolidation plan, the Company recorded an estimated restructuring reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the restructuring reserve are employee severance and lease termination expenses. The Company expects that most of the facility consolidations included in this plan will be initiated by the end of 2005 and will adjust the restructuring reserve as better information becomes available. The initial reserve and subsequent reserve modifications were recorded as adjustments to Goodwill and Accrued Expenses. The following table summarizes the reserve recorded at January 31, 2005 and the activity through September 30, 2005:

                     Balance              Balance                             Balance
                     Jan 31,              Mar 31,     Additions               June 30,
                       2005    Payments     2005    (Reductions)   Payments     2005
                     -------   --------   -------   ------------   --------   --------
Employee severance   $ 7,075   ($1,729)    $5,346     $   583      ($1,318)    $4,611
Lease termination      1,861       (62)     1,799       1,427         (348)     2,878
Other                  2,854      (180)     2,674      (1,612)        (166)       896
                     -------   -------     ------     -------      -------     ------

Total                $11,790   ($1,971)    $9,819     $   398      ($1,832)    $8,385
                     =======   =======     ======     =======      =======     ======

                      Balance                              Balance
                     June 30,    Additions                Sept 30,
                       2005     (Reductions)   Payments     2005
                     --------   ------------   --------   --------
Employee severance    $4,611       $ 579       ($1,944)    $3,246
Lease termination      2,878         (57)         (243)     2,578
Other                    896        (140)          (66)       690
                      ------       -----       -------     ------

Total                 $8,385       $ 382       ($2,253)    $6,514
                      ======       =====       =======     ======

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

The following table presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended September 30, 2005 and September 30, 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the KAGT Holdings, Inc. acquisition had occurred at the beginning of each period. The pro forma information contains the actual combined operating results of Schawk, Inc. and Seven Worldwide, Inc., with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of Seven Worldwide interest expense and deferred financing cost amortization related to bank debt retired at acquisition, offset by pro forma interest expense on Schawk, Inc. bank debt and private placement financing used to fund the acquisition, 2) elimination of redundant Seven Worldwide senior management not retained post-acquisition, and
3) proforma adjustment of depreciation and intangible asset amortization based on estimated fair values of the Seven Worldwide assets used in the Company's September 30, 2005 financial statements. The Seven Worldwide results of operations for the three month and nine month periods ended September 30, 2004 have been restated to eliminate discontinued operations of a division of the company divested in mid 2004.

Pro forma, unaudited, in thousands,   Three months ended   Three months ended
except per share amounts                 Sept 30, 2005        Sept 30, 2004
-----------------------------------   ------------------   ------------------
Total revenue                              $165,343             $155,214
Net income                                    8,760                9,919
Diluted earnings per share                 $   0.32             $   0.36

Pro forma, unaudited, in thousands,   Nine months ended   Nine months ended
except per share amounts              Sept 30, 2005       Sept 30, 2004
-----------------------------------   -----------------   -----------------
Total revenue                              $478,935            $451,297
Net income                                   19,494              18,414
Diluted earnings per share                 $   0.73            $   0.69

On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited (Winnetts.) The purchase price allocation for this acquisition has not been finalized. The Company will adjust the preliminary purchase price allocation upon the completion of the tangible and intangible asset appraisal that is in process.

In connection with its acquisition of the assets of Weir Holdings Limited (Winnetts) on December 31, 2004, the Company established a restructuring reserve, primarily for employee severance and lease abandonment expenses, in the amount of $2,500. The following table summarizes the activity in the reserve for the first nine months of 2005:

                     Balance              Balance              Balance
                     Dec 31,              Mar 31,              June 30,
                       2004    Payments     2005    Payments     2005
                     -------   --------   -------   --------   --------
Employee severance    $1,254       --      $1,254    ($198)     $1,056
Lease termination        837       --         837       --         837
Other                    409       --         409      (53)        356
                      ------      ---      ------    -----      ------
Total                 $2,500       --      $2,500    ($251)     $2,249
                      ======      ===      ======    =====      ======

                      Balance              Balance
                     June 30,              Sept 30,
                       2005     Payments     2005
                     --------   --------   --------
Employee severance    $1,056     ($120)     $  936
Lease termination        837        --         837
Other                    356      (200)        156
                      ------     -----      ------
Total                 $2,249     ($320)     $1,929
                      ======     =====      ======

One of the highest priorities of the Company during 2005 has been the integration of the Seven Worldwide and Winnetts acquisitions into the Company's combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the three month and nine month periods ended September 30, 2005, the Company recorded Acquisition integration expenses of $1,971 and $4,043, respectively, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations for the three month and nine month periods ended September 30, 2005. The major items included in this expense are severance pay for employees at legacy Schawk Inc facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

NOTE 10. DEBT

In connection with the Company's financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. On April 15, 2005, the accordion feature of the agreement was utilized to increase the revolving credit commitment to $115,000. $105,950 was outstanding under this agreement at September 30, 2005 and is included in Long-term debt on the Consolidated Balance Sheet.

Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the September 30, 2005 Consolidated Balance Sheet.

The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of September 30, 2005.

NOTE 11. INTANGIBLES

As of September 30, 2005, the acquired intangible assets related to the Winnetts acquisition on December 31, 2004 and the Seven Worldwide acquisition on January 31, 2005 have been valued based on preliminary purchase price allocations. The amounts allocated to intangible assets may be adjusted when these purchase price allocations are finalized. Intangible assets, resulting primarily from the Winnetts, Seven Worldwide and previous acquisitions accounted for under the purchase method of accounting, consist of the following:

                           Sept 30,   Dec 31,     Weighted
                             2005       2004    Average Life
                           --------   -------   ------------
Customer relationships     $52,230    $12,632    15.2 years
Non-compete agreements         681        681     3.5 years
Patents                        323        311    20.0 years
Digital Images                 900         --     5.0 years
Developed technologies       4,061         --     3.0 years
                           -------    -------
                            58,195     13,624    14.1 years
Accumulated amortization    (4,286)      (870)
                           -------    -------
                           $53,909    $12,754

Amortization expense related to intangible assets was $1,303 and $3,416 for the three month and nine month periods ended September 30, 2005. Amortization expense for each of the next five fiscal years beginning October 1, 2005 is expected to be approximately $5,063 for fiscal years 2006 and 2007, $4,161 for fiscal year 2008, $3,685 for fiscal year 2009 and $3,602 for fiscal year 2010.

NOTE 12. SUBSEQUENT EVENTS

On October 26, 2005, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission to register 3,552,372 shares of its common stock for offer and sale from time to time by certain stockholders of the Company who received shares in connection with the Company's acquisition of Seven Worldwide, Inc. in January 2005. The registration statement also registers for sale from time to time by the Company 500,000 shares of its common stock. The Company may offer such shares to the public from time to time in order to fund future acquisitions, to reduce indebtedness or to fund other corporate purposes. The Company will not receive any proceeds from sales of the shares made by any selling stockholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed as such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, higher than expected costs or unanticipated difficulties associated with integrating the acquired operations of Winnetts and Seven Worldwide, higher than expected costs associated with compliance with legal and regulatory requirements, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, ability to implement restructuring plans, the stability of political conditions in other countries in which the Company has production service capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

                            EXECUTIVE-LEVEL OVERVIEW

The Company grew substantially in the first nine months of 2005 as a result of two important acquisitions. The Company's annual revenue is expected to reach $610,000 - $620,000 in 2005 as compared to $238,000 in 2004 with most of the growth attributable to the two acquisitions, Weir Holdings, Inc. (trade name "Winnetts") on December 31, 2004 and Seven Worldwide, Inc. (Seven Worldwide) on January 31, 2005.

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

ACQUISITIONS

The Company has grown its business through a combination of internal growth and through acquisitions. The Company has completed approximately 50 acquisitions since its business was founded in 1953. The Company's two most recent acquisitions have significantly expanded its service offerings and its geographic presence, making it the only independent prepress firm with operations in North America, Europe and Asia. As a result of these acquisitions, the Company is able to offer a broader range of services to its clients. The Company's expanded geographic presence also allows it to better serve its multinational clients' demands for global brand consistency.

Winnetts. On December 31, 2004, the Company acquired certain assets and the business of Weir Holdings, Ltd. (known as "Winnetts"), a UK based graphic services company with $37.8 million in revenues in 2004 and operations in 6 locations in the UK, Belgium and Spain. The acquisition price was $23.5 million. Winnetts is the Company's first operation in Europe. Since the acquisition occurred as of the close of business on December 31, 2004, there are no results of operations for Winnetts in the Company's 2004 statement of operations, but the acquired assets and liabilities of Winnetts are included in the Company's 2004 year end balance sheet. Winnetts had revenues of $37.8 million and $35.8 million in 2004 and 2003, respectively, with gross margin and operating income percentages lower than those of Schawk, Inc. for those periods.

Seven Worldwide. On January 31, 2005, the Company acquired Seven Worldwide, Inc. (formerly Applied Graphics Technologies, Inc.), a graphic services company with operations in 40 locations in the United States, Europe, Asia and Australia and revenues of $369.9 million in 2004. Seven Worldwide's results of operations are included in the Company's results beginning January 31, 2005. Seven Worldwide had revenues of $369.9 million and $377.7 million in 2004 and 2003, respectively, with gross margin and operating income percentages lower than those of Schawk, Inc. for those periods.

The principal objective in acquiring Winnetts and Seven Worldwide was to expand the Company's geographic presence and its service offering. This expansion enables the Company to provide a more comprehensive level of customer service, to build a broader platform from which to grow its business and continue to pursue greater operating efficiencies. On a combined basis, assuming the Company had acquired each of Winnetts and Seven Worldwide on January 1, 2004, the Company had pro forma revenues of over $646.0 million in 2004.

The Company has 62 operating locations globally that produce graphic images for clients. While providing a variety of services from location to location, the Company's operations are similar to one another in that regardless of the client assignment, graphic artists produce the work by applying specialized techniques and using standard graphics software and computers. Many locations produce graphic images for more than one market.

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

For the quarter ended September 30, 2005, the Company increased sales by 165.6% over the third quarter of 2004. The revenue growth was primarily a result of the Winnetts and Seven Worldwide acquisitions. The Company's gross profit and operating income increased in the third quarter of 2005 as a result of the acquisitions. The gross margin and operating margin percentages decreased in the third quarter of 2005 relative to the third quarter of 2004 as a result of lower margin business from the acquired companies. Net income increased to $8,760 from $7,317 quarter over quarter. Third quarter earnings per share were 32 cents, fully diluted, compared to the prior year third quarter earnings per share of 33 cents.

The Company's sales for the nine-month period ended September 30, 2005 were 154.4% higher than the first nine months of 2004, with the increase attributable to the two acquisitions. The lower margin business from the acquisitions resulted in gross margin and operating margin percentages that were lower in the first nine months of 2005 compared to 2004. Net income increased 26.3%, from $17,565 for the first nine months of 2004 to $22,176 for the first nine months of 2005. Earnings per share for the first nine months of 2005 were 83 cents, fully diluted, compared to 79 cents, fully diluted, in the first nine months of 2004.

As previously disclosed, on January 31, 2005, the Company completed the acquisition of Seven Worldwide, a graphic services company with $370 million of revenue in 2004 and operations in 40 locations in the United States, Europe, Asia and Australia. The purchase price of $210,042 consisted of $135,566 paid in cash at closing, $3,956 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520.

The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in this acquisition and began work on a consolidation plan before the acquisition was finalized. The Company has recorded an estimated restructuring reserve based on the preliminary consolidation plan. The major expenses included in the restructuring reserve are severance pay for employees of acquired facilities that will be merged with existing operations and lease termination expenses. In addition, the Company recorded acquisition integration expenses which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations of $1,971 for the third quarter of 2005 and $4,043 for the nine month period ended September 30, 2005. The major items included in this expense are severance pay for employees at legacy Schawk, Inc. facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

In connection with the Company's financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, which was expanded to $115,000 on April 15, 2005. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. As of September 30, 2005 there was $181,570 of debt outstanding of which $181,029 was considered long-term.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Thousands of dollars, except per share amounts)

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                 Three Months Ended September 30, 2005 and 2004
                                 (in thousands)

                                                                        $         %
                                                 2005       2004     CHANGE    CHANGE
                                               --------   -------   --------   ------
Net sales                                      $165,343   $62,245   $103,098   165.6%
Cost of sales                                   107,388    34,027     73,361   215.6%
                                               --------   -------   --------
Gross profit                                     57,955    28,218     29,737   105.4%
Gross margin percentage                            35.1%     45.3%

Selling, general and administrative expenses     39,760    16,562     23,198   140.1%
Acquisition integration expenses                  1,971        --      1,971     nm
                                               --------   -------   --------
Operating income                                 16,224    11,656      4,568    39.2%
Operating margin percentage                         9.8%     18.7%

Other income (expense)
Interest income                                     103       126        (23)    nm
Interest expense                                 (2,452)     (519)    (1,933)  372.4%
Other income                                         21        --         21     nm
                                               --------   -------   --------
                                                 (2,328)     (393)    (1,935)  492.4%
                                               --------   -------   --------

Income before income taxes                       13,896    11,263      2,633    23.4%

Income tax provision                              5,136     3,946      1,190    30.2%
                                               --------   -------   --------
Effective income tax rate                          37.0%     35.0%

Net income                                     $  8,760   $ 7,317   $  1,443    19.7%
                                               ========   =======   ========

     nm - Percentage not meaningful

Net sales increased $103.1 million or 165.6% as compared to the prior year third quarter. The increase is primarily due to the acquisitions of Winnetts and Seven Worldwide ("the acquired businesses".)

Gross margin for the third quarter of 2005 decreased to 35.1% from 45.3% for the third quarter of 2004, primarily due to lower margin business from the acquired businesses.

Operating income for the third quarter of 2005 increased 39.2% to $16.2 million compared to $11.7 million in the third quarter of 2004. The increase is primarily due to the additional operating income from the acquired companies. The operating margin percentage decreased to 9.8% in the third quarter of 2005 compared to 18.7% in the third quarter of 2004, primarily due to lower margin business from the acquired businesses.

Interest expense of $2.5 million for the third quarter of 2005 increased $1.9 million compared to the same period in 2004. The increase is due to additional indebtedness incurred during the first nine months of 2005 in connection with the acquired businesses.

Income tax expense for the third quarter of 2005 was at an effective tax rate of 37.0% compared to a rate of 35.0% in the third quarter of 2004. The lower effective tax rate in 2004 was due to tax refunds and credits that did not recur in 2005. It is anticipated that the effective tax rate for 2005 will be in the range of 37.0% to 38.0%.

Net income was higher in the third quarter of 2005 as compared to the third quarter of 2004 for the reasons previously described.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Thousands of dollars, except per share amounts)

                                  Schawk, Inc.
                Comparative Consolidated Statements of Operations
                  Nine Months Ended September 30, 2005 and 2004
                                 (in thousands)

                                                                         $         %
                                                 2005       2004      CHANGE    CHANGE
                                               --------   --------   --------   ------
Net sales                                      $454,742   $178,778   $275,964   154.4%
Cost of sales                                   297,251    102,362    194,889   190.4%
                                               --------   --------   --------
Gross profit                                    157,491     76,416     81,075   106.1%
Gross margin percentage                            34.6%      42.7%

Selling, general and administrative expenses    111,869     47,516     64,353   135.4%
Acquisition integration expenses                  4,043         --      4,043     nm
                                               --------   --------   --------
Operating income                                 41,579     28,900     12,679    43.9%
Operating margin percentage                         9.1%      16.2%

Other income (expense)
Interest income                                     254        127        127     nm
Interest expense                                 (6,875)    (1,497)    (5,378)  359.3%
Other income                                        507         --        507     nm
                                               --------   --------   --------
                                                 (6,114)    (1,370)    (4,744)  346.3%
                                               --------   --------   --------

Income before income taxes                       35,465     27,530      7,935    28.8%

Income tax provision                             13,289      9,965      3,324    33.4%
                                               --------   --------   --------
Effective income tax rate                          37.5%      36.2%
Net income                                     $ 22,176   $ 17,565   $  4,611    26.3%
                                               ========   ========   ========

     nm - Percentage not meaningful

Net sales increased $276.0 million or 154.4% in the first nine months of 2005 as compared to the first nine months of the prior year. The increase is primarily due to the acquired businesses.

Gross margin for the first nine months of 2005 decreased to 34.6% from 42.7% for the first nine months of 2004, primarily due to lower margin business from the acquired businesses.

Operating income for the first nine months of 2005 increased 43.9% to $41.6 million compared to $28.9 million in the first nine months of 2004. The increase is primarily due to the additional operating income from the acquired companies. The operating margin percentage decreased to 9.1% in the first nine months of 2005 compared to 16.2% in the first nine months of 2004 primarily due to lower margin business from the Seven Worldwide and Winnetts acquisitions. Interest expense of $6.9 million for the first nine months of 2005 increased $5.4 million compared to the same period in 2004. The increase is due to additional indebtedness incurred during the first nine months of 2005 in connection with the acquired businesses.

Income tax expense for the first nine months of 2005 was at an effective tax rate of 37.5% compared to a rate of 36.2% in the first nine months of 2004. The lower effective tax rate in 2004 was due to tax refunds and credits that did not recur in 2005. It is anticipated that the effective tax rate for 2005 will be in the range of 37.0% to 38.0%.

Net income and earnings per share were higher in the first nine months of 2005 as compared to the first nine months of 2004 for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had $10,064 in consolidated cash and cash equivalents, compared to $7,268 at December 31, 2004.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Cash provided by operations was $14,178 in the first nine months of 2005 compared to cash provided by operations of $15,444 in the first nine months of 2004. The Company's higher net income in the 2005 period was offset by increased usage of cash to pay for acquisition-related accounts payable and accrued expenses. In addition, cash collections on trade accounts receivable slowed at the end of the third quarter, negatively impacting cash flow for the quarter.

Depreciation and amortization expense in the first nine months of 2005 was $20,100 as compared to $9,450 in the first nine months of the prior year. The increase in depreciation and amortization expense is attributable to the additional property, plant and equipment and intangible assets acquired in the Seven Worldwide and Winnetts acquisitions.

CASH USED IN INVESTING ACTIVITIES

Cash used in investing activities was $215,874 in the first nine months of 2005 compared to $15,197 in the first nine months of 2004. The increase in cash used in the first nine months of 2005 reflects the acquisition of Seven Worldwide for $203,882. In the first nine months of 2004, $6,843, including $1,600 of contingent purchase price paid to an escrow account, was used for acquisition of the assets of Virtualcolor.

Capital expenditures were $14,554 in the first nine months of 2005 compared to $8,256 in the first nine months of 2004. The increase in capital expenditures in 2005 is primarily due to capital expenditures at the newly acquired companies. Capital expenditures are anticipated to be in a range of $20,000 to $22,000 for all of 2005.

CASH PROVIDED BY FINANCING ACTIVITIES

Cash provided by financing activities was $205,424 for the first nine months of 2005 compared to $4,352 in the first nine months of 2004. The cash provided by financing activities in the 2005 period includes $142,030 of proceeds from new debt and $70,520 of common stock issued to finance the Seven Worldwide acquisition.

Dividend payments on common stock were $2,525 for the first nine months of 2005 compared to $2,086 in the first nine months of 2004. The increase in the dividends paid was due to a greater number of shares outstanding in 2005 as compared to 2004. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2005.

In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. This credit agreement replaced a $30,000 unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115 million from $100 million to provide additional flexibility to the Company. $105,950 was outstanding under the new agreement at September 30, 2005 and is included in Long-term debt on the September 30, 2005 Consolidated Balance Sheet.

Also in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the September 30, 2005 Consolidated Balance Sheet.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000 and bearing interest at 4.90%, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10,000 and bearing interest at 4.98%, which closed in April 2004. The total debt of $25,000 issued under the private placement agreement is shown as Long Term Debt on the September 30, 2005 Consolidated Balance Sheet.

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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no other changes to our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

The following table summarizes the shares repurchased by the Company during the first nine months of 2005:

                                                          No. Shares Purchased as
                     Total No. Shares   Avg. Price Paid       Part of Publicly
Period                   Purchased         Per Share         Announced Program
------               ----------------   ---------------   -----------------------
January                       --                 --                  --
February                      --                 --                  --
March                      2,056             $20.98                  --
                          ------             ------                 ---
1st Qtr 2005 Total         2,056             $20.98                  --
                          ======             ======                 ===

April                         --                 --                  --
May                           --                 --                  --
June                      30,567             $22.33                  --
                          ------             ------                 ---
2nd Qtr 2005 Total        30,567             $22.33                  --
                          ======             ======                 ===

July                          --                 --                  --
August                        --                 --                  --
September                     --                 --                  --
                          ------             ------                 ---
3rd Qtr 2005 Total            --                 --                  --
                          ======             ======                 ===
Year-to-date Total        32,623             $22.25                  --
                          ======             ======                 ===

ITEM 6. EXHIBITS

A. Exhibits

EXHIBIT #                                DESCRIPTION
---------                                -----------
    3.1     Certificate of Incorporation of Schawk, Inc., as amended.
            Incorporated herein by reference to Exhibit 4.2 to Registration
            Statement No. 333-39113.

    3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

    4.1 Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 333-39113.

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

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2005.

SCHAWK, INC.
(Registrant)


/s/ David A. Schawk
-------------------------------------
President, Chief Executive Officer
and Director


/s/ James J. Patterson
-------------------------------------
Senior Vice President and
Chief Financial Officer