Form 10-K
period 2005-12-31
SCHAWK INC
filed 2006-03-15
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-9335
SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	66-0323724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1695 River Road Des Plaines, Illinois (Address of principal executive office)	60018 (Zip Code)
(Registrant’s telephone number, including area code)
847-827-9494
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.008 par value	New York Stock Exchange
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large accelerated filer ☐          Accelerated filer ☑          Non- accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).     Yes ☐          No ☑
      The aggregate market value on June 30, 2005 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $160,463,550.
      The number of shares of the Registrant’s Common Stock outstanding as of March 8, 2006, was 26,089,355
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the annual shareholders’ meeting to be held May 17, 2006 are incorporated by reference into Part III.

SCHAWK, INC
FORM 10-K ANNUAL REPORT

DECEMBER 31, 2005

PART I

ITEM 1.	BUSINESS
General
      Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) operate in one operating business segment, Digital Imaging Graphics Arts, which serves consumer products packaging, advertising and promotional markets. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware.
      The Company is one of the world’s largest independent brand image solutions companies. The Company delivers a broad range of digital pre-media graphic services through 177 locations in 13 countries across North America, Europe, Asia and Australia. The Company designs, creates and manages image and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and advertising materials. These services provide a vital interface between the creative and production processes and assure the production of consistent, high-quality graphic images. The Company believes these services enable our clients to bring their products to market more quickly, consistently and efficiently.
      The Company’s clients include 33 of the Fortune 100 companies. These clients select us for our comprehensive brand consulting services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes our clients are increasingly choosing to outsource their imaging needs to us for a variety of reasons, including our:

•	ability to service our clients’ graphic requirements throughout the world;

•	rapid turnaround and delivery times;

•	comprehensive, up-to-date knowledge of the printing press specifications of converters and printers located throughout the world;

•	high quality creative design capabilities and production art expertise;

•	consistent reproduction of colors across multiple packaging and promotional media;

•	digital imaging asset management; and

•	efficient workflow management.
      The Company acquired one of its largest competitors, Seven Worldwide, Inc. (“Seven”) (formerly Applied Graphics Technologies, Inc.) in January 2005 and the business of Winnetts from Weir Holdings, Inc. in December 2004. Primarily as a result of these acquisitions, net sales for the year ended December 31, 2005 grew to $614.5 million, a 157.8% increase over net sales of $238.3 million for the same period in 2004.
Graphic Services Industry
      Industry services. “Pre-media graphic services” are the tasks involved in preparing images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and/or advertising materials. Packaging for consumer products encompasses folding cartons, boxes, trays, bags, pouches, cans, containers, packaging labels and wraps. Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, digital photography, retouching, color separation and plate making services. While graphic services represent a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic imaging work.
      “Color separation” generally refers to preparing color images, text and layout for the printing process. Graphic services such as color separations were traditionally performed by skilled craftspeople almost entirely by hand, using what is known as the “conventional” method. With the development of digital technology, graphics firms like ours have become more highly computerized, providing digital imaging services in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to us in a digitized format on a variety of digitally generated media and via the Internet. More recently there is a trend toward an all-digital workflow, from creative design through printing. The industry is expanding the production of plates directly from a digital file, in a process referred to as “direct to plate” (DTP) or “computer to plate” (CTP). This process eliminates the step of preparing photographic film and exposing the film on a plate. CTP technology is more precise and reduces the time to produce a printing plate. Typically printers and converters provide CTP services as part of a bundled service to their customers; however, the Company maintains CTP units and has the capability to provide CTP services to our clients to accommodate their needs.
      Size of industry. The global graphic services industry has thousands of market participants, including independent pre-press service providers, converters, printers and, to a lesser extent, advertising agencies. Most graphic services companies focus on publication work such as textbooks, advertising, catalogs, newspapers and magazines. The Company’s target markets, however, are high-end packaging, advertising and promotional applications for the consumer products industry. The Company estimates the North American market for graphic services in the consumer products packaging industry is approximately $1.5 billion and the worldwide market is as high as $6.0 billion. The Company estimates the broader market for graphic services including publishing, advertising and promotional as well as packaging applications in North America may be as high as $8.0 billion and worldwide may be as high as $30.0 billion. Within the consumer products graphic industry, the market is highly fragmented with thousands of limited service partners, only a small number of which have annual revenues exceeding $20.0 million.
      The rapid development of lower-cost, faster desktop publishing software systems has increased the potential for competition in the graphic services industry by lowering barriers to entry relating to equipment costs. However, there are other barriers to entry in our industry. For example, hundreds of “technician — years” of expertise in working with printers and converters are required to make sure a package is printed according to the client’s specifications. For this reason in particular, the Company believes new start-ups have difficulty competing with our Company. Other barriers to entry include increases in government regulation related to consumer products packaging, demand for faster turnaround times, and the need for global brand consistency and certainty of supply. The Company believes that the number of graphic services providers to the consumer products industry will continue to diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, the need for highly skilled personnel and the growing demands of clients for full-service global capabilities.
      Graphic services for consumer products companies. High quality graphic services are critical to the effectiveness of any consumer products marketing strategy. A change in the graphic image of a package, advertisement or point-of-sale promotional display can dramatically increase sales of a particular product. New product development has become a vital strategy for consumer products companies, which introduce thousands of new products each year. In addition to introducing new products, consumer products companies are constantly redesigning their packaging, advertising and promotional materials for existing products to respond to rapidly changing consumer tastes (such as the fat or carbohydrate content of foods), current events (such as major sports championships and blockbuster film releases) and changing regulatory requirements. The speed and frequency of these changes and events have led to increased demand for shorter turnaround and delivery time between the creative design phase and the distribution of packaged products and related advertising and promotional materials.
      Consumer products manufacturers seek to reduce overhead in many ways, including by outsourcing their internal brand image capabilities. To achieve cost savings and process efficiencies, consumer products companies increasingly consolidate their relationships with graphic image solution service providers that can offer comprehensive solutions on demand. Large global consumer products companies require worldwide quality and consistency in packaging, advertising and promotional materials as they attempt to build global brand name recognition. The Company believes that all of these factors lead consumer products companies to seek out larger brand image solutions companies with broader service offerings and geographic reach that will enable them to bring their products to market more quickly, consistently and efficiently.
      Graphic services for consumer product packaging present specific challenges. Packaging requirements for consumer products are complex and demanding due to variations in package materials, shapes, sizes, custom colors, storage conditions and marketing enhancements. An ever-increasing number of stock-keeping units, or SKUs, compete for shelf space and market share, making product differentiation essential to our clients. In recent years consumer products companies have redirected significant portions of their marketing budgets toward package design and point-of-sale media as they recognize the power of point-of-sale marketing on consumer buying behavior. Because pre-media services represent only a small portion (estimated to be less than 10%) of the overall cost of consumer products packaging, changes in package design have only a modest impact on overall costs. Recognizing this high benefit/low cost relationship and the continuous need to differentiate their offerings, consumer products companies change package designs frequently as part of their core marketing strategy.
      Factors driving increased demand for our brand image solutions. Rapidly changing consumer tastes, shifting marketing budgets, the need for product differentiation, changing regulatory requirements, the relative cost-effectiveness of packaging redesign and other factors described above have all led to a significant increase in the volume and frequency of package design modifications. This increase, along with the related changes in advertising and promotional materials, has resulted in significantly increased demand for the brand image solutions Schawk provides.
Services
      The Company offers comprehensive, high quality digital imaging graphic services. The Company’s facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, plate making and press proofs for lithography, flexography and gravure. These services include both digital and analog image database archival and management, as well as creative design, 3-D imaging, art production, large format printing, and various related outsourcing and graphics arts consulting services. The Company provides a series of best-practices driven advisory, implementation and management services, including workflow architecture, print management, color management and printer evaluation.
      Schawk’s service offerings are organized within the graphic services umbrella into three core competencies: graphic services, brand strategy and creative design, and enterprise products.
      Graphic services. Under the Schawk brand, graphic services encompasses a number of service offerings including traditional prepress business as well as high-end digital photography, color retouching and large format digital printing. Graphic service operations are located throughout North America, Europe and Asia. Graphic service business represented approximately 96% of our revenues in the twelve months ended December 31, 2005.
      Brand strategy and creative design. Under the Anthem Group brand, the Company offers brand consulting and creative design for packaging applications to Fortune 1000 consumer-products companies, food and beverage retailers and mass merchandisers. Anthem Group consists of leading creative design firms acquired since 1998 in Toronto and San Francisco, as well as start-ups in Chicago, New York and Singapore. Schawk recently announced an arrangement between Anthem Group and Nestle U.K. pursuant to which more than 50 strategic design professionals at Nestle U.K. will join Anthem. This transaction provides us with our first substantial creative design presence in Europe. The Company’s Anthem Group professionals will continue to be based at Nestle U.K.’s facilities and work on Nestle and other non-competitive creative assignments. Anthem Group represented approximately 3% of our overall revenues in the twelve months ended December 31, 2005.
      Enterprise products. Three services that help differentiate Schawk from its competitors are digital asset management, workflow management and online proofing. These services are available through Schawk’s Digital Solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies and pharmaceutical companies. Through its integrated software solution, PaRTStm (Production and Resource Tracking System), Digital Solutions works with clients to organize their digital assets, streamline their internal workflow and improve efficiency. The improved speed to market allows the consumer products companies to increase the number of promotions without increasing costs. Schawk also offers digital three-dimensional modeling of prototypes or existing packages for our consumer products clients. This service is branded as Schawk 3-D and is included in the enterprise products service offering. Enterprise products represented approximately 1% of our revenues in the twelve months ended December 31, 2005.
      To capitalize on market trends, management believes they must continue to provide clients with the ability to make numerous changes and enhancements within increasingly shorter turnaround times. Accordingly, the Company has focused its efforts on improving our response times and continues to invest in rapidly emerging technology and the continuing education of our employees. The Company also educates our clients on the opportunities and complexities of state-of-the-art equipment and software. The Company believes that our ability to provide quick turnaround and delivery times, dependability and value-added training and education programs will continue to give us a competitive advantage in serving clients who require high volume, high quality product imagery.
      Over the course of our business history, the Company has developed strong relationships with many of the major converters and printers in the United States and Canada. As a result, the Company has compiled an extensive proprietary database containing detailed information regarding the specifications, capabilities and limitations of printing equipment in the markets we serve around the world. This database enables us to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to the color separation work to account for irregularities or idiosyncrasies in the printing presses of each of the clients’ converters. The Company’s database also enhances our ability to ensure the consistency of our clients’ branding strategies. The Company strives to afford our clients total control over their imaging processes with customized and coordinated services designed to fit each individual client’s particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client’s printed matter are maintained.
Competitive Strengths
      The Company believes that the following factors have been critical to our past success and represent the foundation for future growth.
      The Company is a leader in a highly fragmented market. The Company is one of the world’s largest independent brand image solutions companies. There are thousands of independent market participants in our industry in North America alone, and the vast majority of these are single-location, small niche firms with annual revenues of less than $20.0 million. The Company believes that our size, expertise, breadth of services and global presence represent a substantial competitive advantage in our industry.
      The Company has direct client relationships. While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with our clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2005, the Company had 116 on-site locations staffed by approximately 400 Schawk employees. The Company’s direct client relationships enable us to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.
      The Company has a comprehensive service offering. The Company provides our clients with a comprehensive offering of brand image solutions services. The Company has built upon our core pre-media services by acquiring and integrating digital imaging graphic services such as brand strategy services, workflow audit services, creative design, production art, print management consulting, digital asset management and high-end re-touching. In addition to generating more revenue, the increased breadth of our service offering enables us to manage the pre-media graphic process, from image planning and design to media fulfillment. This results in quicker, more consistent and cost-effective solutions for our clients, and in many cases enables our clients to undertake more product introductions or existing packaging alterations without exceeding their budgets.
      The Company has unique global capabilities. The Company has 177 locations in 13 countries across 4 continents. The Company has combined this global platform with our proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their production internationally. The Company’s global presence and proprietary databases help ensure consistent brand imaging for our clients around the world.
      The Company generates strong cash flow. The Company has a proven record of generating strong cash flow through profitable growth in operating performance and a strong financial discipline. The Company has been able to manage its costs efficiently, address prevailing market conditions and avoid dependence on revenue growth to maintain or increase profitability. Also, historically, the Company has only had a modest need for capital investment. The Company believes that these factors should enable us to continue to generate strong cash flow.
Strategy
      The Company’s goal is to enhance our leadership position in the brand image solutions industry. Our strategies to realize this objective include:

Capitalizing on our recently enhanced platform. The Company seeks to capitalize on the breadth of its services and its global presence. The Company’s dedicated business development team emphasizes the ability to tailor integrated brand image solutions on a global scale to meet our clients’ specific needs. Our total solution approach has recently yielded several significant new opportunities by expanding service offerings to existing clients and winning global representation of clients previously using our services only in a single market. This strategy is expected to drive additional organic growth in the future.

Matching our services to the needs of our clients. As our clients continually create new products and extend and enhance their existing brands, the Company continues to match its brand image solutions to meet the needs and, where necessary, adapt services as their needs change and grow. The Company’s adaptability is exemplified by our ability to scale our service offerings, shift employees among our locations to address surges in a client’s promotional activity, and originate services from additional global locations based on changes in a client’s global branding strategy.

Pursuing acquisitions opportunistically. Where opportunities arise and in response to client needs, Schawk will continue to seek strategic acquisitions of selected businesses to broaden our service offerings, enhance our client base or build a new market presence.
Recent Acquisitions
      The Company’s profitability and access to capital have enabled us to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. In our 52-year business history, the Company has integrated approximately 50 graphic and imaging businesses into our operations. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets. Most recently, our acquisitions of Winnetts and Seven Worldwide, Inc. have significantly increased our ability to meet and adapt to client needs and industry trends by:

•	expanding our geographic reach to Europe, Australia and India, which benefits our existing clients as they seek to establish global brand consistency; and

•	increasing and expanding the scope of our global service offerings, such as creative design and high end retouching, and entering into new markets, such as retail and media.

      Seven provides graphic services to companies in the following market segments: consumer goods; retail; pharmaceutical; media & entertainment; publishing; advertising; and general goods & services. Seven’s solutions enable these companies to create, distribute and manage communications assets, such as advertising and editorial pages, consumer goods packaging, out-of-home (point-of-sale, large format) signage and Internet content. Its mission is to bring both process efficiency and messaging consistency to marketing execution. Seven has graphic services capabilities to support clients who use multiple forms of marketing methods to connect with targeted audiences worldwide. The Company believes that Seven’s solution approach drives cost savings and streamlines execution as clients leverage Seven’s talent, processes, technology and infrastructure. Its graphic services solutions focus on both performing and coordinating key creative and production services, from planning and design through pre-press and media fulfillment.
      Winnetts provides a wide range of graphics services to major brand owning clients and to clients in the packaging, mail-order and printing businesses. Winnetts offers a flexible platform of services to accommodate clients’ needs and priorities, from production of artwork files and reprographics for all print processes to providing the tools by which clients can manage their brands and improve quality, cost and reliability within their packaging and catalog processes.
      The Seven and Winnetts acquisitions also have increased the amount of business the Company does for the world’s largest consumer products companies, particularly for the non-U.S. divisions of our existing clients. As the Company continues to integrate the acquired businesses into our Company, the Company has begun to realize cost and operating synergies among U.S. and overseas operations. Through these acquisitions, the Company believes we now have a platform with the necessary geographic reach and range of service offerings to succeed in meeting our clients’ imaging and branding needs on a global basis. The Company believes it is the only brand image solutions company positioned to offer such a breadth of services on a global scale.
      The Company intends to continue acquiring businesses that will broaden our service offerings, enhance our client base or build a new market presence. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which the Company operates. The Company expects to strengthen its market position by applying our management and operational philosophies and practices, which have been successful in our businesses, to newly acquired businesses.
Marketing and Distribution
      The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 150 direct salespersons and 200 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. The Company’s salespersons and client service technicians share responsibility for marketing our offerings to existing and potential clients, thereby fostering long-term institutional relationships with our clients.
Clients
      The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. Many of our clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding our clients and converters. Management believes that this role has enabled us to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of our services and have worked closely with us to reduce required lead-time, thereby lowering their costs. End-use clients often select and use us to ensure better control of their packaging or other needs and depend on us to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. Schawk has established 116 on-site locations at or near clients that require high volume, specialized service. As our art production services continue to expand, the Company anticipates that it will further develop our on-site services.
      Many clients place orders on a daily and weekly basis and work closely with us year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven graphic cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of our business. See “Seasonality and cyclicality”.
      In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. During 2004 and 2005, our largest client accounted for approximately 7% and 9% of our total revenues, respectively, and the 10 largest clients in the aggregate accounted for approximately 43% and 35% of revenues, respectively.
Competition
      The Company’s competition comes primarily from other independent graphic service providers and converters and printers that have graphic service capabilities. The Company believes that converters and printers serve approximately one-half of our target market, and the other one-half is served by independent graphic service providers. Independent graphic service providers are companies whose business is performing graphic services for one or more of the principal printing processes. Since the acquisition of Seven, the Company believes that only three firms, Southern Graphics Systems, Matthews International Corporation and Vertis, Inc., compete with it on a national or international basis in certain markets. The remaining independent graphic service providers are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and capitalize on state-of-the-art technology and contend with the increasing demands for speed.
      Some converters with graphic service capabilities compete with us by performing such services in connection with printing work. Independent graphic service providers, such as us, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize our services because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on graphic services technology.
      As requirements of speed, consistency and efficiency continue to be critical, along with the recognition of the importance of focusing on their core competencies, clients have increasingly recognized that Schawk provides services at a rate and cost that makes outsourcing more cost effective and efficient.
Research and Development
      The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in our industry that have applications for consumer products packaging. To build upon our leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at our operating facilities. The Company continually invests in new technology designed to support our high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. PaRTStm and Schawk 3-D are examples of our commitment to research and development. Total research and development spending is not material.

      As an integral part of our commitment to research and development, the Company supports its internal Schawk Technical Advisory Board, as it researches and evaluates new technologies in the graphic arts and telecommunications industries. This board meets quarterly to review new equipment and programs, and then disseminates the information to the entire Company and to clients as appropriate.
Employees
      As of December 31, 2005, Schawk had approximately 4,300 employees. Of this number, approximately 12% are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. Our union employees are vital to our operations. Collective bargaining agreements covering our union employees in four facilities are subject to renegotiations. The Company considers our relationships with our employees and unions to be good.
Backlog
      The Company does not maintain backlog figures as the rapid turn-around requirements of our clients result in little backlog. Generally, projects or orders are in and out of our facilities within five to seven days. Approximately one-half of total revenues are derived from clients with whom the Company has entered into service agreements. With respect to revenues from clients that are not under contract, Schawk maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.
Seasonality and Cyclicality
      The Company’s digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. Increasingly, as demand for new products increases, traditional cycles related to timing of major brand redesign activity has gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality has historically existed in that the months of December and January were typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. This seasonality in our business is expected to be offset by the increase in holiday related business with respect to the retail portion of Seven’s business in the fourth quarter. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, our advertising business declines.
Purchasing and Raw Materials
      The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2005, materials and supplies accounted for $42.5 million or approximately 10.5% of the Company’s cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.
Intellectual Property
      The Company owns no significant patents. The trademarks “Schawk,” and “PaRTS” and the trade names “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Chromart,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Designer’s Atelier,” “Schawk Japan,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk New York,”

“Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Interchange,” “InterchangeDigital,” “Interchange Digital Management Services,” “Laserscan,” “Winnetts,” “Applied Graphics Technologies,” “Black Dot,” “Black Dot Graphics,” “Black Dot, Inc.,” “Black Dot Group,” “Hudson Yards,” “PreMedia One,” “Typo-Graphics,” “Flying Color,” “Flying Color Graphics,” “Proof Positive,” and “Proof Positive/ Farrowlyne Associates, Inc.” are the most significant trademarks and trade names used by the Company or its subsidiaries.
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
      The Company has adopted a code of ethics (the “Code of Ethics”), as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code of ethics applies to all of the Company’s directors, officers and employees. The Company has also adopted a charter for its Audit Committee. The Company has posted the Code of Ethics and the Audit Committee Charter on its website and will post on its website any amendments to, or waivers from, its Code of Ethics applicable to any of the Company’s directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 1a.	RISK FACTORS

The Company’s business is sensitive to general economic conditions. An economic decline or other circumstances that result in reductions in our clients’ marketing and advertising budgets could negatively impact the Company’s sales volume and revenues and the ability to respond to competition or take advantage of business opportunities.
      The Company’s revenues are derived from many clients in a variety of industries and businesses, some of whose marketing and advertising spending levels can be cyclical in nature and subject to significant reductions based on changes in, among other things, general economic conditions. The Company’s operating results may reflect our client’s order patterns or the effects of economic downturns on their businesses. In addition, because the Company conducts its operations in a variety of markets, the Company is subject to economic conditions in each of these markets. Accordingly, general economic downturns or localized downturns in markets where the Company has operations could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s operating results fluctuate from quarter to quarter.
      The Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including:

•	timing of the completion of particular projects or orders;

•	material reduction or cancellation of major projects or the loss of a major client;

•	timing of new business;

•	differences in order flows;

•	sensitivity to general economic conditions;

•	the health of the consumer products industry;

•	the relative mix of different types of work with differing margins;

•	costs relating to the expansion of operations, including costs to integrate current and future acquisitions;

•	changes in interest costs and tax rates; and

•	costs associated with compliance with legal and regulatory requirements.
      Many of these factors are outside of the Company’s control. The Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

The Company is subject to unpredictable order flows.
      The Company’s services and related business activity generally has been characterized by individual assignments from clients on a project-by-project basis rather than long-term contractual arrangements. Continued engagements for successive jobs are primarily dependent upon the client’s satisfaction with services previously provided. While technological advances have enabled us to shorten considerably our production cycle to meet the Company’s clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from our clients of upcoming projects. Although the Company has established long-standing relationships with many of our clients and believes our reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future.

The Company is dependent on certain key clients.
      The Company’s ten largest clients accounted for approximately 43% of our revenues in 2004 and 35% of revenues for 2005. In 2004 and 2005, approximately 7% and 9%, respectively, of total revenues came from the Company’s largest single client in the respective period. The Company currently expects that its single largest client in 2005 may reduce its business with Schawk in 2006 by up to $20 million (approximately 3% of the Company’s expected total annual revenue for 2006) as a result of a decision to substantially reduce its overall advertising budget. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. Any termination of or significant reduction in our business relationships with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

The Company’s foreign operations are subject to currency exchange, political, investment and other risks that could hinder the Company from transferring funds out of a foreign country, delay our debt service payments, cause the Company’s operating costs to increase and adversely affect its results of operations.
      The Company’s foreign operations have expanded significantly as a result of our acquisition of the business of Winnetts from Weir Holdings, Inc. in December 2004 and our acquisition of Seven Worldwide, Inc. in January 2005. The Company now operates in thirteen countries. For 2005, consolidated net sales from operations outside North America were approximately $105 million, which represented approximately 17.0% of our consolidated net sales. As a result of the Company’s foreign operations, the Company is subject to certain risks which could disrupt its operations or force it to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations.
      Devaluations and fluctuations in currency exchange rates may affect our operating performance by impacting revenues and expenses outside of the U.S. due to fluctuations in currencies other than the U.S. dollar or where the Company translates into U.S. dollars for financial reporting purposes the assets and liabilities of our foreign operations conducted in local currencies.
      The Company is subject to various other risks associated with operating in foreign countries, such as the following:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	hyperinflation in certain foreign countries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.

The Company operates in a highly competitive industry.
      The Company competes with other providers of digital graphic and creative imaging services. The market for such services is highly fragmented, with several national and many regional participants. The Company faces, and will continue to face, competition in our business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than the Company does. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies may create lower barriers to entry that may allow other firms to provide competing services.
      There can be no assurance that competitors will not introduce services or products that achieve greater market acceptance than, or are technologically superior to, our current service offerings. The Company cannot offer assurance that it will be able to continue to compete successfully or that competitive pressures will not adversely affect our business, financial condition and results of operations.

Failure to properly manage the Company’s expanding operations may adversely impact our business.
      Continued rapid growth will place a significant strain on our financial and other resources and could result in significant operating losses. Since December 31, 2003, the size of the Company’s employee base has increased 207%. Further increases are anticipated in the future, either through organic growth or through the carefully targeted acquisitions of companies that meet our acquisition criteria. In order to manage the growth of our client services staff, the Company will need to continue to improve its operational, financial and other internal systems. If the Company’s management is unable to manage growth effectively and revenues do not increase sufficiently to cover our increased expenses, the Company’s operations could be adversely affected.

The Company may encounter difficulties arising from future acquisitions or consolidation efforts.
      During the past several years, the Company has invested, and in the future may continue to invest, a substantial amount of capital in acquisitions in addition to the acquisitions of Winnetts and Seven Worldwide. Acquisitions involve numerous risks, including:

•	difficulty in assimilating the operations and personnel of the acquired company with our existing operations and realizing anticipated synergies;

•	the loss of key employees or key clients of the acquired company;

•	difficulty in maintaining uniform standards, controls, procedures and policies; and

•	unrecorded liabilities of acquired companies that the Company failed to discover during our due diligence investigations.
      The Company cannot offer assurance that it will realize the expected benefits from future acquisitions or that our existing operations will not be harmed as a result of any such acquisitions. In addition, the cost of unsuccessful acquisition efforts could adversely affect our financial performance. The Company has undertaken consolidation efforts in the past in connection with our acquisitions, and in connection with future acquisitions, the Company will likely undertake consolidation plans to eliminate duplicate facilities and to otherwise improve operating efficiencies. Any future consolidation efforts may divert the attention of management, disrupt our ordinary operations or those of our subsidiaries or otherwise adversely affect the Company’s financial performance.

The loss of key personnel could adversely affect the Company’s current operations and its ability to achieve continued growth.
      The Company is highly dependent upon the continued service and performance of the Company’s senior management team and other key employees, in particular David A. Schawk, our President and Chief Executive Officer, A. Alex Sarkisian, our Chief Operating Officer, and James J. Patterson, our Chief Financial Officer. The loss of one or more of these officers may significantly delay or prevent the achievement of the Company’s business objectives.
      The Company’s continued success also will depend on retaining the highly skilled employees that are critical to the continued advancement, development and support of our client services and ongoing sales and marketing efforts. Any loss of a significant number of our client service, sales or marketing professionals could negatively affect our business and prospects. As the Company continues to integrate the businesses of Seven Worldwide and Winnetts, the Company’s competitors may intensify their efforts to recruit key employees of those businesses. Although the Company generally has been successful in our recruiting efforts, the Company competes for qualified individuals with companies engaged in our business lines and with other technology, marketing and manufacturing companies. Accordingly, the Company may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan. If, for any reason, these officers or key employees do not remain with us, our operations could be adversely affected until suitable replacements with appropriate experience can be found.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce our products and services, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.
      The Company is subject to risk of work stoppages and other labor relations matters, particularly in the U.S. and Canada where approximately 14% of our employees are unionized. Any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations.

The Company is subject to restrictive debt covenants.
      The Company has and may in the future incur indebtedness in connection with our acquisition strategy or to fund our operations. The Company’s current credit agreements contain covenants that in some cases restrict certain actions, such as our ability to incur additional indebtedness, dispose of assets or engage in certain types of mergers or acquisitions, and may impede our ability to implement our growth strategy. No assurances can be given that existing credit agreements will not restrict our growth strategy or that the Company will not in the future enter into agreements with our lenders that contain restrictive covenants that would have a similar effect.

The Company remains susceptible to risks associated with technological change, including risks based on the services the Company provides and may seek to provide in the future as a result of technological changes.
      The Company believes its ability to develop and exploit emerging technologies has contributed to our success and has demonstrated to our clients the value of using our services rather than attempting to perform these functions in-house or through lower-cost, reduced-service competitors. The Company believes our success also has depended in part on our ability to adapt our business as technology advances in our industry have changed the way graphics projects are produced. These changes include a shift from traditional production of images to offering more consulting and project management services to clients. Accordingly, our ability to grow will depend upon our ability to keep pace with technological advances and industry evolutions on a continuing basis and to integrate available technologies and provide additional services commensurate with client needs in a commercially appropriate manner. Our business may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies that the Company adopts or services the Company promotes do not receive widespread market acceptance.

The Company may be subject to losses that might not be covered in whole or in part by existing insurance coverage. These uninsured losses could result in substantial liabilities to us that would negatively impact our financial condition.
      The Company carries comprehensive liability, fire and extended coverage insurance on all of our facilities, and other specialized coverages, including errors and omissions coverage, with policy specifications and insured limits customarily carried for similar properties and purposes. There are certain types of risks and losses, however, such as losses resulting from wars or acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could incur significant liabilities, and if such loss affects property the Company owns, the Company could lose capital invested in that property or the anticipated future revenues derived from the activities conducted at that property, while remaining liable for any lease or other financial obligations related to the property. In addition to substantial financial liabilities, an uninsured loss or a loss that exceeds our coverage could adversely affect our ability to replace property or capital equipment that is destroyed or damaged, and our productive capacity may diminish.

ITEM 1b.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      The Company owns or leases the following office and operating facilities:

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

	(Approx.)
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Schawk Belgium
Battle Creek, Michigan	8,862	Leased	General Offices Operating Facility	August 2007	Schawk U.S.A.
Birmingham, U.K.	12,037	Leased	General Offices Operating Facility	June 2006	Schawk U.K.
Bristol, U.K.	9,200	Leased	Vacant	September 2014	Schawk U.K.
Carlstadt, New Jersey	45,999	Leased	General Offices Operating Facility	February 2011	Schawk U.S.A.
Chennai, India	10,682	Leased	General Offices Operating Facility	October 2007	Schawk Asia
Cherry Hill, New Jersey	10,000	Leased	General Offices, Operating Facility	January 2007	Schawk U.S.A.
Chicago, Illinois	45,000	Leased	Vacant	September 2009	N/A
Chicago, Illinois	66,069	Leased	General Offices Operating Facility	June 2006	Ambrosi
Chicago, Illinois	42,000	Leased	General Offices Operating Facility	June 2019	Schawk U.S.A.
Chicago, Illinois	87,000	Owned	General Offices Operating Facility	N/A	Ambrosi
Chicago, Illinois	11,900	Leased	General Offices	April 2010	General Offices

					Lease
	Square		Owned/		Expiration
Location	Feet		Leased	Purpose	Date	Division

	(Approx.)
Cincinnati, Ohio	74,200		Leased	General Offices, Operating Facility	August 2009	Schawk U.S.A.
Cincinnati, Ohio	12,000		Leased	General Offices Operating Facility	August 2009	Schawk U.S.A.
Costa Mesa, California	3,000		Leased	General Offices, Operating Facility	May 2006	Anthem U.S.A.
Crystal Lake, Illinois	78,800		Owned	General Offices Operating Facility	N/A	Schawk U.S.A.
Des Plaines, Illinois	18,200		Owned	Executive Offices	N/A	Corporate Office
Des Plaines, Illinois	55,000		Leased	General Offices, Operating Facility	December 2010	Schawk U.S.A.
Evanston, Illinois	21,200		Leased	General Offices Operating Facility	July 2007	Schawk U.S.A.
Foster City, California	7,816		Leased	Vacant	May 2008	N/A
Franklin Park, Illinois	62,000		Owned	Vacant	N/A	N/A
Hackettstown, New Jersey	3,000		Leased	General Offices, Operating Facility	May 2006	Anthem U.S.A.
Kalamazoo, Michigan	67,000		Owned	General Offices, Operating Facility	N/A	Schawk U.S.A.
Kentwood, Michigan	30,400		Leased	Vacant	February 2006	N/A
Kobe, Japan	800		Leased	General Offices, Operating Facility	February 2007	Anthem Asia
Leeds, U.K.	16,200		Leased	General Offices Operating Facility	January 2010	Schawk U.K.
Lincoln, Nebraska	10,000		Owned	Vacant	N/A	N/A
Lithia Springs, Georgia	79,675		Leased	General Offices Operating Facility	July 2009	Ambrosi
London, U.K.	42,691	(1)	Leased	General Offices Operating Facility	March 2015	Schawk U.K.
London, U.K.	4,000		Leased	Vacant	November 2009	Schawk U.K.
Los Angeles, California	100,500		Owned	General Offices, Operating Facility	N/A	Schawk U.S.A.
Manchester, U.K.	15,000		Leased	Vacant	July 2006	Schawk U.K.
Manchester, U.K.	45,200		Leased	Operating Facility	September 2023	Schawk U.K.
Minneapolis, Minnesota	31,000		Owned	General Offices, Operating Facility	N/A	Schawk U.S.A.
Mississauga, Ontario Canada	58,000		Leased	General Offices, Operating Facility	December 2014	Schawk Canada
N. Ryde, Australia	13,900		Leased	General Offices Operating Facility	May 2008	Schawk Australia
Nashua, New Hampshire	3,016		Leased	General Offices, Operating Facility	November 2008	Schawk U.S.A.
New Berlin, Wisconsin	43,000		Leased	General Offices, Operating Facility	June 2008	Schawk U.S.A.
New York, New York	10,000		Leased	General Offices, Operating Facility	December 2008	Schawk U.S.A.
New York, New York	52,500		Leased	Subleasing	December 2012	N/A

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

	(Approx.)
New York, New York	10,000	Leased	Vacant	December 2006	N/A
New York, New York	8,000	Leased	Subleasing	January 2011	N/A
New York, New York	54,365	Leased	General Offices, Operating Facility	November 2011	Schawk U.S.A.
New York, New York	6,400	Leased	General Offices, Operating Facility	January 2006	Ambrosi
New York, New York	3,300	Leased	General Offices, Operating Facility	December 2006	Schawk U.S.A.
Newcastle, U.K.	17,000	Leased	General Offices, Operating Facility	September 2015	Schawk U.K.
Orlando, Florida	12,000	Owned	General Offices, Operating Facility	N/A	Schawk U.S.A.
Penang, Malaysia	34,000	Owned	General Offices, Operating Facility	N/A	Schawk Asia
Penang, Malaysia	1,706	Owned	General Offices, Operating Facility	N/A	Schawk Asia
Penang, Malaysia	2,330	Owned	General Offices, Operating Facility	N/A	Schawk Asia
Plano, Texas	12,287	Leased	General Offices, Operating Facility	December 2011	Schawk U.S.A.
Pontiac, Illinois	24,900	Owned	General Offices, Operating Facility	N/A	Schawk U.S.A.
Queretaro, Mexico	18,000	Owned	General Offices, Operating Facility	N/A	Schawk Mexico
Racine, Wisconsin	1,528	Leased	General Offices, Operating Facility	March 2006	Schawk U.S.A.
Redmond, Washington	28,000	Leased	General Offices, Operating Facility	September 2006	Schawk U.S.A.
Roseville, Minnesota	28,000	Leased	General Offices, Operating Facility	May 2007	Schawk U.S.A.
San Francisco, California	18,208	Leased	General Offices, Operating Facility	April 2010	Schawk U.S.A.
San Francisco, California	23,240	Leased	General Offices, Operating Facility	May 2008	Schawk U.S.A.
San Francisco, California	8,100	Leased	General Offices, Operating Facility	September 2008	Anthem U.S.A.
Shanghai, China	19,400	Leased	General Offices, Operating Facility	November 2006	Schawk Asia
Shenzhen, China	7,100	Leased	General Offices, Operating Facility	December 2008	Schawk Shenzhen
Shenzhen, China	11,300	Leased	Operating Facility	July 2008	Schawk Shenzhen
Singapore	7,500	Leased	General Offices, Operating Facility	January 2007	Schawk Asia
Slough, UK	3,000	Leased	Operating Facility	January 2010	Schawk U.K.
Smyrna, Georgia	25,200	Leased	General Offices, Operating Facility	October 2008	Schawk U.S.A.

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

	(Approx.)
Stamford, Connecticut	20,000	Leased	General Offices, Operating Facility	August 2007	Schawk U.S.A.
Sterling Heights, Michigan	26,400	Leased	General Offices, Operating Facility	May 2008	Schawk U.S.A.
Swindon, UK	39,000	Leased	Subletting	September 2018	Schawk U.K.
Toronto, Ontario, Canada	8,300	Leased	General Offices, Operating Facility	January 2006	Anthem Toronto
Toronto, Ontario, Canada	17,500	Leased	General Offices, Operating Facility	November 2007	Schawk Toronto
Troy, Michigan	34,866	Leased	Vacant	December 2006	N/A
Troy, Michigan	41,200	Leased	Vacant	October 2006	N/A
Tunbridge Wells, UK	6,400	Leased	Subletting	March 2009	Schawk U.K.

(1)	The London U.K. property, with a total of 42,691 square feet, includes a section of approximately 18,000 square feet that is sublet to another tenant and another section of approximately 5,000 square feet that is vacant.

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No items were submitted to a vote of security holders for the three months ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Prices
      The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company has approximately 1,161 stockholders of record as of March 8, 2006.
      Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

	2005	2004
Quarter Ended:	High/Low	High/Low

March 31	$21.98 - 17.70	$15.65 - 12.48
June 30	26.00 - 17.96	14.50 - 12.76
September 30	24.75 - 19.64	14.70 - 13.10
December 31	21.40 - 17.05	18.90 - 14.43

Dividends Declared Per Class A Common Share

Quarter Ended:	2005	2004

March 31	$0.0325	$0.0325
June 30	0.0325	0.0325
September 30	0.0325	0.0325
December 31	0.0325	0.0325

Total	$0.1300	$0.1300

Equity Compensation Plan Information
      The following table summarizes information as of December 31, 2005, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	3,333	$11.73	1,025
Equity compensation plans not approved by security holders	—	—	—

TOTAL	3,333	$11.73	1,025

Purchases of Equity Securities by the Company
      The Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. In addition, shares of common stock are occasionally tendered to the Company by certain employee stockholders and Directors in payment of stock options exercised. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
      The following table summarizes the shares recorded by the Company as repurchases in connection with stock option exercises during 2005 (in thousands, except per share amounts):

No. Shares
			Purchased as Part	Dollar Value of
	Total No.	Avg. Price	of Publicly	Shares that May
	Shares	Paid per	Announced	be Purchased
Period	Purchased	Share	Program	Under Program

January	—	—	—	—
February	—	—	—	—
March	2	$20.98	—	—
April	—	—	—	—
May	—	—	—	—
June	31	$22.33	—	—
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	131	$18.20	—	—

2005 Total	164	$19.01	—	—

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
CONSOLIDATED INCOME STATEMENT INFORMATION
Net Sales	$614,520	$238,345	$201,031	$186,189	$189,643
Operating Income(a)	57,714	37,792	27,536	22,032	17,313
Income Before Income Taxes and Minority Interest	48,721	36,020	27,264	19,713	13,129
Income Taxes	18,249	13,342	10,280	6,203	5,320
Minority Interest in net loss of subsidiary	—	—	—	21	209
Net Income	30,472	22,678	16,984	13,531	8,018
Net Income Per Common Share
Basic	$1.19	$1.05	$0.79	$0.63	$0.37
Diluted	1.13	1.01	0.78	0.62	0.37
Prior-year amounts have been reclassified to conform to current-year presentation
CONSOLIDATED BALANCE SHEET INFORMATION
Working Capital	$83,796	$41,141	$30,526	$26,654	$26,796
Total Assets	558,818	220,763	159,691	160,470	166,125
Long-Term Debt and Capital Lease Obligations	169,579	39,964	21,021	37,232	52,131
Stockholders’ Equity	231,396	131,440	106,372	89,767	79,537
OTHER DATA
Cash Dividends per Common Share	$0.13	$0.13	$0.13	$0.13	$0.13
Depreciation and Amortization	27,049	12,726	11,416	11,977	14,138
Capital Expenditures	22,158	12,238	6,933	7,634	14,431

(a)	The year ended December 31, 2001(prior to adoption of SFAS No. 142) includes goodwill amortization of $2,161.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EXECUTIVE-LEVEL OVERVIEW
      A majority of our revenues are driven by marketing and advertising spending by consumer product companies and retailers. The markets served are consumer product manufacturers and pharmaceutical, entertainment, retail and publishing companies. Our business involves producing graphic images for various applications. Generally, a graphic image is created by us or a third party and then the Company manipulates that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including free standing inserts (FSI’s), magazine ads, publications, catalogs and textbooks.
      The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

•	Planning and Messaging

•	Strategic Design

•	Content Creation

•	File Building

•	Retouching

•	Art Production

•	Pre-Media
      The Company’s involvement in a client project may involve many of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or “job”, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a “low fat” banner on a food package. Essentially, change equals revenue. The Company is paid for our graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.
      Historically, a substantial majority of our revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back To School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related “banners” that are added to food and beverage packaging, such as “heart healthy,” “low in carbohydrates,” “enriched with essential vitamins,” “low in saturated fat” and “caffeine free.” All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.
      As a result of our most recent acquisitions described below, the Company has increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment, publishing, catalog and textbook markets. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under “— Acquisitions” and “— Results of operations”, the altered mix of services following our acquisitions of Winnetts and Seven has impacted our results of operations in 2005 and will continue to impact our results of operations in the future. The Company continues to review its operations to identify potential dispositions of assets that fail to meet our criteria for growth and profitability.
      The Company’s ten largest clients accounted for approximately 43% of our revenues in 2004 and 35% of our revenues in 2005. In 2004 and 2005, approximately 7% and 9%, respectively, of our total revenues came from our largest single client in the respective period. The Company currently expects that our single largest client in 2005 may reduce its business with us in 2006 by up to $20,000 (approximately 3% of our expected total annual revenue for 2006) as a result of a decision to substantially reduce its overall advertising budget. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.
Acquisitions
      The Company has grown our business through a combination of internal growth and acquisitions. Schawk has completed approximately 50 acquisitions since 1965. The Company’s two most recent acquisitions have significantly expanded our service offerings and our geographic presence, making us the only independent prepress firm with operations in North America, Europe and Asia. As a result of these acquisitions, the Company is able to offer a broader range of services to our clients. Our expanded geographic presence also allows us to better serve our multinational clients’ demands for global brand consistency.
      Winnetts. On December 31, 2004, The Company acquired certain assets and the business of Weir Holdings, Ltd., known as “Winnetts”, a UK based graphic services company with operations in 6 locations in the UK, Belgium and Spain. The acquisition price was $23,338. Winnetts is our first operation in Europe. Since the acquisition occurred as of the close of business on December 31, 2004, there are no results of operations for Winnetts in our 2004 statement of operations, but the acquired assets and liabilities of Winnetts are included in our 2004 year end balance sheet. Winnetts had revenues of $37,800 and $35,800 in 2004 and 2003, respectively, with gross margin and operating income percentages lower than those of our company for those periods.
      Seven Worldwide. On January 31, 2005, the Company acquired Seven Worldwide (formerly Applied Graphics Technologies, Inc.), a graphic services company with operations in 40 locations in the United States, Europe, Asia and Australia. The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of our common stock with a value of $70,520. Seven Worldwide’s results of operations are included in our results beginning January 31, 2005. Seven Worldwide had revenues of $369,900 and $377,700 in 2004 and 2003, respectively, with gross margin and operating income percentages lower than those of our company for those periods.
      The principal objective in acquiring Winnetts and Seven Worldwide was to expand our geographic presence and our service offering. This expansion enables us to provide a more comprehensive level of customer service, to build a broader platform from which to grow our business and continue to pursue greater operating efficiencies.
      The Company expects significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in the Seven Worldwide acquisition and began work on a consolidation plan before the acquisition was finalized. The Company has recorded an estimated exit reserve based on the preliminary consolidation plan. The major expenses included in the exit reserve are severance pay for employees of acquired facilities that will be merged with existing operations and lease termination expenses. In addition, the Company recorded acquisition integration expenses which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations of $7,169 for the year ended December 31, 2005. The major items included in this expense are severance pay for employees at legacy Schawk, Inc. facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.
      In connection with Schawk’s financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, which was expanded to $115,000 on April 15, 2005. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. As of December 31, 2005 there was $170,000 of debt outstanding of which $169,500 was considered long-term.
RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 and 2004
Schawk, Inc.
Comparative Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

				%
	2005	2004	$ Change	Change

	(In thousands)
Net sales	$614,520	$238,345	$376,175	157.8%
Cost of sales	403,064	137,017	266,047	194.2%

Gross profit	211,456	101,328	110,128	108.7%
Gross margin percentage	34.4%	42.5%
Selling, general and administrative expenses	146,573	63,536	83,037	130.7%
Acquisition and integration expenses	7,169	—	7,169	nm

Operating income	57,714	37,792	19,922	52.7%
Operating margin percentage	9.4%	15.9%
Other income (expense)
Interest and dividend income	359	188	171	91.0%
Interest expense	(9,859)	(1,960)	(7,899)	403.0%
Other income (expense)	507	—	507	nm

	(8,993)	(1,772)	(7,221)	407.5%
Income before income taxes	48,721	36,020	12,701	35.3%
Income tax provision	18,249	13,342	4,907	36.8%

Effective income tax rate	37.5%	37.0%

Net income	$30,472	$22,678	$7,794	34.4%

nm — Percentage not meaningful
      Net sales — For the year ended December 31, 2005, net sales were $614,520 compared to $238,345 for the prior year, a 157.8% increase. The growth in sales was primarily from acquired businesses. Schawk’s direct consumer products packaging related business was strong in 2005, as a result of increased demand from both new product introductions by consumer products companies and from regulatory requirements like trans fats disclosures on food packages. In addition, the Company won new accounts in 2005 and realized the full year impact of new accounts won in 2004.

      Gross margin for the year ended December 31, 2005, was 34.4% compared to 42.5% in the prior year. The lower gross margin is primarily due to the acquisitions of Seven Worldwide and Winnetts which historically have had lower gross margins.
      Operating income for 2005 was $57,714 versus $37,792 in 2004. The increase in operating income was primarily due to the acquired companies. Selling, general and administrative expenses increased $83,037 or 130.7% as compared to the prior year. The increase in operating expenses was primarily due to the acquired businesses. The operating margin for 2005 was 9.4% compared to 15.9% in the prior year resulting from lower margins realized in the Seven and Winnetts businesses acquired.
      Other income (expense) for the year ended December 31, 2005, was $8,993 of expense, compared to $1,772 of expense in the prior year. The $7,221 increase in expense is due to increased interest expense from additional indebtedness incurred in 2005 in connection with the acquired businesses.
      Income tax provision for the year ended December 31, 2005, was at an effective rate of 37.5% as anticipated. The effective rate in 2004 was 37.0%.
      Net income for the year ended December 31, 2005 increased significantly versus 2004 for the reasons previously discussed.
      Basic and diluted earnings per share were $1.19 and $1.13, respectively, for the year ended December 31, 2005 compared with $1.05 and $1.01 for 2004.
RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 and 2003
Schawk, Inc.
Comparative Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

				%
	2004	2003	$ Change	Change

	(In thousands)
Net sales	$238,345	$201,031	$37,314	18.6%
Cost of sales	137,017	119,760	17,257	14.4%

Gross profit	101,328	81,271	20,057	24.7%
Gross margin percentage	42.5%	40.4%
Selling, general and administrative expenses	63,536	53,735	9,801	18.2%

Operating income	37,792	27,536	10,256	37.2%
Operating margin percentage	15.9%	13.7%
Other income (expense)
Interest and dividend income	188	72	116	nm
Interest expense	(1,960)	(1,900)	(60)	3.2%
Other income (expense)	—	1,556	(1,556)	nm

	(1,772)	(272)	(1,500)	nm
Income before income taxes and minority interest	36,020	27,264	8,756	32.1%
Income tax provision	13,342	10,280	3,062	29.8%

Effective income tax rate	37.0%	37.7%

Net income	$22,678	$16,984	$5,694	33.5%

nm — Percentage not meaningful

      Net sales — For the year ended December 31, 2004, net sales were $238,345, compared to $201,031 for the prior year, an 18.6% increase. 11.7% of the growth in sales was from internal growth and 6.9% was from acquired businesses. Schawk’s direct consumer products packaging related business was strong in 2004, as a result of increased demand from both new product introductions by consumer products companies and from regulatory requirements like trans fats disclosures on food packages. In addition, the Company won new accounts in 2004 and realized the full year impact of new accounts won in 2003.
      Gross margin for the year ended December 31, 2004, was 42.5% compared to 40.4% in the prior year. The higher gross margin is primarily due to the increase in sales and increased productivity levels.
      Operating income for 2004 was $37,792 versus $27,536 in 2003. The increase in operating income was primarily due to increased sales and higher productivity levels. Selling, general and administrative expenses increased $9,801 or 18.2% as compared to the prior year. The increased operating costs were primarily from a combination of three factors: $4,100 increase in sales compensation cost from the increased level of sales including sales costs at the acquired companies; $1,800 of increased corporate general and administrative costs with most of the increase from Sarbanes-Oxley compliance work and related increased accounting and auditing costs and $1,500 of general and administrative costs associated with the acquired companies. The operating margin for 2004 was 15.9% compared to 13.7% in the prior year for the same reasons that operating income increased.
      Other income (expense) for the year ended December 31, 2004, was $1,772 of expense, compared to $272 of expense in the prior year. The $1,500 increase in expense was primarily due to the following non-recurring other income items in 2003: favorable litigation settlement of $400; favorable resolution of a contingency related to a prior disposition of a business of $500 and proceeds from a life insurance policy of $400.
      Income tax provision for the year ended December 31, 2004, was at an effective rate of 37.0% as anticipated. The effective rate in 2003 was 37.7%.
      Net income for the year ended December 31, 2004 increased significantly versus 2003 for the reasons previously discussed.
      Basic and diluted earnings per share were $1.05 and $1.01, respectively, for the year ended December 31, 2004 compared with $0.79 and $0.78 for 2003.
LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2005, the Company had $7,522 in consolidated cash and cash equivalents, compared to $7,268 at December 31, 2004.
Cash provided by (used in) Operating Activities
      Cash provided by operations was $34,781 in 2005 compared to cash provided by operations of $26,433 in 2004. The increase in cash provided by operations is due to the higher net income and depreciation and amortization expense in 2005 as compared to 2004, primarily as a result of the acquired businesses. The higher positive cash flow was partially offset by increased usage of cash to pay accounts payable and accrued expenses of the acquired businesses.
      Depreciation and amortization expense in 2005 was $27,049 as compared to $12,726 in the prior year. The increase in depreciation and amortization expense is attributable to the additional property, plant and equipment and intangible assets acquired in the Seven Worldwide and Winnetts acquisitions.
Cash used in Investing Activities
      Cash used in investing activities was $225,731 in 2005 compared to $44,369 in 2004. The increase in cash used during 2005 reflects the acquisition of Seven Worldwide for $204,408. In 2004, $23,338 was used for the acquisition of the operating assets of Winnetts and $6,843 was used for acquisition of the assets of Virtualcolor.

      Capital expenditures were $22,158 in 2005 compared to $12,238 in 2004. The increase in capital expenditures during 2005 is primarily due to capital expenditures at the newly acquired companies.
Cash provided by Financing Activities
      Cash provided by financing activities was $191,394 for 2005 compared to $19,469 in 2004. The cash provided by financing activities in 2005 includes $151,825 of proceeds from new debt and $70,520 of common stock issued to finance the Seven Worldwide acquisition.
      Dividend payments on common stock were $3,354 in 2005 compared to $2,790 in 2004. The increase in the dividends paid was due to a greater number of shares outstanding in 2005 as compared to 2004. The share increase was mainly due to the 4,000 shares issued in connection with the Seven Worldwide acquisition.
      In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. This credit agreement replaced a $30,000 unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115 million from $100 million to provide additional flexibility to the Company. $94,520 was outstanding under the new agreement at December 31, 2005 and is included in Long-term debt on the December 31, 2005 Consolidated Balance Sheet.
      Also in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the December 31, 2005 Consolidated Balance Sheet.
      In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15,000 and bearing interest at 4.90%, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10,000 and bearing interest at 4.98%, which closed in April 2004. The total debt of $25,000 issued under the private placement agreement is shown as Long Term Debt on the December 31, 2005 Consolidated Balance Sheet.
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

      The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments listed below are expected to have on the Company’s cash flow in the future periods set forth below:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$169,533	$5	$5,722	$111,662	$52,144
Capital Lease Obligations	523	471	52	—	—
Operating Lease Obligations	87,965	19,697	26,262	18,019	23,987
Purchase Obligations	746	746	—	—	—
Deferred Compensation	1,301	34	39	11	1,217

Total	$260,068	$20,953	$32,075	$129,692	$77,348
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
Critical Accounting Policies
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the Consolidated Financial Statements.
      Accounts Receivable. Our clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represents more than 9% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific risks identified in the portfolio.
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
      The Company performed the required impairment test of goodwill and indefinite-lived intangible assets in 2005, 2004 and 2003. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test.
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
      Stock-Based Compensation. As of December 31, 2005, the Company had two stock-based compensation plans which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the first quarter of 2006, the Company will begin expensing stock options as required under SFAS No. 123(R), Share-Based Payments. See Note 2 of the Notes to the Consolidated Financial Statements included in the Form 10-K for further discussion.
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
      Schawk, like other multi-national companies, are regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management’s judgment, it is not probable that our tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, the Company believes that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.
      Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses.
New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company plans to adopt the provisions of this statement using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of

SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Consolidated Financial Statements.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for fiscal years beginning after June 15, 2005. We will adopt the standard effective for our 2006 year. We do not anticipate the adoption of this standard will have a material effect on our financial condition, results of operations or cash flows.
      In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS No. 154 requires, among other things, the retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, “Accounting Changes.” The Company expects that the adoption of SFAS No. 154 will have no impact on the Company’s financial condition or results of operations.
Impact of Inflation
      The Company believes that over the past three years inflation has not had a significant impact on the Company’s results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
      The Company has $94.5 million of variable rate debt outstanding at December 31, 2005 and expects to use its variable rate credit facilities during 2006 and beyond to fund acquisitions and cash flow needs. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. A 1.0% increase in short term interest rates would add $945 of interest cost annually based on the variable rate debt outstanding at December 31, 2005.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Schawk, Inc.
      We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Schawk, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
March 8, 2006

Schawk, Inc.
Consolidated Balance Sheets

	December 31

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,522	$7,268
Trade accounts receivable, less allowance for doubtful accounts of $6,323 in 2005 and $1,773 in 2004	131,747	56,332
Inventories	29,323	10,339
Prepaid expenses and other	10,131	4,702
Refundable income taxes	—	1,832
Deferred income taxes	9,845	2,353

Total current assets	188,568	82,826
Property and equipment, net	78,858	46,431
Goodwill	233,838	71,720
Intangible assets	50,984	12,754
Other assets	6,570	7,032

Total assets	$558,818	$220,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,502	$8,424
Accrued expenses	69,449	26,578
Income taxes payable	6,367	—
Current portion of long-term debt and capital lease obligations	454	6,683

Total current liabilities	104,772	41,685
Long-term debt	169,528	39,500
Capital lease obligations	51	464
Other long-term liabilities	27,383	979
Deferred income taxes	25,688	6,695
Stockholders’ Equity:
Common stock	225	191
Additional paid-in capital	168,777	92,350
Retained earnings	88,424	61,330
Accumulated comprehensive income, net	1,933	2,442

	259,359	156,313
Treasury stock, at cost	(27,963)	(24,873)

Total stockholders’ equity	231,396	131,440

Total liabilities and stockholders’ equity	$558,818	$220,763

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations

	Years Ended December 31

	2005	2004	2003

	(In thousands, except per share amounts)
Net sales	$614,520	$238,345	$201,031
Cost of sales	403,064	137,017	119,760

Gross profit	211,456	101,328	81,271
Selling, general, and administrative expenses	146,573	63,536	53,735
Acquisition and integration expenses	7,169	—	—

Operating income	57,714	37,792	27,536
Other income (expense):
Interest and dividend income	359	188	72
Interest expense	(9,859)	(1,960)	(1,900)
Other	507	—	1,556

	(8,993)	(1,772)	(272)

Income before income taxes	48,721	36,020	27,264
Income tax provision	18,249	13,342	10,280

Net income	$30,472	$22,678	$16,984

Earnings per share:
Basic	$1.19	$1.05	$0.79
Diluted	$1.13	$1.01	$0.78
Weighted average shares outstanding:
Basic	25,529	21,603	21,379
Diluted	26,963	22,515	21,839
Dividends per Class A common share	$0.13	$0.13	$0.13
See accompanying notes.

Schawk, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31

	2005	2004	2003

	(In thousands)
Operating activities
Net income	$30,472	$22,678	$16,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,606	11,803	11,416
Amortization	4,443	923	—
Deferred income taxes	2,761	(789)	917
Loss (gain) realized on sale of equipment	295	101	(635)
Tax benefit from stock options exercised	1,657	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(4,919)	(14,230)	2,863
Inventories	947	(231)	455
Prepaid expenses and other	(1,033)	431	(363)
Trade accounts payable and accrued expenses	(22,795)	4,562	448
Income taxes refundable/payable	347	1,185	131

Net cash provided by operating activities	34,781	26,433	32,216
Investing activities
Proceeds from disposal of property and equipment	2,213	248	1,713
Purchases of property and equipment	(22,158)	(12,238)	(6,933)
Acquisitions, net of cash acquired	(205,702)	(29,278)	(2,170)
Contingent acquisition purchase price paid to escrow account	—	(2,574)	—
Other	(84)	(527)	(160)

Net cash used in investing activities	(225,731)	(44,369)	(7,550)
Financing activities
Proceeds from debt	151,825	33,200	19,562
Issuance of common stock	74,805	4,428	2,012
Principal payments on debt	(27,841)	(14,700)	(39,062)
Principal payments on capital lease obligations	(648)	(66)	(255)
Cash dividends	(3,354)	(2,790)	(2,758)
Purchase of common stock	(3,115)	(603)	(2,278)
Capitalized loan fees	(580)	—	—
Increase in deferred compensation liability	302	—	—

Net cash provided by (used in) financing activities	191,394	19,469	(22,779)
Effect of foreign currency rate changes	(190)	508	1,289

Net increase in cash and cash equivalents	254	2,041	3,176
Cash and cash equivalents beginning of period	7,268	5,227	2,051

Cash and cash equivalents end of period	$7,522	$7,268	$5,227

Supplementary disclosure of cash flow information:
Dividends issued in the form of Class A common stock	$24	$19	$18
Cash paid for interest	7,355	1,876	1,865
Cash paid for income taxes	14,559	13,025	9,215
See accompanying notes.

Schawk, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003, 2004 and 2005

	Class A	Additional		Accumulated		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity

	(In thousands)
Balance at December 31, 2002	$186	$85,922	$27,253	$(1,558)	$(22,036)	$89,767
Net income	—	—	16,984	—	—	16,984
Sale of Class A common stock	1	1,355	—	—	—	1,356
Purchase of Class A treasury stock	—	—	—	—	(2,278)	(2,278)
Stock issued under employee stock purchase plan	—	616	—	—	—	616
Foreign currency translation adjustment	—	—	—	2,645	—	2,645
Issuance of Class A common stock under dividend reinvestment program	—	—	(18)	—	23	5
Cash dividends	—	—	(2,758)	—	—	(2,758)
Issuance of Class A common restricted shares to employees	—	35	—	—	—	35

Balance at December 31, 2003	$187	$87,928	$41,461	$1,087	$(24,291)	$106,372
Net income	—	—	22,678	—	—	22,678
Sale of Class A common stock	3	3,672	—	—	—	3,675
Purchase of Class A treasury stock	—		—	—	(603)	(603)
Stock issued under employee stock purchase plan	1	750	—	—	—	751
Foreign currency translation adjustment	—	—	—	1,355	—	1,355
Issuance of Class A common stock under dividend reinvestment program	—	—	(19)	—	21	2
Cash dividends	—	—	(2,790)	—	—	(2,790)

Balance at December 31, 2004	$191	$92,350	$61,330	$2,442	$(24,873)	$131,440
Net income	—	—	30,472	—	—	30,472
Sale of Class A common stock	1	2,963	—	—	—	2,964
Tax benefit from stock options exercised	—	1,657	—	—	—	1,657
Purchase of Class A treasury stock	—		—	—	(3,115)	(3,115)
Stock issued under employee stock purchase plan	1	1,319	—	—	—	1,320
Stock issued for acquisitions	32	70,488				70,520
Foreign currency translation adjustment	—	—	—	(509)	—	(509)
Issuance of Class A common stock under dividend reinvestment program	—	—	(24)	—	25	1
Cash dividends	—	—	(3,354)	—	—	(3,354)

Balance at December 31, 2005	$225	$168,777	$88,424	$1,933	$(27,963)	$231,396

See accompanying notes.

Schawk, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Amounts)

NOTE 1.	Basis of Presentation and Description of Business
      Schawk, Inc. including its subsidiaries (the Company) is a leading provider of digital imaging graphic services for the consumer products industry in North America, Europe and Asia. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.

NOTE 2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
      Cash equivalents include highly liquid debt instruments and time deposits having an original maturity at the date of purchase of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable and Concentration of Credit Risk
      The Company sells its products to a wide range of customers in the consumer products, retail, advertising agency and entertainment industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential losses. The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and its historic experience of write-offs. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectible. Trade accounts receivable balances are determined to be delinquent when the amount is past due, based on the payment terms with the customer.

Inventories
      Raw materials are stated at the lower of cost or market. Approximately 6% of total inventories in 2005 and 16% in 2004 are determined on the last in, first out (LIFO) cost basis. The remaining raw materials inventories are determined on the first in, first out (FIFO) cost basis. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, is recorded at the lower of cost or net realizable value. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment
      Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

Goodwill
      Acquired goodwill and intangible assets with indefinite useful lives are not amortized, but instead are subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill and/or indefinite lived intangibles may be impaired. If the carrying amount of the goodwill exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess. Intangible assets with finite useful lives are amortized over their useful lives.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

Long-lived Assets
      The recoverability of long-lived assets, including amortizable intangibles, is evaluated by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that an impairment may have occurred. Management also reevaluates the periods of amortization of long lived assets to determine whether events and circumstances warrant revised useful lives. If an impairment has occurred, the carrying value of the long-lived asset is adjusted to an amount equal to the discounted cash flows associated with the asset.

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

Income Taxes
      Income taxes are accounted for using the asset and liability approach. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided if, based on available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
      Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries, which are considered to be permanently invested overseas.
      The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management’s judgment, it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, the Company believes that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

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

Foreign Currency Translation
      The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at the balance sheet date and income and expense amounts are translated at the average of the monthly exchange rates for the period. Adjustments resulting from the translation of foreign currency financial statements into United States dollars are included in accumulated comprehensive income (loss) as a component of stockholders’ equity.

Fair Value of Financial Instruments
      For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates book value based on terms available to the Company in financial markets at December 31, 2005 and 2004.

Comprehensive Income
      The components of comprehensive income, net of related tax, for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Net income	$30,472	$22,678	$16,984
Foreign currency translation adjustments	(509)	1,355	2,645

Comprehensive income	$29,963	$24,033	$19,629

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

Stock Based Compensation
      At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31

	2005	2004	2003

Net income, as reported	$30,472	$22,678	$16,984
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,503	1,064	719

Net income, pro forma	$28,969	$21,614	$16,265

Earnings per share
Basic	$1.19	$1.05	$0.79
Diluted	$1.13	$1.01	$0.78
Pro forma earnings per share
Basic	$1.13	$1.00	$0.76
Diluted	$1.07	$0.96	$0.74

Reclassifications
      Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentations.

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company plans to adopt the provisions of this statement using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Consolidated Financial Statements.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This amendment requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) to be recognized as current-period charges. This standard also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard is effective for fiscal years beginning after June 15, 2005. We will adopt the

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
standard effective for our 2006 year. We do not anticipate the adoption of this standard will have a material effect on our financial condition, results of operations or cash flows.
      In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”, was issued and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by accounting pronouncements that do not contain transition provisions. SFAS No. 154 requires, among other things, the retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to including in net income the cumulative effect of the change in accounting principal in the period of adoption, which was the standard under APB Opinion No. 20, “Accounting Changes.” The Company expects that the adoption of SFAS No. 154 will have no impact on the Company’s financial condition or results of operations.

NOTE 3.	Acquisitions

Seven Worldwide Holdings, Inc.
      On January 31, 2005, the Company completed its acquisition of 100% of the outstanding stock of Seven Worldwide Holdings, Inc., formerly known as KAGT Holdings, Inc. Seven Worldwide Holdings, Inc. was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The results of operations of Seven Worldwide, Inc. for the period February 1 through December 31, 2005 are included in the Consolidated Statement of Operations for the year ended December 31, 2005. The acquisition resulted in the recognition of goodwill in the Company’s financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company’s existing operations. The Company expects to realize a reduction in operating expenses through consolidation of duplicate facilities. The goodwill is not expected to be deductible as an operating expense for tax purposes.
      The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520, based on the average market price of the Company’s common stock for the five day period beginning two business days before the execution of the acquisition agreement. Included in the purchase price were cash of $5,993 and 448 shares of the Company’s Class A common stock, valued at $7,892, paid to the KAGT Holdings, Inc. Rabbi Trust, to be allocated to certain stockholders and Seven Worldwide executives under the KAGT Holdings, Inc 2005 Deferred Compensation Plan. The assets of the Rabbi Trust were distributed to the participants in the KAGT Holdings, Inc. Deferred Compensation Plan during the second quarter of 2005.
      The acquisition has been recorded using the purchase method of accounting. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
and will adjust the allocation as needed upon completion of the appraisal in the first quarter of 2006. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$69,885
Inventory	20,004
Other current assets	5,899
Fixed assets	38,584
Intangible assets, principally customer relationships	42,258
Goodwill	157,199
Other assets	908
Accounts payable	(19,093)
Other current liabilities	(71,441)
Income taxes payable	(10,947)
Deferred income taxes	(5,880)
Long term debt and capital lease obligations	(50)
Other liabilities	(22,918)

Total purchase price, net of $6,160 cash received	$204,408

      The weighted-average amortization period of the intangible assets acquired, principally customer relationships, is 14.7 years. The intangible asset amortization expense was $3,461 for the year ended December 31, 2005 and will be approximately $3,000 annually for each of the five fiscal years beginning with 2006.
      During 2005, management of the Company completed its assessment of the combined operations and implemented its plan to exit certain facilities of the acquired company. During the year, the Company closed seven facilities in the US and the UK and downsized several others. An additional facility will be closed in early 2006 in accordance with the Company’s exit plan. A total of 636 employees were terminated during 2005 or will be terminated in early 2006.
      The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve are employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The December 31, 2005 reserve balance related to employee severance will be paid in 2006. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The following table summarizes the reserve recorded at January 31, 2005 and the activity through December 31, 2005:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	$(6,721)	$5,446
Facility closure cost	4,715	3,969	(1,114)	7,570

Total	$11,790	$9,061	$(7,835)	$13,016

      The Company has recorded tax liabilities with respect to its acquisition of KAGT Holdings, Inc. and its Seven Worldwide subsidiary in the amount of $11,205, some of which may be recoverable under an indemnity provision in the Stock Purchase Agreement, if and when a final determination is made. Any subsequent adjustment to these liabilities will be recorded as an adjustment to goodwill.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table presents the unaudited pro forma results of operations of the Company for the years ended December 31, 2005 and December 31, 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the acquisition of KAGT Holdings, Inc. had occurred at the beginning of each period. The pro forma information contains the actual combined operating results of Schawk, Inc. and Seven Worldwide, Inc., with the results prior to the acquisition adjusted to include the pro forma impact of: 1) elimination of Seven Worldwide interest expense and deferred financing cost amortization related to bank debt retired at acquisition, offset by pro forma interest expense on Schawk, Inc. bank debt and private placement financing used to fund the acquisition, 2) elimination of redundant Seven Worldwide senior management not retained post-acquisition, and 3) proforma adjustment of depreciation and intangible asset amortization based on estimated fair values of the Seven Worldwide assets used in the Company’s December 31, 2005 financial statements. The Seven Worldwide results of operations for the year ended December 31, 2004 have been restated to eliminate discontinued operations of a division of the company divested in 2004.

	Year Ended	Year Ended
Pro forma, unaudited, in thousands, except per share amounts	December 31, 2005	December 31, 2004

Total revenue	$638,713	$608,289
Net income	28,007	20,619
Diluted earnings per share	$1.04	$0.76

Weir Holdings Limited
      On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir, which operates under the trade name “Winnetts”, is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets. The acquisition has resulted in the recognition of goodwill in the Company’s financial statements. The goodwill reflects the strategic fit and United Kingdom and European entry that the acquired business brings to the Company’s existing operations. The results of operations of Winnetts are included in the Consolidated Statement of Operations for the year ended December 31, 2005.
      The purchase price of $23,338 consisted of $22,086 paid in cash to an escrow account for the benefit of the seller at closing and $1,252 in acquisition-related professional fees. The acquisition was recorded using the purchase method of accounting. At December 31, 2004, the Company recorded an estimated purchase price allocation for the Winnetts acquisition. During 2005, the purchase price allocation was finalized and the Company adjusted the preliminary purchase price allocation based on a tangible and intangible asset fair value appraisal performed by an independent consulting firm. The purchase price of the Winnetts acquisition

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
increased by $306 during 2005, due to additional professional fees capitalized. A summary of the fair values assigned to the acquired assets as of December 31, 2004 is as follows:

Trade accounts receivable	$7,071
Inventory	1,267
Other current assets	651
Deferred income tax asset	985
Fixed assets	6,566
Customer relationship intangible asset	8,201
Goodwill	9,630
Other assets	307
Current liabilities	(7,593)
Capital leases	(464)
Facility exit reserve	(3,283)

Net cash consideration	$23,338

      The amortization period of the customer relationship intangible asset is 15 years. The intangible asset amortization expense was $547 for 2005 and will be $547 annually for each of the five fiscal years beginning with 2006. The amount allocated to goodwill per the purchase price allocation is expected to be tax-deductible.
      In connection with its acquisition of the assets of Weir Holdings Limited (Winnetts), the Company established an estimated facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance will be paid in 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014.
      The following table summarizes the activity in the reserve during 2005:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	$(902)	$417
Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	$(1,534)	$1,749

      One of the highest priorities of the Company during 2005 has been the integration of the Seven Worldwide and Winnetts acquisitions into the Company’s combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the year ended December 31, 2005, the Company recorded acquisition integration expenses of $7,169, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations for the year ended December 31, 2005. The major items included in this expense are severance pay for employees at legacy Schawk Inc facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

Other acquisitions
      The Company acquired certain assets and assumed certain liabilities of the Virtualcolor division of Fort Dearborn Company, located in Elk Grove Village, Illinois, effective as of January 1, 2004. Virtualcolor is a provider of digital imaging graphic services and has been merged with an existing Company facility. The acquisition has resulted in the recognition of goodwill in the Company’s financial statements; this goodwill arises because the purchase price reflects the complimentary strategic fit and resulting synergy that the acquired business brings to the Company’s existing operations. The purchase price of $4,929 consisted of $4,859 paid in cash to the seller at closing and $70 in acquisition-related legal fees. In addition, there is contingent additional purchase price of $1,600, which was paid to an escrow account pending settlement of the purchase price adjustments specified in the acquisition agreement. The amount paid to escrow is included in Other Assets in the Consolidated Balance Sheet at December 31, 2005.
      The Company recorded the purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. The acquisition was recorded using the purchase method of accounting. A summary of the fair values assigned to the acquired assets is as follows:

Inventory	$683
Machinery and equipment	150
Employee liabilities assumed	(121)
Customer relationship intangible asset	2,300
Non-compete intangible asset	100
Goodwill	1,817

Net cash consideration	$4,929
      The weighted-average amortization period of the customer relationship intangible asset is 19 years. The amortization period of the non-compete intangible asset is five years. The intangible asset amortization expense was $154 for the years ended December 31, 2004 and December 31, 2005 and will be $154 annually for each of the three fiscal years beginning with 2006.
      The contingent purchase price of $1,600, which was paid to an escrow account, is conditional upon the performance of the acquired business over a three-year period. The purchase price allocation will be adjusted to include the additional purchase price if the conditions have been satisfied.
      During 2005, the Company paid $988 of additional purchase price to the former owners of Blue Mint, a company acquired in 2003. The additional purchase price was paid pursuant to the contingency provisions of the Blue Mint purchase contract.

NOTE 4.	Related Party Transactions
      During 2005, the Company paid $800 to Cochran, Caronia & Co. for investment banking advisory services in connection with the acquisition of Seven Worldwide Holdings, Inc. Len Caronia, who is a director of Schawk, Inc., is a partner of Cochran, Caronia & Co.
      A receivable of approximately $21 and $88 from Geneva Waterfront, Inc., which is owned by a stockholder of the Company, is included in other assets at December 31, 2005 and December 31, 2004, respectively.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Company also leases land and a building from a related party. See Note 13 — Leases and Commitments.

NOTE 5.	Inventories
      Inventories consist of the following:

	December 31,

	2005	2004

Raw materials	$4,728	$3,768
Work in process	25,653	7,653

	30,381	11,421
Less: LIFO reserve	(1,058)	(1,082)

	$29,323	$10,339

NOTE 6.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2005	2004

Land and improvements	$11,146	$725
Buildings and improvements	21,594	14,815
Machinery and equipment	84,197	71,112
Leasehold improvements	17,372	15,716
Computer software	20,193	13,731

	154,502	116,099
Accumulated depreciation and amortization	(75,644)	(69,668)

	$78,858	$46,431

NOTE 7.	Goodwill and Intangible Assets
      The Company’s intangible assets not subject to amortization consisted entirely of goodwill. The changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004 were as follows:

Balance at December 31, 2003	$62,936
Acquisitions	8,432
Foreign currency translation	352

Balance at December 31, 2004	71,720
Acquisitions	161,934
Foreign currency translation	184

Balance at December 31, 2005	$233,838

      The Company performed the required impairment test of goodwill in 2005, 2004 and 2003. It was determined appropriate to consider the Company to be one reporting unit for purposes of this test. No impairment charge was recorded.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The Company’s intangible assets subject to amortization are as follows:

	December 31,

	2005	2004

Customer relationships	$53,490	$12,632
Digital images	882	—
Developed technologies	762	—
Non-compete agreements	681	681
Patents	325	311
Trade names	157	—

	56,297	13,624
Accumulated amortization	(5,313)	(870)

	$50,984	$12,754

      Intangible assets, which resulted primarily from the acquisitions of Seven and Winnetts, were recorded at fair market value as of the dates of the acquisitions based upon an independent third party appraisal. Amortization expense related to the intangible assets totaled $4,443, $841 and $29 in 2005, 2004 and 2003, respectively. Future amortization expense for each of the next five fiscal years beginning in 2006 is expected to be approximately $4,000.

NOTE 8.	Accrued Expenses
      Accrued expenses consist of the following:

	December 31,

	2005	2004

Accrued compensation and payroll taxes	$30,360	$13,102
Facility exit reserve	8,825	2,514
Vacant property reserve	5,274	—
Unearned revenue	3,199	—
Accrued customer rebates	2,830	1,059
Accrued property taxes	2,694	518
Accrued professional fees	2,449	2,765
Accrued interest	870	178
Other	12,948	6,442

	$69,499	$26,578

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	Other Long-Term Liabilities
      Other long-term liabilities consist of the following:

	December 31,

	2005	2004

Vacant property reserve	$16,552	$—
Facility exit reserve	5,940	—
Other	4,891	$979

	$27,383	$979

NOTE 10.	Debt
      Long-term debt consists of the following:

	December 31,

	2005	2004

U.S. bank revolving credit agreement	$94,520	$14,500
Series A senior note payable — Tranche A	15,000	15,000
Series A senior note payable — Tranche B	10,000	10,000
Series B senior note payable	—	6,000
Series C senior note payable	10,000	—
Series D senior note payable	20,000	—
Series E senior note payable	20,000	—
Other	13	—

	169,533	45,500
Less amounts due in one year or less	(5)	(6,000)

	$169,528	$39,500

      The Series A note — Tranche A bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The Series A note — Tranche B bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. Both series of notes were issued pursuant to the Company’s private placement Note Purchase Agreement dated December 23, 2003 and are unsecured. The notes may be prepaid in whole or in part at any time. The Series B note bears interest at 6.98% and the final annual installment of $6,000 was paid in 2005.
      The Series C note bears interest at 4.81% and is payable in 2010. The Series D note bears interest at 4.99% and is payable in 2011. The Series E note bears interest at 5.17% and is payable in 2012. The three series of notes were issued pursuant to the Company’s Note Purchase and Private Shelf Agreement dated January 28, 2005 and are unsecured. The notes may be prepaid in whole or in part at any time.
      The borrowings under the bank revolving credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on borrowings under this agreement was 5.25% at December 31, 2005. The credit agreement provides maximum borrowings of $115,000 and expires in January 2010. Borrowings under the above agreements are subject to certain restrictive covenants, including working capital, fixed charge coverage, funded debt and leverage ratios. The Company is in compliance with all required covenants at December 31, 2005.

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Annual maturities of long-term debt at December 31, 2005 are as follows:

2006	$5
2007	2,151
2008	3,571
2009	3,571
2010	108,091
Thereafter	52,144

$169,533

NOTE 11.	Stockholders’ Equity
      Stockholders’ equity includes the following:

	December 31,

	2005	2004

Common stock:
Class A voting, $0.008 par value, 40,000,000 shares authorized; 28,441,689 and 24,025,915 shares issued at December 31, 2005 and 2004, respectively; 26,070,747 and 21,816,879 shares outstanding at December 31, 2005 and 2004, respectively	$225	$191

Treasury stock:
2,370,942 and 2,209,036 shares of Class A common stock at December 31, 2005 and 2004, respectively	$27,963	$24,873

NOTE 12.	Income Taxes
      The provision (credit) for income taxes is comprised of the following:

	Years Ended December 31,

	2005	2004	2003

Current:
Federal	$6,443	$11,205	$9,088
State	2,781	186	1,057
Foreign	6,264	1,162	1,052

	15,488	12,553	11,197
Deferred:
Federal	6,192	663	(487)
State	83	298	(57)
Foreign	(3,514)	(172)	(373)

	2,761	789	(917)

Total	$18,249	$13,342	$10,280

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Components of deferred income tax assets and liabilities are as follows:

	December 31,

	2005	2004

Deferred Income Tax Assets:
Inventory	$44	$40
Accruals and reserves not currently deductible	5,170	1,367
Bad debt reserve	2,166	—
Accrued vacation	2,189	—
Other	715	946
Restructuring reserves	6,078	—
Net Operating Losses	7,407	—
Income Tax Credits	3,862	—
Capital Losses	13,258	—

Deferred Income Tax Assets Before Valuation Allowances	40,889	—
Valuation Allowances	(20,116)	—

Net Deferred Income Tax Assets	$20,773	$2,353

Deferred Income Tax Liabilities:
Prepaid Expenses	$(372)	—
Property and equipment	(5,826)	$(3,282)
Customer Intangibles	(16,420)	(1,218)
Domestic Subsidiary Stock	(9,536)
Goodwill on Asset Acquisitions	(1,046)	—
Other	(3,416)	(2,195)

Deferred Income Tax Liabilities	$(36,616)	$(6,695)

      Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

	Year Ended
	December 31,

	2005	2004	2003

Income taxes at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	1.1	.2	(.1)
State income taxes	3.2	3.0	1.9
Foreign rate differential	(0.9)	1.2	.9
Reduction of accrual for prior year taxes	(2.1)	—	—
Other	1.2	—	—
Prior year state refunds received	—	(2.4)	—

	37.5%	37.0%	37.7%

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The domestic and foreign components of income before income taxes are as follows:

	2005	2004	2003

Domestic	$41,688	$32,923	$25,404
Foreign	$7,032	$3,097	1,860

Total	$48,720	$36,020	$27,264
      As a result of the Company’s acquisition of Seven, as of December 31, 2005, the Company has net operating loss carryforwards of approximately $21,520, capital loss carryforwards of approximately $42,638, and income tax credit carryforwards of approximately $3,862 which will be available to offset future income tax liabilities. If not used, the net operating loss carryfowards will expire in 2024 and 2025. Certain of these losses are subject to limitations on use due to tax rules affecting acquired tax attributes, and therefore the Company has established valuation allowances against these tax benefits in the amount of $20,116. Should the Company be able to use these tax benefits, the valuation allowances will be released against Goodwill.
      The undistributed earnings of foreign subsidiaries were approximately $8,572 and $10,837 at December 31, 2005 and 2004, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

NOTE 13.	Leases and Commitments
      The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $687 in 2005, $673 in 2004 and $660 in 2003.
      The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Total rent expense incurred under all operating leases was approximately $15,827, $5,149, and $4,553, for the years ended December 31, 2005, 2004 and 2003, respectively.
      Future minimum payments under leases with terms of one year or more are as follows at December 31, 2005:

	Capital	Operating
	Leases	Leases

2006	$471	19,697
2007	52	14,587
2008	—	11,675
2009	—	9,773
2010	—	8,246
Thereafter	—	23,987

	$523	$87,965

Less: Amounts representing interest	23

	500
Less: Current portion	449

	$51

      The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2005 and December 31, 2004. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

NOTE 14.	Employee Benefit Plans
      The Company has various defined contribution plans for the benefit of its employees. The plans provide a match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) for the legacy Schawk 401K Plan was 5.0% in 2005 and 2004 and 4.5% in 2003. The matching percentage of wages for the legacy Seven Worldwide 401K Plan for 2005 was 3.0%, with a one thousand dollar annual maximum company contribution per participant. Contributions to the plans were $3,135, $1,942 and $1,600 in 2005, 2004 and 2003, respectively. In addition, the Company’s UK subsidiary contributed $518 to several defined-contribution plans for its employees in 2005.
      The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,260, $984 and $979 in 2005, 2004 and 2003, respectively.
      The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The Company issues new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company stock. The number of shares issued for this plan was 85 in 2005, 63 in 2004 and 59 in 2003. The discount from market value for the shares issued was $245 in 2005, $132 in 2004 and $92 in 2003.
      The Company has collective bargaining agreements with production employees representing approximately 12% of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2006 through 2010. The percentage of employees covered by contracts expiring within one year is approximately 4%.

NOTE 15.	Stock/ Equity Option Plans
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

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      A summary of options outstanding at each of the three years ended December 31, 2005, 2004 and 2003, and other data for the three years then ended under all option plans is as follows:

	Outstanding
	Options of Class A	Weighted Average
	Common Stock	Exercise Price

Balance, December 31, 2002	2,542	$9.48
Granted	530	9.31
Exercised	(177)	8.77

Balance, December 31, 2003	2,895	9.49

Granted	576	14.21
Exercised	(360)	10.20
Cancelled	(28)	9.47

Balance December 31, 2004	3,083	10.29
Granted	574	18.79
Exercised	(324)	9.54
Cancelled	—	—

Balance December 31, 2005	3,333	$11.73

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
		Remaining	Weighted		Average of
	Number	Contractual Life	Average	Number	Exercisable
Range of Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Price

$ 6.20 - $ 8.26	410	2.5	$7.76	410	$7.76
8.26 - 10.33	1,550	5.6	9.29	1,550	9.29
10.33 - 12.39	199	3.2	11.30	199	11.30
12.39 - 14.45	554	8.2	14.20	358	14.20
14.45 - 16.52	68	2.7	14.92	68	14.92
16.52 - 18.58	5	9.1	18.18	2	18.18
18.58 - 20.65	547	9.3	18.80	177	18.80

	3,333			2,764

      Options available for grant under the plans were 1,025, 1,646 and 2,195 at December 31, 2005, 2004 and 2003, respectively. Options exercisable under the plans were 2,764, 2,524, and 2,334 in 2005, 2004 and 2003 respectively. The weighted-average fair values of options granted during 2005, 2004, and 2003 were $5.05 per share, $3.64 per share and $2.22 per share, respectively.
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

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

	2005	2004	2003

Expected dividend yield	0.70%	0.90%	1.30%
Expected stock price volatility	19.80%	16.60%	16.40%
Risk-free interest rate range	4.0%	4.0%	4.0%
Weighted-average expected life of options	7 years	7 years	7 years
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
      The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003

Net Income	$30,472	$22,678	$16,984

Weighted average shares	25,529	21,603	21,379
Effect of dilutive employee stock options	1,434	912	460

Adjusted weighted average shares and assumed conversions	26,963	22,515	21,839

Basic earnings per share	$1.19	$1.05	$0.79
Diluted earnings per share	$1.13	$1.01	$0.78
      There were no anti-dilutive options outstanding at December 31, 2005.
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

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 17.	Geographic Reporting
      The Company operates in a single business segment, Digital Imaging Graphic Arts. During 2005, the Company operated primarily in three geographic areas: the United States, Europe and Canada. Summary financial information for continuing operations by geographic area for 2005, 2004 and 2003 is as follows:

				Other
	United States	Canada	Europe	Foreign	Total

2005
Sales	$473,918	$35,849	$82,021	$22,732	$614,520
Long-lived assets	300,282	18,917	44,820	6,231	370,250
Net assets	211,433	16,594	10,995	(7,626)	231,396
2004
Sales	$190,983	$33,398	—	$13,964	$238,345
Long-lived assets	87,863	19,196	$23,734	7,144	137,937
Net assets	121,329	12,479	—	(2,368)	131,440
2003
Sales	$159,861	$30,648	—	$10,522	$201,031
Long-lived assets	78,807	16,999	—	7,739	103,545
Net assets	98,588	10,192	—	(2,408)	106,372
      Long-lived assets are non-current assets that are identified with the operations in each geographic area.

NOTE 18.	Other Income
      For the year ended December 31, 2005, a $507 gain representing proceeds of a life insurance policy on a former employee is included in Other income on the Consolidated Statement of Operations.
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

Schawk, Inc.
Notes to Consolidated Financial Statements — (Continued)

NOTE 19.	Quarterly Financial Data (unaudited)
      Unaudited summarized financial data by quarter for 2004 and 2005 is as follows:

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands, except per share amounts)
Net sales	$52,077	$64,456	$62,245	$59,567	$130,751	$158,648	$165,343	$159,778
Cost of sales	31,310	37,025	34,027	34,655	86,197	103,666	107,388	105,813

Gross Profit	20,767	27,431	28,218	24,912	44,554	54,982	57,955	53,965
Net income	$3,627	$6,621	$7,317	$5,113	$5,564	$7,852	$8,760	$8,296

Earnings per share
Basic	$0.17	$0.31	$0.34	$0.23	$0.23	$0.31	$0.34	$0.32
Diluted	0.16	0.30	0.33	0.22	0.22	0.29	0.32	0.30

NOTE 20.	Subsequent Events
      On January 30, 2006, the Company entered into an underwriting agreement with J. P. Morgan Securities Inc. and Robert W. Baird & Co. Incorporated and certain selling stockholders, pursuant to which the selling stockholders agreed to sell 3,470 shares of Class A Common Stock of the Company at a net price per share of $20.75. All shares sold by the selling stockholders were acquired in connection with the Company’s acquisition of Seven Worldwide, Inc in January 2005. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. However, pursuant to the terms of the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to 521 additional shares of the Company’s Class A Common Stock to cover over-allotments. Pursuant to this agreement, the Company subsequently received $2,937 representing the underwriters’ purchase of 142 shares of the Company’s Class A Common Stock. One of the Company’s directors, Christopher Lacovara, is a member of Kohlberg Management IV, L.L.C., which is the general partner of certain Kohlberg funds that participated in the offering as selling stockholders.
      On March 6, 2006, the Company sold its book, publishing and certain catalog and other assets to Caps Group Acquisition, LLC for $29,000 in cash and assumed liabilities. Substantially all of the operations sold, representing approximately $62,000 of revenue, were acquired by the Company in connection with its purchase of Seven Worldwide, Inc. in January 2005. The proceeds of the sale were used to reduce debt. One of the Company’s directors, Len Caronia, is a partner in Cochran, Caronia & Co., which will be paid a fee for investment banking advisory services in connection with this transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
      There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between our independent registered public accounting firm and us during our two most recent fiscal years or any subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
      We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision of the Company’s Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
      Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of Schawk Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) (“Internal Control”). The Company’s Internal Control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).The Company’s Internal Control includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of inherent limitations in any Internal Control, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Control can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
      Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Control as of December 31, 2005. Management’s assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      The Company completed its acquisition of Seven Worldwide Holdings, Inc. on January 31, 2005. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of December 31, 2005 did not include the Internal Control of Seven Worldwide Holdings, Inc., which is included in the Company’s consolidated financial statements as of December 31, 2005 and constituted $135,600 and $3,072 of total and net assets, respectively, as of December 31, 2005 and $373,420 and $4,626 of revenues and net income, respectively, for the year then ended.

      Based on management’s assessment, which excluded an assessment of Internal Control of the acquired operations of Seven Worldwide Holdings, Inc., management has concluded that the Company’s Internal Control was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
      Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2005, and has also issued an audit report dated March 8, 2006, on management’s assessment of the Company’s Internal Control, which is included in this Annual Report on Form 10-K.

/s/ David A. Schawk President and Chief Executive Officer	/s/ James J. Patterson Senior Vice President and Chief Financial Officer
Changes in Internal Control over Financial Reporting
      During 2005, we made changes to our controls and procedures as part of our ongoing monitoring of our controls. However, none of these changes has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      In January 2006, the Company implemented a new global Enterprise Resource Planning (“ERP”) system, PeopleSoft. This new PeopleSoft ERP system, which replaced multiple legacy financial systems with a single, standardized, integrated financial system, will be the company’s primary financial system beginning in January 2006 and forward. As a result of the implementation of this new ERP system, several of the Company’s internal controls over financial reporting and related processes were modified and/ or redesigned to conform with and support the new ERP system. The Company also has plans to undertake additional projects that will replace other Company financial systems around the globe, and in particular in the Company’s operations in the United Kingdom, throughout the remainder of fiscal 2006 and extending into fiscal 2007.
      Although management believes that the new PeopleSoft ERP system has maintained or enhanced the Company’s internal controls over financial reporting, management has yet to test the effectiveness of the new ERP system’s impact on the internal control environment. As such, there is the risk that the new ERP system and/ or new internal controls have yet unidentified deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company’s internal control over financial reporting. Management anticipates testing the new system and the new internal controls during fiscal 2006 as part of its ongoing testing of the Company’s internal controls.
Inherent Limitations on the Effectiveness of Controls
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Schawk have been detected.
      These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Stockholders
Schawk, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Schawk, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Seven Worldwide Holdings, Inc., which is included in the 2005 consolidated financial statements of Schawk, Inc. and constituted $135,600 and $3,072 of total and net assets, respectively, as of December 31, 2005 and $373,420 and $4,626 of revenues and net income, respectively, for the year then ended. The Company completed its acquisition of Seven Worldwide Holdings, Inc. on January 31, 2005, and as permitted by the U.S. Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of Seven Worldwide Holdings,

Inc. Our audit of internal control over financial reporting of Schawk, Inc. also did not include an evaluation of the internal control over financial reporting of Seven Worldwide Holdings, Inc.
      In our opinion, management’s assessment that Schawk, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Schawk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schawk, Inc. as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and subsidiaries and our report dated March 8, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
March 8, 2006

ITEM 9b.	OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      Information with respect to directors, executive officers, code of ethics, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2006 and from Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      Incorporated herein by reference from our proxy statement for the annual meeting of stockholders to be held on May 17, 2006.
PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES
      (a) 1. The following financial statements of Schawk, Inc are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — Years Ended December 31, 2005 and 2004

Consolidated Statements of Operations — Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements — December 31, 2005

      2. Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II — Valuation and qualifying accounts.
      3. Exhibits

Incorporated Herein
by Reference to

3.1		Certificate of Incorporation of Schawk, Inc., as amended.	Registration Statement No. 333-39113

3.3		By-Laws of Schawk, Inc., as amended.	Registration Statement No. 333-39113

4.1		Specimen Class A Common Stock Certificate.	Registration Statement No. 33-85152

10.22		Lease Agreement dated as of July 1, 1987, and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152

10.23		Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152

10	.26*	Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.	Appendix C to Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 001-09335)

10	.27*	Form of Clarence W. Schawk Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.	Registration Statement No. 33-85152

10	.28*	Form of David A. Schawk Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.	Registration Statement No. 33-85152

10.31		Form of Registration Rights Agreement dated December 30, 1994, by and among Schawk, Inc. and certain investors.	Registration Statement No. 33-85152

10.35		Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152 1996 10-K

10	.37*	Schawk, Inc. Retirement Trust effective January 1, 1996.	(File No. 001-09335) 1996 10-K

10	.38*	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.	(File No. 001-09335)

10.43		Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375

10	.45*	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.	Registration Statement No. 333-68521

10.47		Note Purchase Agreement dated December 23, 2003 by and between Schawk, Inc and Massachusetts Mutual Life Insurance Company	2003 10-K (File No. 001-09335)

10.48		Credit Agreement dated June 11, 2004 by and between Schawk Inc. and Bank One, N. A.	Form 8-K dated June 16, 2004 (File No. 001-09335)

10.49		Schawk, Inc. 2001 Equity Option Plan	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 001-09335)

Incorporated Herein
by Reference to

10.50	Schawk, Inc. 2003 Equity Option Plan	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001-09335)

10.51	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004 (file no. 001-09335)

10.52	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005 (file no. 001-09335)

10.53	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)

10.54	Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc., certain principal stockholders of Schawk, Inc. and certain stockholders of KAGT Holdings, Inc.	Exhibit 10.2 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)

10.55	Governance Rights Agreement, dated as of January 31, 2005, among Schawk, Inc., certain principal stockholders of Schawk, Inc. and certain stockholders of KAGT Holdings, Inc.	Exhibit 10.3 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)

10.56	Credit Agreement, dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc. from time to time party thereto, certain financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.4 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)

10.57	Note Purchase and Private Shelf Agreement, dated as of January 28, 2005, among Schawk, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, and RGA Reinsurance Company.	Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)

10.58	First Amendment to Note Purchase Agreement, dated as of January 28, 2005, among Schawk, Inc. and the institutional purchasers party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)

10.59	Description of executive compensation arrangements	Form 8-K filed with the SEC on June 6, 2005 (file no. 001-09335)

21**	List of Subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm

Incorporated Herein
by Reference to

31	.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14	(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31	.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14	(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32**		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).

**	Document filed herewith.

Schawk, Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Balance beginning of year	$1,773	$1,595	$1,269
Acquisitions	6,101	—	—
Provision (reversal of provision)	(446)	752	613
Deductions(1)	970	574	287
Foreign currency adjustment	(135)	—	—

Balance end of year	$6,323	$1,773	$1,595

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 15th day of March 2006.

Schawk, Inc.

By:	/s/ Clarence W. Schawk

Clarence W. Schawk
Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2006.

/s/ Clarence W. Schawk Clarence W. Schawk	Chairman of the Board and Director

/s/ David A. Schawk David A. Schawk	President, Chief Executive Officer, and Director (Principle Executive Officer)

/s/ A. Alex Sarkisian Esq. A. Alex Sarkisian	Executive Vice President, Chief Operating Officer and Director

/s/ James J. Patterson James J. Patterson	Senior Vice President and Chief Financial Officer (Principle Financial Officer and Principle Accounting Officer)

/s/ John T. McEnroe, Esq. John T. McEnroe, Esq.	Director and Assistant Secretary

/s/ Leonard S. Caronia Leonard S. Caronia	Director

/s/ Judith W. McCue, Esq. Judith W. McCue, Esq.	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director

/s/ Christopher Lacovara Christopher Lacovara	Director