Form 10-Q
period 2006-03-31
SCHAWK INC
filed 2006-05-10
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]


The number of shares of the Registrant's Common Stock outstanding as of May 4, 2006, was 26,477,147.

================================================================================

                                                                               1
--------------------------------------------------------------------------------

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                 March 31, 2006


                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION
-------------------------------

   Item 1.  Financial Statements                                              3
   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              16
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk       23
   Item 4.  Controls and Procedures                                          23


PART II -- OTHER INFORMATION
----------------------------

   Item 1A. Risk Factors.                                                    24
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      24
   Item 6.  Exhibits                                                         25
            Signatures                                                       26




                                                                               2
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2006               2005
                                                                           (UNAUDITED)
                                                                           ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $   7,346         $   7,519
   Trade accounts receivable, less allowance for doubtful accounts
     of $5,376 at March 31, 2006 and $5,940 at December 31, 2005              113,307           117,723
   Inventories                                                                 28,197            24,868
   Prepaid expenses and other current assets                                   11,800             9,701
   Deferred income taxes                                                       10,555             9,845
   Assets of discontinued operations                                               --            29,253
                                                                           ------------------------------
Total current assets                                                          171,205           198,909

Property and equipment, less accumulated depreciation of $79,653
   at March 31, 2006 and $74,506 at December 31, 2005                          77,209            77,291
Goodwill                                                                      240,825           233,838
Intangible assets, net                                                         36,451            42,223
Other assets                                                                    5,314             6,557
                                                                           ------------------------------
Total assets                                                                $ 531,004         $ 558,818
                                                                           ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                   $  24,483         $  27,776
   Accrued expenses                                                            53,189            61,967
   Income taxes payable                                                         8,623             6,367
   Current portion of long-term debt and capital lease obligations                263               454
   Liabilities of discontinued operations                                          --             8,208
                                                                           ------------------------------
Total current liabilities                                                      86,558           104,772

Long-term debt                                                                149,259           169,528
Capital lease obligations                                                          45                51
Other liabilities                                                              27,283            27,383
Deferred income taxes                                                          25,742            25,688

Stockholders' equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     28,810,595 and 28,441,689 shares issued at March 31, 2006 and
     December 31, 2005, respectively; 26,438,127 and 26,070,747 shares outstanding at March 31, 2006 and December 31, 2005,
     respectively                                                                 228               225
   Additional paid-in capital                                                 175,163           168,777
   Retained earnings                                                           92,354            88,424
   Accumulated comprehensive income                                             2,376             1,933
                                                                           ------------------------------
                                                                              270,121           259,359
   Treasury stock, at cost, 2,372,468 and 2,370,942 shares of common
     stock at March 31, 2006 and December 31, 2005, respectively              (28,004)          (27,963)
                                                                           ------------------------------
Total stockholders' equity                                                    242,117           231,396
                                                                           ------------------------------
Total liabilities and stockholders' equity                                  $ 531,004         $ 558,818
                                                                           ==============================

See accompanying notes.



                                                                               3
--------------------------------------------------------------------------------

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                                        2006              2005
                                                                     ---------------------------
Net sales                                                            $ 133,754         $ 119,180
Cost of sales                                                           88,038            77,844
Selling, general, and administrative expenses                           34,316            30,333
Acquisition integration expenses                                           530                --
                                                                     ---------------------------
Operating income                                                        10,870            11,003

Other income (expense)
   Interest income                                                         119                69
   Interest expense                                                     (2,581)           (1,688)
                                                                     ---------------------------
                                                                        (2,462)           (1,619)
                                                                     ---------------------------

Income from continuing operations before income taxes                    8,408             9,384

Income tax provision                                                     3,193             3,585
                                                                     ---------------------------

Income from continuing operations                                        5,215             5,799

Loss from discontinued operations, net of tax benefit of $266
   in 2006 and $145 in 2005 (Note 12)                                     (433)             (235)
                                                                     ---------------------------

Net Income                                                           $   4,782         $   5,564
                                                                     ===========================


Earnings per share:
   Basic:
       Income from continuing operations                             $    0.20         $    0.24
       Loss from discontinued operations                                 (0.02)            (0.01)
                                                                     ---------------------------
       Net income per common share                                   $    0.18         $    0.23
                                                                     ===========================

   Diluted:
       Income from continuing operations                             $    0.19         $    0.23
       Loss from discontinued operations                                 (0.02)            (0.01)
                                                                     ---------------------------
       Net income per common share                                   $    0.17         $    0.22
                                                                     ===========================


Weighted average number of common and common
   equivalent shares outstanding -- diluted                             27,763            25,670

Dividends per common share                                           $  0.0325         $  0.0325

See accompanying notes


                                                                               4
--------------------------------------------------------------------------------

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)
                                 (In Thousands)

                                                                                2006              2005
                                                                             ---------------------------
OPERATING ACTIVITIES
Net income                                                                   $   4,782         $   5,564
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                               6,578             6,193
     Deferred income taxes                                                        (656)              565
     Share-based compensation expense                                              423                --
     Loss (gain) realized on sale of property and equipment                        (54)               --
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
         Trade accounts receivable                                               7,003           (10,200)
         Inventories                                                            (3,310)             (423)
         Prepaid expenses and other current assets                                (251)              925
         Trade accounts payable and accrued expenses                           (16,993)          (10,466)
         Other liabilities                                                      (5,090)               --
         Income taxes refundable/payable                                         2,181             1,567
                                                                             ---------------------------
Net cash used in operating activities                                           (5,387)           (6,275)

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                       95               651
Proceeds from sale of business                                                  26,279                --
Capital expenditures                                                            (5,644)           (3,377)
Acquisitions, net of cash acquired                                                (669)         (202,522)
Contingent acquisition purchase price received from escrow account                  --               890
Other                                                                              178               187
                                                                             ---------------------------
Net cash provided by (used in) investing activities                             20,239          (204,171)

FINANCING ACTIVITIES
Proceeds from debt                                                                  --           142,030
Net principal payments on revolving credit agreement                           (20,276)               --
Principal payments on capital lease obligations                                   (202)             (283)
Tax benefit from stock options exercised                                         1,153                --
Payment of deferred loan fees                                                       --              (588)
Common stock dividends                                                            (852)             (835)
Purchase of common stock                                                           (41)              (43)
Issuance of common stock                                                         4,813            71,296
                                                                             ---------------------------
Net cash provided by (used in) financing activities                            (15,405)          211,577
                                                                             ---------------------------
Effect of foreign currency rate changes                                            380              (171)
                                                                             ---------------------------
Net increase (decrease) in cash and cash equivalents                              (173)              960
Cash and cash equivalents beginning of period                                    7,519             7,268
                                                                             ---------------------------
Cash and cash equivalents end of period                                      $   7,346         $   8,228
                                                                             ===========================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $   1,933         $     342
Cash paid for income taxes                                                          74             1,401

See accompanying notes.


                                                                               5
--------------------------------------------------------------------------------

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                (In thousands of dollars, except per share data)

NOTE 1.   BASIS OF PRESENTATION

The consolidated interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. Certain prior year amounts on the Consolidated Balance Sheet and the Consolidated Statement of Operations have been reclassified to reflect the discontinued operations presented in the current year financial statements. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2005, as filed with its 2005 annual report on Form 10-K.

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

The Company's services include brand strategy, creative design, tactical design and adaptive design. The Company's services also include both digital and analog image database archival management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. The Company's facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs. The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times.

NOTE 4.   INVENTORIES

Inventories consist of the following:

                                              March 31,      December 31,
                                                2006             2005
                                                ----             ----
Raw materials                                 $  4,341         $  4,662
Work in process                                 24,914           21,264
                                              --------         --------
                                                29,255           25,926
Less: LIFO reserve                              (1,058)          (1,058)
                                              --------         --------
                                              $ 28,197         $ 24,868
                                              ========         ========


                                                                               6
--------------------------------------------------------------------------------

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three months ended March 31,
                                                -----------------------------
                                                   2006                2005
                                                ----------         ----------
Net income from continuing operations           $    5,215         $    5,799
Loss from discontinued operations                     (433)              (235)
                                                ----------         ----------
Net income                                      $    4,782         $    5,564
                                                ==========         ==========


Weighted average shares                             26,183             24,239
Effect of dilutive stock options                     1,580              1,431
                                                ----------         ----------
Adjusted weighted average shares and
   assumed conversions                              27,763             25,670
                                                ==========         ==========

Earnings per share:
   Basic:
       Income from continuing operations        $     0.20         $     0.24
       Loss from discontinued operations             (0.02)             (0.01)
                                                ----------         ----------
       Net income per common share              $     0.18         $     0.23
                                                ==========         ==========

   Diluted:
       Income from continuing operations        $     0.19         $     0.23
       Loss from discontinued operations             (0.02)             (0.01)
                                                ----------         ----------
       Net income per common share              $     0.17         $     0.22
                                                ==========         ==========


NOTE 6.    SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in three geographic areas, the United States, Europe and Canada. Summary financial information by geographic area is as follows:


                                    Three months ended March 31, 2006
                                    ---------------------------------
                                                               Other
                   United States    Canada       Europe        Foreign        Total
                   -------------    ------       ------        -------        -----
Sales                 $ 97,729     $  8,787     $ 21,154      $  6,084      $133,754
Long-lived assets      296,302       16,606       40,604         6,287       359,799
Net Assets             222,004       19,430       12,275       (11,592)      242,117


                                    Three months ended March 31, 2005
                                    ---------------------------------
                                                               Other
                   United States    Canada       Europe        Foreign        Total
                   -------------    ------       ------        -------        -----
Sales                 $ 86,688     $  8,770     $ 19,316      $  4,406      $119,180
Long-lived assets      298,450       19,334       24,863         6,908       349,555
Net Assets             188,677       13,026         (214)       (2,320)      199,169


                                                                               7
--------------------------------------------------------------------------------

NOTE 7.   COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended March 31, 2006 and 2005, respectively, are as follows:

                                              Three months ended March 31,
                                              ----------------------------
                                                2006                 2005
                                              -------              -------
Net income                                    $ 4,782              $ 5,564
Foreign currency translation adjustments          443                 (361)
                                              -------              -------
Comprehensive income                          $ 5,225              $ 5,203
                                              =======              =======


NOTE 8.    STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company's Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. There were no share-based awards granted during the three months ended March 31, 2006. Compensation expense for all share-based awards to be granted subsequent to March 31, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and will be computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R.


OPTIONS

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

The Company recorded $423 of compensation expense relating to outstanding options during the quarter ended March 31, 2006. No compensation expense was recorded related to outstanding options during the quarter ended March 31, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. There were no options granted during the three months ended March 31, 2006. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2005, using the Black-Scholes option-pricing model:


                                                                               8
--------------------------------------------------------------------------------

                                                    Three Months ended March 31,

                                                        2006           2005
                                                    ----------------------------
    Expected dividend yield                              na            0.70%
    Expected stock price volatility                      na           19.96%
    Risk-free interest rate range                        na            4.0%
    Weighted-average expected life of options            na          7 years


The following table summarizes the Company's activities with respect to its stock option plans for the first three months of 2006 as follows (in thousands, except price per share and contractual term):


                                                             Weighted Average      Weighted Average
                                               Number of      Exercise Price           Remaining          Aggregate
                                                 Shares          Per Share         Contractual Term    Intrinsic Value
                                         ---------------------------------------------------------------------------
Outstanding January 1, 2006                      3,333            $11.73

Granted                                             --
Exercised                                         (214)           $ 9.51
Cancelled                                           --
                                         ---------------

Outstanding March 31, 2006                       3,119            $11.88                 5.80              $44,063
Vested at March 31, 2006                         2,740            $10.94                 5.36              $41,290
Exercisable at March 31, 2006                    2,740            $10.94                 5.36              $41,290


There were no options granted during the three months ended March 31, 2006. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $5.97. The total intrinsic value for options exercised during the three months ended March 31, 2006 and 2005 was $2,982 and $521, respectively.

Cash received from option exercises under all plans for the three months ended March 31, 2006 and 2005 was approximately $1,996 and $388, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $1,153 and $111, respectively, for the three months ended March 31, 2006 and 2005.

As of March 31, 2006, there was $541 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 1 year. A summary of the Company's nonvested option activity for the three months ended March 31, 2006 is as follows (in thousands, except price per share and contractual term):


                                                               Weighted Average
                                                  Number of       Grant Date
                                                    Shares         Per Share
                                                --------------------------------
Nonvested at January 1, 2006                          570            $4.85

Granted                                                --
Vested                                               (191)           $3.65
Forfeited                                              --
                                                -----------

Nonvested at March 31, 2006                           379            $5.44
                                                ===========



                                                                               9
--------------------------------------------------------------------------------

EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

The table below shows the amounts recognized in the financial statements for the three months ended March 31, 2006 for share-based compensation related to employees.

                                                   Three Months Ended
                                                     March 31, 2006
                                                 -----------------------
Total cost of share-based compensation                    $ 423
Income tax                                                 (161)
                                                 -----------------------
Amount charged against income                             $ 262
                                                 =======================


Impact on net income per common share:
   Basic                                                  $0.01
   Diluted                                                $0.01

There were no amounts related to employee share-based compensation capitalized as assets during the three months ended March 31, 2006.

PRO FORMA EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123R, the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):


                                                           Three Months Ended
                                                             March 31, 2005
                                                         -----------------------
Net income, as reported                                         $5,564
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                        (130)
                                                         -----------------------

Net income, pro forma                                           $5,434
                                                         =======================

Earnings per share
   Basic                                                        $ 0.23
   Diluted                                                      $ 0.22

Pro forma earnings per share
   Basic                                                        $ 0.22
   Diluted                                                      $ 0.21


NOTE  9.  ACQUISITIONS

SEVEN WORLDWIDE HOLDINGS, INC.

 On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc., ("Seven WorldWide"), formerly known as KAGT Holdings, Inc. Seven Worldwide Holdings, Inc. was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520. The acquisition was recorded using the purchase method of accounting.


                                                                              10
--------------------------------------------------------------------------------

At December 31, 2005, the Company recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that was in progress. During the first quarter of 2006, the purchase price allocation was finalized and the Company adjusted the preliminary purchase price allocation based on the fair value appraisal performed by an independent consulting firm. The finalization of the purchase price allocation resulted in an increase in goodwill and intangible assets in the amount of $5,240 and $1,393, respectively. A summary of the fair values assigned to the acquired assets is as follows:


Trade accounts receivable                                    $  69,885
Inventory                                                       20,004
Other current assets                                             5,899
Fixed assets                                                    39,533
Intangible assets, principally customer relationships           43,651
Goodwill                                                       162,439
Other assets                                                       908
Accounts payable                                               (19,093)
Other current liabilities                                      (73,958)
Income taxes payable                                           (11,022)
Deferred income taxes                                           (5,880)
Long term debt and capital lease obligations                       (50)
Other liabilities                                              (27,908)
                                                             ---------
Total purchase price, net of $6,160 cash received            $ 204,408
                                                             =========

During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities will be closed in early 2006 in accordance with the Company's exit plan. A total of 712 employees were terminated during 2005 or will be terminated in early 2006. In addition, the Company's management decided to market the Book and Publishing operations of the acquired company, since this business is outside the core business of the Company. On March 3, 2006, the Company entered into an Asset Purchase Agreement to sell substantially all of the operating assets of its Book and Publishing operations. See Footnote 12 -- Discontinued Operations.

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve are employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The March 31, 2006 reserve balance related to employee severance will be paid during 2006. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015.


The following table summarizes the reserve recorded at January 31, 2005 and the activity through March 31, 2006:

                                   Balance                                              Balance
                                 January 31,                                          December 31,
                                    2005          Adjustments         Payments            2005
                             ---------------------------------------------------------------------
Employee severance                 $ 7,075           $5,092           ($6,721)          $ 5,446

Facility closure cost                4,715            3,969            (1,114)            7,570
                             ---------------------------------------------------------------------

Total                              $11,790           $9,061           ($7,835)          $13,016
                             =====================================================================


                                                                              11
--------------------------------------------------------------------------------

                                   Balance                                               Balance
                                 December 31,                                           March 31,
                                     2005         Adjustments         Payments            2006
                             ---------------------------------------------------------------------
Employee severance                 $ 5,446           $171             ($2,946)           $2,671

Facility closure cost                7,570             --                (860)            6,710
                             ---------------------------------------------------------------------

Total                              $13,016           $171             ($3,806)           $9,381
                             =====================================================================


WEIR HOLDINGS LIMITED

On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir, which operates under the trade name "Winnetts", is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets.

In connection with its acquisition of the assets of Weir Holdings Limited (Winnetts), the Company established an estimated facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance will be paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014.

The following table summarizes the activity in the reserve during 2005 and the first quarter of 2006:


                                   Balance                                              Balance
                                 December 31,                                         December 31,
                                     2004         Adjustments        Payments             2005
                             ---------------------------------------------------------------------
Employee severance                  $1,254           $ 65               ($902)           $  417

Facility closure cost                                 718                (632)
                                     1,246                                                1,332
                             ---------------------------------------------------------------------

Total                               $2,500           $783             ($1,534)           $1,749
                             =====================================================================


                                   Balance                                              Balance
                                 December 31,                                          March 31,
                                     2005         Adjustments        Payments             2006
                             ---------------------------------------------------------------------
Employee severance                  $  417             --                ($98)           $  319

Facility closure cost                                  --
                                     1,332                                (85)            1,247
                             ---------------------------------------------------------------------

Total                               $1,749             --               ($183)           $1,566
                             =====================================================================


                                                                              12
--------------------------------------------------------------------------------

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company's priorities has been the integration of the acquired businesses into the Company's combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the quarter ended March 31, 2006, the Company recorded acquisition integration expenses of $530, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations for the period ended March 31, 2006. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.


OTHER ACQUISITIONS

The Company acquired certain assets and assumed certain liabilities of the Virtualcolor division of Fort Dearborn Company, located in Elk Grove Village, Illinois, effective as of January 1, 2004. Virtualcolor is a provider of digital imaging graphic services and has been merged with an existing Company facility. The purchase price of $4,929 consisted of $4,859 paid in cash to the seller at closing and $70 in acquisition-related legal fees. In addition, $1,600 of contingent additional purchase price was paid to an escrow account pending settlement of the purchase price adjustments specified in the acquisition agreement. During the period ended March 31, 2006, an agreement was reached to release $700 of the contingent purchase price to the seller, which has been recorded as an addition to the cost of the business acquired. The $900 remaining in the escrow account at March 31, 2006 is included in Other Assets in the Consolidated Balance Sheet at March 31, 2006.

In addition, during the period ended March 31, 2006 the Company paid $669 of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.


NOTE 10.   DEBT

The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. On March 31, 2006, $74,252 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.

The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the March 31, 2006 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in Long-term debt on the March 31, 2006 Consolidated Balance Sheet. The notes issued under both these agreements are unsecured.

The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of March 31, 2006.


NOTE 11.   INTANGIBLES

The Company accounts for its goodwill assets using SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company's goodwill assets are not amortized, but are subject to an annual impairment test.


                                                                              13
--------------------------------------------------------------------------------

The Company's intangible assets subject to amortization are as follows:

                                     Balance at       Balance at
                                      March 31,      December 31,        Weighted
                                        2006             2005          Average Life
                                     ----------      ------------      ------------
      Customer relationships          $ 38,891         $ 43,934         15.2 years
      Digital images                       882              882          5.0 years
      Developed technologies               712              762          3.0 years
      Non-compete agreements               681              681          3.5 years
      Patents                              326              326         20.0 years
      Trade names                          308              157          2.0 years
                                      --------         --------

                                        41,800           46,742         14.5 years
      Accumulated amortization          (5,349)          (4,519)
                                      --------         --------
                                      $ 36,451         $ 42,223

Amortization expense related to intangible assets was $832 and $1,040 for the three month period ended March 31, 2006 and 2005, respectively. Amortization expense for each of the next five fiscal years beginning April 1, 2006 is expected to be approximately $3,300 for fiscal year 2007, $3,000 for fiscal year 2008, and approximately $2,700 for fiscal years 2009, 2010 and 2011.

NOTE 12.  DISCONTINUED OPERATIONS

Effective February 28, 2006, the Company sold certain operations including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. The operations were sold because they were considered to be outside of the Company's core business. Proceeds from the sale were $26,279, subject to an audited working capital adjustment, which the Company estimates will result in an increase in selling price of $1,821. No gain or loss was recorded as a result of the sale.

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its assets and liabilities are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the three months ended March 31, 2006 and 2005 are as follows:

                                                   Three Months     Three Months
                                                       ended            ended
                                                     March 31,        March 31,
                                                       2006             2005
                                                   ------------     ------------
Revenues                                             $  8,612         $ 11,571
                                                     ========         ========

Loss from operations before income taxes             $   (699)        $   (380)
                                                     ========         ========



                                                                              14
--------------------------------------------------------------------------------

The carrying amounts of the major classes of assets and liabilities sold were as follows:

      Current assets                                       $16,275

      Other non-current assets                               2,301

      Intangible assets                                     15,327
                                                           -------

      Assets of discontinued operations                    $33,903
                                                           =======

      Current liabilities                                  $ 5,803
                                                           -------

      Liabilities of discontinued operations               $ 5,803
                                                           =======


NOTE 13.  CAPITAL STOCK

On February 3, 2006, certain stockholders of the Company sold 3,470 shares of the Company's common stock in a public offering at $22.00 per share (before discounts and commissions to underwriters.) All of these shares were initially issued to such stockholders in connection with the Company's acquisition of Seven Worldwide in January 2005. On February 17, 2006, the Company sold 142 shares of common stock at $22.00 per share (before discounts and commissions to underwriters) pursuant to a partial exercise of an underwriters' over-allotment option granted by the Company in connection with the offering. The Company received net proceeds of approximately $2.9 million from the sale of the over-allotment shares. The Company used the net proceeds to repay indebtedness under its revolving credit facility.



                                                                              15
--------------------------------------------------------------------------------

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


                            EXECUTIVE-LEVEL OVERVIEW


Effective February 28, 2006, the Company sold certain operations including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. The operations were sold because they were not strategic to the Company's future. Proceeds from the sale were $26,279, subject to an audited working capital adjustment, which the Company estimates will result in an increase in selling price of $1,821. No gain or loss was recorded as a result of the sale. These operations are treated as discontinued operations in the comparative consolidated statement of operations and therefore the revenues and expenses are removed from the categories on the statement and netted on the line "Loss from discontinued operations" above the Net income line on the statement. Similarly, amounts from the prior year first quarter ended March 31, 2005 have been restated as Loss from discontinued operations in that period. Therefore, all comparisons in this management's discussion and analysis of results of operations refer to amounts on the comparative consolidated statement of operations from continuing operations only.

A majority of our revenues are driven by marketing and advertising spending by consumer products companies and retailers. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. Our business involves producing graphic images for various applications. Generally, a graphic image is created by us or a third party and then we manipulate that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including free standing inserts (FSI's) and magazine ads The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

        o      Planning and Messaging
        o      Strategic Design
        o      Content Creation
        o      File Building
        o      Retouching
        o      Art Production
        o      Pre-Media

Our involvement in a client project may involve many of the above steps or just one of the steps, depending on the client's needs. Each client assignment, or "job", is a custom job in that the image being produced is unique, even if it


                                                                              16
--------------------------------------------------------------------------------
only involves a small change from an existing image, such as adding a "low fat" banner on a food package. Essentially, change equals revenue. We are paid for our graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.

Historically, a substantial majority of our revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine's Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related "banners" that are added to food and beverage packaging, such as "heart healthy," "low in carbohydrates," "enriched with essential vitamins," "low in saturated fat" and "caffeine free." All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies' precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

As a result of our recent acquisitions described below, we have increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under "Acquisitions" and "Results of operations", the altered mix of services following our acquisitions of Winnetts and Seven Worldwide impacted our results of operations in 2005 and for the three months ended March 31, 2006 and will continue to impact our results of operations in the future. Since our acquisition of Seven Worldwide in the first quarter of 2005 we have been evaluating all of the operations acquired to determine if some of the operations should be sold. In the first quarter of 2006, we sold certain operations including the former Seven Worldwide publishing, catalog and textbook operations that were not strategic to our future. These operations had approximately $62 million of revenues on an annual basis.

In the first quarter of 2006 as compared to the first quarter of 2005 approximately 7% and 10%, respectively, of our total revenues came from our largest single client in the respective period. Our single largest client for the first quarter of 2006 reduced its business with us by $1.9 million as compared to the first quarter of 2005, as we anticipated. On a proforma basis (including the month of January 2005 when we did not own Seven Worldwide) the sales decrease was $4.8 million. We currently expect this trend to continue as a result of the client's decision to substantially reduce its overall advertising budget. On a full year basis we expect revenues with this client to decrease to $30 million in 2006 from $50 million in 2005. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client's purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

ACQUISITIONS

We have grown our business through a combination of internal growth and acquisitions. We have completed approximately 50 acquisitions since our business was founded in 1953. Our two recent acquisitions have significantly expanded our service offerings and our geographic presence, making us the only independent prepress firm with operations in North America, Europe and Asia. As a result of these acquisitions, we are able to offer a broader range of services to our clients. Our expanded geographic presence also allows us to better serve our multinational clients' demands for global brand consistency.

Winnetts. On December 31, 2004, we acquired certain assets and the business of Weir Holdings, Ltd., known as "Winnetts ", a UK based graphic services company with operations in 6 locations in the UK, Belgium and Spain. The acquisition price was $23.0 million.

Seven Worldwide. On January 31, 2005, we acquired Seven Worldwide (formerly Applied Graphics Technologies, Inc.), a graphic services company with operations in 40 locations in the United States, Europe, Asia and Australia. The purchase price was $210.6 million. Seven Worldwide's results of operations have been included in our results since January 31, 2005. In 2004 Seven Worldwide had revenues of $369.9 million with gross margin and operating income


                                                                              17
--------------------------------------------------------------------------------
percentages lower than those of our company for that period.

The principal objective in acquiring Winnetts and Seven Worldwide was to expand our geographic presence and our service offering. This expansion enables us to provide a more comprehensive level of customer service, to build a broader platform from which to grow our business and continue to pursue greater operating efficiencies. We expect significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in the Seven Worldwide acquisition and began work on a consolidation plan before the acquisition was finalized. We have recorded estimated exit reserves based on the consolidation plan. The major expenses included in the exit reserves are severance pay for employees of acquired facilities that will be merged with existing operations and lease termination expenses. In addition, we recorded acquisition integration expenses, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations, of $0.5 million for the three month period ended March 31, 2006. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006 including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice. In connection with the sale of the book and publishing operations we received $26.3 million at closing on March 6, 2006 which we used to reduce the amount outstanding on our revolving credit facility. As of March 31, 2006 there was $149.6 million of debt outstanding of which $149.3 million was considered long-term.


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

Accounts Receivable. Our clients are primarily consumer product manufacturers, converters mass merchant retailers and advertising agencies; none of which individually represents more than 7% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific risks identified in the portfolio.

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

Goodwill and Other Acquired Intangible Assets. We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We performed the required impairment test of goodwill and indefinite-lived intangible assets in 2005. It was determined appropriate to consider the company to be one reporting unit for purposes of this test.

Customer Rebates. We have rebate agreements with certain customers. The agreements offer discount pricing based on volume over a multi-year period. We accrue the estimated rebates over the term of the agreement, reducing revenue and crediting a current liability account. At the end of the rebate accounting period, typically annually, the rebate is settled in cash and the accrued liability account is charged. We account for changes in the estimated rebate amounts as soon as it has determined that the estimated sales for the rebate period have changed.


                                                                              18
--------------------------------------------------------------------------------

Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. We, like other multi-national companies, are regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management's judgment, it is not probable that our tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

Exit Reserves. We record reserves for the operational restructuring of acquired Companies and the resulting exit costs. The plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve month period following the acquisition, as conditions change. The plans provide for severance pay, lease abandonment costs and other exit activities expenses.

Stock Option Expense. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method and therefore has not restated results for the prior periods. Under this transition method, stock-based compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for any grants after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123(R), the Company did not recognize stock-based compensation expense in the Statement of Operations, rather the Company followed APB Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations and indicated in the notes to the financial statements what the expense would have been had we chosen to record stock-based compensation expense during those periods. Since all options issued in prior periods were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no expense was required to be recorded in the Statement of Operations. The impact on consolidated financial position and results of operations is an expense of $0.4 million and an increase in additional paid in capital for the same amount for the first quarter ended March 31, 2006. The Company adopted the modified prospective method in accordance with the pronouncement and therefore, the prior periods are not restated. As a result there is no expense in the prior year first quarter ended March 31, 2005.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See
Note 8 to the Consolidated Financial Statements (Unaudited) for a further discussion of stock-based compensation.



                                                                              19
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations:

                                  SCHAWK, INC.
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                             $              %
                                                           2006            2005           CHANGE         CHANGE
                                                        ---------       ---------       ---------       --------
Net sales                                               $ 133,754       $ 119,180       $  14,574        12.2%

Cost of sales                                              88,038          77,844          10,194        13.1%
                                                        ---------       ---------       ---------
Gross profit                                               45,716          41,336           4,380        10.6%

Gross margin percentage                                      34.2%           34.7%           (0.5%)

Selling, general and administrative expenses               34,316          30,333           3,983        13.1%
Acquisition integration expenses                              530              --             530         nm
                                                        ---------       ---------       ---------
Operating income                                           10,870          11,003            (133)       (1.2%)
Operating margin percentage                                   8.1%            9.2%           (1.1%)

Other income (expense)
Interest income                                               119              69              50        72.5%
Interest expense                                           (2,581)         (1,688)           (893)       52.9%
                                                        ---------       ---------       ---------
                                                           (2,462)         (1,619)           (843)       52.1%
                                                        ---------       ---------       ---------

Income before income taxes                                  8,408           9,384            (976)      (10.4%)

Income tax provision                                        3,193           3,585            (392)      (10.9%)

Effective income tax rate                                    38.0%           38.2%             --
                                                        ---------       ---------       ---------

Income from continuing operations                           5,215           5,799            (584)      (10.0%)

Loss on discontinued operations, net of tax benefit
of $266 in 2006 and $145 in 2005 (note 12)                   (433)           (235)           (198)      (84.3%)
                                                        ---------       ---------       ---------

Net income                                              $   4,782       $   5,564       $    (782)      (14.1%)
                                                        =========       =========       =========       ======

nm = not meaningful


THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net sales increased $14.6 million or 12.2% in the first three months of 2006 as compared to the first three months of the prior year. The increase is primarily due to the month of January 2006 sales from the Seven Worldwide acquisition of approximately $19.8 million as the acquisition occurred on January 31 of 2005. Excluding the month of January sales in 2006 from the former Seven Worldwide, sales decreased approximately $5.2 million or 4.4%. The lower sales were from various operations including $1.9 million decrease from the company's largest account as anticipated, Sales at our acquired East Coast operation decreased $0.8 million. The Company expects continued weakness from the acquired East Coast operation in the near-term consistent with the lower revenues experienced in the first quarter. In addition, there was a combined drop in sales of $1.0 million from our former Omaha, Nebraska and Foster City, California operations


                                                                              20
--------------------------------------------------------------------------------
that were shut down in 2005. The Omaha and Foster City shut-downs were part of our planned exit activities in 2005.

Gross margin for the first quarter decreased to 34.2 percent in 2006 from 34.7 percent in 2005, primarily due to a gross profit loss in the Company's East Coast operation compared to the prior year gross profit.

Operating income for the first quarter of 2006 decreased 1.2% to $10.9 million compared to $11.0 million in the first quarter of 2005 (before acquisition integration expenses operating income increased $0.4 million or 3.6%). Operating income was negatively impacted by lower than anticipated sales and higher expenses, such as an additional month of selling, general and administrative expenses from the Seven operations, acquisition integration expenses of $0.5 million, and stock option expense of $0.4 million as compared to the prior year. The most significant items impacting operating income were an operating loss on the European business primarily due to lower sales and higher costs than anticipated and a loss from our acquired East Coast operation. The loss from the acquired East Coast operation was as a result of lower sales of approximately $0.8 million compared to the prior period. The Company's overall operating margin percentage decreased to 8.1% in the first quarter of 2006 (8.5% before acquisition integration expenses) compared to 9.2% in the first quarter of 2005 primarily due to lower sales and other factors as described above.

Interest expense of $2.6 million for the first quarter of 2006 increased $0.9 million compared to the same period in 2005. Approximately $0.5 million is due to having the acquisition debt for three months in the first quarter of 2006 as compared to only two months in the first quarter of 2005. In addition, interest rates were approximately 200 basis points higher on the company's revolving credit borrowings in the first quarter of 2006 as compared to the prior year first quarter resulting in $0.4 million of higher interest expense.

Income tax expense for the first quarter of 2006 was at an effective tax rate of 38.0% compared to an effective tax rate in the first quarter of 2005 of 38.2%.

Income from continuing operations, net income and earnings per share were lower in the first quarter of 2006 as compared to the first quarter of 2005 for the reasons previously described.

Loss from discontinued operations was $0.4 million and $0.2 million for the quarters ended March 31, 2006 and March 31, 2005, respectively. There was no loss on disposal of the discontinued operations as the $26.3 million proceeds from the sale of the net assets sold were the same amount as the net assets transferred to the buyer. The operations sold included the book and publishing operations of the former Seven Worldwide business that was acquired by the Company on January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $7.3 million in consolidated cash and cash equivalents, compared to $7.5 million at December 31, 2005.

Cash used in operating activities. We presently finance our business from available cash, a revolving credit facility and from cash generated from operations. The first quarter of the year in 2006 used $5.4 million of cash in operations resulting from payments of accrued expenses and payments relating to closed or exited facilities and a build-up in inventory as compared to the year end December 31, 2005. Cash used in operating activities in the prior year period was $6.3 million. Depreciation and amortization expense from continuing operations in the first quarter of 2006 was $6.4 million as compared to $6.0 million in the first quarter of the prior year (on the Consolidated Statements of Cash Flows the amounts are $6.6 million and $6.2 million, respectively, includes $0.2 million in each period of depreciation and amortization from discontinued operations). The increase in depreciation and amortization expense is attributable to an additional month of depreciation and amortization of property, plant and equipment and intangible assets acquired in the Seven Worldwide acquisition as compared to the first quarter of 2005 offset by lower depreciation and amortization costs based on finalization of asset valuations of the Seven Worldwide assets acquired.

Cash provided by (used in) investing activities. Cash provided by investing activities was $20.2 million in the first quarter of 2006 compared to $204.2 million of cash used in the first quarter of 2005. The cash provided by investing activities in the first quarter of 2006 was primarily due to the sale of the book and publishing business effective February 28, 2006 for which proceeds of $26.3 million were received. The increase in cash used in investing activities in the first quarter of 2005 reflects the acquisition of Seven Worldwide, net of cash acquired, of $202.5 million. Capital expenditures were $5.6 million in the first quarter of 2006 compared to $3.4 million in the first quarter of 2005. The increase in capital expenditures in 2006 is primarily due to the inclusion of capital expenditures of Seven Worldwide for an additional month as compared to the prior year first quarter. Capital expenditures are anticipated to be in a range of

                                                                              21
--------------------------------------------------------------------------------

$22.0 million to $24.0 million for all of 2006.

Cash provided by (used in) financing activities. Cash used in financing activities in the first quarter of 2006 was $15.4 million. Debt was reduced by $20.5 million primarily as a result of applying the proceeds from the sale of the discontinued operations to the outstanding debt under the revolving credit facility. Cash provided by financing activities in the first quarter of 2005 was $211.6 million primarily as a result of $142.0 million of proceeds from new debt and $70.5 million of common stock issued to finance the Seven Worldwide acquisition.

On February 3, 2006, certain stockholders of the Company sold 3,470,183 shares of the Company's common stock in a public offering at $22.00 per share (before discounts and commissions to underwriters), all of which shares were initially issued to such stockholders in connection with the Company's acquisition of Seven Worldwide in January 2005. On February 17, 2006, the Company sold 141,527 shares of common stock at $22.00 per share (before discounts and commissions to underwriters) pursuant to a partial exercise of an underwriters' over-allotment option granted by the Company in connection with the offering. The Company received net proceeds of approximately $2.9 million from the sale of the over-allotment shares. The Company used the net proceeds to repay indebtedness under its revolving credit facility.

Dividends and share repurchases. Dividend payments on common stock were $0.9 million for the first quarter of 2006 compared to $0.8 million in the first quarter of 2005. The increase in the dividends paid was due to a greater number of shares outstanding in 2006 as compared to 2005. It is anticipated that we will continue to pay dividends at the current level for the remainder of 2006.

Revolving credit agreement and other indebtedness. In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on our cash flow leverage ratio. This credit agreement replaced a $30.0 million unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115.0 million from $100.0 million to provide additional operating flexibility to us. $74.3 million was outstanding under the agreement at March 31, 2006 and is included in Long-term debt on the March 31, 2006 Consolidated Balance Sheet. Also, in January 2005, we entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which we sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the March 31, 2006 Consolidated Balance Sheet.

In December of 2003, we entered into a private placement of debt to provide long-term financing for acquisitions. The terms of the Note Purchase Agreement relating to this transaction provided for our issuance and sale, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15.0 million and bearing interest at 4.90%, which closed in December 2003; and, 2) Tranche B, due April 30, 2014, for $10.0 million and bearing interest at 4.98%, which closed in April 2004. The total debt of $25.0 million issued under the private placement agreement is shown as Long Term Debt on the March 31, 2006 Consolidated Balance Sheet. Long-term debt decreased to $149.3 million at March 31, 2006 from $169.6 million at December 31, 2005 primarily as a result of reducing the debt from the proceeds of the sale of the discontinued operations. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.

SEASONALITY
With the acquisitions of Winnetts and Seven Worldwide, the seasonal fluctuations in business on a combined basis generally result in lower revenues in the first quarter as compared to the rest of the year ended December 31.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

IMPACT OF INFLATION
We believe that over the past three years inflation has not had a significant impact on our results of operations.

                                                                              22
--------------------------------------------------------------------------------

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion regarding market risk is disclosed in the Company's December 31, 2005 Form 10-K. There have been no material changes in information regarding market risk relating to the Company's business on a consolidated basis since December 31, 2005.


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

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in January 2006, the Company implemented a new global Enterprise Resource Planning ("ERP") system, PeopleSoft. This new PeopleSoft ERP system, which replaced multiple legacy financial systems with a single, standardized, integrated financial system, became the Company's primary financial system beginning in January 2006. As a result of the implementation of this new ERP system, several of the Company's internal controls over financial reporting and related processes were modified and / or redesigned to conform with and support the new ERP system. The Company also has plans to undertake additional projects that will replace other Company financial systems around the globe, and in particular in the Company's operations in the United Kingdom, throughout the remainder of fiscal 2006 and extending into fiscal 2007.

Although management believes that the new PeopleSoft ERP system has maintained or enhanced the Company's internal controls over financial reporting, management has yet to complete documenting and testing the effectiveness of the new ERP system's impact on the internal control environment for fiscal 2006. As such, there is the risk that the new ERP system and / or new internal controls have yet unidentified deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in the Company's internal control over financial reporting. Management anticipates testing the new system and the new internal controls during fiscal 2006 as part of its ongoing testing of the Company's internal controls.




                                                                              23
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 1A. RISK FACTORS

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2005, a description of certain risks and uncertainties that could affect the Company's business, future performance or financial condition (the "Risk Factors".) The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company's stock.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE COMPANY
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. There were no repurchases of common stock by the Company under this program during the first quarter of 2006. However, during the first quarter of 2006, 1,781 shares of common stock with a market value of $41 were tendered to the Company by certain employee stockholders in payment of stock options exercised. The Company has recorded the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares recorded by the Company as repurchases in connection with stock option exercises during the first quarter of 2006:

                           Total No.       Avg. Price       No. Shares Purchased
                            Shares          Paid Per         as Part of Publicly
        Period             Purchased         Share            Announced Program
      --------------------------------------------------------------------------
        January                --               --                  --

        February               --               --                  --

        March                1,781           $23.15                 --
                       ---------------------------------------------------------

        Total                1,781           $23.15                 --
                       =========================================================



                                                                              24
--------------------------------------------------------------------------------

ITEM 6.      EXHIBITS

A.   EXHIBITS

 EXHIBIT #                            DESCRIPTION
 ---------                            -----------

    3.1        Certificate of Incorporation of Schawk, Inc., as amended.
               Incorporated herein by reference to Exhibit 4.2 to Registration
               Statement No. 333-39113.

    3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

    4.1 Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

   10.1 Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.*

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

               * Filed herewith



                                                                              25
--------------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2006.


SCHAWK, INC.
------------
(Registrant)




/s/ David A. Schawk
------------------------------------
President, Chief Executive Officer and Director




/s/ James J. Patterson
------------------------------------
Senior Vice President and Chief Financial Officer





                                                                              26
--------------------------------------------------------------------------------