Form 10-Q
period 2006-06-30
SCHAWK INC
filed 2006-08-08
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Large accelerated filer [ ] Accelerated filer [X] Non- accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes [ ] No [X]

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2006, was 26,430,537.

================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                  June 30, 2006

                                                                                    Page
                                                                                    ----
PART   I - FINANCIAL INFORMATION
         Item 1.  Financial Statements                                                 3
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 19
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk          28
         Item 4.  Controls and Procedures                                             28

PART  II - OTHER INFORMATION

         Item 1A. Risk Factors.                                                       29
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29
         Item 4.  Submission of Matters to a Vote of Security Holders                 30
         Item 6.  Exhibits                                                            30

                  Signatures                                                          31

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                        JUNE 30,
                                                                         2006       DECEMBER 31,
                                                                      (UNAUDITED)       2005
                                                                      -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                                          $     5,341   $     7,519
   Trade accounts receivable, less allowance for doubtful accounts
     of $5,467 at June 30, 2006 and $5,940 at December 31, 2005           116,985       117,723
   Inventories                                                             26,119        24,868
   Prepaid expenses and other current assets                               12,017         9,701
   Deferred income taxes                                                   12,202         9,845
   Assets of discontinued operations                                           --        29,253
                                                                      -----------   -----------
Total current assets                                                      172,664       198,909

Property and equipment, less accumulated depreciation of
   $82,737 at June 30, 2006 and $74,506 at December 31, 2005               75,589        77,291
Goodwill                                                                  240,888       233,838
Intangible assets, net                                                     35,591        42,223
Other assets                                                                5,040         6,557
                                                                      -----------   -----------
Total assets                                                          $   529,772   $   558,818
                                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                             $    24,527   $    27,776
   Accrued expenses                                                        52,392        61,967
   Income taxes payable                                                    17,988         6,367
   Current portion of long-term debt and capital lease obligations            211           454
   Liabilities of discontinued operations                                      --         8,208
                                                                      -----------   -----------
Total current liabilities                                                  95,118       104,772

Long-term debt                                                            133,501       169,528
Capital lease obligations                                                      32            51
Other liabilities                                                          25,338        27,383
Deferred income taxes                                                      25,258        25,688

 Stockholders' equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
     28,865,130 and  28,441,689 shares issued at June 30, 2006 and
     December 31, 2005, respectively; 26,430,527 and 26,070,747 shares outstanding at June 30, 2006 and December 31, 2005,
     respectively                                                             228           225
   Additional paid-in capital                                             176,262       168,777
   Retained earnings                                                      100,470        88,424
   Accumulated comprehensive income                                         2,750         1,933
                                                                      -----------   -----------
                                                                          279,710       259,359
   Treasury stock, at cost, 2,434,603 and 2,370,942 shares of common
       stock at June 30, 2006 and December 31, 2005, respectively         (29,185)      (27,963)
                                                                      -----------   -----------
Total stockholders' equity                                                250,525       231,396
                                                                      -----------   -----------
Total liabilities and stockholders' equity                            $   529,772   $   558,818
                                                                      ===========   ===========

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                    Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                             2006        2005
                                                                          ---------   ---------
Net sales                                                                 $ 140,095   $ 145,229
Cost of sales                                                                90,339      94,047
Selling, general, and administrative expenses                                34,665      34,342
Acquisition integration expenses                                                228       1,801
Reserve reversal from litigation settlement                                  (2,120)         --
                                                                          ---------   ---------
Operating income                                                             16,983      15,039

Other income (expense)
   Interest income                                                               77          82
   Interest expense                                                          (2,738)     (2,090)
   Other income (expense)                                                        --         486
                                                                          ---------   ---------
                                                                             (2,661)     (1,522)
                                                                          ---------   ---------

Income from continuing operations before income taxes                        14,322      13,517

Income tax provision                                                          5,396       5,077
                                                                          ---------   ---------

Income from continuing operations                                             8,926       8,440

Income (loss) from discontinued operations, net of tax (benefit) expense
  of $26 in 2006 and ($364) in 2005 (Note 12)                                    44        (588)
                                                                          ---------   ---------

Net Income                                                                $   8,970   $   7,852
                                                                          =========   =========

Earnings per share:
   Basic:
       Income from continuing operations                                  $    0.34   $    0.33
       Loss from discontinued operations                                       0.00       (0.02)
                                                                          ---------   ---------
       Net income per common share                                        $    0.34   $    0.31
                                                                          =========   =========

   Diluted:
       Income from continuing operations                                  $    0.32   $    0.31
       Loss from discontinued operations                                       0.00       (0.02)
                                                                          ---------   ---------
       Net income per common share                                        $    0.32   $    0.29
                                                                          =========   =========

Weighted average number of common and common
   equivalent shares outstanding - diluted                                   27,798      27,243

Dividends per common share                                                $  0.0325   $  0.0325

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                  2006        2005
                                                               ---------    ---------
Net sales                                                      $ 273,849    $ 264,409
Cost of sales                                                    178,377      171,891
Selling, general, and administrative expenses                     68,981       64,675
Acquisition integration expenses                                     758        1,801
Reserve reversal from litigation settlement                       (2,120)          --
                                                               ---------    ---------
Operating income                                                  27,853       26,042

Other income (expense)
   Interest income                                                   196          151
   Interest expense                                               (5,319)      (3,778)
   Other income (expense)                                             --          486
                                                               ---------    ---------
                                                                  (5,123)      (3,141)
                                                               ---------    ---------

Income from continuing operations before income taxes             22,730       22,901

Income tax provision                                               8,589        8,662
                                                               ---------    ---------

Income from continuing operations                                 14,141       14,239

Loss from discontinued operations, net of tax benefit of $240
   in 2006 and $509 in 2005 (Note 12)                               (389)        (823)
                                                               ---------    ---------

Net Income                                                     $  13,752    $  13,416
                                                               =========    =========

Earnings per share:
   Basic:
       Income from continuing operations                       $    0.54    $    0.57
       Loss from discontinued operations                           (0.02)       (0.03)
                                                               ---------    ---------
       Net income per common share                             $    0.52    $    0.54
                                                               =========    =========

   Diluted:
       Income from continuing operations                       $    0.51    $    0.54
       Loss from discontinued operations                           (0.01)       (0.03)
                                                               ---------    ---------
       Net income per common share                             $    0.50    $    0.51
                                                               =========    =========

Weighted average number of common and common
   equivalent shares outstanding - diluted                        27,777       26,413

Dividends per common share                                     $   0.065    $   0.065

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)
                                 (In Thousands)

                                                                           2006          2005
                                                                        ----------   -----------
OPERATING ACTIVITIES
Net income                                                              $   13,752   $    13,416
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                          12,539        13,046
     Deferred income taxes                                                  (2,151)         (124)
     Reserve reversal from litigation settlement                            (2,120)           --
     Share-based compensation expense                                          574            --
     Tax benefit from stock options exercised                                   --           595
     Gain realized on sale of property and equipment                          (197)          (58)
     Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
         Trade accounts receivable                                           4,214         2,104
         Inventories                                                          (591)       (3,780)
         Prepaid expenses and other current assets                            (116)         (946)
         Trade accounts payable and accrued expenses                       (18,842)      (11,607)
         Other liabilities                                                  (5,251)       (2,384)
         Income taxes refundable/payable                                    10,779         3,332
                                                                        ----------   -----------
Net cash provided by operating activities                                   12,590        13,594

INVESTING ACTIVITIES
Proceeds from sales of property and equipment                                3,662         2,300
Proceeds from sale of business                                              26,279            --
Capital expenditures                                                       (12,814)       (7,470)
Acquisitions, net of cash acquired                                            (688)     (204,273)
Contingent acquisition purchase price received from escrow account              --           890
Other                                                                          472           171
                                                                        ----------   -----------
Net cash provided by (used in) investing activities                         16,911      (208,382)

FINANCING ACTIVITIES
Proceeds from debt                                                              --       142,030
Net principal payments on revolving credit agreement                       (36,149)       (9,131)
Principal payments on capital lease obligations                               (283)         (371)
Tax benefit from stock options exercised                                     1,278            --
Payment of deferred loan fees                                                   --          (663)
Common stock dividends                                                      (1,706)       (1,668)
Purchase of common stock                                                    (1,223)         (726)
Issuance of common stock                                                     5,637        73,274
                                                                        ----------   -----------
Net cash provided by (used in) financing activities                        (32,446)      202,745
                                                                        ----------   -----------
Effect of foreign currency rate changes                                        767          (584)
                                                                        ----------   -----------
Net increase (decrease) in cash and cash equivalents                        (2,178)        7,373
Cash and cash equivalents beginning of period                                7,519         7,268
                                                                        ----------   -----------
Cash and cash equivalents end of period                                 $    5,341   $    14,641
                                                                        ==========   ===========

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

NOTE 4. INVENTORIES

Inventories consist of the following:

                      June 30,   December 31,
                        2006         2005
                     ---------   ------------
Raw materials        $   4,879   $      4,662
Work in process         22,298         21,264
                     ---------   ------------
                        27,177         25,926
Less: LIFO reserve      (1,058)        (1,058)
                     ---------   ------------
                     $  26,119   $     24,868
                     =========   ============

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

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three months ended June 30,
                                             ---------------------------
                                                2006            2005
                                             ---------       -----------
Net income from continuing operations        $   8,926       $     8,440
Income (loss) from discontinued operations          44              (588)
                                             ---------       -----------
Net income                                   $   8,970       $     7,852
                                             =========       ===========

Weighted average shares                         26,441            25,651
Effect of dilutive stock options                 1,357             1,592
                                             ---------       -----------
Adjusted weighted average shares and
   assumed conversions                          27,798            27,243
                                             =========       ===========

Earnings per share:
   Basic:
       Income from continuing operations     $    0.34       $      0.33
       Loss from discontinued operations          0.00             (0.02)
                                             ---------       -----------
       Net income per common share           $    0.34       $      0.31
                                             =========       ===========

   Diluted:
       Income from continuing operations     $    0.32       $      0.31
       Loss from discontinued operations          0.00             (0.02)
                                             ---------       -----------
       Net income per common share           $    0.32       $      0.29
                                             =========       ===========

                                              Six months ended June 30,
                                             ---------------------------
                                                2006             2005
                                             ---------       -----------
Net income from continuing operations        $  14,141       $    14,239
Loss from discontinued operations                 (389)             (823)
                                             ---------       -----------
Net income                                   $  13,752       $    13,416
                                             =========       ===========

Weighted average shares                         26,312            24,945
Effect of dilutive stock options                 1,465             1,468
                                             ---------       -----------
Adjusted weighted average shares and
   assumed conversions                          27,777            26,413
                                             =========       ===========

Earnings per share:
   Basic:
       Income from continuing operations     $    0.54       $      0.57
       Loss from discontinued operations         (0.02)            (0.03)
                                             ---------       -----------
       Net income per common share           $    0.52       $      0.54
                                             =========       ===========

   Diluted:
       Income from continuing operations     $    0.51       $      0.54
       Loss from discontinued operations         (0.01)            (0.03)
                                             ---------       -----------
       Net income per common share           $    0.50       $      0.51
                                             =========       ===========

NOTE 6. SEGMENT REPORTING

The Company operates in a single business segment, Digital Imaging Graphic Arts. The Company operates primarily in three geographic areas, the United States, Europe and Canada. Summary financial information by geographic area is as follows:

                               Three months ended June 30, 2006
                   ---------------------------------------------------------
                                                          Other
                   United States   Canada     Europe     Foreign      Total
                   -------------  --------  ----------  --------   ---------
Sales              $     102,599  $ 10,074  $   20,922  $  6,500   $ 140,095
Long-lived assets        293,293    16,293      41,360     6,162     357,108
Net assets               226,497    20,854      13,922   (10,748)    250,525

                             Three months ended June 30, 2005
                   ---------------------------------------------------------
                                                          Other
                   United States   Canada     Europe     Foreign      Total
                   -------------  --------  ----------  --------   ---------
Sales              $     107,526  $  8,162  $   23,855  $  5,686   $ 145,229
Long-lived assets        290,554    18,830      23,319     6,790     339,493
Net assets               204,707    13,830      (1,723)   (1,575)    215,239

                              Six months ended June 30, 2006
                   ---------------------------------------------------------
                                                          Other
                   United States   Canada     Europe     Foreign      Total
                   -------------  --------  ----------  --------   ---------
Sales              $     200,328  $ 18,861  $   42,076  $ 12,584   $ 273,849
Long-lived assets        293,293    16,293      41,360     6,162     357,108
Net assets               226,497    20,854      13,922   (10,748)    250,525

                               Six months ended June 30, 2005
                   ---------------------------------------------------------
                                                          Other
                   United States   Canada     Europe     Foreign      Total
                   -------------  --------  ----------  --------   ---------
Sales              $     194,214  $ 16,932  $   43,171  $ 10,092   $ 264,409
Long-lived assets        290,554    18,830      23,319     6,790     339,493
Net assets               204,707    13,830      (1,723)   (1,575)    215,239

NOTE 7. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three months ended June 30, 2006 and 2005, respectively, are as follows:

                                            Three months ended June 30,
                                          ------------------------------
                                             2006               2005
                                          -----------        -----------
Net income                                $     8,970        $     7,852
Foreign currency translation adjustments          374               (731)
                                          -----------        -----------
Comprehensive income                      $     9,344        $     7,121
                                          ===========        ===========

                                            Six months ended June 30,
                                          ------------------------------
                                             2006               2005
                                          -----------        -----------
Net income                                $    13,752        $    13,416
Foreign currency translation adjustments          817             (1,092)
                                          -----------        -----------
Comprehensive income                      $    14,569        $    12,324
                                          ===========        ===========

NOTE 8. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R),"Share-Based Payments," ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees." ("APB 25") Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company's Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six month periods ended June, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. There were no share-based awards granted during the three month or six month periods ended June 30, 2006. Compensation expense for all share-based awards to be granted subsequent to June 30, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and will be computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three month period ended June 30, 2006 are $151 and $94 lower, respectively, than if it had continued to account for share-based compensation under APB 25. There was no significant effect on basic or diluted earnings per share for the three month period ended June 30, 2006 as a result of adopting Statement 123(R). For the six month period ended June 30, 2006, the Company's income before income taxes and net income are $574 and $357 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six month period ended June 30, 2006 were both $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.

2006 LONG-TERM INCENTIVE PLAN

Effective May 17, 2006, the Company's stockholders approved the Schawk Inc 2006 Long-Term Incentive Plan. The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. The total number of shares of common stock available under the 2006 Plan is the number of shares available for issuance under the Company's 2003 Equity Option Plan but not subject to awards as of May 17, 2006. No additional shares have been reserved for issuance under the 2006 Plan.

As of June 30, 2006, no stock options, stock appreciation rights or restricted shares had been issued under the 2006 Plan. The information presented below pertains to stock options granted prior to December 31, 2005 under the Company's 2003 Equity Option Plan. It is anticipated that stock option and restricted share grants under the 2006 Plan will first occur during the third quarter of 2006.

OPTIONS

The Company's 2003 Equity Option Plan provided for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company also adopted an Outside Directors' Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. Options granted under these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant and vest over a three-year period.

The Company recorded $151 and $574 of compensation expense relating to outstanding options during the three and six month periods ended June 30, 2006, respectively. No compensation expense was recorded related to outstanding options during the three and six periods ended June 30, 2005.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. There were no options granted during the three or six month periods ended June 30, 2006.

The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2005, using the Black-Scholes option-pricing model:

                                           Six Months ended June 30,
                                            2006           2005
                                           -----      --------------
Expected dividend yield                      na            0.70%
Expected stock price volatility              na       19.96% - 20.34%
Risk-free interest rate range                na            4.0%
Weighted-average expected life of options    na          7 years

The following table summarizes the Company's activities with respect to its stock option plans for the first six months of 2006 as follows (in thousands, except price per share and contractual term):

                                         Weighted Average  Weighted Average
                              Number of   Exercise Price        Remaining        Aggregate
                               Shares       Per Share      Contractual Term   Intrinsic Value
                              ---------  ----------------  -----------------  ---------------
Outstanding January 1, 2006       3,333  $          11.73

Granted                              --
Exercised                          (253) $          10.44
Cancelled                            --
                                  -----

Outstanding June 30, 2006         3,080  $          11.84        5.54         $        17,441
Vested at June 30, 2006           2,890  $          11.38        5.33         $        17,686
Exercisable at June 30, 2006      2,890  $          11.38        5.33         $        17,686

There were no options granted during the three and six month periods ended June 30, 2006. The weighted-average grant-date fair value of options granted during the three and six month periods ended June 30, 2005 was $5.48 for both periods. The total intrinsic value for options exercised during the three and six month periods ended June 30, 2006 was $382 and $3,364, respectively. The total intrinsic value for options exercised during the three and six month periods ended June 30, 2005 was $2,745 and $3,266, respectively.

Cash received from option exercises under all plans for the three and six month periods ended June 30, 2006 was approximately $603 and $2,599, respectively. Cash received from option exercises under all plans for the three and six month periods ended June 30, 2005 was approximately $1,698 and $2,086, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $147 and $1,300, respectively, for the three and six month periods ended June 30, 2006. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $579 and $690, respectively, for the three and six month periods ended June 30, 2005.

As of June 30, 2006, there was $390 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 1 year. A summary of the Company's nonvested option activity for the six months ended June 30, 2006 is as follows (in thousands, except price per share and contractual term):

                                         Weighted Average
                              Number of     Grant Date
                               Shares       Per Share
                              ---------  ----------------
Nonvested at January 1, 2006        570  $           4.85
Granted                              --
Vested                             (380) $           4.54
Forfeited                            --
                              ---------

Nonvested at June 30, 2006          190  $           5.48
                              =========

EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

The table below shows the amounts recognized in the financial statements for the three month and six month periods ended June 30, 2006 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

                                        Three Months Ended  Six Months Ended
                                          June 30, 2006      June 30, 2006
                                        ------------------  ----------------
Total cost of share-based compensation  $              151  $            574
Income tax                                             (57)             (217)
                                        ------------------  ----------------
Amount charged against income           $               94  $            357
                                        ==================  ================

Impact on net income per common share:
   Basic                                $             0.00  $           0.01
   Diluted                              $             0.00  $           0.01

There were no amounts related to employee share-based compensation capitalized as assets during the three months or six months ended June 30, 2006.

PRO FORMA EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

Prior to December 31, 2005, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123(R), the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

                                                  Three Months Ended  Six Months Ended
                                                    June 30, 2005       June 30, 2005
                                                  ------------------  ----------------
Net income, as reported                           $            7,852  $         13,416
Less:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                      (859)             (989)
                                                  ------------------  ----------------

Net income, pro forma                             $            6,993  $         12,427
                                                  ==================  ================

Earnings per share
   Basic                                          $             0.31  $           0.54
   Diluted                                        $             0.29  $           0.51

Pro forma earnings per share
   Basic                                          $             0.27  $           0.50
   Diluted                                        $             0.26  $           0.47

NOTE 9. ACQUISITIONS

SEVEN WORLDWIDE HOLDINGS, INC.

On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc. (Seven WorldWide"), formerly known as KAGT Holdings, Inc. Seven Worldwide was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520. The results of operations of Seven Worldwide, Inc since the date of acquisition are included in the Consolidated Statement of Operations. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was finalized during the first quarter of 2006, based on a fair value appraisal performed by an independent consulting firm.

During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities were closed in early 2006 in accordance with the Company's exit plan. A total of 712 employees were terminated during 2005 and in early 2006. In addition, the Company's management decided to market the Book and Publishing operations of the acquired company, since this business was outside the core business of the Company. Effective as of February 28, 2006, the Company sold substantially all of the operating assets of its Book and Publishing operations. See Footnote 12 - Discontinued Operations.

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve are employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The majority of the June 30, 2006 reserve balance related to employee severance will be paid during 2006. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015.

The following table summarizes the reserve recorded at January 31, 2005 and the activity through June 30, 2006:

                         Balance                              Balance
                       January 31,                          December 31,
                          2005      Adjustments  Payments      2005
                       -----------  -----------  --------   ------------
Employee severance     $     7,075  $     5,092  $ (6,721)  $      5,446

Facility closure cost        4,715        3,969    (1,114)         7,570
                       -----------  -----------  --------   ------------

Total                  $    11,790  $     9,061  $ (7,835)  $     13,016
                       ===========  ===========  ========   ============

                         Balance                              Balance
                       December 31,                          March 31,
                          2005       Adjustments  Payments      2006
                       ------------  -----------  --------   ---------
Employee severance     $      5,446  $       171  $ (2,946)  $   2,671

Facility closure cost         7,570           --      (860)      6,710
                       ------------  -----------  --------   ---------

Total                  $     13,016  $       171  $ (3,806)  $   9,381
                       ============  ===========  ========   =========

                         Balance                              Balance
                         March 31,                            June 30,
                           2006      Adjustments  Payments      2006
                       ------------  -----------  --------   ---------
Employee severance     $      2,671           --  $ (1,702)  $     969

Facility closure cost         6,710           --    (1,056)      5,654
                       ------------  -----------  --------   ---------
Total                  $      9,381           --  $ (2,758)  $   6,623
                       ============  ===========  ========   =========

During the quarter ended June 30, 2006, the Company settled a lawsuit related to pre-acquisition activities of Seven Worldwide, Inc., for which a pre-acquisition contingent liability in the amount of $2,120 had been recorded. The reserve reversal was recorded in the operating expense section of the Consolidated Statement of Operations for the period ended June 30, 2006. See Footnote 13 - Reserve Reversal from Litigation Settlement.

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

In connection with its acquisition of the assets of Winnetts, the Company established an estimated facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance will be paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014.

The following table summarizes the activity in the reserve during 2005 and the first half of 2006:

                                     Balance                                              Balance
                                   December 31,                                         December 31,
                                       2004          Adjustments        Payments           2005
                                   ------------      -----------        --------        ------------
Employee severance                 $      1,254      $        65        $   (902)       $        417

Facility closure cost                     1,246              718            (632)              1,332
                                   ------------      -----------        --------        ------------

Total                              $      2,500      $       783        $ (1,534)       $      1,749
                                   ============      ===========        ========        ============

                                     Balance                                              Balance
                                   December 31,                                          March 31,
                                       2005          Adjustments        Payments           2006
                                   ------------      -----------        --------        ------------
Employee severance                 $        417               --        $    (98)       $        319

Facility closure cost                     1,332               --             (85)              1,247
                                   ------------      -----------        --------        ------------

Total                              $      1,749               --        $   (183)       $      1,566
                                   ============      ===========        ========        ============

                                     Balance                                              Balance
                                    March 31,                                             June 30,
                                       2006          Adjustments        Payments            2006
                                   ------------      -----------        --------        ------------
Employee severance                 $        319               --        $   (319)       $         --

Facility closure cost                     1,247               --             (71)              1,176
                                   ------------      -----------        --------        ------------

Total                              $      1,566               --        $   (390)       $      1,176
                                   ============      ===========        ========        ============

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company's priorities has been the integration of the acquired businesses into the Company's combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the three month and six month periods ended June 30, 2006, the Company recorded acquisition integration expenses of $228 and $758, respectively, which are shown on a separate line in the operating expense section of the Consolidated Statement of Operations for the period ended June 30, 2006. The major items included in this expense are exit costs from the shut down of the Company's existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

OTHER ACQUISITIONS

During the three month and six month periods ended June, 2006 the Company paid $19 and $688, respectively, of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.

NOTE 10. DEBT

The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. On June 30, 2006, $58,495 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.

The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the June 30, 2006 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in Long-term debt on the June 30, 2006 Consolidated Balance Sheet. The notes issued under both these agreements are unsecured.

The borrowings under both agreements are subject to certain restrictive covenants. The Company is in compliance with these covenants as of June 30, 2006.

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill assets using SFAS No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142.") Under SFAS No. 142, the Company's goodwill assets are not amortized throughout the period, but are subject to an annual impairment test.

The Company's intangible assets subject to amortization are as follows:

                                  June 30,       Dec 31,        Weighted
                                    2006          2005        Average Life
                                  --------      --------      ------------
Customer relationships            $ 38,891      $ 43,934       15.2 years
Digital Images                         910           882        5.0 years
Developed technologies                 712           762        3.0 years
Non-compete agreements                 681           681        3.5 years
Patents                                326           326       20.0 years
Trade Names                            307           157        2.0 years
                                  --------      --------
                                    41,827        46,742       14.5 years
Accumulated amortization            (6,236)       (4,519)
                                  --------      --------
                                  $ 35,591      $ 42,223

Amortization expense related to intangible assets was $885 and $1,717 for the three month and six month periods ended June 30, 2006, respectively, compared to $948 and $2,113 for the three month and six month periods ended June 30, 2005, respectively. Amortization expense for each of the next five fiscal years beginning July 1, 2006 is expected to be approximately $3,200 for fiscal year 2007, approximately $2,900 for fiscal year 2008, approximately $2,700 for fiscal years 2009 and 2010 and approximately $2,500 for fiscal year 2011.

NOTE 12. DISCONTINUED OPERATIONS

Effective February 28, 2006, the Company sold certain operations including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. The operations were sold because they were considered to be outside of the Company's core business. Proceeds from the sale were

$26,279, subject to an audited working capital adjustment, which the Company estimates will result in an increase in selling price of $2,023. No gain or loss was recorded as a result of the sale.

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its assets and liabilities are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the three month and six month periods ended June 30, 2006 and 2005 are as follows:

                                                           Three Months       Three Months
                                                              ended              ended
                                                             June 30,           June 30,
                                                               2006               2005
                                                           ------------       ------------
Revenues                                                   $         --       $     13,419
                                                           ============       ============

Income (loss) from operations before income taxes          $         70       $       (952)
                                                           ============       ============

                                                            Six Months         Six Months
                                                              ended              ended
                                                             June 30,           June 30,
                                                               2006              2005
                                                            ----------         ----------
Revenues                                                    $    8,466         $   24,990
                                                            ==========         ==========

Loss from operations before income taxes                    $     (629)        $   (1,332)
                                                            ==========         ==========

The carrying amounts of the major classes of assets and liabilities sold were as follows:

Current assets                                    $ 16,310
Other non-current assets                             2,300
Intangible assets                                   15,327
                                                  --------
Assets of discontinued operations                 $ 33,937
                                                  ========

Current liabilities                               $  5,635
                                                  --------
Liabilities of discontinued operations            $  5,635
                                                  ========

NOTE 13. RESERVE REVERSAL FROM LITIGATION SETTLEMENT

Included in the operating expense section of the Consolidated Statement of Operations for the three month and six month periods ended June 30, 2006, is $2,120 representing a reserve reversal. During the quarter ended June 30, 2006, the Company settled a lawsuit related to pre-acquisition activities of Seven Worldwide, Inc. A pre-acquisition contingent liability reserve in the amount of $2,120, previously recorded for this item, was no longer needed since the matter was settled without further liability to the Company.

NOTE 14. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" (FIN
48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will become effective for the Company on January 1, 2007. The Company is evaluating the impact of this Interpretation but does not expect it to have a material impact on its financial statements or results of operations.

NOTE 15. SUBSEQUENT EVENTS

Effective July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency with approximately $4,500 in revenues that provides services to retailers and consumer products companies. The purchase price allocation of this acquisition has not been completed. The Company will allocate the purchase price to the fair value of the net assets acquired upon completion of a tangible and intangible asset appraisal now in progress.

Also effective July 1, 2006, the Company increased its ownership of Schawk India, LTD. to 90 percent. The Company acquired 50 percent of the company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. Schawk India, Ltd. provides artwork management, premedia and print management services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein that relate to the Company's beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company's expectations and beliefs include, among other things, higher than expected costs or unanticipated difficulties associated with integrating the acquired operations of Winnetts and Seven Worldwide, higher than expected costs associated with compliance with legal and regulatory requirements, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company's services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the ability to implement restructuring plans, the stability of political conditions in other countries in which the Company has production service capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

                            EXECUTIVE-LEVEL OVERVIEW

Net sales decreased slightly to $140 million in the second quarter of 2006 from $145 million in the second quarter of 2005. The earnings per share was $0.32 per fully diluted earnings per share in the second quarter of 2006 as compared to $0.29 earnings per fully diluted share in the second quarter of 2005.

Many of the issues raised in the first quarter of 2006 related to the delay in the European consolidation between the former Seven Worldwide UK and the former Winnetts locations. There was also an East Coast facility in the United States that had negative comparisons to the prior year because of lower revenues resulting from the first quarter sale of certain accounts along with the Book and Publishing operations, as well as certain accounts from which the Company resigned due to unprofitability. The Company made significant progress in addressing these issues during the second quarter of 2006. The senior management team of the European operations has been changed and the Company is addressing operating issues with the help of experienced Schawk managers from Asia and the North America. The Company also completed the transition of client accounts from the Birmingham UK facility to the Newcastle UK and Leeds UK facilities early in the second quarter of 2006. With respect to the East Coast facility in the United States, the Company closed the facility effective June 30, 2006 and moved the retained client accounts to other Schawk locations in the United States.

The activities in Europe and the closure of the East Coast facility in the United States resulted in additional charges in the second quarter of 2006 and lower operating income from continuing operations as compared to the prior year second quarter. The other factor negatively impacting operating income in the second quarter was lower sales with the Company's largest retail client, as expected. A positive impact on operating income occurred with the reversal of a reserve for the possible loss on a lawsuit settlement. The result of all of these items was an increase in operating income from continuing operations to $17 million in the second quarter of 2006 from $15 million in the prior year second quarter.

A majority of our revenues are driven by marketing and advertising spending by consumer products companies and retailers. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. Our business involves producing graphic images for various applications. Generally, a graphic image is created by us or a third party and then we manipulate that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including free standing inserts (FSI's) and magazine ads. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

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

Historically, a substantial majority of our revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine's Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related "banners" that are added to food and beverage packaging, such as "heart healthy," "low in carbohydrates," "enriched with essential vitamins," "low in saturated fat" and "caffeine free." All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies' precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

As a result of our recent acquisitions described below, we have increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under "Acquisitions" and "Results of operations", the altered mix of services following our acquisitions of Winnetts and Seven Worldwide impacted our results of operations in 2005 and for the first half of 2006 and will continue to impact our results of operations in the future. Since our acquisition of Seven Worldwide in the first quarter of 2005 we have been evaluating all of the operations acquired to determine if some of the operations should be sold.

Effective February 28, 2006, the Company sold certain operations, including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. These operations represented approximately $62 million of revenues on an annual basis. The operations were sold because they were not strategic to the Company's future. Proceeds from the sale were $26,279, subject to an audited working capital adjustment, which the Company estimates will result in an increase in selling price of $2,023. No gain or loss was recorded as a result of the sale. These operations are treated as discontinued operations in the comparative consolidated statement of operations and therefore the revenues and expenses are removed from the respective categories on the statement of operations and netted on the line "Loss from discontinued operations" above the Net income line on the statement. Similarly, amounts from the prior year have been restated as Loss from discontinued operations in those periods. Therefore, all comparisons in this management's discussion and analysis of results of operations refer to amounts on the comparative consolidated statement of operations from continuing operations only.

In the first half of 2006 as compared to the first half of 2005 approximately 8% and 10%, respectively, of our total revenues came from our largest single client in the respective period. Our single largest client for the first half of 2006 reduced its business with us by $7.6 million as compared to the first half of 2005, as we anticipated. We currently expect this trend to continue as a result of the client's decision to substantially reduce its overall advertising budget. On a full year basis we expect revenues with this client to decrease to $35 million in 2006 from $55 million in 2005. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client's purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

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

Winnetts. On December 31, 2004, we acquired certain assets and the business of Weir Holdings, Ltd., known as "Winnetts", a UK based graphic services company with operations in 6 locations in the UK, Belgium and Spain. The acquisition price was $23.0 million.

Seven Worldwide. On January 31, 2005, we acquired Seven Worldwide (formerly Applied Graphics Technologies, Inc.), a graphic services company with operations in 40 locations in the United States, Europe, Asia and Australia. The purchase price was $210.6 million. Seven Worldwide's results of operations have been included in our results since January 31, 2005. In 2004 Seven Worldwide had revenues of $369.9 million with gross margin and operating income percentages lower than those of our company for that period.

The principal objective in acquiring Winnetts and Seven Worldwide was to expand our geographic presence and our service offering. This expansion enables us to provide a more comprehensive level of customer service, to build a broader platform from which to grow our business and continue to pursue greater operating efficiencies. We have realized significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in the Seven Worldwide acquisition and currently anticipate achieving further synergies and reduced operating expenses in the future. As part of the integration of the acquired businesses, we have recorded estimated exit reserves based on our consolidation plan. The major expenses included in the exit reserves are severance pay for employees of acquired facilities that will be merged with existing operations and lease termination expenses. In addition, we recorded acquisition integration expenses, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations, of $0.2 million and $0.8 million for the three month and six month periods ended June 30, 2006, respectively. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006 including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice. In connection with the sale of the book and publishing operations we received $26.3 million at closing on March 6, 2006 which we used to reduce the amount outstanding on our revolving credit facility. As of June 30, 2006 there was $133.7 million of debt outstanding of which $133.5 million was considered long-term.

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

ACCOUNTS RECEIVABLE. Our clients are primarily consumer product manufacturers, converters, mass merchant retailers and advertising agencies; none of which individually represents more than 8% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific risks identified in the portfolio.

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

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS. We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. We have determined it appropriate to consider the company to be one reporting unit for purposes of this test.

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

STOCK OPTION EXPENSE. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method and therefore has not restated results for the prior periods. Under this transition method, stock-based compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for any grants after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of three years. Prior to the adoption of SFAS 123(R), the Company did not recognize stock-based compensation expense in the Statement of Operations, rather the Company followed APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and indicated in the notes to the financial statements what the expense would have been had we elected to record stock-based compensation expense during those periods. Since all options issued in prior periods were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no expense was required to be recorded in the Statement of Operations.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three month period ended June 30, 2006 are $151 and $94 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. There was no significant effect on basic or diluted earnings per share for the three month period ended June 30, 2006 as a result of adopting Statement 123(R). For the six month period ended June 30, 2006, the Company's income before income taxes and net income are $574 and $357 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six month period ended June 30, 2006 were both $0.01 lower than if the Company had continued to account for share-based compensation under Opinion 25.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations

                                  SCHAWK, INC.
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                    $              %
                                                   2006            2005           CHANGE         CHANGE
                                                 ---------       ---------       ---------       ------
Net sales                                        $ 140,095       $ 145,229       $  (5,134)        (3.5%)

Cost of sales                                       90,339          94,047          (3,708)        (3.9%)
                                                 ---------       ---------       ---------
Gross profit                                        49,756          51,182          (1,426)        (2.8%)

Gross margin percentage                               35.5%           35.2%

Selling, general and administrative expenses        34,665          34,342             323          0.9%
Acquisition integration expenses                       228           1,801          (1,573)       (87.3%)
Reserve reversal from litigation settlement         (2,120)             --          (2,120)          nm
                                                 ---------       ---------       ---------
Operating income                                    16,983          15,039           1,944         12.9%
Operating margin percentage                           12.1%           10.4%

Other income (expense)
Interest income                                         77              82              (5)        (6.1%)
Interest expense                                    (2,738)         (2,090)           (648)        31.0%
Other income (expense)                                  --             486            (486)          nm
                                                 ---------       ---------       ---------
                                                    (2,661)         (1,522)         (1,139)        74.8%
                                                 ---------       ---------       ---------

Income before income taxes                          14,322          13,517             805          6.0%

Income tax provision                                 5,396           5,077             319          6.3%

Effective income tax rate                             37.7%           37.6%
                                                 ---------       ---------       ---------

Income from continuing operations                    8,926           8,440             486          5.8%

Income (loss) on discontinued operations,
net of tax (benefit) expense of $26 in 2006
and ($364) in 2005 (note 12)                            44            (588)            632           nm
                                                 ---------       ---------       ---------

Net income                                       $   8,970       $   7,852       $   1,118         14.2%
                                                 =========       =========       =========        =====

nm = not meaningful

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Net sales decreased $5.1 million or 3.5% in the second quarter of 2006 as compared to the second quarter of the prior year. The lower sales were from various operations including a $3.0 million decrease from the company's largest retail account as anticipated and various ad agency and entertainment accounts which had lower revenues of $6.7 million as compared to prior year. The lower revenues were partially offset by increased revenues in consumer packaging accounts of $4.6 million as compared to prior year.

Gross margin increased to 35.5 percent in the second quarter of 2006 from 35.2 percent in the prior year second quarter. The increase in gross margin was primarily due to cost reduction efforts at the Company's operating units.

Operating income for the second quarter of 2006 increased 12.9% to $17.0 million compared to $15.0 million in the second quarter of 2006. Operating income was negatively impacted by lower than anticipated sales, operating losses at an East Coast facility, lower results in Europe and stock option expenses of $0.2 million as compared to the prior year. The East Coast facility was closed June 30 and the client accounts were moved to other locations. The Company's overall operating margin percentage increased to 12.1% in the second quarter of 2006 compared to 10.4% in the second quarter of 2005 primarily due to the reversal of a litigation reserve.

The reserve reversal from litigation settlement referenced above resulted from the reversal of an accrual which increased operating income by $2.1 million pretax. The accrual related to a pre-acquisition contingency associated with a lawsuit from 1997 involving a former Seven Worldwide business. In accordance with accounting rules, the resolution of a pre-acquisition contingency is recognized in the statement of operations.

Other income (expense) resulted in a net other expense of $2.7 million in the second quarter of 2006 compared to a net other expense of $1.5 million in the second quarter of 2005. Interest expense of $2.7 million for the second quarter of 2006 increased $0.6 million compared to the same period in 2005. The increase in interest expense was from a combination of higher short-term borrowing rates and the amortization of the present value discount related to vacant property reserves included in the Seven Worldwide acquisition. There was also a non-recurring other income item of $0.5 million in the second quarter of 2005.

Income tax expense for the second quarter of 2006 was at an effective tax rate of 37.7% compared to an effective tax rate in the second quarter of 2005 of 37.6%.

Income from continuing operations was higher in the second quarter of 2006 as compared to the second quarter of 2005 for the reasons previously described.

Income (loss) from discontinued operations was $0.04 million and ($0.6) million for the quarters ended June 30, 2006 and June 30, 2005, respectively.

Net income increased to $9.0 million in the second quarter of 2006 compared to $7.9 million in the second quarter of 2005 for the reasons described above.

                                  SCHAWK, INC.
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                    $              %
                                                   2006            2005           CHANGE         CHANGE
                                                 ---------       ---------       ---------       ------
Net sales                                        $ 273,849       $ 264,409       $   9,440          3.6%

Cost of sales                                      178,377         171,891           6,486          3.8%
                                                 ---------       ---------       ---------
Gross profit                                        95,472          92,518           2,954          3.2%

Gross margin percentage                               34.9%           35.0%

Selling, general and administrative expenses        68,981          64,675           4,306          6.7%
Acquisition integration expenses                       758           1,801          (1,043)       (57.9%)
Reserve reversal from litigation settlement         (2,120)             --          (2,120)          nm
                                                 ---------       ---------       ---------
Operating income                                    27,853          26,042           1,811          7.0%
Operating margin percentage                           10.2%            9.8%

Other income (expense)
Interest income                                        196             151              45         29.8%
Interest expense                                    (5,319)         (3,778)         (1,541)        40.8%
Other income (expense)                                  --             486            (486)          nm
                                                 ---------       ---------       ---------
                                                    (5,123)         (3,141)         (1,982)        63.1%
                                                 ---------       ---------       ---------

Income before income taxes                          22,730          22,901            (171)        (0.7%)

Income tax provision                                 8,589           8,662             (73)        (0.8%)

Effective income tax rate                             37.8%           37.8%
                                                 ---------       ---------       ---------

Income from continuing operations                   14,141          14,239             (98)        (0.7%)

Loss on discontinued operations, net of tax
benefit of $240 in 2006 and $509 in 2005
(note 12)                                             (389)           (823)            434        (52.7%)
                                                 ---------       ---------       ---------

Net income                                       $  13,752       $  13,416       $     336          2.5%
                                                 =========       =========       =========       ======

nm = not meaningful

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net sales increased $9.4 million or 3.6% in the first half of 2006 as compared to the first half of the prior year. The increase is primarily due to $19.8 million of revenues attributable to Seven Worldwide in the month of January 2006 as the first half of 2005 did not include Seven's revenues until after the acquisition of Seven on January 31, 2005. Excluding the January 2006 sales attributable to Seven Worldwide, sales decreased approximately $10.4 million or 3.9%. The lower sales were from various operations including $7.6 million decrease from the Company's largest account as anticipated, and sales from various advertising and entertainment accounts declined $6.5 million as compared to the first half of 2005. The lower sales in advertising and entertainment were partially offset by sales increases in various packaging accounts of $3.7 million as compared to the first six months of 2005.

Gross margin for the first half of 2006 of 34.9% stayed approximately the same as compared to 35.0% in the first half of 2005.

Operating income for the first half of 2006 increased 7.0% to $27.9 million compared to $26.0 million in the first half of 2005. Operating income was negatively impacted by lower than anticipated sales and higher expenses, such as an additional month of selling, general and administrative expenses from the Seven operations and stock option expense of $0.6 million as compared to the prior year. The most significant items impacting operating income were an operating loss on the European business primarily due to lower sales and higher costs than anticipated and a loss from our acquired East Coast operation. The Company's overall operating margin percentage increased to 10.2% in the first half of 2006 compared to 9.8% in the first half of 2005 primarily due to the reversal of a litigation reserve.

The reserve reversal from litigation settlement referenced above resulted from the reversal of an accrual which increased operating income by $2.1 million pretax. The accrual related to a pre-acquisition contingency associated with a lawsuit from 1997 involving a former Seven Worldwide business. In accordance with accounting rules, the resolution of a pre-acquisition contingency is recognized in the statement of operations.

Other income (expense) for the first half of 2006 resulted in a net expense of $5.1 million compared to $3.1 million of net expense in the first half of 2005. Interest expense of $5.3 million for the first half of 2006 increased $1.5 million compared to the same period in 2005. The increase in interest expense was from a combination of higher short-term borrowing rates and amortization of the present value discount related to vacant property reserves included in the Seven Worldwide acquisition. There was also a non-recurring other income item of $0.5 million in the first half of 2005.

Income tax expense for the first half of 2006 and 2005 was at an effective tax rate of 37.8% for both periods.

Income from continuing operations was lower in the first half of 2006 as compared to the first half of 2005 for the reasons previously described.

Loss from discontinued operations was $0.4 million and $0.8 million for the six months ended June 30, 2006 and June 30, 2005, respectively. There was no loss on disposal of the discontinued operations as the $26.3 million proceeds from the net assets sold equaled the book value of the net assets transferred to the buyer. The operations sold included the book and publishing operations of the former Seven Worldwide business that was acquired by the Company on January 31, 2005.

Net income increased to $13.8 million as compared to $13.4 million in the prior year six month period partly as a result of lower losses from discontinued operations in the current period as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had $5.3 million in consolidated cash and cash equivalents, compared to $7.5 million at December 31, 2005. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.

CASH PROVIDED BY OPERATING ACTIVITIES. Cash provided from operations was $12.6 million in the first six months of 2006 compared to cash provided from operations of $13.6 million in the first six months of 2005. Depreciation and amortization expense in the first six months of 2006 was $12.5 million as compared to $13.0 million in the first six months of the prior year. The decrease in depreciation and amortization expense is primarily attributable to the disposition of the book and publishing operations during the first quarter of 2006.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Cash provided by investing activities was $16.9 million in the first six months of 2006 compared to $208.4 million of cash used in investing activities during the first six months of 2005. The cash provided by investing activities in the first half of 2006 includes $26.3 million proceeds from the sale of the book and publishing business during the first quarter. The cash used in investing activities in the first half of 2005 reflects the acquisition of Seven Worldwide, net of cash acquired, of $204.4 million. Capital expenditures were $12.8 million in the first six months of 2006 compared to $7.5 million in the first six months of 2005. The increase in capital expenditures in 2006 is due in part to the purchase of software and hardware for new accounting, costing and billing systems and equipment for the Anthem design office in York, England, as well as to the inclusion of capital expenditures of Seven Worldwide for an additional month as compared to the prior year first half. Capital expenditures are anticipated to be in a range of $22.0 million to $24.0 million for all of 2006.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash used in financing activities in the first six months of 2006 was $32.4 million compared to $202.7 million of cash provided by financing activities during the first six months of 2005. The cash used in financing activities in the first half of 2006 reflects the pay-down of the revolving credit facility with the $26.3 million proceeds from the sale of the book and publishing operations in the first quarter of 2006. The cash provided by financing activities in the first half of 2005 includes $142.0 million of proceeds from new debt and $70.5 million of common stock issued to finance the Seven Worldwide acquisition.

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

DIVIDENDS AND SHARE REPURCHASES. Dividend payments on common stock were $1.7 million for both the first six months of 2006 and 2005. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2006. The Company repurchased $1.2 million of its shares during the first six months of 2006, pursuant to a general authorization from its Board of Directors.

REVOLVING CREDIT AGREEMENT AND OTHER INDEBTEDNESS. In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. This credit agreement replaced a $30.0 million unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115.0 million from $100.0 million to provide additional operating flexibility. $58.5 million was outstanding under the agreement at June 30, 2006 and is included in Long-term debt on the June 30, 2006 Consolidated Balance Sheet. Also, in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the June 30, 2006 Consolidated Balance Sheet.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing for acquisitions. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15.0 million and bearing interest at 4.90%, which closed in December 2003; and,
2) Tranche B, due April 30, 2014, for $10.0 million and bearing interest at 4.98%, which closed in April 2004. The total debt of $25.0 million issued under the private placement agreement is shown as Long Term Debt on the June 30, 2006 Consolidated Balance Sheet. Long-term debt decreased to $133.5 million at June 30, 2006 from $169.6 million at December 31, 2005 primarily as a result of reducing the debt with the proceeds of the sale of the discontinued operations. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.

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

PART II - OTHER INFORMATION

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. As of June 30, 2006, the Company had purchased $1.2 million (62,500 shares) of its common stock pursuant to this general authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares repurchased by the Company during the first six months of 2006:

                          Total No.                       No. Shares Purchased
                           Shares         Avg. Price      as Part of Publicly
 Period                   Purchased     Paid Per Share     Announced Program
--------                  ---------     --------------    --------------------
January                        --                   --            --

February                       --                   --            --

March                       1,781       $        23.15            --

April                          --                   --            --

May                        62,500       $        18.90            --

June                           --                   --            --
                           ------       --------------           ---

 Total                     64,281       $        19.02            --
                           ======       ==============           ===

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2006, the Company held its annual stockholders' meeting. There were 26,428,523 shares of Class A common stock outstanding entitled to vote, and a total of 25,539,975 (96.6%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the stockholders:

PROPOSAL 1: ELECTION OF DIRECTORS:

       NAME                                    FOR                       WITHHELD
-----------------------                     ----------                  ---------
Clarence W. Schawk                          21,163,636                  4,376,339
David A. Schawk                             21,916,403                  3,623,572
A. Alex Sarkisian, Esq.                     21,881,033                  3,658,942
Leonard S. Caronia                          21,742,167                  3,797,808
Judith W. McCue, Esq.                       21,347,816                  4,192,159
Hollis W. Rademacher                        25,310,774                    229,201
John T. McEnroe, Esq.                       21,841,853                  3,698,122
Christopher Lacovara                        21,847,916                  3,692,059

PROPOSAL 2: APPROVAL OF CERTAIN 2005 CASH-BASED LONG-TERM PERFORMANCE AWARDS:

    For               Against                Abstain                 Non-votes
----------            -------                -------                 ---------
20,673,974            145,990                 55,385                 4,664,626

PROPOSAL 3: APPROVAL OF SCHAWK INC 2006 LONG-TERM INCENTIVE PLAN:

    For               Against                Abstain                 Non-votes
----------            -------                -------                 ---------
19,923,482            897,864                 54,003                 4,664,626

PROPOSAL 4: RATIFICATION OF ERNST & YOUNG AS INDEPENDENT AUDITORS FOR FISCAL
            YEAR 2006:

    For               Against                Abstain                 Non-votes
----------            -------                -------                 ---------
24,975,169            552,676                 12,130                     --

ITEM 6. EXHIBITS

A. EXHIBITS

EXHIBIT #                                 DESCRIPTION
---------         --------------------------------------------------------------
   3.1            Certificate of Incorporation of Schawk, Inc., as amended.
                  Incorporated herein by reference to Exhibit 4.2 to
                  Registration Statement No. 333-39113.

   3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No.
                  333-39113.

   4.1 Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No.
                  33-85152.

   10.1 Schawk Inc. 2006 Long-Term Incentive Plan. Incorporated herein by reference to the Company's Proxy Statement for the 2006
                  Annual Meeting of Stockholders as filed with the SEC on April
                  21, 2006 (file no. 001-09335).

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

----------
*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 2006.

SCHAWK, INC.
------------
(Registrant)

/s/ David A. Schawk
-----------------------------------------------
President, Chief Executive Officer and Director

/s/ James J. Patterson
-------------------------------------------------
Senior Vice President and Chief Financial Officer