Form 10-Q
period 2006-09-30
SCHAWK INC
filed 2006-11-08
CIK 719164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant's Common Stock outstanding as of October 31, 2006, was 26,470,860.

================================================================================

                                  SCHAWK, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                               September 30, 2006

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION
   Item 1. Financial Statements                                               3
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    19
   Item 3. Quantitative and Qualitative Disclosures about Market Risk        28
   Item 4. Controls and Procedures                                           28

PART II - OTHER INFORMATION
   Item 1A. Risk Factors.                                                    29
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       29
   Item 6. Exhibits                                                          30
           Signatures

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  Schawk, Inc.
                           Consolidated Balance Sheets
                      (In Thousands, Except Share Amounts)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2006            2005
                                                                         -------------   ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                               $  7,284        $  7,519
   Trade accounts receivable, less allowance for doubtful accounts
      of $5,166 at September 30, 2006 and $5,940 at December 31, 2005       125,200         117,723
   Inventories                                                               28,202          24,868
   Prepaid expenses and other current assets                                 11,163           9,701
   Deferred income taxes                                                     15,452           9,845
   Assets of discontinued operations                                             --          29,253
                                                                           --------        --------
Total current assets                                                        187,301         198,909
Property and equipment, less accumulated depreciation of $86,643 at
   September 30, 2006 and $74,506 at December 31, 2005                       75,487          77,291
Goodwill                                                                    247,671         233,838
Intangible assets, net                                                       35,263          42,223
Other assets                                                                  5,325           6,557
                                                                           --------        --------
Total assets                                                               $551,047        $558,818
                                                                           ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                  $ 20,238        $ 27,776
   Accrued expenses                                                          52,398          61,967
   Income taxes payable                                                      22,756           6,367
   Current portion of long-term debt and capital lease obligations               58             454
   Liabilities of discontinued operations                                        --           8,208
                                                                           --------        --------
Total current liabilities                                                    95,450         104,772
Long-term debt                                                              151,414         169,528
Capital lease obligations                                                        39              51
Other liabilities                                                            19,939          27,383
Deferred income taxes                                                        25,563          25,688
Stockholders' equity:
   Common stock, $0.008 par value, 40,000,000 shares authorized,
      28,905,094 and 28,441,689 shares issued at September 30, 2006 and December 31, 2005, respectively; 26,470,854 and 26,070,747 shares outstanding at September 30, 2006 and December 31, 2005,
      respectively                                                              229             225
   Additional paid-in capital                                               176,716         168,777
   Retained earnings                                                        107,739          88,424
   Accumulated comprehensive income                                           3,124           1,933
                                                                           --------        --------
                                                                            287,808         259,359
   Treasury stock, at cost, 2,434,240 and 2,370,942 shares of common
      stock at September 30, 2006 and December 31, 2005, respectively       (29,166)        (27,963)
                                                                           --------        --------
Total stockholders' equity                                                  258,642         231,396
                                                                           --------        --------
Total liabilities and stockholders' equity                                 $551,047        $558,818
                                                                           ========        ========

See accompanying notes.

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2006 and 2005
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                            2006       2005
                                                          --------   --------
Net sales                                                 $134,779   $151,644
Cost of sales                                               86,430     98,270
Selling, general, and administrative expenses               32,546     36,419
Acquisition integration expenses                                --      1,971
                                                          --------   --------
Operating income                                            15,803     14,984
Other income (expense)
   Interest income                                              84        103
   Interest expense                                         (2,720)    (2,180)
   Other income (expense)                                       --         12
                                                          --------   --------
                                                            (2,636)    (2,065)
                                                          --------   --------
Income from continuing operations before income taxes       13,167     12,919
Income tax provision                                         4,961      4,763
                                                          --------   --------
Income from continuing operations                            8,206      8,156
Income (loss) from discontinued operations, net of tax
   (benefit) expense of ($1)
   in 2006 and $374 in 2005 (Note 11)                          (57)       604
                                                          --------   --------
Net income                                                $  8,149   $  8,760
                                                          ========   ========
Earnings per share:
   Basic:
      Income from continuing operations                   $   0.31   $   0.31
      Income (loss) from discontinued operations                --       0.03
                                                          --------   --------
      Net income per common share                         $   0.31   $   0.34
                                                          ========   ========
   Diluted:
      Income from continuing operations                   $   0.30   $   0.29
      Income (loss) from discontinued operations                --       0.03
                                                          --------   --------
      Net income per common share                         $   0.30   $   0.32
                                                          ========   ========
Weighted average number of common and common equivalent
   shares outstanding:
   Basic                                                    26,446     26,111
   Diluted                                                  27,496     27,705
Dividends per common share                                $ 0.0325   $ 0.0325

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                              2006       2005
                                                            --------   --------
Net sales                                                   $408,628   $416,053
Cost of sales                                                264,807    270,161
Selling, general, and administrative expenses                101,527    101,094
Acquisition integration expenses                                 758      3,772
Reserve reversal from litigation settlement                   (2,120)        --
                                                            --------   --------
Operating income                                              43,656     41,026
Other income (expense)
   Interest income                                               280        254
   Interest expense                                           (8,039)    (5,958)
   Other income (expense)                                         --        498
                                                            --------   --------
                                                              (7,759)    (5,206)
                                                            --------   --------
Income from continuing operations before income taxes         35,897     35,820
Income tax provision                                          13,550     13,425
                                                            --------   --------
Income from continuing operations                             22,347     22,395
Loss from discontinued operations, net of tax benefit
   of $241 in 2006 and $135 in 2005 (Note 11)                   (446)      (219)
                                                            --------   --------
Net income                                                  $ 21,901   $ 22,176
                                                            ========   ========
Earnings per share:
   Basic:
      Income from continuing operations                     $   0.85   $   0.89
      Loss from discontinued operations                        (0.02)     (0.01)
                                                            --------   --------
      Net income per common share                           $   0.83   $   0.88
                                                            ========   ========
   Diluted:
      Income from continuing operations                     $   0.81   $   0.84
      Loss from discontinued operations                        (0.02)     (0.01)
                                                            --------   --------
      Net income per common share                           $   0.79   $   0.83
                                                            ========   ========
Weighted average number of common and common equivalent
   shares outstanding:
   Basic                                                      26,357     25,334
   Diluted                                                    27,682     26,761
Dividends per common share                                  $ 0.0975   $ 0.0975

See accompanying notes

                                  Schawk, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)
                                 (In Thousands)

                                                              2006        2005
                                                            --------   ---------
OPERATING ACTIVITIES
Net income                                                  $ 21,901   $  22,176
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                              18,387      20,100
   Deferred income taxes                                      (5,554)        151
   Reserve reversal from litigation settlement                (2,120)         --
   Share-based compensation expense                              735          --
   Tax benefit from stock options exercised                   (1,289)      1,524
   Loss (gain) realized on sale of property and equipment       (297)        187
   Changes in operating assets and liabilities, net of
      effects from acquisitions and dispositions:
      Trade accounts receivable                               (2,625)    (10,082)
      Inventories                                             (2,555)     (2,625)
      Prepaid expenses and other current assets                  754        (777)
      Trade accounts payable and accrued expenses            (23,659)    (18,666)
      Other liabilities                                      (11,071)     (2,700)
      Income taxes refundable/payable                         18,476       4,890
                                                            --------   ---------
Net cash provided by operating activities                     11,083      14,178
INVESTING ACTIVITIES
Proceeds from sales of property and equipment                  4,125       2,523
Proceeds from sale of business                                26,279          --
Capital expenditures                                         (18,039)    (14,554)
Acquisitions, net of cash acquired                            (7,758)   (204,453)
Contingent acquisition purchase price received from
   escrow account                                                 --         890
Other                                                            (55)       (280)
                                                            --------   ---------
Net cash provided by (used in) investing activities            4,552    (215,874)
FINANCING ACTIVITIES
Proceeds from debt                                                --     151,180
Net principal payments on revolving credit agreement         (18,460)    (15,730)
Principal payments on capital lease obligations                 (443)       (577)
Tax benefit from stock options exercised                       1,289          --
Payment of deferred loan fees                                     --        (636)
Common stock dividends                                        (2,567)     (2,525)
Purchase of common stock                                      (1,223)       (726)
Issuance of common stock                                       5,921      74,438
                                                            --------   ---------
Net cash provided by (used in) financing activities          (15,483)    205,424
                                                            --------   ---------
Effect of foreign currency rate changes                         (387)       (932)
                                                            --------   ---------
Net increase (decrease) in cash and cash equivalents            (235)      2,796
Cash and cash equivalents beginning of period                  7,519       7,268
                                                            --------   ---------
Cash and cash equivalents end of period                     $  7,284   $  10,064
                                                            ========   =========

See accompanying notes.

                                  Schawk, Inc.
               Notes to Consolidated Interim Financial Statements
                                   (Unaudited)
                (In thousands of dollars, except per share data)

NOTE 1. BASIS OF PRESENTATION

The consolidated interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management of Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. Certain prior year amounts on the Consolidated Balance Sheet and the Consolidated Statement of Operations have been reclassified to reflect the discontinued operations presented in the current year financial statements. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto for the three years ended December 31, 2005, as filed with its 2005 annual report on Form 10-K.

NOTE 2. INTERIM RESULTS

Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3. DESCRIPTION OF BUSINESS

The Company is a leading independent provider of digital imaging graphic services to the global consumer products packaging, retail, point of sale, advertising, entertainment and promotional markets. The Company provides clients, at their option, access to a fully integrated or modular set of products and services on a global or local basis. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware. The Company presently has operations in North America (U.S., Canada and Mexico), Asia (Singapore, China, Japan and Malaysia), Europe (United Kingdom, Belgium and Spain), India and Australia.

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

NOTE 4. INVENTORIES

Inventories consist of the following:

                     September 30,   December 31,
                          2006           2005
                     -------------   ------------
Raw materials           $ 4,492        $ 4,662
Work in process          24,768         21,264
                        -------        -------
                         29,260         25,926
Less: LIFO reserve       (1,058)        (1,058)
                        -------        -------
                        $28,202        $24,868
                        =======        =======

NOTE 5. EARNINGS PER SHARE

Basic earnings per share and diluted earnings per share are shown on the Consolidated Statements of Operations. Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income to arrive at income available to common stockholders.

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

                                           Three months ended September 30,
                                           --------------------------------
                                                     2006     2005
                                                    ------   ------
Weighted average shares-Basic                       26,446   26,111
Effect of dilutive stock options                     1,050    1,594
                                                    ------   ------
Adjusted weighted average shares and
   assumed conversions-Diluted                      27,496   27,705
                                                    ======   ======

                                           Nine months ended September 30,
                                           -------------------------------
                                                    2006     2005
                                                   ------   ------
Weighted average shares-Basic                      26,357   25,334
Effect of dilutive stock options                    1,325    1,427
                                                   ------   ------
Adjusted weighted average shares and
   assumed conversions-Diluted                     27,682   26,761
                                                   ======   ======

NOTE 6. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2006 and 2005, respectively, are as follows:

                                           Three months ended September 30,
                                           --------------------------------
                                                     2006     2005
                                                    ------   ------
Net income                                          $8,149   $8,760
Foreign currency translation adjustments               374      115
                                                    ------   ------
Comprehensive income                                $8,523   $8,875
                                                    ======   ======

                                           Nine months ended September 30,
                                           -------------------------------
                                                    2006      2005
                                                  -------   -------
Net income                                        $21,901   $22,176
Foreign currency translation adjustments            1,191      (977)
                                                  -------   -------
Comprehensive income                              $23,092   $21,199
                                                  =======   =======

NOTE 7. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R),"Share-Based Payments," ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company's Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine month periods ended September, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the three and nine month periods ended September 30, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three month period ended September 30, 2006 are $182 and $113 lower, respectively, than if it had continued to account for share-based compensation under APB 25. There was no significant effect on basic or diluted earnings per share for the three month period ended September 30, 2006 as a result of adopting Statement 123(R). For the nine month period ended September 30, 2006, the Company's income before income taxes and net income are $756 and $470 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine month period ended September 30, 2006 were both $0.02 lower than if the Company had continued to account for share-based compensation under APB 25.

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

During the three month period ended September 30, 2006, the Company issued 119 stock options and 25 restricted shares under the 2006 Plan. No share-based awards had been issued under the 2006 Plan prior to the September quarter.

OPTIONS

The Company has granted stock options under several share-based compensation plans. The Company's 2003 Equity Option Plan provided for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company also adopted an Outside Directors' Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. As discussed above, the Company's 2006 Long-Term Incentive Plan provides for the issuance of stock options, along with other types of share-based awards. Options granted under all these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted prior to December 31, 2005 vest over a two-year period; options granted in 2006 vest over a three-year period.

The Company recorded $161 and $735 of compensation expense relating to outstanding options during the three and nine month periods ended September 30, 2006, respectively. No compensation expense was recorded related to outstanding options during the three and nine periods ended September 30, 2005.

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

The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2006 and September 30, 2005, using the Black-Scholes option-pricing model:

                                            Nine Months ended September 30,
                                            -------------------------------
                                                 2006           2005
                                              ---------   ---------------
Expected dividend yield                           0.76%         0.70%
Expected stock price volatility                  27.40%   19.78% - 20.34%
Risk-free interest rate range                     4.83%          4.0%
Weighted-average expected life of options      6 years       7 years
Forfeiture rate                                   2.65%           na
Total fair value of options granted               $711        $3,057

The following table summarizes the Company's activities with respect to its stock option plans for the first nine months of 2006 as follows (in thousands, except price per share and contractual term):

                                                Weighted Average   Weighted Average
                                    Number of    Exercise Price        Remaining         Aggregate
                                      Shares        Per Share      Contractual Term   Intrinsic Value
                                    ---------   ----------------   ----------------   ---------------
Outstanding January 1, 2006           3,333          $11.73
Granted                                 119          $17.43
Exercised                              (254)         $10.42
Cancelled                                --
                                      -----
Outstanding September 30, 2006        3,198          $11.95              5.50             $20,037
Vested at September 30, 2006          2,889          $11.38              5.08             $19,754
Exercisable at September 30, 2006     2,889          $11.38              5.08             $19,754

The weighted-average grant-date fair value of options granted during the three and nine month periods ended September 30, 2006 was $5.95 for both periods. There were no options granted during the three month period ended September 30, 2005. The weighted-average grant-date fair value of options granted during the nine month period ended September 30, 2005 was $5.48. The total intrinsic value for options exercised during the three and nine month periods ended September 30, 2006 was $10 and $3,374, respectively. The total intrinsic value for options exercised during the three and nine month periods ended September 30, 2005 was $733 and $3,999, respectively.

Cash received from option exercises under all plans for the three and nine month periods ended September 30, 2006 was approximately $9 and $2,608, respectively. Cash received from option exercises under all plans for the three and nine month periods ended September 30, 2005 was approximately $737 and $2,823, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $11 and $1,289, respectively, for the three and nine month periods ended September 30, 2006. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $23 and $1,524, respectively, for the three and nine month periods ended September 30, 2005.

As of September 30, 2006, there was $921 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 2 years. A summary of the Company's nonvested option activity for the nine months ended September 30, 2006 is as follows (in thousands, except price per share and contractual term):

                                               Weighted
                                                Average
                                  Number of   Grant Date
                                    Shares     Per Share
                                  ---------   ----------
Nonvested at January 1, 2006         570         $4.85
Granted                              119         $5.95
Vested                              (380)        $4.54
Forfeited                             --
                                    ----
Nonvested at September 30, 2006      309         $5.67
                                    ====

RESTRICTED STOCK

As discussed above, the Company's 2006 Long-Term Incentive Plan provides for the grant of various types of share-based awards, including restricted stock. During the three month period ended September 30, 2006, the Company granted 25 shares of restricted stock pursuant to this plan. Restricted shares are valued at the price of the common stock on the date of grant and vest at the end of a three year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares. The expense is recorded on a straight-line basis over the vesting period.

The Company recorded $20 of compensation expense relating to restricted stock during the three and nine month periods ended September 30, 2006. No compensation expense was recorded related to restricted stock during the three and nine month periods ended September 30, 2005.

A summary of the restricted share activity for the nine month period ended September 30, 2006 is presented below:

                                                 Weighted
                                                  Average
                                    Number of   Grant Date
                                      Shares    Fair Value
                                    ---------   ----------
Outstanding at January 1, 2006          --            --
Granted                                 25        $17.43
Forfeited                               --
                                       ---
Outstanding at September 30, 2006       25        $17.43
                                       ===

As of September 30, 2006, there was $412 of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 3 years.

EMPLOYEE SHARE-BASED COMPENSATION EXPENSE

The table below shows the amounts recognized in the financial statements for the three month and nine month periods ended September 30, 2006 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

                                         Three Months Ended    Nine Months Ended
                                         September 30, 2006   September 30, 2006
                                         ------------------   ------------------
Total cost of share-based compensation         $ 182                $ 756
Income tax                                       (69)                (286)
                                               -----                -----
Amount charged against income                  $ 113                $ 470
                                               =====                =====
Impact on net income per common share:
   Basic                                       $0.00                $0.02
   Diluted                                     $0.00                $0.02

There were no amounts related to employee share-based compensation capitalized as assets during the three months or nine months ended September 30, 2006.

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

                                                   Three Months Ended    Nine Months Ended
                                                   September 30, 2005   September 30, 2005
                                                   ------------------   ------------------
Net income, as reported                                  $8,760              $22,176
Less: Total stock-based employee compensation
   expense determined under fair
   value based method for all awards,
   net of related tax effects                              (259)              (1,249)
                                                         ------              -------
Net income, pro forma                                    $8,501              $20,927
                                                         ======              =======
Earnings per share
   Basic                                                 $ 0.34              $  0.88
   Diluted                                               $ 0.32              $  0.83
Pro forma earnings per share
   Basic                                                 $ 0.33              $  0.83
   Diluted                                               $ 0.31              $  0.78

NOTE 8. ACQUISITIONS

WBK, INC

On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. The results of operations of WBK, Inc. are included in the Consolidated Statement of Operations beginning July 1, 2006. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The goodwill is expected to be deductible as an operating expense for tax purposes.

The purchase price of $4,850 consisted of $4,813 paid in cash to the seller and $37 of acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable                $  747
Other current assets                         10
Fixed assets                                 66
Customer relationship intangible asset      500
Goodwill                                  3,821
Accounts payable                           (168)
Other current liabilities                  (126)
                                         ------
Total purchase price                     $4,850

The weighted-average amortization period of the estimated customer relationship intangible asset is expected to be five years. The intangible asset amortization expense was $25 for the three month period ended September 30, 2006, and will be approximately $100 annually for the twelve month periods ending September 30, 2007 through September 30, 2010 and $75 for the twelve month period ending September 30, 2011.

The Company does not expect to incur any merger integration or exit costs in connection with this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company's consolidated results of operations.

SCHAWK INDIA, LTD.

The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. On July 1, 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services. The results of operations of Schawk India, Ltd., net of minority interest, are included in the Consolidated Statement of Operations beginning July 1, 2006. Prior to July 1, 2006, the Company included its 50 percent share of Schawk India, Ltd. net income in its results of operations using the equity method of accounting. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The goodwill is not expected to be deductible as an operating expense for tax purposes.

The purchase price of the additional 40 percent of Schawk India, Ltd. acquired on July 1, 2006 was $2,371, consisting of $2,345 paid at closing and $26 of acquisition-related professional fees. The Company previously had recorded an equity-method investment in the India joint venture of $71, bringing the total investment to $2,442 as of July 1, 2006. The Company has completed a purchase price allocation based upon an internal assessment of tangible and intangible assets. A summary of the fair values assigned to the acquired assets is as follows:

Cash                                  $  151
Trade accounts receivable                104
Other current assets                      71
Fixed assets                             136
Goodwill                               2,340
Other assets                               2
Accounts payable                         (14)
Other current liabilities                (30)
Long-term debt                          (303)
Minority interest                        (15)
                                      ------
Total fair value of assets            $2,442
Less equity method prior investment      (71)
Less cash received                      (151)
                                      ------
Net cash purchase price               $2,220

The Company does not expect to incur any merger integration or exit costs in connection with this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company's consolidated results of operations.

SEVEN WORLDWIDE HOLDINGS, INC.

On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc. (Seven WorldWide), formerly known as KAGT Holdings, Inc. Seven Worldwide was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company's Class A common stock with a value of $70,520. The results of operations of Seven Worldwide, Inc since the date of acquisition are included in the Consolidated Statement of Operations. The acquisition resulted in the recognition of goodwill in the Company's financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company's existing operations. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was finalized during the first quarter of 2006, based on a fair value appraisal performed by an independent consulting firm.

During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities were closed in early 2006 in accordance with the Company's exit plan. A total of 712 employees were terminated during 2005 and in early 2006. In addition, the Company's management decided to market the Book and Publishing operations of the acquired company, since this business was outside the core business of the Company. Effective as of February 28, 2006, the Company sold substantially all of the operating assets of its Book and Publishing operations. See Footnote 11 - Discontinued Operations.

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve are employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The majority of the September 30, 2006 reserve balance related to employee severance will be paid during the next fiscal year. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015.

The following table summarizes the reserve recorded at January 31, 2005 and the activity through September 30, 2006:

                          Balance                                 Balance
                        January 31,                            December 31,
                            2005      Adjustments   Payments       2005
                        -----------   -----------   --------   ------------
Employee severance        $ 7,075        $5,092     ($6,721)      $ 5,446
Facility closure cost       4,715         3,969      (1,114)        7,570
                          -------        ------     -------       -------
Total                     $11,790        $9,061     ($7,835)      $13,016
                          =======        ======     =======       =======

                           Balance                               Balance
                        December 31,                            March 31,
                            2005       Adjustments   Payments      2006
                        ------------   -----------   --------   ---------
Employee severance         $ 5,446         $171      ($2,946)     $2,671
Facility closure cost        7,570           --         (860)      6,710
                           -------         ----      -------      ------
Total                      $13,016         $171      ($3,806)     $9,381
                           =======         ====      =======      ======

                         Balance                              Balance
                        March 31,                            June 30,
                           2006     Adjustments   Payments     2006
                        ---------   -----------   --------   --------
Employee severance        $2,671         --       ($1,702)    $  969
Facility closure cost      6,710         --        (1,056)     5,654
                          ------        ---       -------     ------
Total                     $9,381         --       ($2,758)    $6,623
                          ======        ===       =======     ======

                         Balance                               Balance
                        June 30,                            September 30,
                          2006     Adjustments   Payments        2006
                        --------   -----------   --------   -------------
Employee severance       $  969         --        ($457)        $  512
Facility closure cost     5,654         --         (448)         5,206
                         ------        ---        -----         ------
Total                    $6,623         --        ($905)        $5,718
                         ======        ===        =====         ======

During the quarter ended June 30, 2006, the Company settled a lawsuit related to pre-acquisition activities of Seven Worldwide, Inc., for which a pre-acquisition contingent liability in the amount of $2,120 had been recorded. This adjustment was recorded in the operating expense section of the Consolidated Statement of Operations for the nine month period ended September 30, 2006. See Footnote 12.

WEIR HOLDINGS LIMITED

On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir, which operates under the trade name "Winnetts", is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets. The results of operations of Winnetts since the date of acquisition are included in the Consolidated Statement of Operations.

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

The following table summarizes the activity in the reserve during 2005 and the first nine months of 2006:

                           Balance                                 Balance
                        December 31,                            December 31,
                            2004       Adjustments   Payments       2005
                        ------------   -----------   --------   ------------
Employee severance         $1,254          $ 65        ($902)      $  417
Facility closure cost       1,246           718         (632)       1,332
                           ------          ----      -------       ------
Total                      $2,500          $783      ($1,534)      $1,749
                           ======          ====      =======       ======

                           Balance                               Balance
                        December 31,                            March 31,
                            2005       Adjustments   Payments      2006
                        ------------   -----------   --------   ---------
Employee severance         $  417           --         ($98)      $  319
Facility closure cost       1,332           --          (85)       1,247
                           ------          ---        -----       ------
Total                      $1,749           --        ($183)      $1,566
                           ======          ===        =====       ======

                         Balance                              Balance
                        March 31,                            June 30,
                           2006     Adjustments   Payments     2006
                        ---------   -----------   --------   --------
Employee severance        $  319         --        ($319)     $   --
Facility closure cost      1,247         --          (71)      1,176
                          ------        ---        -----      ------
Total                     $1,566         --        ($390)     $1,176
                          ======        ===        =====      ======

                         Balance                               Balance
                        June 30,                            September 30,
                          2006     Adjustments   Payments        2006
                        --------   -----------   --------   -------------
Employee severance       $   --         --        $  --         $   --
Facility closure cost     1,176         --          (60)         1,116
                         ------        ---        -----         ------
Total                    $1,176         --         ($60)        $1,116
                         ======        ===        =====         ======

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company's priorities has been the integration of the acquired businesses into the Company's combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the nine month period ended September 30, 2006, the Company recorded acquisition integration expenses of $758, which are shown on a separate line in the operating expense section of the Consolidated Statement of Operations for the period ended September 30, 2006. The major items included in this expense are exit costs from the shut down of the Company's existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

OTHER ACQUISITIONS

During the nine month period ended September 30, 2006 the Company paid $688 of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.

NOTE 9. DEBT

The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. On September 30, 2006, $76,414 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.

The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the September 30, 2006 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in Long-term debt on the September 30, 2006 Consolidated Balance Sheet. The notes issued under both these agreements are unsecured.

The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of September 30, 2006.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its goodwill assets using SFAS No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142.") Under SFAS No. 142, the Company's goodwill assets are not amortized throughout the period, but are subject to an annual impairment test.

The Company's intangible assets subject to amortization are as follows:

                            Sept 30,   Dec 31,     Weighted
                              2006       2005    Average Life
                            --------   -------   ------------
Customer relationships      $39,434    $43,934     15.1 years
Digital Images                  914        882      5.0 years
Developed technologies          712        762      3.0 years
Non-compete agreements          681        681      3.5 years
Patents                         326        326     20.0 years
Trade Names                     308        157      2.0 years
                            -------    -------
                             42,375     46,742     14.4 years
Accumulated amortization     (7,112)    (4,519)
                            -------    -------
                            $35,263    $42,223

Amortization expense related to intangible assets was $876 and $2,593 for the three month and nine month periods ended September 30, 2006, respectively, compared to $1,114 and $2,912 for the three month and nine month periods ended September 30, 2005, respectively. Amortization expense for each of the next five fiscal years beginning October 1, 2006 is expected to be approximately $3,300 for fiscal year 2007, $3,000 for fiscal year 2008, $2,800 for fiscal years 2009 and 2010 and $2,500 for fiscal year 2011.

NOTE 11. DISCONTINUED OPERATIONS

Effective February 28, 2006, the Company sold certain operations including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. The operations were sold because they were considered to be outside of the Company's core business. Proceeds from the sale were $28,184. $26,279 was received at closing and $1,905, representing a working capital adjustment, was received in October 2006. No gain or loss was recorded as a result of the sale.

In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its assets and liabilities are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the three month and nine month periods ended September 30, 2006 and 2005 are as follows:

                                Three Months   Three Months
                                    Ended          Ended
                                  September      September
                                  30, 2006       30, 2005
                                ------------   ------------
Revenues                            $ --          $13,699
                                    ====          =======
Income (loss) from operations
   before income taxes              $(58)         $   978
                                    ====          =======

                                           Nine Months   Nine Months
                                              Ended         Ended
                                            September     September
                                             30, 2006      30, 2005
                                           -----------   -----------
Revenues                                     $8,465        $38,689
                                             ======        =======
Loss from operations before income taxes     $ (687)       $  (354)
                                             ======        =======

The carrying amounts of the major classes of assets and liabilities sold were as follows:

Current assets                           $16,189
Other non-current assets                   2,303
Intangible assets                         15,327
                                         -------
Assets of discontinued operations        $33,819
                                         =======
Current liabilities                      $ 5,635
                                         -------
Liabilities of discontinued operations   $ 5,635
                                         =======

NOTE 12. RESERVE REVERSAL FROM LITIGATION SETTLEMENT

Included in the operating expense section of the Consolidated Statement of Operations for the nine month period ended September 30, 2006, is $2,120 representing a reserve reversal. During the quarter ended June 30, 2006, the Company settled a lawsuit related to pre-acquisition activities of Seven Worldwide, Inc. A pre-acquisition contingent liability reserve in the amount of $2,120, previously recorded for this item, was no longer needed since the matter was settled without further liability to the Company.

NOTE 13. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" (FIN
48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will become effective for the Company on January 1, 2007. The Company is currently evaluating the impact of FIN 48.

NOTE 14. SUBSEQUENT EVENTS

The integration of its two recent major acquisitions, Winnetts and Seven Worldwide, continues to be a major focus of the Company. A restructuring charge, estimated to be $1.3 million to $2.2 million, is anticipated for the fourth quarter of 2006. The major component of the restructuring plan will be employee severance payments at certain of the Company's European operations.

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

                            EXECUTIVE-LEVEL OVERVIEW

Net sales decreased to $135 million in the third quarter of 2006 from $152 million in the third quarter of 2005. The earnings per share was $0.30 per fully diluted earnings per share in the third quarter of 2006 as compared to $0.32 earnings per fully diluted share in the third quarter of 2005.

In the 2006 third quarter, entertainment account revenue was $4.1 million lower than in the previous year's third quarter. Additionally, revenue from the Company's largest retail account was $3.3 million lower in the 2006 third quarter than in the previous year's third quarter, consistent with this client's previously announced intention to reduce overall advertising spending in 2006. The Company expects sales to this client will be lower by $3 to $4 million in the fourth quarter compared to the prior-year fourth quarter unless the client increases advertising spending.

Additionally, revenues from the East Coast facility that was closed in June 2006 were $2.4 million lower in the third quarter of 2006 compared to the prior period, as these accounts were sold along with the discontinued operations on February 28, 2006. The Company also experienced weakness in its European operations, where sales were down $1.7 million in the quarter. The balance of the decrease in sales from continuing operations in the third quarter of 2006 was due to softness in North American consumer products packaging accounts and advertising accounts. Exacerbating the decline in sales in the third quarter was the fact that certain new business wins from earlier in the year did not contribute to the period's revenue as much as anticipated. The Company expects to see more revenue from this new business in the fourth quarter of 2006.

Marketing and advertising spending by consumer products companies and retailers drives a majority of our revenues. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. Our business involves producing graphic images for various applications. Generally, a graphic image is created by us or a third party and then we manipulate that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSI's) and magazine ads. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

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

Effective February 28, 2006, the Company sold certain operations, including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. These operations represented approximately $62 million of revenues on an annual basis. The operations were sold because they were not strategic to the Company's future. Proceeds from the sale were $28,184. $26,279 was received at closing and $1,905, representing a working capital adjustment, was received in October 2006. No gain or loss was recorded as a result of the sale. These operations are treated as discontinued operations in the comparative consolidated statement of operations and therefore the revenues and expenses are removed from the respective categories on the statement of operations and netted on the line "Loss from discontinued operations" above the Net income line on the statement. Similarly, amounts from the prior year have been restated as Loss from discontinued operations in those periods. Therefore, all comparisons in this management's discussion and analysis of results of operations refer to amounts on the comparative consolidated statement of operations from continuing operations only.

In the first nine months of 2006 as compared to the first nine months of 2005 approximately 8% and 9%, respectively, of our total revenues came from our largest single client in the respective period. Our single largest client for the first nine months of 2006 reduced its business with us by $7.5 million as compared to the first nine months of 2005, as we anticipated. We currently expect this trend to continue as a result of the client's decision to substantially reduce its overall advertising budget. On a full year basis we expect revenues with this client to decrease to $35 million in 2006 from $55 million in 2005. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client's purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

ACQUISITIONS

We have grown our business through a combination of internal growth and acquisitions. We have completed approximately 50 acquisitions since our business was founded in 1953. Our two large recent acquisitions have significantly expanded our service offerings and our geographic presence, making us the only independent prepress firm with operations in North America, Europe and Asia. As a result of these acquisitions, we are able to offer a broader range of services to our clients. Our expanded geographic presence also allows us to better serve our multinational clients' demands for global brand consistency.

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

The principal objective in acquiring Winnetts and Seven Worldwide was to expand our geographic presence and our service offering. This expansion enables us to provide a more comprehensive level of customer service, to build a broader platform from which to grow our business and continue to pursue greater operating efficiencies. We have realized significant synergies and reduced operating expenses from the consolidation of duplicate facilities acquired in the Seven Worldwide acquisition and currently anticipate achieving further synergies and reduced operating expenses in the future. As part of the integration of the acquired businesses, we have recorded estimated exit reserves based on our consolidation plan. The major expenses included in the exit reserves are severance pay for employees of acquired facilities that will be merged with existing operations and lease termination expenses. In addition, we recorded acquisition integration expenses, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations, of $0.8 million for the nine month period ended September 30, 2006. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006 including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice. We also anticipate a restructuring charge, estimated at $1.3 million to $2.2 million, in the fourth quarter of 2006 related to employee severance at certain of our European operations. In connection with the sale of the book and publishing operations we received $26.3 million at closing on March 6, 2006 that we used to reduce the amount outstanding on our revolving credit facility.

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

INCOME TAXES. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies,, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management's judgment, it is not probable that our tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

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

STOCK OPTION EXPENSE. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method and therefore has not restated results for the prior periods. Under this transition method, stock-based compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, are based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for grants after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123(R), the Company did not recognize stock-based compensation expense in the Statement of Operations, rather the Company followed APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and indicated in the notes to the financial statements what the expense would have been had we elected to record stock-based compensation expense during those periods. Since all options issued in prior periods were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no expense was required to be recorded in the Statement of Operations.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three month period ended September 30, 2006 are $182 and $113 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. There was no significant effect on basic or diluted earnings per share for the three month period ended September 30, 2006 as a result of adopting Statement 123(R). For the nine month period ended September 30, 2006, the Company's income before income taxes and net income are $756 and $470 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine month period ended September 30, 2006 were both $0.02 lower than if the Company had continued to account for share-based compensation under Opinion 25.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See
Note 7 to the Consolidated Financial Statements (Unaudited) for a further discussion of stock-based compensation.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.

                                  SCHAWK, INC.
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                           2006       2005     $ CHANGE   % CHANGE
                                                         --------   --------   --------   --------
Net sales                                                $134,779   $151,644   ($16,865)   (11.1%)
Cost of sales                                              86,430     98,270    (11,840)   (12.0%)
                                                         --------   --------   --------
Gross profit                                               48,349     53,374     (5,025)    (9.4%)
Gross margin percentage                                      35.9%      35.2%
Selling, general and administrative expenses               32,546     36,419     (3,873)   (10.6%)
Acquisition integration expenses                               --      1,971     (1,971)      nm
                                                         --------   --------   --------
Operating income                                           15,803     14,984        819      5.5%
Operating margin percentage                                  11.7%       9.9%
Other income (expense)
Interest income                                                84        103        (19)   (18.4%)
Interest expense                                           (2,720)    (2,180)       540     24.8%
Other income (expense)                                         --         12        (12)      nm
                                                         --------   --------   --------
                                                           (2,636)    (2,065)       571     27.7%
                                                         --------   --------   --------
Income from continuing operations before income taxes      13,167     12,919        248      1.9%
Income tax provision                                        4,961      4,763        198      4.2%
Effective income tax rate                                    37.7%      36.9%
                                                         --------   --------   --------
Income from continuing operations                           8,206      8,156         50      0.6%
Income (loss) on discontinued operations, net of tax
   (benefit) expense of  ($1) in 2006 and $374 in 2005
   (note 11)                                                  (57)       604       (661)      nm
                                                         --------   --------   --------
Net income                                               $  8,149   $  8,760      ($611)    (7.0%)
                                                         ========   ========   ========    =====

nm = not meaningful

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Net sales decreased $16.9 million or 11.1% in the third quarter of 2006 as compared to the third quarter of the prior year. Entertainment account revenue was $4.1 million lower than in the previous year's third quarter. Additionally, revenue from the Company's largest retail account was $3.3 million lower in the 2006 third quarter than in the previous year's third quarter, consistent with this client's previously announced intention to reduce overall advertising spending in 2006. The Company expects sales to this client will be lower by $3 to $4 million in the fourth quarter compared to the prior-year fourth quarter unless the client increases advertising spending. Additionally, revenues from the East Coast facility that was closed in June 2006 were $2.4 million lower in the third quarter of 2006, as these accounts were sold along with the discontinued operations on February 28, 2006. The Company also experienced weakness in its European operations, where sales were down $1.7 million in the quarter. The balance of the decrease in sales from continuing operations in the third quarter of 2006 was due to softness in North American consumer products packaging accounts and advertising accounts. Exacerbating the decline in sales in the third quarter was the fact that certain new business wins from earlier in the year did not contribute to the period's revenue as much as anticipated. The Company expects to see more revenue from this new business in the fourth quarter of 2006.

Gross margin increased to 35.9 percent in the third quarter of 2006 from 35.2 percent in the prior year third quarter. The increase in gross margin was primarily due to cost reduction efforts at certain operating locations.

Operating income for the third quarter of 2006 increased 5.5% to $15.8 million compared to $15.0 million in the third quarter of 2006. The Company's overall operating margin percentage increased to 11.7% in the third quarter of 2006 compared to 9.9% in the third quarter of 2005 primarily due to a reduction in selling, general and administrative expenses and acquisition integration expenses recorded in 2005, partially offset by lower net sales. Selling, general and administrative expenses were lower primarily as a result of realizing synergies from the consolidation of duplicate facilities arising from the acquisitions of Seven Worldwide and Winnetts. Operating income was negatively impacted by lower than anticipated sales, operating losses of approximately $0.4 million at the East Coast facility and stock option expenses of $0.2 million as compared to the prior year. The East Coast facility was closed June 30 and certain client accounts were moved to other locations.

Other income (expense) resulted in a net other expense of $2.6 million in the third quarter of 2006 compared to a net other expense of $2.1 million in the third quarter of 2005. Interest expense of $2.7 million for the third quarter of 2006 increased $0.5 million compared to the same period in 2005. The increase in interest expense was from a combination of higher short-term borrowing rates and the amortization of the present value discount related to vacant property reserves included in the Seven Worldwide acquisition.

Income tax expense for the third quarter of 2006 was at an effective tax rate of 37.7% compared to an effective tax rate in the third quarter of 2005 of 36.9%. The increase in the effective tax rate was due to higher profits in higher tax jurisdictions than in the prior-year third quarter.

Income from continuing operations was higher in the third quarter of 2006 as compared to the third quarter of 2005 for the reasons previously described.

Income (loss) from discontinued operations was ($0.06) million and $0.6 million for the quarters ended September 30, 2006 and 2005, respectively.

Net income decreased to $8.1 million in the third quarter of 2006 compared to $8.8 million in the third quarter of 2005 for the reasons described above.

                                  SCHAWK, INC.
                COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                 $         %
                                                          2006       2005      CHANGE   CHANGE
                                                        --------   --------   -------   ------
Net sales                                               $408,628   $416,053   ($7,425)   (1.8%)
Cost of sales                                            264,807    270,161    (5,354)   (2.0%)
                                                        --------   --------   -------
Gross profit                                             143,821    145,892    (2,071)   (1.4%)
Gross margin percentage                                     35.2%      35.1%
Selling, general and administrative expenses             101,527    101,094       433     0.4%
Acquisition integration expenses                             758      3,772    (3,014)  (79.9%)
Reserve reversal from litigation settlement               (2,120)        --    (2,120)     nm
                                                        --------   --------   -------
Operating income                                          43,656     41,026     2,630     6.4%
Operating margin percentage                                 10.7%       9.9%
Other income (expense)
Interest income                                              280        254        26    10.2%
Interest expense                                          (8,039)    (5,958)    2,081    34.9%
Other income (expense)                                        --        498      (498)     nm
                                                        --------   --------   -------
                                                          (7,759)    (5,206)    2,553    49.0%
                                                        --------   --------   -------
Income from continuing operations before income taxes     35,897     35,820        77     0.2%
Income tax provision                                      13,550     13,425       125     0.9%
Effective income tax rate                                   37.7%      37.5%
                                                        --------   --------   -------
Income from continuing operations                         22,347     22,395       (48)   (0.2%)
Loss on discontinued operations, net of tax benefit
    of $241 in 2006 and $135 in 2005 (note 11)              (446)      (219)      227      nm
                                                        --------   --------   -------
Net income                                              $ 21,901   $ 22,176   ($  275)   (1.2%)
                                                        ========   ========   =======    ====

nm = not meaningful

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Net sales decreased 1.8% to $408.6 million compared to $416.1 million for the same period of the prior year, primarily due to a decline in sales to the Company's advertising and entertainment accounts, the reduction in overall advertising spending by the Company's largest retail client, lost revenue from resigned accounts at closed or sold facilities, and lower advertising account revenues due to lower spending levels on promotions compared to the nine months of 2005. Additionally, the acquisition of Seven Worldwide occurred at the end of January 2005. Therefore first-nine months 2005 results did not include Seven's month of January 2005 revenues and expenses. Seven contributed approximately $19.8 million of acquisition revenues from continuing operations in January 2006, increasing revenues for the first nine months of 2006. Excluding the $19.8 million of revenue in the month of January 2006 to make the periods comparable on a pro forma basis, sales from continuing operations decreased 6.6% from $416.1 million in 2005 to $388.8 million in 2006.

Gross margin for the first nine months of 2006 of 35.2% stayed approximately the same as compared to 35.1% in the first nine months of 2005.

Operating income for the nine months ended September 30, 2006 increased 6.4% to $43.7 million compared to $41.0 million for the nine months ended September 30, 2005. The Company's overall operating margin percentage increased to 10.7% for the first nine months of 2006 compared to 9.9% in comparable 2005 period primarily due to the reversal of a litigation reserve and lower acquisition integration expenses recorded in 2006. The increase in operating income was primarily due to the reversal of a litigation reserve (discussed below) and lower acquisition integration expenses. Operating income was negatively impacted by lower than anticipated sales and higher expenses, such as an additional month of selling, general and administrative expenses from the Seven operations and stock option expense of $0.8 million as compared to the prior year. The most significant items impacting operating income was lower overall sales as discussed above and a loss from our East Coast operation acquired in the acquisition of Seven Worldwide. This operation was closed in June of 2006.

The reserve reversal from litigation settlement referenced above resulted from the reversal of an accrual that increased operating income by $2.1 million pretax. The accrual related to a pre-acquisition contingency associated with a lawsuit from 1997 involving a former Seven Worldwide business. In accordance with accounting rules, the resolution of a pre-acquisition contingency is recognized in the statement of operations.

Other income (expense) for the nine months ended September 30, 2006 resulted in a net expense of $7.8 million compared to $5.2 million of net expense in the comparable 2005 period. Interest expense of $8.0 million for the first nine months of 2006 increased $2.1 million compared to the same period in 2005. The increase in interest expense was from a combination of higher short-term borrowing rates and amortization of the present value discount related to vacant property reserves included in the Seven Worldwide acquisition. There was also a non-recurring other income item of approximately $0.5 million in the nine months ended September 30, 2005.

Income tax expense for the nine months ended September 30, 2006 was at an effective tax rate of 37.7% compared to an effective tax rate of 37.5% the 2005 comparable period. The Company currently anticipates that the effective tax rate from continuing operations will be in the range of 37.7 percent to 38.7 percent for the full year of 2006.

Income from continuing operations was lower in the first nine months of 2006 as compared to the first nine months of 2005 for the reasons previously described.

Loss from discontinued operations was $0.4 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. There was no loss on disposal of the discontinued operations as the $26.3 million proceeds from the net assets sold equaled the book value of the net assets transferred to the buyer. The operations sold included the book and publishing operations of the former Seven Worldwide business that was acquired by the Company on January 31, 2005.

Net income decreased to $21.9 million for the nine months ended September 30, 2006 as compared to $22.2 million in the prior year comparable period for the reasons previously described.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had $7.3 million in consolidated cash and cash equivalents, compared to $7.5 million at December 31, 2005. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.

CASH PROVIDED BY OPERATING ACTIVITIES. Cash provided from operations was $11.1 million in the first nine months of 2006 compared to cash provided from operations of $14.2 million in the first nine months of 2005. Net cash provided by operating activities decreased primarily due to payments made during the period for severance and lease costs of facilities exited as a result of the Seven Worldwide and Winnetts acquisitions, payments of lease costs associated with vacant properties and the timing of payments to vendors, partially offset by tax refunds received. Depreciation and amortization expense in the first nine months of 2006 was $18.4 million as compared to $20.1 million in the first nine months of the prior year. The decrease in depreciation and amortization expense is primarily attributable to the disposition of the book and publishing operations during the first quarter of 2006.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Cash provided by investing activities was $4.6 million for the nine months ended September 30, 2006 compared to $215.9 million of cash used in investing activities during the comparable 2005 period. The cash provided by investing activities in the first nine months of 2006 includes $26.3 million proceeds from the sale of the book and publishing business during the first quarter. The cash used in investing activities in the first nine months of 2005 reflects the acquisition of Seven Worldwide, net of cash acquired, of $204.5 million. Capital expenditures were $18.0 million in the first nine months of 2006 compared to $14.6 million in the first nine months of 2005. The increase in capital expenditures in 2006 is due in part to the purchase of software and hardware for new accounting, costing and billing systems and equipment for the Anthem design office in York, England, as well as to the inclusion of capital expenditures of Seven Worldwide for an additional month in 2006 as compared to the prior year comparable period. Capital expenditures are anticipated to be in a range of $22.0 million to $24.0 million for all of 2006.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Cash used in financing activities in the first nine months of 2006 was $15.5 million compared to $205.4 million of cash provided by financing activities during the first nine months of 2005. The cash used in financing activities in the first nine months of 2006 reflects the pay-down of the revolving credit facility with the $26.3 million proceeds from the sale of the book and publishing operations in the first quarter of 2006. The cash provided by financing activities in the first nine months of 2005 includes $151.2 million of proceeds from new debt and $74.4 million of common stock issued to finance the Seven Worldwide acquisition.

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

DIVIDENDS AND SHARE REPURCHASES. Dividend payments on common stock were $2.6 million and $2.5 million for the nine month periods ended September 30, 2006 and 2005, respectively. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2006. The Company repurchased 62,500 shares of its shares for $1.2 million during the first nine months of 2006, pursuant to a general authorization from its Board of Directors.

REVOLVING CREDIT AGREEMENT AND OTHER INDEBTEDNESS. In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company's cash flow leverage ratio. This credit agreement replaced a $30.0 million unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115.0 million from $100.0 million to provide additional operating flexibility. $76.4 million was outstanding under the agreement at September 30, 2006 and is included in Long-term debt on the September 30, 2006 Consolidated Balance Sheet. Also, in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the September 30, 2006 Consolidated Balance Sheet.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing for acquisitions. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, due December 31, 2013, for $15.0 million and bearing interest at 4.90%, which closed in December 2003; and,
2) Tranche B, due April 30, 2014, for $10.0 million and bearing interest at 4.98%, which closed in April 2004. The total debt of $25.0 million issued under the private placement agreement is shown as Long Term Debt on the September 30, 2006 Consolidated Balance Sheet. Long-term debt decreased to $151.4 million at September 30, 2006 from $169.5 million at December 31, 2005 primarily as a result of reducing the debt with the proceeds of the sale of the discontinued operations. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE COMPANY

As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. As of September 30, 2006, the Company had purchased $1.2 million (62,500 shares) of its common stock pursuant to this general authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares repurchased by the Company during the first nine months of 2006:

            Total No.   Avg. Price   No. Shares Purchased
              Shares     Paid Per     as Part of Publicly
Period      Purchased      Share       Announced Program
------      ---------   ----------   --------------------
January           --          --               --
February          --          --               --
March          1,781      $23.15               --
April             --          --               --
May           62,500      $18.90               --
June              --          --               --
July              --          --               --
August            --          --               --
September         --          --               --
              ------      ------              ---
Total         64,281      $19.02               --
              ======      ======              ===

ITEM 6. EXHIBITS

A. EXHIBITS

EXHIBIT #                                DESCRIPTION
---------                                -----------
   3.1      Certificate of Incorporation of Schawk, Inc., as amended.
            Incorporated herein by reference to Exhibit 4.2 to Registration
            Statement No. 333-39113.

   3.3 By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

   4.1 Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

   10.1     Form of agreement for restricted stock awards under the 2006
            Long-term Incentive Plan *

   10.2     Form of agreement for stock option awards under the 2006 Long-term
            Incentive Plan *

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

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2006.

SCHAWK, INC.
(Registrant)


/s/ David A. Schawk
-------------------------------------
President, Chief Executive Officer
and Director


/s/ James J. Patterson
-------------------------------------
Senior Vice President and Chief
Financial Officer