Form 10-K
period 2006-12-31
SCHAWK INC
filed 2007-03-15
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 001-09335

SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	66-0323724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1695 River Road Des Plaines, Illinois	60018 (Zip Code)
(Address of principal executive office)

847-827-9494
(Registrant’s telephone number, including area code)

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

The aggregate market value on June 30, 2006 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $174,280,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 1, 2007, was 26,651,129

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held May 16, 2007 are incorporated by reference into Part III.

SCHAWK, INC

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

General

Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) operate in one operating business segment, Digital Imaging Graphics Arts, which serves consumer products packaging, advertising and promotional markets. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

The Company is one of the world’s largest independent brand image solutions companies. The Company delivers a broad range of digital pre-media graphic services through 151 locations in 12 countries across North America, Europe, Asia and Australia. The Company designs, creates and manages image and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and advertising materials. These services provide a vital interface between the creative and production processes and assure the production of consistent, high-quality graphic images. The Company believes these services enable our clients to bring their products to market more quickly, consistently and efficiently.

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

The Company acquired one of its largest competitors, Seven Worldwide, Inc. (“Seven”) (formerly Applied Graphics Technologies, Inc.) in January 2005 and the business of Winnetts from Weir Holdings, Inc. in December 2004. In February 2006, the Company sold certain operations, including substantially all of the pre-press services business being provided through its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005.

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

Graphic services.  Under the Schawk brand, graphic services encompasses a number of service offerings including traditional prepress business as well as high-end digital photography, color retouching and large format digital printing. Graphic service operations are located throughout North America, Europe and Asia. Graphic service business represented approximately 92% of our revenues in the twelve months ended December 31, 2006.

Brand strategy and creative design.  Under the Anthem Group brand, the Company offers brand consulting and creative design for packaging applications to Fortune 1000 consumer-products companies, food and beverage retailers and mass merchandisers. Anthem Group consists of leading creative design firms acquired since 1998 in Toronto and San Francisco, as well as start-ups in Chicago, New York, Singapore, Cincinnati and York, England. Anthem Group represented approximately 6% of our overall revenues in the twelve months ended December 31, 2006.

Enterprise products.  Three services that help differentiate Schawk from its competitors are digital asset management, workflow management and online proofing. These services are available through Schawk’s Digital Solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies and pharmaceutical companies. Through its integrated software solution, Blue, Digital Solutions works with clients to organize their digital assets, streamline their internal workflow and improve efficiency. The improved speed to market allows the consumer products companies to increase the number of promotions without increasing costs. Schawk also offers digital three-dimensional modeling of prototypes or existing packages for our consumer products clients. This service is branded as Schawk 3-D and is included in the enterprise products service offering. Enterprise products represented approximately 2% of our revenues in the twelve months ended December 31, 2006.

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

Over the course of our business history, the Company has developed strong relationships with many of the major converters and printers in the United States, Canada, Europe and Asia. As a result, the Company has compiled an extensive proprietary database containing detailed information regarding the specifications, capabilities and limitations of printing equipment in the markets we serve around the world. This database enables us to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to the color separation work to account for irregularities or idiosyncrasies in the printing presses of each of the clients’ converters. The Company’s database also enhances our ability to ensure the consistency of our clients’ branding strategies. The Company strives to afford our clients total control over their imaging processes with customized and coordinated services designed to fit each individual client’s particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client’s printed matter are maintained.

During 2006, the Company operated primarily in four geographic areas: the United States, Canada, Europe and Asia. Summary financial information for continuing operations by geographic area is contained in note 20 to the Company’s consolidated financial statements.

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

The Company has direct client relationships.  While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with our clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2006, the Company had 93 on-site locations staffed by approximately 267 Schawk employees. The Company’s direct client relationships enable us to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

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

The Company has unique global capabilities.  The Company has 151 locations in 12 countries across 4 continents. The Company has combined this global platform with our proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their production internationally. The Company’s global presence and proprietary databases help ensure consistent brand imaging for our clients around the world.

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

Acquisitions

The Company’s profitability and access to capital have enabled us to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. In our 53-year business history, the Company has integrated approximately 50 graphic and imaging businesses into our operations. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client service or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets. Our acquisitions in 2005 of Winnetts and Seven Worldwide, Inc. have increased our ability to meet and adapt to client needs and industry trends by:

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

In July 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati.

The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. In July 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services.

Marketing and Distribution

The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 200 direct salespersons and 490 client service technicians who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. The Company’s salespersons and client service technicians share responsibility for marketing our offerings to existing and potential clients, thereby fostering long-term institutional relationships with our clients.

Clients

The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. Many of our clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding our clients and converters. Management believes that this role has enabled us to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of our services and have worked closely with us to reduce required lead-time, thereby lowering their costs. End-use clients often select and use us to ensure better control of their packaging or other needs and depend on us to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. Schawk has established 93 on-site locations at or near clients that require high volume, specialized service. As our art production services continue to expand, the Company anticipates that it will further develop our on-site services.

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

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. During 2005 and 2006, our largest client accounted for approximately 10% and 9% of our total revenues, respectively, and the 10 largest clients in the aggregate accounted for approximately 35% and 39% of revenues, respectively.

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

As requirements of speed, consistency and efficiency continue to be critical, along with the recognition of the importance of focusing on their core competencies, we believe clients have increasingly recognized that Schawk provides services at a rate and cost that makes outsourcing more cost effective and efficient.

Research and Development

The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in our industry that have applications for consumer products packaging. To build upon our leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at our operating facilities. The Company continually invests in new technology designed to support our high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. Blue and Schawk 3-D are examples of our commitment to research and development. Total research and development spending is not material.

As an integral part of our commitment to research and development, the Company supports its internal Schawk Technical Advisory Board, as it researches and evaluates new technologies in the graphic arts and telecommunications industries. This board meets quarterly to review new equipment and programs, and then disseminates the information to the entire Company and to clients as appropriate.

Employees

As of December 31, 2006, Schawk had approximately 3,500 employees. Of this number, approximately 13% are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. Our union employees are vital to our operations. Collective bargaining agreements covering our union employees in four facilities are subject to renegotiations. The Company considers our relationships with our employees and unions to be good.

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

Seasonality and Cyclicality

The Company’s digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. Increasingly, as demand for new products increases, traditional cycles related to timing of major brand redesign activity has gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality has historically existed in that the months of December and January were typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. This seasonality in our business is expected to be offset by the increase in holiday related business with respect to the retail portion of our business in the fourth quarter. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, our advertising business declines.

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2006, materials and supplies accounted for $37.8 million or approximately 10.6% of the Company’s cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents. The trademarks “Schawk,” “Blue” and “PaRTS” and the trade names “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,”, “Anthem Cincinnati,” “Anthem York,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Chromart,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk Digital Solutions,” “Schawk India,” “Schawk Japan,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Interchange,” “Interchange Digital,” “Interchange Digital Management Services,” “Laserscan” and “Winnetts,” are the most significant trademarks and trade names used by the Company or its subsidiaries.

Available Information

The Company’s website is www.schawk.com, where investors can obtain copies of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company has filed such materials with, or furnished them to, the SEC. The Company will also furnish a paper copy of such filings free of charge upon request.

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

The Company’s ten largest clients accounted for approximately 35% of our revenues in 2005 and 39% of revenues for 2006. In 2005 and 2006, approximately 10% and 9%, respectively, of total revenues came from the Company’s largest single client in the respective period. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. Any termination of or significant reduction in our business relationships with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

The Company’s foreign operations are subject to currency exchange, political, investment and other risks that could hinder the Company from transferring funds out of a foreign country, delay our debt service payments, cause the Company’s operating costs to increase and adversely affect its results of operations.

The Company’s foreign operations have expanded significantly as a result of our acquisition of the business of Winnetts from Weir Holdings, Inc. in December 2004 and our acquisition of Seven Worldwide, Inc. in January 2005. The Company now operates in twelve countries. For 2006, consolidated net sales from operations outside North America were approximately $103 million, which represented approximately 19% of our consolidated net sales. As a result of the Company’s foreign operations, the Company is subject to certain risks which could disrupt its operations or force it to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations.

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

Continued rapid growth will place a significant strain on our financial and other resources and could result in significant operating losses. Since December 31, 2003, the size of the Company’s employee base has increased 150%. Further increases are anticipated in the future, either through organic growth or through the carefully targeted acquisitions of companies that meet our acquisition criteria. In order to manage the growth of our client services staff, the Company will need to continue to improve its operational, financial and other internal systems. If the Company’s management is unable to manage growth effectively and revenues do not increase sufficiently to cover our increased expenses, the Company’s operations could be adversely affected.

The Company may encounter difficulties arising from future acquisitions or consolidation efforts.

During the past several years, the Company has invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including:

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

The Company’s continued success also will depend on retaining the highly skilled employees that are critical to the continued advancement, development and support of our client services and ongoing sales and marketing efforts. Any loss of a significant number of our client service, sales or marketing professionals could negatively affect our business and prospects. Although the Company generally has been successful in its recruiting efforts, the Company competes for qualified individuals with companies engaged in our business lines and with other technology, marketing and manufacturing companies. Accordingly, the Company may be unable to attract and retain suitably qualified individuals, and our failure to do so could have an adverse effect on our ability to implement our business plan. If, for any reason, these officers or key employees do not remain with us, our operations could be adversely affected until suitable replacements with appropriate experience can be found.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce our products and services, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

The Company is subject to risk of work stoppages and other labor relations matters, particularly in the U.S. and Canada where approximately 17% of our employees are unionized. Any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations.

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

ITEM 1b.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases the following office and operating facilities:

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

Addison, Texas	3,400	Leased	Operating Facility	Month-to-month	Schawk U.S.A.
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Schawk Belgium
Battle Creek, Michigan	8,862	Leased	Operating Facility	August, 2007	Schawk U.S.A.
Bristol, U.K	9,200	Leased	Subletting	September, 2014	Schawk U.K.
Carlstadt, New Jersey	46,000	Vacant	Operating Facility	February, 2011	N/A
Chennai, India	10,682	Leased	Operating Facility	October, 2007	Schawk Asia
Cherry Hill, New Jersey	10,000	Leased	Operating Facility	January, 2009	Schawk U.S.A.
Chicago, Illinois	45,000	Leased	Vacant	September, 2009	N/A
Chicago, Illinois	66,000	Leased	Operating Facility	June, 2009	Ambrosi
Chicago, Illinois	42,000	Leased	Operating Facility	June, 2019	Schawk U.S.A.
Chicago, Illinois	87,000	Owned	Operating Facility	N/A	Ambrosi
Chicago, Illinois	11,900	Leased	General Offices	April, 2010	General Offices
Cincinnati, Ohio	74,200	Leased	Operating Facility	August, 2009	Schawk U.S.A.
Cincinnati, Ohio	12,000	Leased	Operating Facility	August, 2009	Schawk U.S.A.
Cincinnati, Ohio	13,200	Leased	Operating Facility	February, 2009	Anthem U.S.A.
Crystal Lake, Illinois	78,800	Owned	Leased	N/A	N/A
Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	Corporate Office
Des Plaines, Illinois	55,000	Leased	Operating Facility	December, 2010	Schawk U.S.A.
Foster City, California	7,800	Leased	Vacant	May, 2008	N/A
Grand Rapids, Michigan	N/A	Owned	Vacant Lot	N/A	N/A
Hackettstown, NJ	3,000	Leased	Operating Facility	June, 2009	Anthem U.S.A.
Kalamazoo, Michigan	67,000	Owned	Operating Facility	N/A	Schawk U.S.A.

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

Kobe, Japan	800	Leased	Operating Facility	February, 2007	Anthem Asia
Leeds, U.K	16,200	Leased	Operating Facility	January, 2010	Schawk U.K.
Lithia Springs, Georgia	79,700	Leased	Operating Facility	July, 2009	Ambrosi
London, U.K	42,700	Leased	Operating Facility	March, 2015	Schawk U.K.
London, U.K	4,000	Leased	Vacant	November, 2009	Schawk U.K.
Los Angeles, California	100,500	Owned	Operating Facility	N/A	Schawk U.S.A.
Manchester, U.K	45,200	Leased	Operating Facility	September, 2023	Schawk U.K.
Minneapolis, Minnesota	31,000	Owned	Operating Facility	N/A	Schawk U.S.A.
Mississauga, Canada	58,000	Leased	Operating Facility	December, 2014	Schawk Canada
Nashua, NH	3,000	Leased	Operating Facility	November, 2008	Schawk U.S.A.
New Berlin, Wisconsin	43,000	Leased	Operating Facility	June, 2008	Schawk U.S.A.
New York, New York	10,000	Leased	Operating Facility	December, 2008	Schawk U.S.A.
New York, New York	52,500	Leased	Subletting	December, 2012	N/A
New York, New York	8,000	Leased	Subletting	January, 2011	N/A
New York, New York	6,400	Leased	Operating Facility	Month-to-month	Ambrosi
New York, New York	5,000	Leased	Operating Facility	May, 2010	Anthem U.S.A.
Newcastle, U.K	17,000	Leased	Operating Facility	September, 2015	Schawk U.K.
N. Ryde, Australia	13,900	Leased	Operating Facility	May, 2008	Schawk Australia
Orlando, Florida	12,000	Owned	Leased	N/A	N/A
Penang, Malaysia	2,330	Owned	Operating Facility	N/A	Schawk Asia
Penang, Malaysia	34,000	Owned	Operating Facility	N/A	Schawk Asia
Penang, Malaysia	1,706	Owned	Operating Facility	N/A	Schawk Asia
Plano, Texas	12,300	Leased	Subletting	December, 2011	N/A
Pontiac, Illinois	24,900	Owned	Vacant	N/A	N/A
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	Schawk Mexico
Redmond, Washington	24,000	Leased	Operating Facility	April, 2017	Schawk U.S.A.
Roseville, Minnesota	28,000	Leased	Operating Facility	May, 2007	Schawk U.S.A.
San Francisco, CA	18,200	Leased	Operating Facility	April, 2010	Schawk U.S.A.
San Francisco, CA	8,100	Leased	Operating Facility	September, 2008	Anthem U.S.A.
San Francisco, CA	21,200	Leased	Operating Facility	May, 2008	Ambrosi
Santa Ana, CA	9,645	Leased	Operating Facility	July, 2011	Anthem U.S.A.
Shanghai, China	19,400	Leased	Operating Facility	November, 2008	Schawk Asia
Shenzhen, China	7,100	Leased	Operating Facility	December, 2008	Schawk Shenzhen
Shenzhen, China	11,300	Leased	Operating Facility	July, 2008	Anthem Shenzhen
Singapore	7,500	Leased	Operating Facility	January, 2008	Schawk Asia
Slough, U.K	3,000	Leased	Subletting	January, 2010	Schawk U.K.
Smyrna, Georgia	25,200	Leased	Operating Facility	October, 2008	Schawk U.S.A.
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2007	Schawk U.S.A.
Sterling Heights, MI	26,400	Leased	Operating Facility	May, 2008	Schawk U.S.A.
Swindon, U.K	39,000	Leased	Subletting	September, 2018	Schawk U.K.
Toronto, Canada	8,300	Leased	Operating Facility	January, 2010	Anthem Canada
Toronto, Canada	17,500	Leased	Operating Facility	November, 2007	Schawk Canada
Tunbridge Wells, U.K	6,400	Leased	Subletting	March, 2009	Schawk U.K.

ITEM 3.	LEGAL PROCEEDINGS

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

No items were submitted to a vote of security holders for the three months ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company has approximately 1,065 stockholders of record as of March 1, 2007.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

Quarter Ended:	2006 High/Low	2005 High/Low

March 31	$26.22 - 20.27	$21.98 - 17.70
June 30	26.15 - 17.34	26.00 - 17.96
September 30	19.57 - 15.11	24.75 - 19.64
December 31	20.97 - 17.58	21.40 - 17.05

Dividends Declared per Class A Common Share

Quarter Ended:	2006	2005

March 31	$0.0325	$0.0325
June 30	0.0325	0.0325
September 30	0.0325	0.0325
December 31	0.0325	0.0325

Total	$0.1300	$0.1300

The table below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with the cumulative total return of the Russell 2000 Index and a peer group of companies comprised of the following: Bemis Inc., Bowne & Co., Matthews International Corp., and Multi-Color Corp. (the “Peer Group” Index”). The companies in the Peer Group Index have been chosen due to their similar lines of business.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2006

*	The graph assumes that $100 was invested on December 31, 2001 in each of Schawk Inc. common stock, the Russell 2000 Index and the Peer Group Index, and that all dividends were reinvested. The Peer Group Index is weighted by market capitalization.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2006, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Number of
	Securities to be		Number of
	Issued Upon	Weighted-Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	3,151	$12.11	856
Equity compensation plans not approved by security holders	—	—	—

TOTAL	3,151	$12.11	856

Purchases of Equity Securities by the Company

The Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. As of December 31, 2006, the Company had purchased $1.2 million (62,500 shares) of its common stock pursuant to this general authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the

Company by certain employee and director stockholders in payment of stock options exercised. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock

The following table summarizes the shares repurchased by the Company during 2006:

			No. Shares	Dollar Value of
	Total No.	Avg. Price	Purchased as Part	Shares That may be
	Shares	Paid per	of Publicly	Purchased Under
Period	Purchased	Share	Announced Program	Program

January	—	—	—	—
February	—	—	—	—
March	1,781	$23.15	—	—
April	—	—	—	—
May	62,500	$18.90	—	—
June	—	—	—	—
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—

2006 Total	64,281	$19.02	—	—

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006(1)	2005(2)	2004(3)	2003	2002
		(In thousands, except per share amounts)

CONSOLIDATED INCOME STATEMENT INFORMATION
Net sales	$548,406	$562,104	$238,345	$201,031	$186,189
Income from continuing operations	29,523	29,687	22,678	16,984	13,531
Income per common share from continuing operations:
Basic	$1.12	$1.16	$1.05	$0.79	$0.63
Diluted	$1.08	1.10	1.01	0.78	0.62
CONSOLIDATED BALANCE SHEET INFORMATION
Total assets	538,246	558,818	220,763	159,691	160,470
Long-term debt and capital lease obligations	140,763	169,579	39,964	21,021	37,232
OTHER DATA
Cash dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13

(1)	Consolidated Income Statement and Balance Sheet Information was impacted by the disposition of the Book and Catalogue operations on February 28, 2006. See Note 4 to the Consolidated Financial Statements.

(2)	Consolidated Income Statement and Consolidated Balance Sheet Information was impacted by the acquisition of Seven Worldwide on January 31, 2005 and the acquisition of Winnetts on December 31, 2004. See Note 3 to the Consolidated Financial Statements.

(3)	Consolidated Balance Sheet Information was impacted by the acquisition of Winnetts on December 31, 2004. See Note 3 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company’s services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry, the stability of political conditions in Asia and other foreign countries in which the Company has production capabilities, terrorist attacks and the U.S. response to such attacks, as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

EXECUTIVE-LEVEL OVERVIEW

A majority of our revenues are driven by marketing and advertising spending by consumer product companies and retailers. The markets served are consumer product manufacturers and pharmaceutical, entertainment, retail and publishing companies. Our business involves producing graphic images for various applications. Generally, a graphic image is created by us or a third party and then the Company manipulates that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including free standing inserts (FSI’s) and magazine ads.

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

Historically, a substantial majority of our revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back To School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related “banners” that are added to food and beverage packaging, such as “heart healthy,” ”low in carbohydrates,” “enriched with essential vitamins,” “low in saturated fat” and “caffeine free.” All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

As a result of our most recent acquisitions described below, the Company has increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under “— Acquisitions” and “— Results of Operations”, the altered mix of services following our acquisitions of Winnetts and Seven has impacted our results of operations in 2005 and 2006 and will continue to impact our results of operations in the future. The Company continues to review its operations to identify potential dispositions of assets that fail to meet our criteria for growth and profitability.

The Company’s ten largest clients accounted for approximately 35% of our revenues in 2005 and 39% of our revenues in 2006. In 2005 and 2006, approximately 10% and 9%, respectively, of our total revenues came from our largest single client in the respective period. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions

The Company has grown our business through a combination of internal growth and acquisitions. Schawk has completed approximately 50 acquisitions since 1965. The Company’s recent acquisitions have significantly expanded our service offerings and our geographic presence, making us the only independent prepress firm with operations in North America, Europe and Asia. As a result of these acquisitions, the Company is able to offer a broader range of services to our clients. Our expanded geographic presence also allows us to better serve our multinational clients’ demands for global brand consistency.

WBK, Inc.  On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati.

Anthem York In January 2006, the Company acquired certain operating assets of the internal design agency operation of Nestle UK and entered into a design services agreement with this client. This operation is known as Anthem York.

Schawk India The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. On July 1, 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services.

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

Winnetts.  On December 31, 2004, The Company acquired certain assets and the business of Weir Holdings, Ltd., known as “Winnetts”, a UK based graphic services company with operations in 6 locations in the UK, Belgium and Spain. The acquisition price was $23,338. Winnetts is our first operation in Europe. Since the acquisition occurred as of the close of business on December 31, 2004, there are no results of operations for Winnetts in our 2004 statement of operations.

The principal objective in acquiring Winnetts and Seven Worldwide was to expand our geographic presence and our service offering. This expansion enables us to provide a more comprehensive level of customer service, to build a broader platform from which to grow our business and continue to pursue greater operating efficiencies.

The Company began work on a consolidation plan before the acquisition of Seven Worldwide was finalized, recording an exit reserve of approximately $20,900 based on the plan. The major expenses included in the exit reserve were severance pay for employees of acquired facilities that were merged with existing Schawk operations and lease termination expenses (See Note 3 to the Consolidated Financial Statements for further discussion). The Company realized significant synergies and reduced operating costs from the closing of nine US and UK operating facilities and the downsizing of several other operating facilities in 2005 and early 2006 and the elimination of the Seven Worldwide corporate headquarters in New York City. In addition, the Company recorded acquisition integration and restructuring expenses which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations of $6,898 and $3,933 for the years ended December 31, 2005 and December 31, 2006, respectively. The major items included in this expense were severance pay for employees at legacy Schawk, Inc. facilities that had been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

In connection with Schawk’s financing of the Seven Worldwide acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, which was expanded to $115,000 on April 15, 2005. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. As of December 31, 2006 there was $142,940 of debt outstanding, of which $140,763 was considered long-term.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

			$	%
	2006	2005	Change	Change
	(In thousands)

Net sales	$548,406	$562,104	$(13,698)	(2.4)%
Cost of sales	355,375	367,455	(12,080)	(3.3)%

Gross profit	193,031	194,649	(1,618)	(0.8)%
Gross margin percentage	35.2%	34.6%
Selling, general and administrative expenses	135,728	132,559	3,169	2.4%
Acquisition integration and restructuring expenses	3,933	6,898	(2,965)	(43.0)%
Reserve reversal from litigation settlement	(5,120)	—	(5,120)	nm

Operating income	58,490	55,192	3,298	6.0%
Operating margin percentage	10.7%	9.8%
Other income (expense)
Interest and dividend income	467	359	108	30.1%
Interest expense	(10,716)	(8,599)	(2,117)	(24.6)%
Other income (expense)	—	498	(498)	nm

	(10,249)	(7,742)	(2,507)	(32.4)%
Income from continuing operations before income taxes	48,241	47,450	791	1.7%
Income tax provision	18,718	17,763	955	5.4%

Income from continuing operations	29,523	29,687	(164)	(0.6)%
Income (loss) from discontinued operations	(1,135)	785	(1,920)	nm

Net income	$28,388	$30,472	$(2,084)	(6.8)%

Effective income tax rate	38.8%	37.4%

nm — Percentage not meaningful

Net sales decreased 2.4% to $548,406 compared to $562,104 in the prior year, primarily due to a decline in sales to the Company’s advertising and entertainment accounts, the reduction in overall advertising spending by the Company’s largest retail client, lost revenue from resigned accounts at closed or sold facilities, and lower advertising account revenues due to lower spending levels on promotions compared to the twelve months of 2005. Additionally, the acquisition of Seven Worldwide occurred at the end of January 2005. Therefore results for the twelve months of 2005 did not include Seven’s month of January 2005 revenues and expenses. Seven contributed approximately $19,800 of revenues from continuing operations in January 2006, increasing revenues for the full year 2006. Excluding the $19,800 of revenue in the month of January 2006 to make the periods comparable on a pro forma basis, sales from continuing operations decreased 6.0% from $562,104 million in 2005 to $528,606 in 2006.

Gross margin from continuing operations for the twelve months of 2006 was 35.2% as compared to 34.6%in the prior-year period. The increase in the gross profit percentage was due mainly to cost reduction efforts at certain locations and the realization of synergies resulting from acquisition integration efforts.

Operating income from continuing operations increased to $58,490 in 2006 from $55,192 in 2005, an increase of 6.0 percent. The increase in operating income was primarily due to the reversal of two litigation reserves and lower acquisition integration and restructuring expenses, partially offset by an increase in selling, general and administrative expenses. The litigation reserves related to pre-acquisition contingencies associated with the acquisition of Seven Worldwide in January of 2005, which were settled in 2006. The increase in selling general and administrative expenses was due primarily to stock option expense of $1.1 million recorded in 2006 as a result of the implementation of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” on January 1, 2006, an additional month of selling, general and administrative expenses in 2006 from the Seven operations, the addition of selling, general and administrative expenses of two design firms acquired in 2006 and an increase in legal and professional fees.

During the year ended December 31, 2006, the Company recorded acquisition integration and restructuring expenses of $1,848, which are included in the Acquisition integration and restructuring expense line in the operating expense section of the Consolidated Statement of Operations. The major items included in this expense are exit costs from the shut down of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, professional fees for accounting, human resource, and integration planning advice and exit costs related to the shut down of the Company’s East Coast operating facility in June 2006.

During the year ended December 31, 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production and administrative functions. The restructuring charge is included in Acquisition integration and restructuring expenses on the Consolidated Statement of Operations. The Company anticipates a reduction in selling, general and administrative expenses in the form of lower compensation expense in future periods. The Company made payments of approximately $980 in 2006 and anticipates paying out the remaining $1,105 of the reserve balance in 2007.

Other income (expense) for the year ended December 31, 2006 resulted in a net expense of $10,249 compared to $7,742 of net expense in the comparable 2005 period. Interest expense of $10,716 for the year ended December 31, 2006 increased $2,117 compared to the same period in 2005. The increase in interest expense was from a combination of higher short-term borrowing rates and amortization of the present value discount related to vacant property reserves included in the Seven Worldwide acquisition. There was also a non-recurring other income item of approximately $498 in the year ended December 31, 2005.

Income tax provision for the year ended December 31, 2006 was at an effective tax rate of 38.8% compared to an effective tax rate of 37.4% for the year ended December 31, 2005. The increase in the effective tax rate was due to higher state income tax rates due in part to the sale of the discontinued operations.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

			$	%
	2005	2004	Change	Change
	(In thousands)

Net sales	$562,104	$238,345	$323,759	135.8%
Cost of sales	367,455	137,017	230,438	168.2%

Gross profit	194,649	101,328	93,321	92.1%
Gross margin percentage	34.6%	42.5%
Selling, general and administrative expenses	132,559	63,536	69,023	108.6%
Acquisition integration and restructuring expenses	6,898	—	6,898	nm

Operating income	55,192	37,792	17,400	46.0%
Operating margin percentage	9.8%	15.9%
Other income (expense)
Interest and dividend income	359	188	171	91.0%
Interest expense	(8,599)	(1,960)	(6,639)	nm
Other income (expense)	498	—	498	nm

	(7,742)	(1,772)	(5,970)	nm
Income from continuing operations before income
taxes	47,450	36,020	11,430	31.7%
Income tax provision	17,763	13,342	4,421	33.1%

Income from continuing operations	29,687	22,678	7,009	30.9%
Income from discontinued operations	785	—	785

Net Income	$30,472	$22,678	$7,794	34.4%

Effective income tax rate	37.4%	37.0%

nm — Percentage not meaningful

Net sales for the year ended December 31, 2005, were $562,104 compared to $238,345 for the prior year, a 135.8  % increase. The growth in sales was primarily from acquired businesses. Schawk’s direct consumer products packaging related business was strong in 2005, as a result of increased demand from both new product introductions by consumer products companies and from regulatory requirements like trans fats disclosures on food packages. In addition, the Company won new accounts in 2005 and realized the full year impact of new accounts won in 2004.

Gross margin for the year ended December 31, 2005, was 34.6% compared to 42.5% in the prior year. The lower gross margin is primarily due to the acquisitions of Seven Worldwide and Winnetts which historically have had lower gross margins.

Operating income for 2005 was $55,192 versus $37,792 in 2004. The increase in operating income was primarily due to the acquired companies. Selling, general and administrative expenses increased $69,023 or 108.6% as compared to the prior year. The increase in operating expenses was primarily due to the acquired businesses. The operating margin for 2005 was 9.8% compared to 15.9% in the prior year resulting from lower margins realized in the Seven and Winnetts businesses acquired.

During the year ended December 31, 2005, the Company recorded acquisition integration expenses of $6,898, which are included in the Acquisition integration and restructuring expense line in the operating expense section of the Consolidated Statement of Operations. The major items included in this expense were severance pay for employees at legacy Schawk Inc facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

Other income (expense) for the year ended December 31, 2005, was $7,742 of expense, compared to $1,772 of expense in the prior year. The $5,970 increase in expense is due to increased interest expense from additional indebtedness incurred in 2005 in connection with the acquired businesses.

Income tax provision for the year ended December 31, 2005, was at an effective rate of 37.4% as anticipated. The effective rate in 2004 was 37.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had $10,177 in consolidated cash and cash equivalents, compared to $7,519 at December 31, 2005.

Cash provided by (used in) Operating Activities

Cash provided by operations was $33,411 in 2006 compared to cash provided by operations of $34,781 in 2005. The decrease in cash provided by operations is primarily due to the lower net income in 2006 compared to 2005.

Depreciation and amortization expense in 2006 was $24,711 as compared to $27,049 in the prior year. The decrease in depreciation and amortization expense is attributable to the sale of the Company’s Book and Publishing operations in the first quarter of 2006.

Cash used in Investing Activities

Cash used in investing activities was $7,002 for the year ended December 31, 2006 compared to $225,734 of cash used in investing activities during the year ended December 31, 2005. The cash used in investing activities during 2006 reflects three small acquisitions, totaling $9,747. The cash used in investing activities during 2005 reflects the acquisitions of Seven Worldwide, net of cash acquired, for $204,408. Capital expenditures were $29,771 in 2006 compared to $22,158 in 2005. The increase in capital expenditures in 2006 is due in part to the purchase of software and hardware for new accounting, costing and billing systems and a new printing press, as well as to the inclusion of capital expenditures of Seven Worldwide for an additional month in 2006 as compared to the prior year comparable period. The cash used in investing activities during 2006 was reduced by proceeds in the amount of $28,184 from the sale of the book and publishing business during the first quarter.

Cash provided by Financing Activities

Cash used in financing activities was $24,070 for 2006 compared to cash provided by financing activities of $191,394 in 2005. The cash used in financing activities in 2006 reflects the pay-down of the revolving credit facility with the $28,184 proceeds from the sale of the book and publishing operations in the first quarter. The cash provided by financing activities in 2005 includes $151,825 of proceeds from new debt and $70,520 of common stock issued to finance the Seven Worldwide acquisition.

Dividend payments on common stock were $3,424 in 2006 compared to $3,354 in 2005. The increase in the dividends paid was due to a greater number of shares outstanding in 2006 as compared to 2005.

In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. This credit agreement replaced a $30,000 unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115 million from $100 million to provide additional flexibility to the Company. $67,891 was outstanding under the agreement at December 31, 2006 and is included in Long-term debt on the December 31, 2006 Consolidated Balance Sheet.

Also in January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the December 31, 2006 Consolidated Balance Sheet.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, for $15,000 and bearing interest at 4.90%, which closed in December 2003; and, 2) Tranche B, for $10,000 and bearing interest at 4.98%, which closed in April 2004. The Tranche A note is payable in annual installments of $2,143 from 2007 to 2013. The Tranche B note is payable in annual installments of $1,429 from 2008 to 2014. The $2,143 installment of the Tranche A note due in 2007 is included in Current portion of long-term debt and capital lease obligations on the December 31, 2006 Consolidated Balance Sheet. The remaining debt of $22,857 issued under the private placement agreement is shown as Long Term Debt on the December 31, 2006 Consolidated Balance Sheet.

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

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

		Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt Obligations	$142,899	$2,148	$7,145	$105,033	$28,573
Capital Lease Obligations	44	31	13	—	—
Operating Lease Obligations	71,065	15,847	22,327	12,101	20,790
Purchase Obligations	2,347	2,347	—	—	—
Deferred Compensation	1,623	26	18	11	1,568

Total	$217,978	$20,399	$29,503	$117,145	$50,931

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

Accounts Receivable.  Our clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represents more than 9% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on past collection history and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $4,621 was established at December 31, 2006, compared to an allowance of $5,940 at December 31, 2005. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense.

Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. A change in the Company’s business climate in future periods, including a general downturn in one of the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

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

The Company performed the required impairment test of goodwill in 2006, 2005 and 2004 and did not record an impairment charge.

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

Stock-Based Compensation.  As of December 31, 2006, the Company had three stock-based compensation plans which are described more fully in Note 18 to the Consolidated Financial Statements. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R),“Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the year ended December 31, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration. In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of nonvested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change.

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

Exit Reserves.  The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve-month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact this Interpretation is not yet complete, we do not anticipate it will have a material impact on the Company’s retained earnings at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Impact of Inflation

The Company believes that over the past three years inflation has not had a significant impact on the Company’s results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

The Company has $67.9 million of variable rate debt outstanding at December 31, 2006 and expects to use its variable rate credit facilities during 2007 and beyond to fund acquisitions and cash flow needs. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. A 1.0% increase in short term interest rates would add $679 of interest cost annually based on the variable rate debt outstanding at December 31, 2006.

Foreign Exchange Exposure

The Company has foreign operations that expose it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in foreign exchange rates would not have material effect on the Company’s financial position, results of operations or cash flows.

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

/s/ David A. Schawk	/s/ James J. Patterson
David A. Schawk	James J. Patterson
President and Chief Executive Officer Principal Executive Officer	Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Schawk, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
March 15, 2007

Schawk, Inc.

Consolidated Balance Sheets

	December 31
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,177	$7,519
Trade accounts receivable, less allowance for doubtful accounts of $4,621 in 2006 and $5,940 in 2005	127,627	117,723
Inventories	23,575	24,868
Prepaid expenses and other	10,171	9,701
Deferred income taxes	8,580	9,845
Assets of discontinued operations	—	29,253

Total current assets	180,130	198,909
Property and equipment, net	82,227	77,291
Goodwill	235,501	233,838
Intangible assets	35,755	42,223
Other assets	4,633	6,557

Total assets	$538,246	$558,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,522	$27,776
Accrued expenses	51,489	61,967
Income taxes payable	10,249	6,367
Current portion of long-term debt and capital lease obligations	2,177	454
Liabilities of discontinued operations	—	8,208

Total current liabilities	90,437	104,772
Long-term debt	140,751	169,528
Capital lease obligations	12	51
Other long-term liabilities	23,461	27,383
Deferred income taxes	14,657	25,688
Stockholders’ Equity:
Common stock	229	225
Additional paid-in capital	178,415	168,777
Retained earnings	113,365	88,424
Accumulated comprehensive income, net	6,079	1,933

	298,088	259,359
Treasury stock, at cost	(29,160)	(27,963)

Total stockholders’ equity	268,928	231,396

Total liabilities and stockholders’ equity	$538,246	$558,818

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2006	2005	2004
	(In thousands, except per share amounts)

Net sales	$548,406	$562,104	$238,345
Cost of sales	355,375	367,455	137,017

Gross profit	193,031	194,649	101,328
Selling, general, and administrative expenses	135,728	132,559	63,536
Acquisition integration and restructuring expenses	3,933	6,898	—
Reserve reversal from litigation settlement	(5,120)	—	—

Operating income	58,490	55,192	37,792
Other income (expense):
Interest and dividend income	467	359	188
Interest expense	(10,716)	(8,599)	(1,960)
Other	—	498	—

	(10,249)	(7,742)	(1,772)

Income from continuing operations before income taxes	48,241	47,450	36,020
Income tax provision	18,718	17,763	13,342

Income from continuing operations	29,523	29,687	22,678
Income (loss) from discontinued operations, net of tax (benefit) expense of ($720) in 2006 and $486 in 2005	(1,135)	785	—

Net income	$28,388	$30,472	$22,678

Earnings per share:
Basic:
Income from continuing operations	$1.12	$1.16	$1.05
Income (loss) from discontinued operations	$(0.04)	$0.03	—

Net income per common share	$1.08	$1.19	$1.05
Diluted:
Income from continuing operations	$1.08	$1.10	$1.01
Income (loss) from discontinued operations	$(0.04)	$0.03	—

Net income per common share	$1.04	$1.13	$1.01
Weighted average shares outstanding:
Basic	26,393	25,529	21,603
Diluted	27,395	26,963	22,515
Dividends per Class A common share	$0.13	$0.13	$0.13

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2006	2005	2004
	(In thousands)

Operating activities
Net income	$28,388	$30,472	$22,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,245	22,606	11,803
Amortization	3,466	4,443	923
Deferred income taxes	(11,272)	2,761	(789)
Reserve reversal from litigation settlement	(5,120)
Loss realized on sale of equipment	532	295	101
Share-based compensation expense	1,059
Tax benefit from stock options exercised	(1,662)	1,657	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(4,650)	(4,919)	(14,230)
Inventories	2,223	947	(231)
Prepaid expenses and other	817	(1,033)	431
Trade accounts payable and accrued expenses	(22,918)	(22,795)	4,562
Income taxes refundable/payable	21,303	347	1,185

Net cash provided by operating activities	33,411	34,781	26,433
Investing activities
Proceeds from disposal of property and equipment	4,551	2,213	248
Proceeds from sale of business	28,184	—	—
Purchases of property and equipment	(29,771)	(22,158)	(12,238)
Acquisitions, net of cash acquired	(9,747)	(205,702)	(29,278)
Contingent acquisition purchase price paid to escrow account	—	—	(2,574)
Other	(219)	(87)	(527)

Net cash used in investing activities	(7,002)	(225,734)	(44,369)
Financing activities
Proceeds from debt	—	151,825	33,200
Issuance of common stock	6,922	74,805	4,428
Principal payments on debt	(27,514)	(27,841)	(14,700)
Principal payments on capital lease obligations	(493)	(648)	(66)
Tax benefit from stock options exercised	1,662
Cash dividends	(3,424)	(3,354)	(2,790)
Purchase of common stock	(1,223)	(3,115)	(603)
Capitalized loan fees	—	(580)	—
Increase in deferred compensation liability	—	302	—
Net cash provided by (used in) financing activities	(24,070)	191,394	19,469

Effect of foreign currency rate changes	319	(190)	508

Net increase in cash and cash equivalents	2,658	251	2,041
Cash and cash equivalents beginning of period	7,519	7,268	5,227

Cash and cash equivalents end of period	10,177	$7,519	$7,268

Supplementary disclosure of cash flow information:
Dividends issued in the form of Class A common stock	$23	$24	$19
Cash paid for interest	8,898	7,355	1,876
Cash paid for income taxes	3,686	14,559	13,025

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2005 and 2006

	Class A	Additional		Accumulated		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income	Stock	Equity
	(In thousands)

Balance at December 31, 2003	$187	$87,928	$41,461	$1,087	$(24,291)	$106,372
Net income	—	—	22,678	—	—	22,678
Sale of Class A common stock	3	3,672	—	—	—	3,675
Purchase of Class A treasury stock	—	—	—	—	(603)	(603)
Stock issued under employee stock purchase plan	1	750	—	—	—	751
Foreign currency translation adjustment	—	—	—	1,355	—	1,355
Issuance of Class A common stock under dividend reinvestment program	—	—	(19)	—	21	2
Cash dividends	—	—	(2,790)	—	—	(2,790)

Balance at December 31, 2004	191	92,350	61,330	2,442	(24,873)	131,440
Net income	—	—	30,472	—	—	30,472
Sale of Class A common stock	1	2,963	—	—	—	2,964
Tax benefit from stock options exercised	—	1,657	—	—	—	1,657
Purchase of Class A treasury stock	—	—	—	—	(3,115)	(3,115)
Stock issued under employee stock purchase plan	1	1,319	—	—	—	1,320
Stock issued for acquisitions	32	70,488				70,520
Foreign currency translation adjustment	—	—	—	(509)	—	(509)
Issuance of Class A common stock under dividend reinvestment program	—	—	(24)	—	25	1
Cash dividends	—	—	(3,354)	—	—	(3,354)

Balance at December 31, 2005	225	168,777	88,424	1,933	(27,963)	231,396
Net income	—	—	28,388	—	—	28,388
Sale of Class A common stock	3	5,814	—	—	—	5,817
Tax benefit from stock options exercised	—	1,662	—	—	—	1,662
Purchase of Class A treasury stock	—	—	—	—	(1,223)	(1,223)
Stock issued under employee stock purchase plan	1	1,103	—	—	—	1,104
Stock-based compensation expense	—	1,059	—	—	—	1,059
Foreign currency translation adjustment	—	—	—	4,146	—	4,146
Issuance of Class A common stock under dividend reinvestment program	—	—	(23)	—	26	3
Cash dividends	—	—	(3,424)	—		(3,424)

Balance at December 31, 2006	$229	$178,415	$113,365	$6,079	$(29,160)	$268,928

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

Inventories

Raw materials are stated at the lower of cost or market. Approximately 13% of total inventories in 2006 and 7% in 2005 are determined on the last in, first out (LIFO) cost basis. The remaining raw materials inventories are determined on the first in, first out (FIFO) cost basis. Work-in-process, consisting of labor, materials, and overhead on partially completed projects, is recorded at the lower of cost or net realizable value. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 40 years.

Goodwill

Acquired goodwill and intangible assets with indefinite useful lives are not amortized, but instead are subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill and/or indefinite lived intangibles may be impaired. In accordance with Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets, as amended”, goodwill must be tested for impairment at the reporting unit level. A reporting unit is defined as “an operating segment or one level below an operating segment (referred to as a component)”. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of SFAS 142 and the

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis.

If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. Intangible assets with finite useful lives are amortized over their useful lives.

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value of Financial Instruments

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates book value at December 31, 2006 and 2005, except as follows:

	December 31,	December 31,
	2006	2005

Fair value of fixed-rate notes payable	$72,625	$71,739
Book value of fixed-rate notes payable	75,000	75,000

Comprehensive Income

The components of comprehensive income, net of related tax, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Net income	$28,388	$30,472	$22,678
Foreign currency translation adjustments	4,146	(509)	1,355

Comprehensive income	$32,534	$29,963	$24,033

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the year ended December 31, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

SFAS 123(R) requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures are presented in Note 18 — Stock Based Compensation.

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentations.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on the Company’s retained earnings at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3.	Acquisitions

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The purchase price of $4,865 consisted of $4,813 paid in cash to the seller and $52 of acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset fair value appraisal provided by an independent consulting firm. A summary of the fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$747
Other current assets	10
Fixed assets	66
Customer relationship intangible asset	1,600
Non-compete agreement intangible asset	50
Goodwill	2,686
Accounts payable	(168)
Other current liabilities	(126)

Total purchase price	$4,865

The weighted-average amortization period of the customer relationship and non-compete intangible assets is eleven years. The intangible asset amortization expense was $78 for the year ended December 31, 2006, and will be approximately $155 annually for each of the next five years.

The Company does not expect to incur any merger integration or exit costs in connection with this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated results of operations.

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The purchase price of the additional 40 percent of Schawk India, Ltd. acquired on July 1, 2006 was $2,371, consisting of $2,345 paid at closing and $26 of acquisition-related professional fees. The Company previously had recorded an equity-method investment in the India joint venture of $71, bringing the total investment to $2,442 as of July 1, 2006. The Company has completed the purchase price allocation and a summary of the fair values assigned to the acquired assets is as follows:

Cash	$151
Trade accounts receivable	104
Other current assets	71
Fixed assets	136
Goodwill	2,340
Other assets	2
Accounts payable	(14)
Other current liabilities	(30)
Long-term debt	(303)
Minority interest	(15)

Total fair value of assets	$2,442
Less equity method prior investment	(71)
Less cash received	(151)

Net cash purchase price	$2,220

The Company does not expect to incur any merger integration or exit costs in connection with this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated results of operations.

Anthem York

In January 2006, the Company acquired certain operating assets of the internal design agency operation of a UK consumer products company and entered into a design services agreement with this client. This operation is known as Anthem York. The acquisition resulted in the recognition of goodwill in the Company’s financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company’s existing operations. The goodwill is expected to be deductible as an operating expense for tax purposes.

The purchase price of $2,197 consisted of $618 paid in cash to the seller, $460 of acquisition-related professional fees and $1,119 reserved for severance payments to terminated employees. The Company has recorded an estimated purchase price allocation based upon an internal tangible and intangible asset fair value appraisal that is in process. The purchase price allocation will be finalized in January 2007. A summary of the estimated fair values assigned to the acquired assets is as follows:

Fixed assets	$250
Inventory	110
Goodwill	1,837

Total purchase price	$2,197

The acquisition plan included a decision to involuntarily terminate certain employees of the acquired operation and a reserve in the amount of $1,119 was recorded to cover the severance pay and benefits of terminated employees. The reserve was recorded as an adjustment to goodwill and was paid in full in 2006. A total of 16 employees were terminated in 2006.

Supplemental pro-forma information for this acquisition is not presented because the acquisition is considered to be immaterial to the Company’s consolidated results of operations.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Seven Worldwide Holdings, Inc.

On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc. (Seven WorldWide), formerly known as KAGT Holdings, Inc. Seven Worldwide was the parent of Seven Worldwide, Inc, a graphics services company with operations in North America, Europe, and the Asia-Pacific region. The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520. The results of operations of Seven Worldwide, Inc since the date of acquisition are included in the Consolidated Statement of Operations. The acquisition resulted in the recognition of goodwill in the Company’s financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company’s existing operations. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was finalized during the first quarter of 2006, based on a fair value appraisal performed by an independent consulting firm. A summary of the fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$69,885
Inventory	20,004
Other current assets	5,899
Fixed assets	39,533
Intangible assets, principally customer relationships	43,651
Goodwill	162,439
Other assets	908
Accounts payable	(19,093)
Other current liabilities	(73,958)
Income taxes payable	(11,022)
Deferred income taxes	(5,880)
Long term debt and capital lease obligations	(50)
Other liabilities	(27,908)

Total purchase price, net of $6,160 cash received	$204,408

During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities were closed in early 2006 in accordance with the Company’s exit plan. A total of 712 employees were terminated during 2005 and in early 2006. In addition, the Company’s management decided to market the Book and Publishing operations of the acquired company, since this business was outside the core business of the Company. Effective as of February 28, 2006, the Company sold substantially all of the operating assets of its Book and Publishing operations. See Footnote 4 — Discontinued Operations.

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve are employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The majority of the December 31, 2006 reserve balance related to employee severance will be paid during 2007. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $5,499 is included in Accrued expenses and Other non current liabilities on the Consolidated Balance Sheet as of December 31, 2006.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the reserve recorded at January 31, 2005 and the activity through December 31, 2006:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	$(6,721)	$5,446
Facility closure cost	4,715	3,969	(1,114)	7,570

Total	$11,790	$9,061	$(7,835)	$13,016

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$5,446	$155	$(5,263)	$338
Facility closure cost	7,570	163	(2,572)	5,161

Total	$13,016	$318	$(7,835)	$5,499

During the year ended December 31, 2006, the Company settled two lawsuits related to pre-acquisition activities of Seven Worldwide, Inc., for which pre-acquisition contingent liabilities totaling $5,120 had been recorded. These adjustments were recorded in the operating expense section of the Consolidated Statement of Operations for the year ended December 31, 2006. See Footnotes 5 and 23.

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

In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The remaining reserve balance of $401 is included in Accrued expenses and Other non current liabilities on the Consolidated Balance Sheet as of December 31, 2006.

The following table summarizes the activity in the reserve during 2005 and 2006:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	$(902)	$417
Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	$(1,534)	$1,749

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$417	$—	$(417)	$—
Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	$(686)	$(662)	$401

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company’s priorities has been the integration of the acquired businesses into the Company’s combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the years ended December 31, 2006 and 2005, the Company recorded acquisition integration expenses of $1,848 and $6,898, respectively, which are included in the Acquisition integration and restructuring expense line in the operating expense section of the Consolidated Statement of Operations. The major items included in this expense in 2006 are exit costs from the shut down of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, professional fees for accounting, human resource, and integration planning advice and costs related to the shut down of the Company’s East Coast operating facility in June 2006. The major items included in this expense in 2005 were severance pay for employees at legacy Schawk Inc facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

Other acquisitions

During the year ended December 31, 2006 the Company paid $688 of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.

NOTE 4.	Discontinued Operations

Effective February 28, 2006, the Company sold certain operations including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. The operations were sold because they were considered to be outside of the Company’s core business. Proceeds from the sale were $28,184. No gain or loss was recorded as a result of the sale.

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its assets and liabilities are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Revenues	$8,465	$52,416

Operating income (loss)	$(1,660)	$2,522

The results of operations of the Book and Publishing business include an allocation of interest expense of $172 and $1,204 for the years ended December 31, 2006 and 2005, respectively.

The carrying amounts, as of February 28, 2006, of the major classes of assets and liabilities sold were as follows:

Current assets	$16,189
Other non-current assets	2,303
Intangible assets	15,327

Assets of discontinued operations	$33,819

Current liabilities	$5,635

Liabilities of discontinued operations	$5,635

NOTE 5.	Reserve Reversal from Litigation Settlements

Included in the operating expense section of the Consolidated Statement of Operations for the year ended December 31, 2006, is $5,120 representing reserve reversals. In the second quarter of 2006, the Company settled a lawsuit with an equipment manufacturer related to pre-acquisition activities of Seven Worldwide, Inc. A pre-acquisition contingent liability reserve in the amount of $2,120, previously recorded for this item, was no longer needed and was reversed. In February 2007, a second lawsuit was settled, resulting in a $3,000 reserve reversal which was recorded in the fourth quarter. See Footnote 23 for discussion of this lawsuit settlement.

NOTE 6.	Restructuring

During 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of production functions from our London office to offices in Asia. The restructuring charge is included in Acquisition integration and restructuring expenses on the Consolidated Statement of Operations. The Company made payments of approximately $980 in 2006 and anticipates paying out the remaining $1,105 of the reserve balance in 2007. The remaining reserve balance is included in Accrued Expenses on the Consolidated Balance Sheet as of December 31, 2006.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$4,444	$4,662
Work in process	20,193	21,264

	24,637	25,926
Less: LIFO reserve	(1,062)	(1,058)

	$23,575	$24,868

NOTE 8.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005

Land and improvements	$10,614	$11,146
Buildings and improvements	20,970	21,594
Machinery and equipment	86,233	81,981
Leasehold improvements	14,979	17,368
Computer software	31,687	19,708

	164,483	151,797
Accumulated depreciation and amortization	(82,256)	(74,506)

	$82,227	$77,291

NOTE 9.	Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005 were as follows:

Balance at December 31, 2004	$71,720
Acquisitions	161,934
Foreign currency translation	184

Balance at December 31, 2005	233,838
Acquisitions	(667)
Foreign currency translation	2,330

Balance at December 31, 2006	$235,501

The Company performed the required impairment test of goodwill in 2006, 2005 and 2004. No impairment charge was recorded.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s intangible assets subject to amortization are as follows:

	Weighted	December 31,
	Average Life	2006	2005

Customer relationships	15.0 years	$40,579	$43,934
Digital images	5.0 years	928	882
Developed technologies	3.0 years	712	762
Non-compete agreements	3.6 years	731	681
Patents	20.0 years	326	326
Trade names	2.0 years	308	157
Contract acquisition cost	3.0 years	156	—

	14.3 years	43,740	46,742
Accumulated amortization		(7,985)	(4,519)

		$35,755	$42,223

Intangible assets, which resulted primarily from the acquisitions of Seven and Winnetts, were recorded at fair market value as of the dates of the acquisitions based upon an independent third party appraisal. Amortization expense related to the intangible assets totaled $3,466, $3,649 and $841 in 2006, 2005 and 2004, respectively. Amortization expense for each of the next five years is expected to be approximately $3,360 for 2007, $2,950 for 2008, $2,900 for 2009, $2, 780 for 2010 and $2,535 for 2011.

NOTE 10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued compensation and payroll taxes	$27,243	$26,687
Facility exit reserve	3,696	8,825
Accrued property taxes	2,614	2,564
Vacant property reserve	2,527	5,274
Unearned revenue	2,309	1,291
Accrued professional fees	1,787	2,449
Accrued customer rebates	1,684	2,830
Restructuring reserve	1,105	—
Accrued interest	757	870
Other	7,767	11,177

	$51,489	$61,967

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 11.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2006	2005

Vacant property reserve	$14,827	$16,552
Facility exit reserve	2,204	5,940
Other	6,430	4,891

	$23,461	$27,383

NOTE 12.	Debt

Long-term debt consists of the following:

	December 31,
	2006	2005

U.S. bank revolving credit agreement	$67,891	$94,520
Series A senior note payable — Tranche A	15,000	15,000
Series A senior note payable — Tranche B	10,000	10,000
Series C senior note payable	10,000	10,000
Series D senior note payable	20,000	20,000
Series E senior note payable	20,000	20,000
Other	8	13
	142,899	169,533
Less amounts due in one year or less	(2,148)	(5)

	$140,751	$169,528

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

The borrowings under the bank revolving credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on borrowings under this agreement was 6.10% at December 31, 2006. The credit agreement provides maximum borrowings of $115,000 and expires in January 2010. Borrowings under the above agreements are subject to certain restrictive covenants, including working capital, fixed charge coverage, funded debt and leverage ratios. The Company is in compliance with all required covenants at December 31, 2006.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Annual maturities of long-term debt at December 31, 2006 are as follows:

2007	$2,148
2008	3,574
2009	3,571
2010	81,462
2011	23,571
Thereafter	28,573

$142,899

NOTE 13.	Stockholders’ Equity

Stockholders’ equity includes the following:

	December 31,
	2006	2005

Common stock:
Class A voting, $0.008 par value, 40,000,000 shares authorized; 28,989,013 and 28,441,689 shares issued at December 31, 2006 and 2005, respectively; 26,555,119 and 26,070,747 shares outstanding at December 31, 2006 and 2005, respectively	$229	$225

Treasury stock:
2,433,894 and 2,370,942 shares of Class A common stock at December 31, 2006 and 2005, respectively	$29,160	$27,963

NOTE 14.	Income Taxes

The provision (credit) for income taxes is comprised of the following:

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$17,306	$5,957	$11,205
State	4,148	2,781	186
Foreign	8,536	6,264	1,162

	29,990	15,002	12,553
Deferred:
Federal	(4,380)	6,192	663
State	(386)	83	298
Foreign	(6,506)	(3,514)	(172)

	(11,272)	2,761	789

Total	$18,718	$17,763	$13,342

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005

Deferred income tax assets:
Inventory	$102	$44
Accruals and reserves not currently deductible	5,795	5,170
Bad debt reserve	1,502	2,166
Accrued vacation	1,699	2,189
Other	—	715
Restructuring reserves	7,827	6,078
Net operating losses	12,366	7,407
Income tax credits	5,913	3,862
Capital losses	9,597	13,258

Deferred income tax assets before valuation allowances	44,801	40,889
Valuation allowances	(23,046)	(20,116)

Deferred income tax assets	$21,755	$20,773

Deferred income tax liabilities:
Prepaid expenses	$(749)	$(372)
Property and equipment	(3,891)	(5,826)
Customer intangibles	(12,190)	(16,420)
Domestic subsidiary stock	(9,805)	(9,536)
Goodwill on asset acquisitions	—	(1,046)
Other	(1,197)	(3,416)

Deferred income tax liabilities	$(27,832)	$(36,616)

Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

	Year Ended December 31,
	2006	2005	2004

Income taxes at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	1.6	1.1	.2
State income taxes	4.6	3.2	3.0
Foreign rate differential	(1.6)	(0.9)	1.2
Reduction of accrual for prior year taxes	(0.1)	(2.1)	—
Other	(0.7)	1.1	—
Prior year state refunds received	—	—	(2.4)
	38.8%	37.4%	37.0%

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The domestic and foreign components of income before income taxes are as follows:

	2006	2005	2004

Domestic	$41,988	$40,418	$32,923
Foreign	6,253	$7,032	$3,097

Total	$48,241	$47,450	$36,020

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $8,636 U.S. and $22,555 foreign, foreign capital loss carryforwards of approximately $31,387, and income tax credit carryforwards of approximately $632 U.S. and $5,690 foreign which will be available to offset future income tax liabilities. If not used, $8,636 of the net operating loss carryfowards will expire in 2024 and 2025 while the remainder have no expiration period. Certain of these losses are subject to limitations on use due to tax rules affecting acquired tax attributes and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $23,046. Should the Company be able to use these tax benefits, most of the valuation allowances will be released and credited to goodwill.

The undistributed earnings of foreign subsidiaries were approximately $15,715 and $8,572 at December 31, 2006 and 2005, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

The Company received a return of paid up capital distribution of $13,729 from its Canadian operations during 2006. This distribution has been accounted for as a distribution from earnings and profits for US income tax purposes. The distribution generated a foreign tax credit of $7,118 which the Company expects to fully utilize in 2006.

NOTE 15.	Related Party Transactions

During 2006, the Company paid $622 to Cochran, Caronia & Co. for investment banking advisory services in connection with the sale of its Book and Publishing operations — See Note 4- Discontinued Operations. During 2005, the Company paid $800 to Cochran, Caronia & Co. for investment banking advisory services in connection with the acquisition of Seven Worldwide Holdings, Inc. Len Caronia, who is a director of Schawk, Inc., is a partner of Cochran, Caronia & Co.

A receivable of approximately $4 and $21 from Geneva Waterfront, Inc., which is owned by a stockholder of the Company, is included in other assets at December 31, 2006 and 2005, respectively.

The Company also leases land and a building from a related party. See Note 16 — Leases and Commitments.

NOTE 16.	Leases and Commitments

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $696 in 2006, $687 in 2005 and $673 in 2004.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Total rent expense incurred under all operating leases was approximately $16,028, $14,216 and $5,149, for the years ended December 31, 2006, 2005 and 2004, respectively.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2006:

	Capital	Operating
	Leases	Leases

2007	$31	$15,847
2008	13	12,264
2009	—	10,063
2010	—	7,354
2011	—	4,747
Thereafter	—	20,790

	$44	$71,065

Less: Amounts representing interest	3

	41
Less: Current portion	29

	$12

The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2006 and December 31, 2005, which is included in Other long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible. The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $724 and $367, respectively, at December 31, 2006 and December 31, 2005 and is included in Other long-term liabilities on the Consolidated Balance Sheets.

NOTE 17.	Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. The plans provide a match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) for the legacy Schawk 401K Plan was 5.0% in 2006, 2005 and 2004. The matching percentage of wages for the legacy Seven Worldwide 401K Plan for 2005 was 3.0%, with a one thousand dollar annual maximum company contribution per participant. The participants of the legacy Seven Worldwide 401K Plan were transferred to the Schawk 401K Plan on January 1, 2006. Contributions to the plans were $4,070, $2,834 and $1,942 in 2006, 2005 and 2004, respectively. In addition, the Company’s European subsidiaries contributed $811 and $518 to several defined-contribution plans for their employees in 2006 and 2005, respectively.

The Company is required to contribute to certain defined benefit union pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,543, $1,260 and $984 in 2006, 2005 and 2004, respectively.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. During 2006, the Company issued new shares at a 5% discount from the end-of-quarter closing market price of the Company stock. Prior to 2006, The Company issued new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company stock. The number of shares issued for this plan was 54

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

in 2006, 85 in 2005 and 63 in 2004. The discount from market value for the shares issued was $54 in 2006, $245 in 2005 and $132 in 2004.

The Company has collective bargaining agreements with production employees representing approximately 13% of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2007 through 2010. The percentage of employees covered by contracts expiring within one year is approximately 5%.

NOTE 18.	Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R),“Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees” (“APB 25”).  Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the year ended December 31, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $1,059 and $648 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were both $0.02 lower than if the Company had continued to account for share-based compensation under APB 25.

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc 2006 Long-Term Incentive Plan. The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. The total number of shares of common stock available for issuance under the 2006 Plan is 856 as of December 31, 2006. No additional shares have been reserved for issuance under the 2006 Plan.

During the year ended December 31, 2006, the Company issued 119 stock options and 25 restricted shares under the 2006 Long-Term Incentive Plan.

Options

The Company has granted stock options under several share-based compensation plans. The Company’s 2003 Equity Option Plan provided for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company also adopted an Outside Directors’ Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. As discussed above, the Company’s 2006 Long-Term Incentive Plan provides for the issuance of stock options, along with other types of

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

share-based awards. Options granted under all these plans have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2003 Equity Option Plan and Outside Directors Stock Option Plan vest over a two-year period; options granted pursuant to the 2006 Long-Term Incentive Plan vest over a three-year period.

During 2006, the Company issued 25 stock options to its directors under the Outside Directors Stock Option Plan.

The Company recorded $1,003 of compensation expense relating to outstanding options during the year ended December 31, 2006. No compensation expense was recorded related to outstanding options during the years ended December 31, 2005 and 2004.

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

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2006, 2005 and 2004, using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2006	2005	2004

Expected dividend yield	0.70% - 0.76%	0.70%	0.90% - 1.00%
Expected stock price volatility	27.33% - 27.40%	19.78% - 20.34%	16.60%
Risk-free interest rate range	4.28% - 4.83%	4.0%	4.0%
Weighted-average expected life	6 years	7 years	7 years
Forfeiture rate	2.65%	na	na
Total fair value of options granted	$870	$3,057	$2,097

The following table summarizes the Company’s activities with respect to its stock option plans for 2006, 2005 and 2004 (in thousands, except price per share and contractual term):

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate
	Shares	per Share	Contractual Term	Intrinsic Value

Outstanding December 31, 2003	2,895	$9.49
Granted	576	$14.21
Exercised	(360)	$10.20
Cancelled	(28)	$9.47

Outstanding December 31, 2004	3,083	$10.29
Granted	574	$18.79
Exercised	(324)	$9.54
Cancelled	—	—

Outstanding December 31, 2005	3,333	$11.73
Granted	144	$17.75
Exercised	(326)	$9.84
Cancelled	—	—

Outstanding December 31, 2006	3,151	$12.11	5.40	$23,418
Vested at December 31, 2006	2,825	$11.50	4.97	$22,719
Exercisable at December 31, 2006	2,825	$11.50	4.97	$22,719

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $6.02, $5.48 and $3.64, respectively. The total intrinsic value for options exercised during the years ended December 31, 2006, 2005 and 2004, respectively, was $4,193, $4,358 and $1,543.

Cash received from option exercises under all plans for the years ended December 31, 2006, 2005 and 2004 was approximately $3,175, $3,050 and $3,675, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $1,662, $1,657 and $0, respectively, for the years ended December 31, 2006, 2005 and 2004.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average of
	Number	Contractual Life	Average	Number	Exercisable
Range of Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	price

$6.20 - $8.26	279	2.1	$7.73	279	$7.73
8.26 - 10.33	1,412	4.4	9.29	1,412	9.29
10.33 - 12.39	192	2.3	11.30	192	11.30
12.39 - 14.45	526	7.2	14.20	525	14.20
14.45 - 16.52	68	1.8	14.92	68	14.92
16.52 - 18.58	124	9.6	17.46	3	18.18
18.58 - 20.65	550	8.3	18.82	346	18.81

	3,151			2,825

As of December 31, 2006, there was $808 of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 2 years. A summary of the Company’s nonvested option activity for the year ended December 31, 2006 is as follows (in thousands, except price per share and contractual term):

		Weighted Average
	Number of	Grant Date
	Shares	per Share

Nonvested at January 1, 2006	570	$4.85
Granted	144	$6.02
Vested	(388)	$4.58
Forfeited	—

Nonvested at December 31, 2006	326	$5.70

Restricted Stock

As discussed above, the Company’s 2006 Long-Term Incentive Plan provides for the grant of various types of share-based awards, including restricted stock. During the year ended December 31, 2006, the Company granted 25 shares of restricted stock pursuant to this plan. Restricted shares are valued at the price of the common stock on the date of grant and vest at the end of a three year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares. The expense is recorded on a straight-line basis over the vesting period.

The Company recorded $56 of compensation expense relating to restricted stock during the year ended December 31, 2006. No compensation expense was recorded related to restricted stock during the years ended December 31, 2005 and 2004.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of the restricted share activity for the year ended December 31, 2006 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	—
Granted	25	$17.43
Forfeited	—

Outstanding at December 31, 2006	25	$17.43

As of December 31, 2006, there was $365 of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 3 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the year ended December 31, 2006 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

Year Ended
December 31, 2006

Total cost of share-based compensation	$1,059
Income tax	(411)

Amount charged against income	$648

Impact on net income per common share:
Basic	$0.02
Diluted	$0.02

There were no amounts related to employee share-based compensation capitalized as assets during the year ended December 31, 2006.

Pro Forma Employee Share-Based Compensation Expense

Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25. Had compensation cost for share-based awards been determined consistent with SFAS No. 123(R), the net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Net income, as reported	$30,472	$22,678
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,503)	(1,064)

Net income, pro forma	$28,969	$21,614

Earnings per share
Basic	$1.19	$1.05
Diluted	$1.13	$1.01
Pro forma earnings per share
Basic	$1.13	$1.00
Diluted	$1.07	$0.96

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 19.	Earnings Per Share

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	2006	2005	2004

Weighted average shares-Basic	26,393	25,529	21,603
Effect of dilutive stock options	1,002	1,434	912

Weighted average shares-Diluted	27,395	26,963	22,515

Options to purchase 20 shares of Class A common stock at an exercise price of $20.65 per share were outstanding at December 31, 2006 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire on May 17, 2015.

There were no anti-dilutive options outstanding at December 31, 2005.

Options to purchase 68 shares of Class A common stock at exercise prices ranging from $14.66-$15.00 per share were outstanding at December 31, 2004 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through December 31, 2014.

NOTE 20.	Geographic Reporting

The Company operates in a single business segment, Digital Imaging Graphic Arts. During 2006, the Company operated primarily in three geographic areas: the United States, Europe and Canada. Summary financial information for continuing operations by geographic area for 2006, 2005 and 2004 is as follows:

				Other
	United States	Canada	Europe	Foreign	Total

2006
Sales	$407,105	$35,485	$80,805	$25,011	$548,406
Long-lived assets	271,687	20,495	56,009	9,925	358,116
2005
Sales	$421,503	$35,849	$82,021	$22,732	$562,105
Long-lived assets	289,941	18,917	44,820	6,231	359,909
2004
Sales	$190,983	$33,398	$—	$13,964	$238,345
Long-lived assets	87,863	19,196	23,734	7,144	137,937

Sales are attributed to countries based on the point of origin of the sale. Approximately 9%, 10%, and 7% of total revenues came from the Company’s largest single client in the years ended December 31, 2006, 2005 and 2004, respectively. Long-lived assets are non-current assets that are identified with the operations in each geographic area and include property and equipment-net, goodwill, intangible assets and other non current assets.

NOTE 21.	Other Income

For the year ended December 31, 2005, a $507 gain representing proceeds of a life insurance policy on a former employee is included in Other income on the Consolidated Statement of Operations.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 22.	Quarterly Financial Data (unaudited)

Unaudited summarized financial data by quarter for 2006 and 2005, adjusted for the disposal of the Book and Publishing operations, is as follows:

	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	June 30,	Sept 30,	Dec 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share amounts)

Net sales	$133,754	$140,095	$134,779	$139,778	$119,180	$145,229	$151,644	$146,051
Gross Profit	45,716	49,756	48,349	49,210	41,336	51,182	53,374	48,757
Income (loss) from continuing operations	$5,215	$8,296	$8,206	$7,176	$5,799	$8,440	$8,156	$7,292
Income (loss) from discontinued operations	(433)	44	(57)	(689)	(235)	(588)	604	1,004

Net income	$4,782	$8,970	$8,149	$6,487	$5,564	$7,852	$8,760	$8,296

Earnings per share from continuing operations:
Basic	$0.20	$0.34	$0.31	$0.27	$0.24	$0.33	$0.31	$0.28
Diluted	0.19	0.32	0.30	0.26	0.23	0.31	0.29	0.27
Net earnings per share:
Basic	$0.18	$0.34	$0.31	$0.24	$0.23	$0.31	$0.34	$0.32
Diluted	0.17	0.32	0.30	0.24	0.22	0.29	0.32	0.30

NOTE 23.	Subsequent Events

On February 8, 2007, the Company executed a settlement agreement with Rhodes, Inc. (“Rhodes”). Rhodes was a customer of Seven Worldwide Inc. (“Seven”) and had filed for bankruptcy in November 2004, prior to the Company’s acquisition of Seven on January 31, 2005. In September of 2006, Rhodes filed a claim against the Company, seeking the return of $6,527 of preferential payments made to Seven prior to the Rhodes’ bankruptcy filing.

The settlement agreement provided for a payment by the Company to Rhodes in the amount of $1,100 in full settlement of all claims. A pre-acquisition contingency reserve in the amount of $4,100 had been recorded by the Company on the purchase date balance sheet of Seven to provide for an estimated settlement of this claim. An adjustment in the amount of $3,000 was recorded as of December 31, 2006 to reverse the portion of the reserve that was no longer needed. The adjustment is included in the Reserve reversal from litigation settlement line in the Consolidated Statement of Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure with our independent registered public accounting firm during our two most recent fiscal years or any subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision of the Company’s Disclosure Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or furnishes under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, of Schawk Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) (“Internal Controls”). The Company’s Internal Controls are designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s Internal Controls include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations in any Internal Controls, no matter how well designed, misstatements due to error or fraud may occur and not be detected. Accordingly, even effective Internal Controls provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s Internal Controls as of December 31, 2006. Management’s assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Company’s Internal Controls were effective as of December 31, 2006 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2006, and has also issued an audit report dated March 15, 2007, on management’s assessment of the Company’s Internal Controls, which is included in this Annual Report on Form 10-K.

/s/ David A. Schawk	/s/ James J. Patterson
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control over Financial Reporting

In January 2006, the Company implemented a new global Enterprise Resource Planning (“ERP”) system, PeopleSoft. This new PeopleSoft ERP system, which replaced multiple legacy financial systems was the Company’s primary financial system during 2006 for all of its operations other than those in Europe. As a result of the implementation of this new ERP system, several of the Company’s internal controls over financial reporting and related processes were modified and / or redesigned to conform with and support the new ERP system. This new ERP system and the related processes were included within the scope of management’s assessment and testing of its internal controls for 2006.

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting

The Board of Directors and Stockholders
Schawk, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Schawk, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Schawk, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Schawk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Schawk, Inc. as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and subsidiaries and our report dated March 15, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
March 15, 2007

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in our proxy statement for the 2007 annual meeting of stockholders (the “2007 Proxy Statement”) regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures under the captions and subcaptions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The Company has adopted a code of ethics (the “Code of Ethics”), as required by the listing standards of the New York Stock Exchange and the rules of the SEC. This Code of Ethics applies to all of the Company’s directors, officers and employees. The Company has also adopted a charter for its Audit Committee. The Company has posted the Code of Ethics and the Audit Committee Charter on its website (www.schawk.com) and will post on its website any amendments to, or waivers from, its Code of Ethics applicable to any of the Company’s directors or executive officers. The foregoing information will also be available in print to any stockholder who requests such information.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained in our 2007 Proxy Statement under the captions and subcaptions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in our 2007 Proxy Statement under the caption “Related Party Transactions” and the information related to director independence under the caption “Corporate Governance” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in our 2007 Proxy Statement under the caption “Fees for Services Provided by Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements of Schawk, Inc are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — Years Ended December 31, 2006 and 2005

Consolidated Statements of Operations — Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements — December 31, 2006

2. Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II — Valuation and qualifying accounts.

3. Exhibits

Incorporated Herein
by Reference to

3.1	Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3	By-Laws of Schawk, Inc., as amended.	Exhibit 4.3 to Registration Statement No. 333-39113
4.1	Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1	Lease Agreement dated as of July 1, 1987, and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2	Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3*	Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.	Appendix C to Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 001-09335)
10.4*	Form of Clarence W. Schawk Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.	Registration Statement No. 33-85152
10.5*	Form of David A. Schawk Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.	Registration Statement No. 33-85152
10.6	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.7*	Schawk, Inc. Retirement Trust effective January 1, 1996.	1996 10-K (File No. 001-09335)
10.8*	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.	1996 10-K (File No. 001-09335)
10.9	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375
10.10*	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.	Registration Statement No. 333-68521

Incorporated Herein
by Reference to

10.11	Note Purchase Agreement dated December 23, 2003 by and between Schawk, Inc and Massachusetts Mutual Life Insurance Company	2003 10-K (File No. 001-09335)
10.12	Credit Agreement dated June 11, 2004 by and between Schawk Inc. and Bank One, N. A.	Form 8-K dated June 16, 2004 (File No. 001-09335)
10.13	Schawk, Inc. 2001 Equity Option Plan	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 001-09335)
10.14	Schawk, Inc. 2003 Equity Option Plan	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001-09335)
10.15	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004 (file no. 001-09335)
10.16	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005 (file no. 001-09335)
10.17	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.18	Credit Agreement, dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc. from time to time party thereto, certain financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.4 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.19	Note Purchase and Private Shelf Agreement, dated as of January 28, 2005, among Schawk, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, and RGA Reinsurance Company.	Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.20	First Amendment to Note Purchase Agreement, dated as of January 28, 2005, among Schawk, Inc. and the institutional purchasers party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.21	Description of executive compensation arrangements	Form 8-K filed with the SEC on June 6, 2005 (file no. 001-09335)
10.22	Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.	Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2006
10.23	Schawk, Inc. 2006 Long-term Incentive Plan	Annex A to the Proxy Statement for the 2006 Annual Meeting filed with the SEC on April 21, 2006 (file no. 001-09335))

Incorporated Herein
by Reference to

10.24	Description of executive equity awards	Form 8-K filed with the SEC on August 14, 2006 (file no. 001-09335)
21 **	List of Subsidiaries.
23 **	Consent of Independent Registered Public Accounting Firm
31.1 **	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2 **	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).

**	Document filed herewith.

Schawk, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Balance beginning of year	$5,940	$1,632	$1,449
Acquisitions	5	5,846	—
Provision (reversal of provision)	(180)	(627)	752
Deductions(1)	(1,252)	(776)	(569)
Foreign currency adjustment	108	(135)	—

Balance end of year	$4,621	$5,940	$1,632

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 15th day of March 2007.

Schawk, Inc.

By:	/s/ Clarence W. Schawk
Clarence W. Schawk
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2007.

/s/ Clarence W. Schawk Clarence W. Schawk	Chairman of the Board and Director

/s/ David A. Schawk David A. Schawk	President, Chief Executive Officer, and Director (Principle Executive Officer)

/s/ A. Alex Sarkisian, Esq. A. Alex Sarkisian, Esq.	Executive Vice President, Chief Operating Officer and Director

/s/ James J. Patterson James J. Patterson	Senior Vice President and Chief Financial Officer (Principle Financial Officer and rinciple Accounting Officer)

/s/ John T. McEnroe, Esq. John T. McEnroe, Esq.	Director and Assistant Secretary

/s/ Leonard S. Caronia Leonard S. Caronia	Director

/s/ Judith W. McCue, Esq. Judith W. McCue, Esq.	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director

/s/ Michael G. O’Rourke Michael G. O’Rourke	Director