Form 10-Q
period 2007-03-31
SCHAWK INC
filed 2007-05-09
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Commission File Number 001-09335
SCHAWK, INC.
(Exact name of Registrant
as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
66-0323724
(I.R.S. Employer Identification No.)
1695 River Road
Des Plaines, Illinois
(Address of principal executive office)
60018
(Zip Code)
847-827-9494
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐ Accelerated filer ☑ Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2007, was 26,767,130.

SCHAWK, INC.
FORM 10-Q QUARTERLY REPORT

March 31, 2007

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Schawk, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,078	$10,177
Trade accounts receivable, less allowance for doubtful accounts of $2,045 at March 31, 2007 and $4,621 at December 31, 2006	115,777	127,627
Inventories	26,883	23,575
Prepaid expenses and other current assets	8,986	10,171
Deferred income taxes	8,584	8,580

Total current assets	167,308	180,130

Property and equipment, less accumulated depreciation of $84,538 at March 31, 2007 and $82,256 at December 31, 2006	82,517	82,227
Goodwill	237,210	235,501
Intangible assets, net	35,487	35,755
Other assets	4,810	4,633

Total assets	$527,332	$538,246

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$22,065	$26,522
Accrued expenses	39,606	51,489
Income taxes payable	15,848	10,249
Current portion of long-term debt and capital lease obligations	2,174	2,177

Total current liabilities	79,693	90,437

Long-term debt	132,931	140,751
Capital lease obligations	7	12
Other liabilities	24,028	23,461
Deferred income taxes	14,617	14,657

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,135,658 and 28,989,013 shares issued at March 31, 2007 and December 31, 2006, respectively; 26,702,126 and 26,555,119 shares outstanding at March 31, 2007 and December 31, 2006, respectively	231	229
Additional paid-in capital	179,773	178,415
Retained earnings	118,481	113,365
Accumulated comprehensive income	6,724	6,079

	305,209	298,088
Treasury stock, at cost, 2,433,532 and 2,433,894 shares of common stock at March 31, 2007 and December 31, 2006, respectively	(29,153)	(29,160)

Total stockholders’ equity	276,056	268,928

Total liabilities and stockholders’ equity	$527,332	$538,246

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In Thousands, Except Share Amounts)

	2007	2006

Net sales	$130,884	$133,754
Cost of sales	83,526	88,038
Selling, general, and administrative expenses	33,240	34,316
Acquisition integration expenses	—	530

Operating income	14,118	10,870

Other income (expense):
Interest income	90	119
Interest expense	(2,423)	(2,581)

	(2,333)	(2,462)

Income from continuing operations before income taxes	11,785	8,408

Income tax provision	4,598	3,193

Income from continuing operations	7,187	5,215

Loss from discontinued operations, net of tax benefit of $266 (Note 11)	—	(433)

Net income	$7,187	$4,782

Earnings per share:
Basic:

Income from continuing operations	$0.27	$0.20
Loss from discontinued operations	—	(0.02)

Net income per common share	$0.27	$0.18

Diluted:

Income from continuing operations	$0.26	$0.19
Loss from discontinued operations	—	(0.02)

Net income per common share	$0.26	$0.17

Weighted average number of common and common equivalent shares outstanding:
Basic	26,607	26,183
Diluted	27,444	27,763

Dividends per common share	$0.0325	$0.0325
See accompanying notes

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)
(In Thousands)

	2007	2006

Operating activities
Net income	$7,187	$4,782
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,027	6,578
Deferred income taxes	—	(656)
Share-based compensation expense	252	423
Tax benefit from stock options exercised	(407)	—
Gain realized on sale of property and equipment	(47)	(54)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	11,953	7,003
Inventories	(3,287)	(3,310)
Prepaid expenses and other current assets	1,185	(251)
Trade accounts payable and accrued expenses	(16,395)	(16,993)
Other liabilities	660	(5,090)
Income taxes refundable/payable	3,642	2,181

Net cash provided by (used in) operating activities	10,770	(5,387)

Investing activities
Proceeds from sales of property and equipment	316	95
Proceeds from sale of business	—	26,279
Capital expenditures	(5,695)	(5,644)
Acquisitions, net of cash acquired	(577)	(669)
Other	(411)	178

Net cash provided by (used in) investing activities	(6,367)	20,239

Financing activities
Net principal payments on revolving credit agreement	(7,850)	(20,276)
Principal payments on capital lease obligations	(11)	(202)
Tax benefit from stock options exercised	407	1,153
Common stock dividends	(867)	(852)
Purchase of common stock	—	(41)
Issuance of common stock	761	4,813

Net cash used in financing activities	(7,560)	(15,405)

Effect of foreign currency rate changes	58	380

Net decrease in cash and cash equivalents	(3,099)	(173)
Cash and cash equivalents beginning of period	10,177	7,519

Cash and cash equivalents end of period	$7,078	$7,346

See accompanying notes.

Schawk, Inc.
Notes to Consolidated Interim Financial Statements
(Unaudited)
(In thousands, except per share data)
NOTE 1. BASIS OF PRESENTATION
The consolidated interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management of Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected and are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2006, as filed with its 2006 annual report on Form 10-K.
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
The Company’s services include brand strategy, creative design, tactical design and adaptive design. The Company’s services also include both digital and analog image database archival management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. The Company’s facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs. The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times.
NOTE 4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$4,055	$4,444
Work in process	23,890	20,193

	27,945	24,637
Less: LIFO reserve	(1,062)	(1,062)

	$26,883	$23,575

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
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2007	2006
Weighted average shares-Basic	26,607	26,183
Effect of dilutive stock options	837	1,580

Adjusted weighted average shares and assumed conversions-Diluted	27,444	27,763

NOTE 6. COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Net income	$7,187	$4,782
Foreign currency translation adjustments	645	443

Comprehensive income	$7,832	$5,225

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
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three month periods ended March 31, 2007 and March 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the three month periods ended March 31, 2007 and March 31, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three month periods ended March 31, 2007 and 2006, using the Black-Scholes option-pricing model.

	Three Months ended March 31,
	2007	2006

Expected dividend yield	0.71%	Na
Expected stock price volatility	28.24%	Na
Risk-free interest rate range	4.54%	Na
Weighted-average expected life of options	6 years	Na
Forfeiture rate	2.72%	Na
The total fair value of options and restricted stock granted during the quarter ended March 31, 2007 was $1,634. As of March 31, 2007, there was $2,510 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately three years. Expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $252, and $423, respectively.
NOTE 8. ACQUISITIONS
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
During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities were closed in early 2006 in accordance with the Company’s exit plan. A total of 712 employees were terminated during 2005 and in early 2006. In addition, the Company’s management decided to market the Book and Publishing operations of the acquired company, since this business was outside the core business of the Company. Effective as of February 28, 2006, the Company sold substantially all of the operating assets of its Book and Publishing operations. See Footnote 11 – Discontinued Operations.
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve are employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The majority of the March 31, 2007 reserve balance related to employee severance will be paid during the current fiscal year. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $5,072 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2007.

The following table summarizes the reserve recorded at January 31, 2005 and the activity through March 31, 2007:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	($6,721)	$5,446

Facility closure cost	4,715	3,969	(1,114)	7,570

Total	$11,790	$9,061	($7,835)	$13,016

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$5,446	$155	($5,263)	$338

Facility closure cost	7,570	163	(2,572)	5,161

Total	$13,016	$318	($7,835)	$5,499

	Balance			Balance
	December 31,			March 31,
	2006	Adjustments	Payments	2007

Employee severance	$338	—	($189)	$149

Facility closure cost	5,161	—	(238)	4,923

Total	$5,499	—	($427)	$5,072

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
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The remaining reserve balance of $398 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2007.
The following table summarizes the reserve recorded at December 31, 2004 and the activity through March 31, 2007:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	($902)	$417

Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	($1,534)	$1,749

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$417	$—	($417)	$—

Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	($686)	($662)	$401

	Balance			Balance
	December 31,			March 31,
	2006	Adjustments	Payments	2007

Employee severance	$—	—	$—	$—

Facility closure cost	401	—	(3)	398

Total	$401	—	($3)	$398

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company’s priorities has been the integration of the acquired businesses into the Company’s combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the three month period ended March 31, 2006, the Company recorded acquisition integration expenses of $530, which are shown on a separate line in the operating expense section of the Consolidated Statement of Operations for the period ended March 31, 2006. The major items included in this expense are exit costs from the shut down of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.
Other acquisitions
During the three month periods ended March 31, 2007 and March 31, 2006 the Company paid $577 and $669, respectively, of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.
NOTE 9. DEBT
The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. On March 31, 2007, $60,074 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.
The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the March 31, 2007 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in the Company’s March 31, 2007 financial statements as follows: $2,143 is included in Current portion of long-term debt and capital lease obligations, $22,857, is included in Long-term debt. The notes issued under both these agreements are unsecured.
The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of March 31, 2007.
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for its goodwill assets using SFAS No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142.”) Under SFAS No. 142, the Company’s goodwill assets are not amortized throughout the period, but are subject to an annual impairment test.
The Company’s intangible assets subject to amortization are as follows:

	March 31,	December 31,	Weighted
	2007	2006	Average Life
Customer relationships	$40,853	$40,579	15.0 years
Digital Images	928	928	5.0 years
Developed technologies	712	712	3.0 years
Non-compete agreements	731	731	3.6 years
Patents	326	326	20.0 years
Trade Names	308	308	2.0 years
Contract acquisition cost	390	156	3.0 years

	44,248	43,740	14.3 years
Accumulated amortization	(8,761)	(7,985)

	$35,487	$35,755
Amortization expense related to intangible assets was $776 and $832 for the three month periods ended March 31, 2007 and March 31, 2006, respectively. Amortization expense for each of the next five fiscal years beginning April 1, 2007 is expected to be approximately $3,500 for fiscal year 2008, $3,000 for fiscal year 2009, $2,900 for fiscal year 2010, $2,700 for fiscal year 2011 and $2,600 for fiscal year 2012.

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
In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the three month periods ended March 31, 2007 and March 31, 2006 are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
Revenues	$—	$8,612

Loss from operations before income taxes	$—	$(699)

The results of operations of the Book and Publishing business include an allocation of interest expense of $172 for the three months ended March 31, 2006.
NOTE 12. RESTRUCTURING
During the fourth quarter of 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of production functions from our London office to offices in Asia. The Company made payments of approximately $980 in 2006 and $795 in the first quarter of 2007 and anticipates paying out the remaining reserve balance of $310 by the end of 2007. The reserve balance is included in Accrued expenses on the Consolidated Balance Sheet at March 31, 2007.
NOTE 13. INCOME TAXES
In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” “FIN 48”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures of unrecognized tax benefits.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $2.7 million increase in the liability for unrecognized tax benefits which is offset by a reduction of deferred tax liability of $0.1 million, an increase in goodwill of $1.0 million, and a reduction in current taxes payable of $0.4 million, resulting in a decrease to the January 1, 2007 retained earnings balance of $1.2 million. The amount of unrecognized tax benefits at January 1, 2007 is $15.0 million of which $3.0 million would impact the Company’s effective tax rate, if recognized.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of IRS examinations or statute closures will be in the range of $1.0 million to $6.5 million. If the expected amounts materialize, the Company projects that $1.0 million would decrease the effective tax rate and $5.5 million would be a reduction to goodwill.
All federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2003, with the exception of the former Schawk Worldwide Holdings Inc. and subsidiaries, acquired on January 31, 2005 whose returns are closed through 1995. Internal Revenue Service examination of the years 1996 through 2003 for Schawk Worldwide Holdings Inc. and subsidiaries is completed, and the proposed assessment is pending with the Joint Committee on Taxation. It is anticipated that a settlement with the IRS for the years 1996 through 2003 will be reached within the next twelve months. Schawk Worldwide Holdings Inc. and subsidiaries is currently under examination for years 2003 through 2005.
State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Schawk, Inc. and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Income As of January 1, 2007, the Company had approximately $3.6 million accrued for the payment of interest and no amounts for penalties.
There has been no material change in unrecognized tax benefits as a result of tax positions taken during the first quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, higher than expected costs, higher than expected costs associated with compliance with legal and regulatory requirements, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company’s services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the ability to implement restructuring plans, the stability of political conditions in other countries in which the Company has production service capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
EXECUTIVE-LEVEL OVERVIEW
Net sales decreased to $131 million in the first quarter of 2007 from $134 million in the first quarter of 2006. The earnings per share was $0.26 per fully diluted share in the first quarter of 2007 as compared to $0.17 earnings per fully diluted share in the first quarter of 2006.
In the 2007 first quarter, entertainment accounts revenue continued to be soft, as experienced in the third and fourth quarters of 2006, resulting in a decrease in revenue compared to the first quarter of 2006. The balance of the decrease in sales from continuing operations in the first quarter of 2007 was due to lower revenues from accounts the Company resigned from in connection with the closure of an East Coast facility in June 2006. Partially offsetting these decreases were increases in consumer product packaging accounts revenue due to new business wins announced in 2006.
Marketing and advertising spending by consumer products companies and retailers drives a majority of our revenues. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. Our business involves producing graphic images for various applications. Generally, a graphic image is created by us or a third party and then we manipulate that image to enhance the color of the image and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSI’s) and magazine ads. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:
•	Planning and Messaging

•	Strategic Design

•	Content Creation

•	File Building

•	Retouching

•	Art Production

•	Pre-Media
Our involvement in a client project may involve many of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or ‘‘job’’, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a ‘‘low fat’’ banner on a food package. Essentially, change equals revenue. We are paid for our graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.
Historically, a substantial majority of our revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related ‘‘banners’’ that are added to food and beverage packaging, such as ‘‘heart healthy,’’ ‘‘low in carbohydrates,’’ ‘‘enriched with essential vitamins,’’ ‘‘low in saturated fat’’ and ‘‘caffeine free.’’ All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.
As a result of our recent acquisitions described below, we have increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under ‘‘Acquisitions’’ and ‘‘Results of operations’’, the altered mix of services resulting from our acquisitions of Winnetts and Seven Worldwide has impacted our results of operations and will continue to impact our results of operations in the future.
Effective February 28, 2006, the Company sold certain operations, including substantially all of the assets of its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005. The operations were sold because they were not strategic to the Company’s future. Proceeds from the sale were $28,184. $26,279 was received at closing and $1,905, representing a working capital adjustment, was received in October 2006. No gain or loss was recorded as a result of the sale. These operations are treated as discontinued operations in the comparative consolidated statement of operations and therefore the revenues and expenses are removed from the respective categories on the statement of operations and netted on the line “Loss from discontinued operations” above the net income line on the statement. Similarly, amounts from the prior year have been restated as loss from discontinued operations in those periods. Therefore, all comparisons in this management’s discussion and analysis of results of operations refer to amounts on the comparative consolidated statement of operations from continuing operations only.
In both the first quarter of 2007 and the first quarter of 2006, approximately 7% of our total revenues came from our largest single client in the respective period. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.
Acquisitions
The Company’s profitability and access to capital have enabled us to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. In our 53-year business history, we have integrated approximately 50 graphic and imaging businesses into our operations. Our acquisitions in 2005 of Winnetts and Seven Worldwide, Inc. have increased our ability to meet and adapt to client needs and industry trends by expanding our geographic reach to Europe, Australia and India, which benefits our existing clients as they seek to establish global brand consistency; and increasing and expanding the scope of our global service offerings, such as creative design and high end retouching, and entering into new markets, such as retail and media.
Seven provides graphic services to companies in the following market segments: consumer goods; retail; pharmaceutical; media & entertainment; publishing; advertising; and general goods & services. Winnetts provides a wide range of graphics services to major brand owning clients and to clients in the packaging, mail-order and printing businesses.
The Seven and Winnetts acquisitions also have increased the amount of business we do for the world’s largest consumer products companies, particularly for the non-U.S. divisions of our existing clients. Through these acquisitions, we believe we now have a platform with the necessary geographic reach and range of service offerings to succeed in meeting our clients’ imaging and branding needs on a global basis. We believe we are the only brand image solutions company positioned to offer such a breadth of services on a global scale.
As part of the integration of the acquired businesses, we recorded exit reserves based on our consolidation plan. The major expenses included in the exit reserves were severance pay for employees of acquired facilities that were merged with existing operations and lease termination expenses. The Company paid approximately $ 0.4 million during the quarter ended March 31, 2007 related to these reserves and had a liability for future payments of approximately $5.5 million relating primarily to lease termination expenses to be paid through the year 2015. In addition, we recorded acquisition integration expenses, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations, of $0.5 million for the three month period ended March 31, 2006. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006 including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.
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
Accounts Receivable. Our clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represents more than 8% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on past collection history and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $2,045 was established at March 31, 2007, compared to an allowance of $4,621 at December 31, 2006. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. The decrease in the balance in the allowance for doubtful accounts was due primarily to the write-off of receivable balances that were fully reserved for at December 31, 2006.
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
Goodwill and Other Acquired Intangible Assets. We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis.
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
Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period.
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
Stock Option Expense. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R),“Share-Based Payments,” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25“Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized subsequent to January 1, 2006 includes compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense recorded for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration. In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of nonvested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change. As of March 31, 2007, there was $2,510 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately three years. Expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $252, and $423, respectively.

Results of operations
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.
Schawk, Inc.
Comparative Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
Unaudited
(in thousands)

			$	%
	2007	2006	Change	Change
Net sales	$130,884	$133,754	($2,870)	(2.1%)

Cost of sales	83,526	88,038	(4,512)	(5.1%)

Gross profit	47,358	45,716	1,642	3.6%

Gross margin percentage	36.2%	34.2%

Selling, general and administrative expenses	33,240	34,316	(1,076)	(3.1%)
Acquisition integration expenses	—	530	(530)	nm

Operating income	14,118	10,870	3,248	29.9%
Operating margin percentage	10.8%	8.1%

Other income (expense):
Interest income	90	119	(29)	(24.4%)
Interest expense	(2,423)	(2,581)	158	(6.1%)

	(2,333)	(2,462)	129	(5.2%)

Income from continuing operations before income taxes	11,785	8,408	3,377	40.2%

Income tax provision	4,598	3,193	1,405	44.0%

Effective income tax rate	39.0%	38.0%

Income from continuing operations	7,187	5,215	1,972	37.8%

Loss on discontinued operations, net of tax benefit of $266	—	(433)	433	nm

Net income	$7,187	$4,782	$2,405	50.3%

nm = not meaningful
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Net sales decreased $2.9 million, or 2.1 percent, in the first three months of 2007 compared to the same period of 2006. In the 2007 first quarter, entertainment accounts revenue continued to be soft, as experienced in the third and fourth quarters of 2006, resulting in a decrease in revenue compared to the first quarter of 2006. The balance of the decrease in sales from continuing operations in the first quarter of 2007 was due to lower revenues from accounts the Company resigned from in connection with the closure of an East Coast facility in June 2006. Partially offsetting these decreases were increases in consumer product packaging accounts revenue in the first quarter of 2007 due to new business wins announced in 2006.

Gross margin increased to 36.2 percent in the first quarter of 2007 from 34.2 percent in the first quarter of the prior year. The increase in gross margin was primarily due to cost reduction efforts at certain operating locations implemented in 2006.
Operating income increased to $14.1 million in the first quarter of 2007 from $10.9 million in the prior-year first quarter. First-quarter 2007 operating margin from continuing operations was 10.8 percent compared to 8.1 percent in the 2006 first quarter. First-quarter 2007 operating income and operating margin benefited from improved results in Europe and in the United States due in part to cost reductions in connection with the integration efforts that were completed in 2006. First-quarter Selling, General & Administrative costs decreased by $1.1 million in the 2007 period compared to the 2006 period due to the aforementioned cost reduction efforts.
Other income (expense) resulted in a net other expense of $2.3 million in the first quarter of 2007 compared to a net other expense of $2.5 million in the first quarter of 2006. Interest expense of $2.4 million for the first quarter of 2007 decreased $0.2 million compared to the same period in 2006, due primarily to the reduction of debt outstanding under our revolving credit agreement
Income tax expense for the first quarter of 2007 was at an effective tax rate of 39.0% compared to an effective tax rate in the first quarter of 2006 of 38.0%. The increase in the effective tax rate was due to higher state income taxes due in part to the sale of discontinued operations in February of 2006.
Liquidity and capital resources
As of March 31, 2007, the Company had $7.1 million in consolidated cash and cash equivalents, compared to $10.2 million at December 31, 2006. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.
Cash provided by (used in) operating activities. Cash provided from operations was $10.8 million in the first three months of 2007 compared to cash used in operations of $5.4 million in the first three months of 2006. The increase in net cash provided by operating activities was primarily due to higher net income in the first quarter of 2007 compared to the first quarter of 2006 as well as a more favorable change in working capital accounts, primarily trade accounts receivable, during the 2007 period. Depreciation and amortization expense in the first three months of 2007 was $6.0 million as compared to $6.6 million in the first three months of the prior year. The decrease in depreciation and amortization expense is primarily attributable to the disposition of the book and publishing operations during the first quarter of 2006.
Cash provided by (used in) investing activities. Cash used in investing activities was $6.4 million for the three months ended March 31, 2007 compared to $20.2 million of cash provided by investing activities during the comparable 2006 period. The cash provided by investing activities in the first three months of 2006 includes $26.3 million proceeds from the sale of the book and publishing business. Capital expenditures were $5.7 million in the first three months of 2007 compared to $5.6 million in the first three months of 2006. Capital expenditures are anticipated to be in a range of $18.0 million to $20.0 million for all of 2007.
Cash used in financing activities. Cash used in financing activities in the first three months of 2007 was $7.6 million compared to $15.4 million of cash used in financing activities during the first three months of 2006. The cash used in financing activities in the 2007 period reflects $7.9 million of revolving credit debt repayment primarily using cash generated from operations. The cash used in financing activities during the 2006 period includes $20.3 million of revolving credit repayment using cash received from the sale of the book and publishing business. During the 2006 period, the Company received proceeds of $2.9 million from sale of over-allotment shares related to a public offering of its shares by certain stockholders of the Company.
Restructuring payments. During the fourth quarter of 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of production functions from our London office to offices in Asia. The Company made payments of approximately $795 in the first quarter of 2007 and anticipates paying out the remaining reserve balance of $310 by the end of 2007.
Dividends and share repurchases. Dividend payments on common stock were $0.9 million for both three month periods ended March 31, 2007 and 2006. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2007. Although the Company has a general authorization from its Board of Directors to repurchase up to $2.0 million of its common shares annually, none were purchased during the three month periods ended March 31, 2007 or 2006.
Revolving credit agreement and other indebtedness. The Company borrows under a credit agreement with JPMorgan Chase Bank, N.A, which provides for a five year unsecured revolving credit facility of $115.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At March 31, 2007, $60.1 million was outstanding under the agreement and is included in Long-term debt on the March 31, 2007 Consolidated Balance Sheet. The Company also has borrowings under a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the March 31, 2007 Consolidated Balance Sheet.
The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in the Company’s March 31, 2007 financial statements as follows: $2,143 is included in Current portion of long-term debt and capital lease obligations, $22,857, is included in Long-term debt. The notes issued under both these agreements are unsecured.
Long-term debt decreased to $132.9 million at March 31, 2007 from $140.8 million at December 31, 2006 primarily by repayment of the debt with cash generated by operations. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.
Seasonality
With the acquisitions of Winnetts and Seven Worldwide, the seasonal fluctuations in business on a combined basis generally result in lower revenues in the first quarter as compared to the rest of the calendar year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A discussion regarding market risk is disclosed in the Company’s December 31, 2006 Form 10-K. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Change in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”.) The Risk Factors are hereby incorporated in Part II, Item 1A of this Form 10-Q. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. As of March 31, 2007, the Company had not purchased any shares of its common stock pursuant to this general authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the three months ended March 31, 2007. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
ITEM 6. EXHIBITS
A. Exhibits

EXHIBIT #	DESCRIPTION

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 2007.

Schawk, Inc. (Registrant)

/s/ David A. Schawk
President, Chief Executive Officer and Director

/s/ James J. Patterson
Senior Vice President and Chief Financial Officer