Form 10-Q
period 2007-06-30
SCHAWK INC
filed 2007-09-25
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Commission File Number 001-09335
SCHAWK, INC.
(Exact name of Registrant
as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
66-0323724
(I.R.S. Employer Identification No.)
1695 River Road
Des Plaines, Illinois
(Address of principal executive office)
60018
(Zip Code)
847-827-9494
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer ☐       Accelerated filer ☑       Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of August 31, 2007, was 26,895,472.

SCHAWK, INC.
FORM 10-Q QUARTERLY REPORT

June 30, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Schawk, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$9,214	$10,177
Trade accounts receivable, less allowance for doubtful accounts of $2,188 at June 30, 2007 and $4,621 at December 31, 2006	126,527	127,627
Inventories	23,369	23,575
Prepaid expenses and other current assets	12,544	10,171
Deferred income taxes	8,646	8,580

Total current assets	180,300	180,130

Property and equipment, less accumulated depreciation of $90,109 at June 30, 2007 and $82,256 at December 31, 2006	82,101	82,227
Goodwill	245,181	235,501
Intangible assets, net	35,147	35,755
Other assets	4,822	4,633

Total assets	$547,551	$538,246

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$19,564	$26,522
Accrued expenses	48,674	51,489
Income taxes payable	17,815	10,249
Current portion of long-term debt and capital lease obligations	3,598	2,177

Total current liabilities	89,651	90,437

Long-term debt	126,606	140,751
Capital lease obligations	3	12
Other liabilities	22,744	23,461
Deferred income taxes	14,712	14,657

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,304,673 and 28,989,013 shares issued at June 30, 2007 and December 31, 2006, respectively; 26,869,315 and 26,555,119 shares outstanding at June 30, 2007 and December 31, 2006, respectively	232	229
Additional paid-in capital	182,133	178,415
Retained earnings	128,206	113,365
Accumulated comprehensive income	12,453	6,079

	323,024	298,088

Treasury stock, at cost, 2,435,358 and 2,433,894 shares of common stock at June 30, 2007 and December 31, 2006, respectively	(29,189)	(29,160)

Total stockholders’ equity	293,835	268,928

Total liabilities and stockholders’ equity	$547,551	$538,246

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations
Three Months Ended June 30, 2007 and 2006
(Unaudited)
(In Thousands, Except Share Amounts)

	2007	2006

Net sales	$143,126	$140,095
Cost of sales	90,870	90,339
Selling, general, and administrative expenses	32,639	34,665
Acquisition integration expenses	—	228
Reserve reversal from litigation settlement	—	(2,120)

Operating income	19,617	16,983

Other income (expense):
Interest income	—	77
Interest expense	(2,407)	(2,738)

	(2,407)	(2,661)

Income from continuing operations before income taxes	17,210	14,322

Income tax provision	6,607	5,396

Income from continuing operations	10,603	8,926

Income from discontinued operations, net of tax expense of $26	—	44

Net income	$10,603	$8,970

Earnings per share:
Basic:
Income from continuing operations	$0.40	$0.34
Income from discontinued operations	—	0.00

Net income per common share	$0.40	$0.34

Diluted:
Income from continuing operations	$0.38	$0.32
Income from discontinued operations	—	0.00

Net income per common share	$0.38	$0.32

Weighted average number of common and common equivalent shares outstanding:
Basic	26,793	26,441
Diluted	27,656	27,798

Dividends per common share	$0.0325	$0.0325
See accompanying notes

Schawk, Inc.
Consolidated Statements of Operations
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In Thousands, Except Share Amounts)

	2007	2006

Net sales	$274,010	$273,849
Cost of sales	174,396	178,377
Selling, general, and administrative expenses	65,879	68,981
Acquisition integration expenses	—	758
Reserve reversal from litigation settlement	—	(2,120)

Operating income	33,735	27,853

Other income (expense):
Interest income	90	196
Interest expense	(4,830)	(5,319)

	(4,740)	(5,123)

Income from continuing operations before income taxes	28,995	22,730

Income tax provision	11,205	8,589

Income from continuing operations	17,790	14,141

Loss from discontinued operations, net of tax benefit of $240	—	(389)

Net income	$17,790	$13,752

Earnings per share:
Basic:
Income from continuing operations	$0.67	$0.54
Loss from discontinued operations	—	(0.02)

Net income per common share	$0.67	$0.52

Diluted:
Income from continuing operations	$0.65	$0.51
Loss from discontinued operations	—	(0.01)

Net income per common share	$0.65	$0.50

Weighted average number of common and common equivalent shares outstanding:
Basic	26,700	26,312
Diluted	27,544	27,777

Dividends per common share	$0.065	$0.065
See accompanying notes

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)
(In Thousands)

	2007	2006

Operating activities
Net income	$17,790	$13,752
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	12,204	12,539
Deferred income taxes	—	(2,151)
Reserve reversal from litigation settlement	—	(2,120)
Share-based compensation expense	562	574
Tax benefit from stock options exercised	(407)	—
Gain realized on sale of property and equipment	(1,169)	(197)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	4,357	4,214
Inventories	520	(591)
Prepaid expenses and other current assets	(2,731)	(116)
Trade accounts payable and accrued expenses	(11,522)	(18,842)
Other liabilities	(808)	(5,251)
Income taxes refundable/payable	5,793	10,779

Net cash provided by operating activities	24,589	12,590

Investing activities
Proceeds from sales of property and equipment	2,585	3,662
Proceeds from sale of business	—	26,279
Capital expenditures	(10,833)	(12,814)
Acquisitions, net of cash acquired	(5,789)	(688)
Other	(156)	472

Net cash provided by (used in) investing activities	(14,193)	16,911

Financing activities
Net principal payments on revolving credit agreement	(13,057)	(36,149)
Principal payments on capital lease obligations	(20)	(283)
Tax benefit from stock options exercised	407	1,278
Common stock dividends	(1,745)	(1,706)
Purchase of common stock	(42)	(1,223)
Issuance of common stock	2,818	5,637

Net cash used in financing activities	(11,639)	(32,446)

Effect of foreign currency rate changes	280	767

Net decrease in cash and cash equivalents	(963)	(2,178)
Cash and cash equivalents beginning of period	10,177	7,519

Cash and cash equivalents end of period	$9,214	$5,341

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
NOTE 4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Raw materials	$3,901	$4,444
Work in process	20,530	20,193

	24,431	24,637
Less: LIFO reserve	(1,062)	(1,062)

	$23,369	$23,575

NOTE 5. EARNINGS PER SHARE
Basic earnings per share and diluted earnings per share are shown on the Consolidated Statements of Operations. Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares, including restricted shares, and common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income to arrive at income available to common stockholders.
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three months ended June 30,
	2007	2006
Weighted average shares-Basic	26,793	26,441
Effect of dilutive stock options	863	1,357

Adjusted weighted average shares and assumed conversions-Diluted	27,656	27,798

	Six months ended June 30,
	2007	2006
Weighted average shares-Basic	26,700	26,312
Effect of dilutive stock options	844	1,465

Adjusted weighted average shares and assumed conversions-Diluted	27,544	27,777

NOTE 6. COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,
	2007	2006
Net income	$10,603	$8,970
Foreign currency translation adjustments	5,729	374

Comprehensive income	$16,332	$9,344

	Six months ended June 30,
	2007	2006
Net income	$17,790	$13,752
Foreign currency translation adjustments	6,374	817

Comprehensive income	$24,164	$14,569

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
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six month periods ended June 30, 2007 and June 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the three and six month periods ended June 30, 2007 and June 30, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2007 and 2006, using the Black-Scholes option-pricing model.

	Six Months ended June 30,
	2007	2006

Expected dividend yield	0.68%-0.71%	Na
Expected stock price volatility	28.24%-28.50%	Na
Risk-free interest rate range	4.53%-4.54%	Na
Weighted-average expected life of options	5.5-6.0 years	Na
Forfeiture rate	2.72%	Na
The total fair value of options and restricted stock granted during the three and six-month periods ended June 30, 2007 was $195 and $1,829, respectively. As of June 30, 2007, there was $2,389 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2.5 years. Expense recognized under SFAS 123(R) for the three and six-month periods ended June 30, 2007 was $310, and $562, respectively. Expense recognized under SFAS 123(R) for the three and six- month periods ended June 30, 2006 was $151, and $574, respectively.
NOTE 8. ACQUISITIONS
Benchmark Marketing Services, LLC
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. The acquisition resulted in the recognition of goodwill in the Company’s financial statements because the purchase price reflects the complimentary strategic fit that the acquired business brings to the Company’s existing operations. The goodwill is expected to be deductible as an operating expense for tax purposes.
The purchase price of $5,841 consisted of $5,213 paid in cash to the seller, $591 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $37 accrued for acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$1,905
Inventory	84
Other current assets	21
Fixed assets	294
Goodwill	4,107
Other assets	10
Accounts payable	(73)
Other current liabilities	(1,136)

Total cash paid at closing, net of cash acquired	$5,212

The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated results of operations.
Seven Worldwide Holdings, Inc.
On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc. (“Seven Worldwide”). The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520.
During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations of the Company and Seven Worldwide and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities were closed in early 2006 in accordance with the Company’s exit plan. A total of 712 employees were terminated during 2005 and in early 2006. In addition, the Company’s management decided to market the Book and Publishing operations of the acquired company, since this business was outside the core business of the Company. Effective as of February 28, 2006, the Company sold substantially all of the operating assets of its Book and Publishing operations. See Footnote 11 – Discontinued Operations.
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The majority of the June 30, 2007 reserve balance related to employee severance will be paid during the current fiscal year. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $4,872 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of June 30, 2007.

The following table summarizes the reserve recorded at January 31, 2005 and the activity through June 30, 2007:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	$(6,721)	$5,446

Facility closure cost	4,715	3,969	(1,114)	7,570

Total	$11,790	$9,061	$(7,835)	$13,016

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$5,446	$155	$(5,263)	$338

Facility closure cost	7,570	163	(2,572)	5,161

Total	$13,016	$318	$(7,835)	$5,499

	Balance			Balance
	December 31,			March 31,
	2006	Adjustments	Payments	2007

Employee severance	$338	—	$(189)	$149

Facility closure cost	5,161	—	(238)	4,923

Total	$5,499	—	$(427)	$5,072
	==

	Balance			Balance
	March 31,			June 30,
	2007	Adjustments	Payments	2007

Employee severance	$149	—	$(91)	$58

Facility closure cost	4,923	—	(109)	4,814

Total	$5,072	—	$(200)	$4,872
	==

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
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The remaining reserve balance of $402 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of June 30, 2007.
The following table summarizes the reserve recorded at December 31, 2004 and the activity through June 30, 2007:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	$(902)	$417

Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	$(1,534)	$1,749

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$417	$—	$(417)	$—

Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	$(686)	$(662)	$401

	Balance			Balance
	December 31,			March 31,
	2006	Adjustments	Payments	2007

Employee severance	$—	—	$—	$—

Facility closure cost	401	—	(3)	398

Total	$401	—	$(3)	$398
	==

	Balance			Balance
	March 31,			June 30,
	2007	Adjustments	Payments	2007

Employee severance	$—	$—	$—	$—

Facility closure cost	398	8	(4)	402

Total	$398	$8	$(4)	$402

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company’s priorities has been the integration of the acquired businesses into the Company’s combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the six month period ended June 30, 2006, the Company recorded acquisition integration expenses of $758, which are shown on a separate line in the operating expense section of the Consolidated Statement of Operations for the period ended June 30, 2006. The major items included in this expense are exit costs from the shut down of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.
Other acquisitions
During the six month periods ended June 30, 2007 and June 30, 2006 the Company paid $577 and $688, respectively, of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.
NOTE 9. DEBT
The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. On June 30, 2007, $55,178 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.
The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the June 30, 2007 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in the Company’s June 30, 2007 financial statements as follows: $3,571 is included in Current portion of long-term debt and capital lease obligations, and $21,429, is included in Long-term debt. The notes issued under both these agreements are unsecured.
The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of June 30, 2007.
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for its goodwill assets using SFAS No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142.”) Under SFAS No. 142, the Company’s goodwill assets are not amortized throughout the period, but are subject to an annual impairment test.
The Company’s intangible assets subject to amortization are as follows:

	June 30,	December 31,	Weighted
	2007	2006	Average Life

Customer relationships	$41,179	$40,579	15.0 years
Digital images	935	928	5.0 years
Developed technologies	712	712	3.0 years
Non-compete agreements	731	731	3.6 years
Patents	326	326	20.0 years
Trade names	308	308	2.0 years
Contract acquisition cost	623	156	3.0 years

	44,814	43,740
Accumulated amortization	(9,667)	(7,985)

	$35,147	$35,755

Amortization expense related to intangible assets was $906 and $1,682 for the three and six-month periods ended June 30, 2007, respectively. Amortization expense related to intangible assets was $885 and $1,717 for the three and six-month periods ended June 30, 2006, respectively. Amortization expense for each of the next five fiscal years beginning July 1, 2007 is expected to be approximately $3,400 for fiscal year 2008, $3,200 for fiscal year 2009, $3,000 for fiscal year 2010 and $2,600 for fiscal year 2011 and fiscal year 2012.
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
In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the three and six month periods ended June 30, 2007 and June 30, 2006 are as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Revenues	$—	$—

Income from operations before income taxes	$—	$70

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006
Revenues	$—	$8,466

Loss from operations before income taxes	$—	$(629)

The results of operations of the Book and Publishing business include an allocation of interest expense of $23 and $195 for the three and six-month periods ended June 30, 2006, respectively.
NOTE 12. RESTRUCTURING
During the fourth quarter of 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of production functions from our London office to offices in Asia. The Company made payments of approximately $980 in 2006 and $1,105 in the first six months of 2007. There is no reserve balance remaining at June 30, 2007.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $2,700 increase in the liability for unrecognized tax benefits which is offset by a reduction of deferred tax liability of $100, an increase in goodwill of $1,000, and a reduction in current taxes payable of $400, resulting in a decrease to the January 1, 2007 retained earnings balance of $1,200. The amount of unrecognized tax benefits at January 1, 2007 is $15,000 of which $3,000 would impact the Company’s effective tax rate, if recognized.
It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of IRS examinations or statute closures will be in the range of $800 to $6,400. If the expected amounts materialize, the Company projects that $800 would decrease the effective tax rate and $5,600 would be a reduction to goodwill.
All federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2003, with the exception of the former Seven Consolidated Group, acquired on January 31, 2005, whose returns are closed through 1995. An Internal Revenue Service examination of the years 1996 through 2003 for the former Seven Consolidated Group is completed, and the proposed assessment is pending with the Joint Committee on Taxation. It is anticipated that a settlement with the IRS for the years 1996 through 2003 will be reached within the next twelve months. Schawk Worldwide Holdings Inc. and subsidiaries is currently under examination for years 2004 and 2005.
State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Schawk, Inc. and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Income. As of January 1, 2007, the Company had approximately $3,600 accrued for the payment of interest and no amounts for penalties.
There has been no material change in unrecognized tax benefits as a result of tax positions taken during the second quarter of 2007.
NOTE 14. SUBSEQUENT EVENTS
Effective August 1, 2007, the Company acquired the common stock of Perks Design Partners Pty Ltd and certain assets of Brand ID. Both are Australia-based brand strategy and design firms with combined revenue of approximately $5,900.
Effective August 31, 2007, the Company acquired the common stock of Protopak Innovations, Inc., a Toronto, Canada company with approximately $6,000 in revenue. Protopak produces prototypes and samples for the packaging industry.
The purchase price allocations for these acquisitions have not been completed. The Company will allocate the purchase price to the fair value of the net assets acquired upon completion of tangible and intangible asset appraisals now in progress.
NOTE 15. LATE FILING
The Company was unable to file this Quarterly Report on Form 10-Q for the three months ended June 30, 2007 by the due date of August 9, 2007 because the Statement of Auditing Standards No. 100 (“SAS 100”) interim financial statement review by the Company’s independent public accountants had not been completed. The Company determined that it needed to do further analysis to determine if it was necessary to correct its historical method of capitalizing certain costs in work-in-process inventory.
The Company has completed the review of its accounting for work-in-process inventory and determined that no material financial statement adjustments are required for any period presented in this Form 10-Q or any other historical period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act.) The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, higher than expected costs, higher than expected costs associated with compliance with legal and regulatory requirements, the strength of the United States economy in general and specifically market conditions for the consumer products industry, the level of demand for the Company’s services, loss of key management and operational personnel, the ability of the Company to implement its growth strategy, the stability of state, federal and foreign tax laws, the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry, the ability to implement restructuring plans, the stability of political conditions in other countries in which the Company has production service capabilities, terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
EXECUTIVE-LEVEL OVERVIEW
Net sales increased to $143 million in the second quarter of 2007 from $140 million in the second quarter of 2006. The earnings per share was $0.38 per fully diluted share in the second quarter of 2007 as compared to $0.32 earnings per fully diluted share in the second quarter of 2006.
The Company experienced strong sales increases in its consumer products packaging accounts, which increased approximately 11 percent, offset by lower sales in its retail advertising accounts, which were lower approximately 15 percent. The sales increases with consumer products companies were a result of new business wins previously announced over the past 12 months, as well as from general strengthening of the market as compared to a weaker 2006. Retail advertising accounts, which represent a smaller percentage of the Company’s business than consumer products packaging accounts, experienced lower second-quarter revenue as compared to the prior-year period primarily as a result of the loss of a retail account which had contributed $4.1 million in revenue in the 2006 second quarter. Other retail advertising accounts were also soft in the second quarter of 2007 as compared to the prior-year period, due primarily to fewer newspaper ads.
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
As a result of our recent acquisitions described below, we have increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under “Acquisitions” and “Results of operations”, the altered mix of services resulting from our acquisitions of Winnetts and Seven Worldwide has impacted our results of operations and will continue to impact our results of operations in the future.
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
In the first half of both 2007 and 2006, approximately 8% of our total revenues came from our largest single client in the respective period. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.
Late Filing
The Company was unable to file this Quarterly Report on Form 10-Q for the three months ended June 30, 2007 by the due date of August 9, 2007 because the Statement of Auditing Standards No. 100 (“SAS 100”) interim financial statement review by the Company’s independent public accountants had not been completed. The Company determined that it needed to do further analysis to determine if it was necessary to correct its historical method of capitalizing certain costs in work-in-process inventory. The Company has completed the review of its accounting for work-in-process inventory and determined that no material financial statement adjustments are required for any period presented in this Form 10-Q or any other historical period.
Acquisitions
The Company’s profitability and access to capital have enabled us to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. In our 53-year business history, we have integrated approximately 50 graphic and imaging businesses into our operations.
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. The purchase price of $5,841 consisted of $5,213 paid in cash to the seller, $591 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $37 accrued for acquisition-related professional fees.
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

As part of the integration of the Winnetts and Seven Worldwide, Inc. businesses, we recorded exit reserves based on our consolidation plan. The major expenses included in the exit reserves were severance pay for employees of acquired facilities that were merged with existing operations and lease termination expenses. The Company paid approximately $600 during the six months ended June 30, 2007 related to these reserves and had a liability for future payments of approximately $5,300 relating primarily to lease termination expenses to be paid through the year 2015. In addition, we recorded acquisition integration expenses, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations, of $200 and $800 for the three and six months ended June 30, 2006, respectively. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006 including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.
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
Accounts Receivable. Our clients are primarily consumer product manufacturers, converters and advertising agencies; none of which individually represents more than 9% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on past collection history and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $2,188 was established at June 30, 2007, compared to an allowance of $4,621 at December 31, 2006. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. The decrease in the balance in the allowance for doubtful accounts was due primarily to the write-off of receivable balances in the first quarter of 2007 that were fully reserved for at December 31, 2006.
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
Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period.
Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve-month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions thatresult in an increase to the exit reserves would result in a charge to income.
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
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized subsequent to January 1, 2006 includes compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense recorded for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration. In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of nonvested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change. As of June 30, 2007, there was $2,389 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2.5 years. Expense recognized under SFAS 123(R) for the three and six-month periods ended June 30, 2007 was $310, and $562, respectively. Expense recognized under SFAS 123(R) for the three and six-month periods ended June 30, 2006 was $151, and $574, respectively.

Results of operations
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.
Schawk, Inc.
Comparative Consolidated Statements of Operations
Three Months Ended June 30, 2007 and 2006
Unaudited
(in thousands)

			$	%
	2007	2006	Change	Change
Net sales	$143,126	$140,095	$3,031	2.2%

Cost of sales	90,870	90,339	531	0.6%

Gross profit	52,256	49,756	2,500	5.0%

Gross margin percentage	36.5%	35.5%

Selling, general and administrative expenses	32,639	34,665	(2,026)	(5.8%)
Acquisition integration expenses	—	228	(228)	nm
Reserve reversal from litigation settlement	—	(2,120)	2,120	nm

Operating income	19,617	16,983	2,634	15.5%
Operating margin percentage	13.7%	12.1%

Other income (expense):
Interest income	—	77	(77)	nm
Interest expense	(2,407)	(2,738)	331	(12.1%)

	(2,407)	(2,661)	254	(9.5%)

Income from continuing operations before income taxes	17,210	14,322	2,888	20.2%

Income tax provision	6,607	5,396	1,211	22.4%

Effective income tax rate	38.4%	37.7%

Income from continuing operations	10,603	8,926	1,677	18.8%

Income from discontinued operations, net of tax expense of $26	—	44	(44)	nm

Net income	$10,603	$8,970	$1,633	18.2%

nm = not meaningful

Three months ended June 30, 2007 compared to three months ended June 30, 2006
Net sales increased $3.0 million, or 2.2 percent, in the second quarter of 2007 compared to the same period of 2006. The quarter-over-quarter sales increase was the result of strong sales in consumer packaging accounts, which increased approximately 11 percent, partially offset by lower sales in retail advertising accounts, which were lower by approximately 15 percent. The sales increase from consumer products packaging accounts was primarily the result of new business wins as well as from a strengthening of the overall packaging market. The decrease in sales from retail advertising accounts, which represents a smaller percentage of the Company’s business, was primarily due to the loss of business from a retail account that contributed $4.1 million in revenue in the 2006-second quarter.
Gross margin increased to 36.5 percent in the second quarter of 2007 from 35.5 percent in the second quarter of the prior year. The increase in gross margin was primarily due to increased sales and cost reduction efforts and completion of acquisition integration activities over the past 12 months.
Operating income increased to $19.6 million in the second quarter of 2007 from $17.0 million in the prior-year second quarter. Second-quarter 2007 operating margin was 13.7 percent compared to 12.1 percent in the 2006 second quarter. The second quarter 2007 operating income and margin percentage were favorably impacted by a $1.1 million gain on the sale of a building. Selling, general and administrative expenses decreased by $2.0 million during the second quarter 2007 compared to the comparable 2006 period. $1.1 million of the reduction is due to the gain on sale of a building; the balance of the decrease reflects reduced costs from efficiencies achieved as a result of the integration of acquisitions in Europe and the United States. The integration efforts were substantially completed by the end of 2006. The second quarter 2006 operating income and margin percentage were favorable impacted by a $2.1 million reserve reversal resulting from a litigation settlement, partially offset by $0.2 million of acquisition integration expenses.
Other income (expense) resulted in a net other expense of $2.4 million in the second quarter of 2007 compared to a net other expense of $2.7 million in the second quarter of 2006. Interest expense of $2.4 million for the second quarter of 2007 decreased $0.3 million compared to the same period in 2006, due primarily to the reduction of debt outstanding under the Company’s revolving credit agreement.
Income tax expense for the second quarter of 2007 was at an effective tax rate of 38.4% compared to an effective tax rate in the second quarter of 2006 of 37.7%. The higher tax rate reflects the effect of higher profits in higher tax jurisdictions as compared to the prior year.

Schawk, Inc.
Comparative Consolidated Statements of Operations
Six Months Ended June 30, 2007 and 2006
Unaudited
(in thousands)

			$	%
	2007	2006	Change	Change
Net sales	$274,010	$273,849	$161	0.1%

Cost of sales	174,396	178,377	(3,981)	(2.2%)

Gross profit	99,614	95,472	4,142	4.3%

Gross margin percentage	36.4%	34.9%

Selling, general and administrative expenses	65,879	68,981	(3,102)	(4.5%)
Acquisition integration expenses	—	758	(758)	nm
Reserve reversal from litigation settlement	—	(2,120)	2,120	nm

Operating income	33,735	27,853	5,882	21.1%
Operating margin percentage	12.3%	10.2%

Other income (expense):
Interest income	90	196	(106)	(54.1%)
Interest expense	(4,830)	(5,319)	489	(9.2%)

	(4,740)	(5,123)	383	(7.5%)

Income from continuing operations before income taxes	28,995	22,730	6,265	27.6%
Income tax provision	11,205	8,589	2,616	30.5%

Effective income tax rate	38.6%	37.8%

Income from continuing operations	17,790	14,141	3,649	25.8%

Loss from discontinued operations, net of tax benefit of $240	—	(389)	389	nm

Net income	$17,790	$13,752	$4,038	29.4%

nm = not meaningful
Six months ended June 30, 2007 compared to six months ended June 30, 2006
Net sales for the six month period ended June 30, 2007 were approximately the same as in the prior year period, with $274.0 million for the first half of 2007 compared to $273.8 million for the first half of 2006. Increased revenue from consumer products packaging accounts was offset by lower revenue from retail advertising accounts, as discussed above.
Gross margin increased to 36.4 percent in the first half of 2007 from 34.9 percent in the first half of 2006. The increase in gross margin was due to cost reduction efforts throughout the organization and completion of acquisition integration activities during the last 12 months.
Operating income increased to $33.7 million in the first six months of 2007 from $27.9 million in the prior-year comparable period. First half 2007 operating margin was 12.3 percent compared to 10.2 percent in the 2006 first half. As discussed above, the operating income and margin percentage for the 2007 period were favorably impacted by a $1.1 million gain on the sale of a building, which is included in selling, general and administrative expenses. The operating income and margin percentage for the 2006 period were favorable impacted by a $2.1 million reserve reversal resulting from a litigation settlement, partially offset by $0.8 million of acquisition integration expenses. The higher operating results for the year-to-date period were due to the reasons detailed above, including the benefit of the lower cost structure in Europe as a result of the completion of integration activities, which is generating significantly improved results as compared to a year ago.
Other income (expense) resulted in a net other expense of $4.7 million in the first half of 2007 compared to a net other expense of $5.1 million in the second- half of 2006. Interest expense of $4.8 million for the first half of 2007 decreased $0.5 million compared to the same period in 2006, due primarily to the reduction of debt outstanding under the Company’s revolving credit agreement.
Income tax expense for the first half of 2007 was at an effective tax rate of 38.6% compared to an effective tax rate in the first half of 2006 of 37.8%. The higher tax rate reflects the effect of higher profits in higher tax jurisdictions as compared to the prior year.
Liquidity and capital resources
As of June 30, 2007, the Company had $9.2 million in consolidated cash and cash equivalents, compared to $10.2 million at December 31, 2006. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.
Cash provided by operating activities. Cash provided from operations was $24.6 million in the first six months of 2007 compared to cash provided from operations of $12.6 million in the first six months of 2006. The increase in net cash provided by operating activities was primarily due to higher net income in the first half of 2007 compared to the first half of 2006 as well as a more favorable change in working capital accounts during the 2007 period, primarily due to lower payments related to integration and restructuring programs, partially offset by lower tax refunds. Depreciation and amortization expense in the first six months of 2007 was $12.2 million as compared to $12.5 million in the first six months of the prior year. The decrease in depreciation and amortization expense is primarily attributable to the disposition of the book and publishing operations during the first quarter of 2006.
Cash provided by (used in) investing activities. Cash used in investing activities was $14.2 million for the six months ended June 30, 2007 compared to $16.9 million of cash provided by investing activities during the comparable 2006 period. The cash provided by investing activities in the first six months of 2006 includes $26.3 million proceeds from the sale of the book and publishing business. Cash used in investing activities in the first six months of 2007 includes $5.2 million for the acquisition of Benchmark Marketing Services. Capital expenditures were $10.8 million in the first six months of 2007 compared to $12.8 million in the first six months of 2006. Capital expenditures are anticipated to be in a range of $18.0 million to $20.0 million for all of 2007.
Cash used in financing activities. Cash used in financing activities in the first six months of 2007 was $11.6 million compared to $32.4 million of cash used in financing activities during the first six months of 2006. The cash used in financing activities in the 2007 period reflects $13.1 million of revolving credit debt repayment primarily using cash generated from operations. The cash used in financing activities during the 2006 period includes $36.1 million of revolving credit repayment using cash received from the sale of the book and publishing business and cash generated from operations. Also during the 2006 period, the Company received proceeds of $2.9 million from the sale by the Company of over-allotment shares related to a public offering of its shares by certain stockholders of the Company.
Restructuring payments. During the fourth quarter of 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of production functions from our London office to offices in Asia. The Company made payments of approximately $980 in 2006 and paid out the remaining $1,105 reserve balance in the first half of 2007.
Dividends and share repurchases. Dividend payments on common stock were $1.7 million for both six-month periods ended June 30, 2007 and 2006. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2007. The Company has a general authorization from its Board of Directors to repurchase up to $2.0 million of its common shares annually. No shares were purchased pursuant to this authorization during the first six months of 2007 compared to 62,500 shares purchased during the comparable period in 2006.

Revolving credit agreement and other indebtedness. The Company borrows under a credit agreement with JPMorgan Chase Bank, N.A, which provides for a five year unsecured revolving credit facility of $115.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At June 30, 2007, $55.2 million was outstanding under the agreement and is included in Long-term debt on the June 30, 2007 Consolidated Balance Sheet. The Company also has borrowings under a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the June 30, 2007 Consolidated Balance Sheet.
The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in the Company’s June 30, 2007 financial statements as follows: $3,571 is included in Current portion of long-term debt and capital lease obligations, $21,429 is included in Long-term debt. The notes issued under both these agreements are unsecured.
Long-term debt decreased to $126.6 million at June 30, 2007 from $140.8 million at December 31, 2006 primarily by repayment of the debt with cash generated by operations. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A discussion regarding market risk is disclosed in the Company’s Form 10-K for the year ended December 31, 2006. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers concluded that these controls and procedures were effective as of the end of the period covered by this report.

Change in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”.) In addition to the information contained in this report and in other reports that we file with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. As of June 30, 2007, the Company had not purchased any shares of its common stock pursuant to this general authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. 2,146 shares had been tendered during the six months ended June 30, 2007. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 16, 2007, the Company held its annual stockholders’ meeting. There were 26,692,020 shares of Class A common stock outstanding entitled to vote, and a total of 25,994,235 (97.4%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to the stockholders:
PROPOSAL 1: Election of Directors:

NAME	FOR	WITHHELD

Clarence W. Schawk	21,725,921	4,268,314
David A. Schawk	23,579,445	2,414,789
A. Alex Sarkisian, Esq.	23,310,578	2,683,657
Leonard S. Caronia	21,984,302	4,009,932
Judith W. McCue, Esq.	21,752,930	4,241,305
Hollis W. Rademacher	25,118,512	875,723
John T. McEnroe, Esq.	21,984,360	4,009,875
Michael G. O’Rourke	25,689,444	304,791
PROPOSAL 2: Ratification of Ernst & Young as Independent Auditors for Fiscal -Year 2007:

For	Against	Abstain	Non-votes

25,342,831	650,611	793	—

ITEM 6. EXHIBITS
A. Exhibits

EXHIBIT #	DESCRIPTION

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September 2007.
Schawk, Inc.
(Registrant)
/s/ David A. Schawk
President, Chief Executive Officer and Director
/s/ James J. Patterson
Senior Vice President and Chief Financial Officer