Form 10-Q
period 2007-09-30
SCHAWK INC
filed 2007-11-09
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission File Number 001-09335
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
Large accelerated filer ☐      Accelerated filer ☑      Non- accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2007, was 26,914,803.

SCHAWK, INC.
FORM 10-Q QUARTERLY REPORT

September 30, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Schawk, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,614	$10,177
Trade accounts receivable, less allowance for doubtful accounts of $2,310 at September 30, 2007 and $4,621 at December 31, 2006	117,666	127,627
Inventories	24,617	23,575
Prepaid expenses and other current assets	10,991	10,171
Deferred income taxes	8,791	8,580

Total current assets	172,679	180,130

Property and equipment, less accumulated depreciation of $91,236 at September 30, 2007 and $82,256 at December 31, 2006	78,269	82,227
Goodwill	259,485	235,501
Intangible assets, net	36,957	35,755
Other assets	4,618	4,633

Total assets	$552,008	$538,246

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$20,557	$26,522
Accrued expenses	49,986	51,489
Income taxes payable	15,796	10,249
Current portion of long-term debt and capital lease obligations	3,590	2,177

Total current liabilities	89,929	90,437

Long-term debt	126,675	140,751
Capital lease obligations	2	12
Other liabilities	20,048	23,461
Deferred income taxes	11,718	14,657

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,339,862 and 28,989,013 shares issued at September 30, 2007 and December 31, 2006, respectively; 26,904,799 and 26,555,119 shares outstanding at September 30, 2007 and December 31, 2006, respectively	232	229
Additional paid-in capital	183,336	178,415
Retained earnings	131,961	113,365
Accumulated comprehensive income	17,295	6,079

	332,824	298,088

Treasury stock, at cost, 2,435,063 and 2,433,894 shares of common stock at September 30, 2007 and December 31, 2006, respectively	(29,188)	(29,160)

Total stockholders’ equity	303,636	268,928

Total liabilities and stockholders’ equity	$552,008	$538,246

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations
Three Months Ended September 30, 2007 and 2006
(Unaudited)
(In Thousands, Except Share Amounts)

	2007	2006

Net sales	$130,874	$134,779
Cost of sales	89,394	86,430
Selling, general, and administrative expenses	32,577	32,546

Operating income	8,903	15,803

Other income (expense):
Interest income	85	84
Interest expense	(2,303)	(2,720)

	(2,218)	(2,636)

Income from continuing operations before income taxes	6,685	13,167

Income tax provision	2,567	4,961

Income from continuing operations	4,118	8,206

Loss from discontinued operations, net of tax benefit of $1	—	(57)

Net income	$4,118	$8,149

Earnings per share:
Basic:
Income from continuing operations	$0.15	$0.31
Income from discontinued operations	—	0.00

Net income per common share	$0.15	$0.31

Diluted:
Income from continuing operations	$0.15	$0.30
Income from discontinued operations	—	0.00

Net income per common share	$0.15	$0.30

Weighted average number of common and common equivalent shares outstanding:
Basic	26,891	26,446
Diluted	27,797	27,496

Dividends per common share	$0.0325	$0.0325
See accompanying notes

Schawk, Inc.
Consolidated Statements of Operations
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In Thousands, Except Share Amounts)

	2007	2006

Net sales	$404,884	$408,628
Cost of sales	263,790	264,807
Selling, general, and administrative expenses	98,456	101,527
Acquisition integration expenses	—	758
Reserve reversal from litigation settlement	—	(2,120)

Operating income	42,638	43,656

Other income (expense):
Interest income	175	280
Interest expense	(7,133)	(8,039)

	(6,958)	(7,759)

Income from continuing operations before income taxes	35,680	35,897

Income tax provision	13,772	13,550

Income from continuing operations	21,908	22,347

Loss from discontinued operations, net of tax benefit of $241	—	(446)

Net income	$21,908	$21,901

Earnings per share:
Basic:
Income from continuing operations	$0.82	$0.85
Loss from discontinued operations	—	(0.02)

Net income per common share	$0.82	$0.83

Diluted:
Income from continuing operations	$0.79	$0.81
Loss from discontinued operations	—	(0.02)

Net income per common share	$0.79	$0.79

Weighted average number of common and common equivalent shares outstanding:
Basic	26,764	26,357
Diluted	27,625	27,682

Dividends per common share	$0.0975	$0.0975
See accompanying notes

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(In Thousands)

	2007	2006

Operating activities
Net income	$21,908	$21,901
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	16,748	18,387
Write-off of software costs	3,343	—
Deferred income taxes	—	(5,554)
Reserve reversal from litigation settlement	—	(2,120)
Share-based compensation expense	776	735
Tax benefit from stock options exercised	(920)	(1,289)
Gain realized on sale of property and equipment	(995)	(297)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	16,040	(2,625)
Inventories	(464)	(2,555)
Prepaid expenses and other current assets	(1,238)	754
Trade accounts payable and accrued expenses	(12,157)	(23,659)
Other liabilities	(3,598)	(11,071)
Income taxes refundable/payable	1,453	18,476

Net cash provided by operating activities	40,896	11,083

Investing activities
Proceeds from sales of property and equipment	2,581	4,125
Proceeds from sale of business	—	26,279
Capital expenditures	(12,677)	(18,039)
Acquisitions, net of cash acquired	(19,493)	(7,758)
Other	66	(55)

Net cash provided by (used in) investing activities	(29,523)	4,552

Financing activities
Net principal payments on revolving credit agreement	(13,712)	(18,460)
Principal payments on capital lease obligations	(28)	(443)
Tax benefit from stock options exercised	920	1,289
Common stock dividends	(2,607)	(2,567)
Purchase of common stock	(42)	(1,223)
Issuance of common stock	3,294	5,921

Net cash used in financing activities	(12,175)	(15,483)

Effect of foreign currency rate changes	1,239	(387)

Net increase (decrease) in cash and cash equivalents	437	(235)
Cash and cash equivalents beginning of period	10,177	7,519

Cash and cash equivalents end of period	$10,614	$7,284

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
NOTE 2. INTERIM RESULTS
The Company recorded an adjustment of $4,200 in the third quarter of 2007 to write off internally developed software costs that had previously been capitalized. The Company’s capitalization of internally developed software costs was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The costs were capitalized as part of the work performed by its Digital Solutions business, which represented approximately 1.4 percent of the Company’s consolidated net sales for the nine months ended September 30, 2007. The Company performed an evaluation to determine if the errors resulting from incorrectly capitalizing these internally developed software costs were material to any individual prior period, or if correcting these errors in 2007 is material to the 2007 expected annual results, taking into account the requirements of SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  Based on this analysis, the Company concluded the errors were not material to any individual prior period or to results reported in 2007 and, therefore, the correction of the error does not require previously filed financial statements to be restated.  Internally developed software costs incurred subsequent to June 30, 2007 of approximately $400 have been expensed as incurred.
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

NOTE 4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Raw materials	$3,832	$4,444
Work in process	21,847	20,193

	25,679	24,637
Less: LIFO reserve	(1,062)	(1,062)

	$24,617	$23,575

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
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three months ended September 30,
	2007	2006
Weighted average shares-Basic	26,891	26,446
Effect of dilutive stock options	906	1,050

Adjusted weighted average shares and assumed conversions-Diluted	27,797	27,496

	Nine months ended September 30,
	2007	2006
Weighted average shares-Basic	26,764	26,357
Effect of dilutive stock options	861	1,325

Adjusted weighted average shares and assumed conversions-Diluted	27,625	27,682

NOTE 6. COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,
	2007	2006
Net income	$4,118	$8,149
Foreign currency translation adjustments	4,842	374

Comprehensive income	$8,960	$8,523

	Nine months ended September 30,
	2007	2006
Net income	$21,908	$21,901
Foreign currency translation adjustments	11,216	1,191

Comprehensive income	$33,124	$23,092

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
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine month periods ended September 30, 2007 and September 30, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the three and nine month periods ended September 30, 2007 and September 30, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2007 and 2006, using the Black-Scholes option-pricing model.

	Nine Months ended September 30,
	2007	2006
Expected dividend yield	0.68%-0.71%	0.76%
Expected stock price volatility	28.24%-28.50%	27.40%
Risk-free interest rate range	4.53%-4.54%	4.83%
Weighted-average expected life of options	5.5-6.0 years	6 years
Forfeiture rate	2.72%	2.65%

There were no grants of options or restricted stock during the three-month period ended September 30, 2007. The total fair value of options and restricted stock granted during the nine-month period ended September 30, 2007 was $1,829. As of September 30, 2007, there was $2,134 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2.2 years. Expense recognized under SFAS 123(R) for the three and nine-month periods ended September 30, 2007 was $214, and $776, respectively. Expense recognized under SFAS 123(R) for the three and nine-month periods ended September 30, 2006 was $161, and $735, respectively.

NOTE 8. ACQUISITIONS
Perks Design Partners Pty Ltd.
Effective August 1, 2007, the Company acquired 100% of the outstanding stock of Perks Design Partners Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The results of operations of Perks are included in the Consolidated Statement of Operations beginning August 1, 2007. The primary reason for the acquisition was to expand the Company’s creative design business in Australia. This was the primary factor that contributed to the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not expected to be deductible as an operating expense for tax purposes.
The purchase price of $2,985 consisted of $1,792 paid in cash to the seller and $1,193 paid to escrow accounts, including $764 representing an estimated net tangible asset adjustment that will be adjusted upon finalization of the closing date balance sheet. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$790
Inventory	40
Other current assets	10
Fixed assets	330
Goodwill	1,729
Other assets	8
Accounts payable	(258)
Income tax payable	(123)
Other current liabilities	(417)

Total cash paid at closing, net of cash acquired	$2,109
The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
Protopak Innovations, Inc.
Effective September 1, 2007, the Company acquired 100% of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada company that produces prototypes and samples for the packaging industry. The results of operations of Protopak are included in the Consolidated Statement of Operations beginning September 1, 2007.The primary reason for the acquisition was to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its customers with product packaging samples reflecting its customers proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. This was the primary factor that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not expected to be deductible for tax purposes.

The base purchase price of $12,096 consisted of $11,367 paid in cash to the seller, $637 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $92 accrued for acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$882
Other current assets	63
Fixed assets	480
Goodwill	10,471
Accounts payable	(52)
Deferred income taxes	(89)
Other current liabilities	(660)

Total cash paid at closing, net of cash acquired	$11,095
The purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010. The purchase price allocation will be adjusted if the additional purchase price amounts are earned. The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
Schawk India, Ltd.
The Company had previously acquired 90 percent of a company currently known as Schawk India, Ltd, which provides artwork management, premedia and print management services. The original 50 percent ownership was acquired in February 2005 as part of the Company’s acquisition of Seven Worldwide, Inc and an additional 40 percent was acquired on July 1, 2006. The results of operations of Schawk India, Inc., net of minority interest, have been included in the Consolidated Statement of Operations since July 1, 2006.
Effective August 1, 2007, the Company purchased the remaining 10 percent of the outstanding stock of Schawk India, Ltd. from the minority shareholders for $500. The purchase price, less $33 representing the minority interest, was allocated to Goodwill.
Benchmark Marketing Services, LLC
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. The primary reason for the acquisition was to acquire an established workforce in the Cincinnati area to complement our existing Anthem Cincinnati creative design operation. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is expected to be deductible as an operating expense for tax purposes.
The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller, $550 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $70 accrued for acquisition-related professional fees. In addition, the Company has recorded a reserve of $635 for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary estimated fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$1,854
Inventory	84
Other current assets	26
Fixed assets	294
Goodwill	2,665
Customer relationships	2,100
Non-compete agreement	10
Other assets	10
Accounts payable	(72)
Other current liabilities	(1,759)

Total cash paid at closing, net of cash acquired	$5,212
The purchase price may be increased if certain sales targets are exceeded for the fiscal years ending May 31, 2008, and May 31, 2009. The purchase price allocation will be adjusted if the additional purchase price amounts are earned. The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
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
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $11,790. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill and current and non-current liabilities. The majority of the September 30, 2007 reserve balance related to employee severance will be paid during the current fiscal year. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $4,727 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of September 30, 2007.
The following table summarizes the reserve recorded at January 31, 2005 and the activity through September 30, 2007:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	($6,721)	$5,446

Facility closure cost	4,715	3,969	(1,114)	7,570

Total	$11,790	$9,061	($7,835)	$13,016

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$5,446	$155	($5,263)	$338

Facility closure cost	7,570	163	(2,572)	5,161

Total	$13,016	$318	($7,835)	$5,499

	Balance			Balance
	December 31,			March 31,
	2006	Adjustments	Payments	2007

Employee severance	$338	—	($189)	$149

Facility closure cost	5,161	—	(238)	4,923

Total	$5,499	—	($427)	$5,072
	==

	Balance			Balance
	March 31,			June 30,
	2007	Adjustments	Payments	2007

Employee severance	$149	—	($91)	$58

Facility closure cost	4,923	—	(109)	4,814

Total	$5,072	—	($200)	$4,872
	==

	Balance			Balance
	June 30,			September 30,
	2007	Adjustments	Payments	2007

Employee severance	$58	—	($36)	$22

Facility closure cost	4,814	—	(109)	4,705

Total	$4,872	—	($145)	$4,727
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
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The remaining reserve balance of $407 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of September 30, 2007.
The following table summarizes the reserve recorded at December 31, 2004 and the activity through September 30, 2007:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	($902)	$417

Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	($1,534)	$1,749

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$417	$—	($417)	$—

Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	($686)	($662)	$401

	Balance			Balance
	December 31,			March 31,
	2006	Adjustments	Payments	2007

Employee severance	$—	—	$—	$—

Facility closure cost	401	—	(3)	398

Total	$401	—	($3)	$398

	Balance			Balance
	March 31,			June 30,
	2007	Adjustments	Payments	2007

Employee severance	$—	$—	$—	$—

Facility closure cost	398	8	(4)	402

Total	$398	$8	($4)	$402

	Balance			Balance
	June 30,			September 30,
	2007	Adjustments	Payments	2007

Employee severance	$—	$—	$—	$—

Facility closure cost	402	9	(4)	407

Total	$402	$9	($4)	$407

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
Other acquisitions
During the nine month periods ended September 30, 2007 and September 30, 2006 the Company paid $577 and $688, respectively, of additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements.
NOTE 9. DEBT
The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. On September 30, 2007, $55,246 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.
The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the September 30, 2007 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes,

$25,000, is included in the Company’s September 30, 2007 financial statements as follows: $3,571 is included in Current portion of long-term debt and capital lease obligations, and $21,429, is included in Long-term debt. The notes issued under both these agreements are unsecured.
The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of September 30, 2007.
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for its goodwill assets using SFAS No. 142,“Goodwill and Other Intangible Assets” (“SFAS 142.”) Under SFAS No. 142, the Company’s goodwill assets are not amortized throughout the period, but are subject to an annual impairment test.
The Company’s intangible assets subject to amortization are as follows:

	September 30,	December 31,	Weighted
	2007	2006	Average Life

Customer relationships	$43,677	$40,579	15.0 years
Digital images	940	928	5.0 years
Developed technologies	712	712	3.0 years
Non-compete agreements	741	731	3.6 years
Patents	326	326	20.0 years
Trade names	308	308	2.0 years
Contract acquisition cost	857	156	3.0 years

	47,561	43,740
Accumulated amortization	(10,604)	(7,985)

	$36,957	$35,755

Amortization expense related to intangible assets was $937 and $2,619 for the three and nine-month periods ended September 30, 2007, respectively. Amortization expense related to intangible assets was $876 and $2,593 for the three and nine-month periods ended September 30, 2006, respectively. Amortization expense for each of the next five fiscal years beginning October 1, 2007 is expected to be approximately $3,500 for fiscal year 2008, $3,300 for fiscal year 2009, $3,000 for fiscal year 2010, and $2,700 for fiscal year 2011 and fiscal year 2012.
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
In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of the Book and Publishing operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 are as follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Revenues	$—	$—

Loss from operations before income taxes	$—	$(58)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Revenues	$—	$8,465

Loss from operations before income taxes	$—	$(687)

The results of operations of the Book and Publishing business include an allocation of interest expense of $195 for the nine-month period ended September 30, 2006.
NOTE 12. RESTRUCTURING
During the fourth quarter of 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of production functions from our London office to offices in Asia. The Company made payments of approximately $980 in 2006 and $1,105 in 2007. There is no reserve balance remaining at September 30, 2007.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $2,700 increase in the liability for unrecognized tax benefits which is offset by a reduction of deferred tax liability of $100, an increase in goodwill of $1,000, and a reduction in current taxes payable of $400, resulting in a decrease to the January 1, 2007 retained earnings balance of $1,200. In the third quarter, the Company corrected an error in the calculation of the impact of its adoption of FIN 48 and reduced the current taxes payable originally established by $500 with the offset reflected as an increase to retained earnings. This error was considered to be immaterial to the Company’s consolidated financial statements and had no effect on the results of operations. As a result, the net impact of the adoption of FIN 48 resulted in a $2,200 increase in the liability for unrecognized tax benefits which is offset by a reduction of deferred tax liability of $100, an increase in goodwill of $1,000, and a reduction in current taxes payable of $400, resulting in a net decrease to the January 1, 2007 retained earnings balance of $700. The amount of unrecognized tax benefits at January 1, 2007 is $14,500 of which $2,500 would impact the Company’s effective tax rate, if recognized.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of IRS examinations or statute closures will be in the range of $1,200 to $7,200. If the expected amounts materialize, the Company projects that $1,200 would decrease the effective tax rate and $6,000 would be a reduction to goodwill.
All federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2003, with the exception of the former Seven Consolidated Group, acquired on January 31, 2005, whose returns are closed through 1995. It is anticipated that a settlement with the IRS for the years 1996 through 2003 will be reached within the next twelve months. In addition, the former Seven Consolidated Group is currently under examination for years 2004 and 2005 under a separate audit cycle.
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
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Income. As of January 1, 2007, the Company had approximately $3,600 accrued for the payment of interest and no amounts for penalties and provided an additional $148 and $492 for the three and nine months ended September 30, 2007, respectively.
The Company recognized a reduction in expense in the amount of $503 related to reserve releases in the third quarter of 2007. This amount is partially offset by an increase in reserves in the amount of $88, for a net total change of $415. The changes in reserves are attributable to the closure of the statute of limitations and the reflection of certain items in the Company’s income tax returns.

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
EXECUTIVE-LEVEL OVERVIEW
Net sales decreased to $131 million in the third quarter of 2007 from $135 million in the third quarter of 2006. The earnings per share was $0.15 per fully diluted share in the third quarter of 2007 as compared to $0.30 earnings per fully diluted share in the third quarter of 2006. The third quarter 2007 results included a $4.2 million, or $0.09 per fully diluted share charge to write-off costs associated with internally developed software for resale that had previously been capitalized in error. In addition, the Company experienced an unanticipated slowdown in business in the third quarter as compared to a good second quarter of 2007. The softness was particularly evident in our domestic business in the United States, which represents more than two thirds of our business. Our traditionally strong volumes from domestic consumer products companies in the third quarter did not occur. We also had a negative comparison to the prior year third quarter as the impact of an account we disclosed that we lost earlier in the year impacted revenue by $5.1 million in the quarter. Our Canadian operations had a strong sales quarter, however, our European and Asian operations were flat compared to the prior year third quarter. Our design studios also had a strong sales quarter as two acquisitions contributed to strong revenue gains as compared to the prior year third quarter.
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
In the first nine months of both 2007 and 2006, approximately 8% of our total revenues came from our largest single client in the respective period. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations
Acquisitions
The Company’s profitability and access to capital have enabled us to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. In our 53-year business history, we have integrated approximately 50 graphic and imaging businesses into our operations.
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller, $550 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $70 accrued for acquisition-related professional fees. In addition, the Company has recorded a reserve of $635 for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an acquisition integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. The final working capital adjustment, in the amount of $550, was paid to the seller in October. The purchase price may be increased if certain sales targets are exceeded for the fiscal years ending May 31, 2008, and May 31, 2009.
Effective August 1, 2007, the Company acquired 100% of the outstanding stock of Perks Design Partners Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The results of operations of Perks are included in the Consolidated Statement of Operations beginning August 1, 2007. The purchase price of $2,985 consisted of $1,792 paid in cash to the seller and $1,193 paid to escrow accounts, including $764 representing an estimated net tangible asset adjustment which will be adjusted upon finalization of the closing date balance sheet. We expect to finalize and pay the tangible net asset adjustment in the fourth quarter.
Effective September 1, 2007, the Company acquired 100% of the outstanding stock of Protopak Innovations, Inc., a Toronto, Canada company that produces prototypes and samples for the packaging industry. The results of operations of Protopak are included in the Consolidated Statement of Operations beginning September 1, 2007. The base purchase price of $12,096 consisted of $11,367 paid in cash to the seller, $637 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $92 accrued for acquisition-related professional fees. We expect to finalize and pay the working capital adjustment in the fourth quarter. The purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010.
The Company had previously acquired 90 percent of a company currently known as Schawk India, Ltd, which provides artwork management, premedia and print management services. The original 50 percent ownership was acquired in February 2005 as part of the Company’s acquisition of Seven Worldwide, Inc and an additional 40 percent was acquired on July 1, 2006. The results of operations of Schawk India, Inc., net of minority interest, have been included in the Consolidated Statement of Operations since July 1, 2006. Effective August 1, 2007, the Company purchased the remaining 10 percent of the outstanding stock of Schawk India, Ltd. from the minority shareholders for $500.
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
As part of the integration of the Winnetts and Seven Worldwide, Inc. businesses, we recorded exit reserves based on our consolidation plan. The major expenses included in the exit reserves were severance pay for employees of acquired facilities that were merged with existing operations and lease termination expenses. The Company paid approximately $800 during the nine months ended September 30, 2007 related to these reserves and had a liability for future payments of approximately $5,100 relating primarily to lease termination expenses to be paid through the year 2015. In addition, we recorded acquisition integration expenses, which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations, of approximately $800 for the nine months ended September 30, 2006. The major items included in this expense are exit costs from the shut down of our Birmingham UK operating facility in February 2006 including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.
Critical accounting estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting estimates are limited to those described below.
Accounts Receivable. Our clients are primarily consumer product manufacturers, converters and advertising agencies;

none of which individually represents more than 9% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on our historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $2,310 was established at September 30, 2007, compared to an allowance of $4,621 at December 31, 2006. The decrease in the balance in the allowance for doubtful accounts was due primarily to the write-off of receivable balances in the first quarter of 2007 that was fully reserved for at December 31, 2006. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. A 10% to 20% increase in the Company’s write-off experience would result in an approximate $125 to $250 increase in bad debt expense for a given period, based upon the Company’s methodology for calculating the allowance for doubtful accounts.
Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the consumer packaging industry and/or a loss of a major customer or several customers. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.
Goodwill and Other Acquired Intangible Assets. We have made acquisitions in the past that included a significant amount of goodwill and other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis. The impairment test performed by the Company is based on an estimate of the fair value of the Company’s reporting units. This fair value is calculated using a multiple of forecasted earnings based upon current market values of the Company’s common stock. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s common stock could result in an impairment charge.
Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. See Note 13 to the Consolidated Financial Statements for further discussion.

Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve-month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. See Note 8 to the Consolidated Financial Statements for further discussion. At September 30, 2007, the Company had exit reserves of approximately $5,134 that were included in Accrued expenses and Other non current liabilities on the Consolidated Balance Sheet, for exit activities completed in 2005 and early 2006, primarily for facility closure costs. The Company does not anticipate a significant increase or decrease in these reserves, as we do not anticipate a material change to the assumptions used with respect to the facility closure costs.
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
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized subsequent to January 1, 2006 includes compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense recorded for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. The Company must make certain assumptions in determining the fair value of stock options, including the volatility of the Company’s common stock, the future dividend yield on the Company’s common stock, and the term over which stock options will remain outstanding, including making assumptions about the future behavior patterns of the holders of stock options in regard to exercising stock options prior to their expiration. In addition, the Company must make certain assumptions regarding the rate at which options will be forfeited to estimate the service period that will be completed by the holders of stock options. Any deviation in the actual volatility of the Company’s common stock, the actual dividend yield, and the actual early exercise behavior of holders of stock options from that assumed in estimating the fair value of a stock option will not result in a change in the amount of compensation expense recognized by the Company, but will result in the actual value realized by the holder of the stock options to be different than the amount of compensation expense recognized. Any deviation in the actual forfeitures of non-vested stock options during the service period from that assumed will result in a change to the amount of compensation expense recognized, either as additional compensation expense or a reversal of previously recognized compensation expense in the period of change. The Company does not have a material amount of forfeitures of non-vested stock options, so it is unlikely that it will recognize a material change in compensation expense resulting from any such forfeitures. As of September 30, 2007, there was $2,134 of total unrecognized compensation cost related to non-vested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2.2 years. The Company does not anticipate a material change to the recognition of these costs over the next 2 years. Expense recognized under SFAS 123(R) for the three and nine-month periods ended September 30, 2007 was $214 and $776, respectively. Expense recognized under SFAS 123(R) for the three and nine-month periods ended September 30, 2006 was $161, and $735, respectively.

Results of operations
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.
Schawk, Inc.
Comparative Consolidated Statements of Operations
Three Months Ended September 30, 2007 and 2006
Unaudited
(in thousands)

			$	%
	2007	2006	Change	Change
Net sales	$130,874	$134,779	($3,905)	(2.9%)

Cost of sales	89,394	86,430	2,964	3.4%

Gross profit	41,480	48,349	(6,869)	(14.2%)

Gross margin percentage	31.7%	35.9%

Selling, general and administrative expenses	32,577	32,546	31	0.1%

Operating income	8,903	15,803	(6,900)	(43.7%)
Operating margin percentage	6.8%	11.7%

Other income (expense):
Interest income	85	84	1	1.2%
Interest expense	(2,303)	(2,720)	417	(15.3%)

	(2,218)	(2,636)	418	(15.9%)

Income from continuing operations before income taxes	6,685	13,167	(6,482)	(49.2%)
Income tax provision	2,567	4,961	(2,394)	(48.3%)

Effective income tax rate	38.4%	37.7%

Income from continuing operations	4,118	8,206	(4,088)	(49.8%)

Loss from discontinued operations, net of tax benefit of $1	—	(57)	57	nm

Net income	$4,118	$8,149	($4,031)	(49.5%)

nm = not meaningful

Three months ended September 30, 2007 compared to three months ended September 30, 2006
Net sales decreased $3.9 million, or 2.9 percent, in the third quarter of 2007 compared to the same period of 2006. The quarter-over-quarter sales decrease was the result of lower sales in retail advertising accounts, which decreased approximately 17 percent, partially offset by higher sales in consumer packaging accounts, which were higher by approximately 5.5 percent (approximately 4.8 percent excluding the impact of favorable foreign exchange rate fluctuations) and by acquisitions ($2.6 million). Overall, favorable foreign currency rate fluctuations increased sales by approximately $0.5 million. The sales increase from consumer products packaging accounts was primarily the result of new business wins as well as from a strengthening of the overall consumer packaging market. The decrease in sales from retail advertising accounts, which represents a smaller percentage of the Company’s business, was primarily due to the loss of business from a retail account that contributed $5.1 million in revenue in the 2006-second quarter. Excluding the 2006 sales to the lost retail account, retail advertising account sales decreased approximately 7 percent, due primarily to reduced print advertising budgets at these clients
Gross margin decreased to 31.7 percent in the third quarter of 2007 from 35.9 percent in the third quarter of the prior year. The decrease in gross margin was partly due to the decrease in sales volume quarter-over-quarter. A significant portion of the expenses included in cost of sales is fixed (labor, occupancy costs and depreciation and amortization expense) and does not decrease proportionately with sales. In addition, the Company recorded a $4.2 million charge in the third quarter of 2007 to write-off costs associated with internally developed software for resale that had previously been capitalized in error. The gross margin decrease was partially offset by favorable foreign currency rate fluctuations of approximately $0.4 million.
Operating income decreased to $8.9 million in the third quarter of 2007 from $15.8 million in the prior-year third quarter. Third-quarter 2007 operating margin was 6.8 percent compared to 11.7 percent in the 2006 third quarter. Both the decrease in operating income and the operating margin in the third quarter of 2007 compared to the third quarter of 2006 are partly attributable to the decreased sales volume in the 2007 quarter, since the majority of the selling, general and administrative expenses are fixed in nature (labor, occupancy costs and depreciation and amortization expense) and do not fluctuate with sales volume. The operating income and operating margin for the 2007 quarter were negatively impacted by the $4.2 million capitalized software charge, as explained above.
Other income (expense) resulted in a net other expense of $2.2 million in the third quarter of 2007 compared to a net other expense of $2.6 million in the third quarter of 2006. Interest expense of $2.3 million for the third quarter of 2007 decreased $0.4 million compared to the same period in 2006, due primarily to the reduction of debt outstanding under the Company’s revolving credit agreement.
Income tax expense for the third quarter of 2007 was at an effective tax rate of 38.4% compared to an effective tax rate in the third quarter of 2006 of 37.7%. The increase in the effective tax rate was due primarily to increases in the effective rate for state income taxes in the US which was partially offset by a reduction in the effective rate related to an increasing proportion of the Company’s earnings being derived from foreign operations, which were taxed at rates lower than the US operations.

Schawk, Inc.
Comparative Consolidated Statements of Operations
Nine Months Ended September 30, 2007 and 2006
Unaudited
(in thousands)

			$	%
	2007	2006	Change	Change
Net sales	$404,884	$408,628	($3,744)	(0.9%)

Cost of sales	263,790	264,807	(1,017)	(0.4%)

Gross profit	141,094	143,821	(2,727)	(1.9%)

Gross margin percentage	34.8%	35.2%

Selling, general and administrative expenses	98,456	101,527	(3,071)	(3.0%)
Acquisition integration expenses	—	758	(758)	nm
Reserve reversal from litigation settlement	—	(2,120)	2,120	nm

Operating income	42,638	43,656	(1,018)	(2.3%)
Operating margin percentage	10.5%	10.7%

Other income (expense):
Interest income	175	280	(105)	(37.5%)
Interest expense	(7,133)	(8,039)	906	(11.3%)

	(6,958)	(7,759)	801	(10.3%)

Income from continuing operations before income taxes	35,680	35,897	(217)	(0.6%)
Income tax provision	13,772	13,550	222	1.6%

Effective income tax rate	38.6%	37.7%

Income from continuing operations	21,908	22,347	(439)	(2.0%)

Loss from discontinued operations, net of tax benefit of $241	—	(446)	446	nm

Net income	$21,908	$21,901	$7	0.0%

nm = not meaningful
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
Net sales for the nine month period ended September 30, 2007 decreased $3.7 million or 0.9% compared to the first nine months of 2006. As discussed above, the decrease in sales from retail advertising accounts of approximately $19.9 million exceeded the increased sales from consumer packaging accounts of approximately $17.3 million, $13.9 million excluding the impact of favorable foreign exchange rate fluctuations. Overall, favorable foreign currency rate fluctuations increased sales by approximately $4.1 million. The decrease was partially offset by the impact of acquisitions over the prior year comparable period of approximately $5.5 million.
Gross margin decreased to 34.8 percent in the first nine months of 2007 from 35.2 percent in the first nine months of 2006. The gross margin, although negatively impacted by the revenue decrease, was helped by cost reduction efforts throughout the organization, completion of acquisition integration activities during 2006 and the impact of favorable foreign currency rate fluctuations of approximately $1.3 million. In addition, as explained previously, the Company recorded a $4.2 million charge in the third quarter of 2007 to write-off costs associated with internally developed software that had been capitalized in error.
Operating income decreased to $42.6 million in the first nine months of 2007 from $43.7 million in the prior-year comparable period. The operating margin for the first nine months of 2007 was 10.5 percent compared to 10.7 percent in the 2006 comparable period. As explained above, the operating income and operating margin for the 2007 period were negatively impacted by the third quarter charge to write-off internally developed capitalized software costs . In addition, the operating income and margin percentage for the 2007 period were favorably impacted by a $1.1 million gain on the sale of a building, which is included in selling, general and administrative expenses, and favorable foreign exchange rate fluctuations of approximately $0.5 million. The operating income and margin percentage for the 2006 period were favorably impacted by a $2.1 million reserve reversal resulting from a litigation settlement, partially offset by $0.8 million of acquisition integration expenses. The operating results for the year-to-date period benefited from the lower cost structure in Europe as a result of the completion of integration activities, which is generating improved results as compared to a year ago.
Other income (expense) resulted in a net other expense of $7.0 million in the first nine months of 2007 compared to a net other expense of $7.8 million in the first nine months of 2006. Interest expense of $7.1 million for the first nine months of 2007 decreased $0.9 million compared to the same period in 2006, due primarily to the reduction of debt outstanding under the Company’s revolving credit agreement.
Income tax expense for the first nine months of 2007 was at an effective tax rate of 38.6% compared to an effective tax rate in the first nine months of 2006 of 37.7%. The increase in the effective tax rate was due primarily to increases in the effective rate for state income taxes in the US which was partially offset by a reduction in the effective rate related to an increasing proportion of the Company’s earnings being derived from foreign operations, which were taxed at rates lower than the US operations.
Liquidity and capital resources
As of September 30, 2007, the Company had $10.6 million in consolidated cash and cash equivalents, compared to $10.2 million at December 31, 2006. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.
Cash provided by operating activities. Cash provided from operations was $40.9 million in the first nine months of 2007 compared to cash provided from operations of $11.1 million in the first nine months of 2006. The increase in net cash provided by operating activities was partly due to a more favorable change in working capital accounts during the 2007 period, primarily a reduction in trade accounts receivable, favorable timing of payments of trade accounts payable and accrued expenses and lower payments relating to exit reserves than in the prior year period. Depreciation and amortization expense in the first nine months of 2007 was $16.7 million as compared to $18.4 million in the first nine months of the prior year. Depreciation expense decreased in the 2007 period as a result of the reduction in software development costs capitalized.
Cash provided by (used in) investing activities. Cash used in investing activities was $29.5 million for the nine months ended September 30, 2007 compared to $4.6 million of cash provided by investing activities during the comparable 2006 period. The cash used in investing activities in the first nine months of 2007 includes $19.5 million for the acquisitions of Benchmark Marketing Services, LLC, Protopak Innovations, Inc,, Perks Design Partners, Pty, Ltd. and the final ten percent minority interest in Schawk India, Ltd. The cash provided by investing activities in the first nine months of 2006 includes $26.3 million proceeds from the sale of the book and publishing business. Acquisitions during the first nine months of 2006 totaled $7.8 million for WBK, Inc. and a forty percent interest in Schawk India, Ltd.. Capital expenditures were $12.7 million in the first nine months of 2007 compared to $18.0 million in the first nine months of 2006. The decrease in capital expenditures in the 2007 period is due, in part, to the reduction in software development costs capitalized. Capital expenditures are anticipated to be in a range of $18.0 million to $20.0 million for all of 2007.
Cash used in financing activities. Cash used in financing activities in the first nine months of 2007 was $12.2 million compared to $15.5 million of cash used in financing activities during the first nine months of 2006. The cash used in financing activities in the 2007 period reflects $13.7 million of revolving credit debt repayment primarily using cash generated from operations. The cash used in financing activities during the 2006 period includes $18.5 million of revolving credit repayment using cash received from the sale of the book and publishing business and cash generated from operations. Also during the 2006 period, the Company received proceeds of $2.9 million from the sale by the

Company of over-allotment shares related to a public offering of its shares by certain stockholders of the Company.
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
Dividends and share repurchases. Dividend payments on common stock were $2.6 million for both nine-month periods ended September 30, 2007 and 2006. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2007. The Company has a general authorization from its Board of Directors to repurchase up to $2.0 million of its common shares annually. No shares were purchased pursuant to this authorization during the first nine months of 2007 compared to 62,500 shares purchased during the comparable period in 2006.
Revolving credit agreement and other indebtedness. The Company borrows under a credit agreement with JPMorgan Chase Bank, N.A, which provides for a five year unsecured revolving credit facility of $115.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At September 30, 2007, $55.2 million was outstanding under the agreement and is included in Long-term debt on the September 30, 2007 Consolidated Balance Sheet. Approximately $59.8 million is available under the credit facility. The Company also has borrowings under a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the September 30, 2007 Consolidated Balance Sheet.
The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $15,000, bears interest at 4.90% and is payable in annual installments of $2,143 from 2007 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $25,000, is included in the Company’s September 30, 2007 financial statements as follows: $3,571 is included in Current portion of long-term debt and capital lease obligations, $21,429 is included in Long-term debt. The notes issued under both these agreements are unsecured.
Long-term debt decreased to $126.7 million at September 30, 2007 from $140.8 million at December 31, 2006 primarily by repayment of the debt with cash generated by operations. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as of the end of the period covered by this report. Based upon the identification of the material weakness discussed below related to our capitalization of certain software development costs, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007.
Identification of Material Weakness and Remedial Measures
As a result of procedures and inquiries performed by our independent public accountants related to their Statement of Auditing Standards No. 100 (“SAS 100”) interim financial statement review, Management concluded that our consolidated financial statements included in prior period reports reflected accounting errors made in connection with the application of generally accepted accounting principles relating to the capitalization of software development costs. In response to these matters, we have adjusted our consolidated financial statements for the quarterly period ended September 30, 2007. We believe the discovery of this error indicates ineffective controls related to the accounting for software development costs.
As a result of these findings, our Audit Committee has authorized and directed Management to fully implement actions to address this deficiency and to enhance the reliability and effectiveness of our control procedures. As a result, we have refined our process for capitalizing software development costs and established more definite criteria to permit the capitalization of such costs only in accordance with Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. This analysis will be improved by enhanced documentation and training of personnel responsible for determining whether capitalization is appropriate and oversight by finance personnel who are experienced in the application of generally accepted accounting principles relating to the classification of software development costs, which personnel will report to our Principal Financial Officer.
Change in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting other than the changes discussed above and as described below.
Management has identified a key control in the company’s revenue recognition process in which there exists a significant deficiency with respect to its design and operating effectiveness. Management has and continues to focus its personnel on revenue recognition criteria and continues to update and enhance its controls in this area and develop and test additional controls. Specifically, management is developing and testing controls to better ensure that in-process client projects are appropriately recorded as between work in process inventory and accrued revenue. To date, there has been no impact on the Company’s previously reported revenues and no adjustments were deemed necessary in the periods reflected in this report.
PART II — OTHER INFORMATION
ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2006, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). In addition to the information contained in this report and in other reports that we file with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock, as well as the risk factor set forth below.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.
As discussed in Item 4 of this report, Management identified a material weakness in our internal controls as of September 30, 2007 related to the capitalization of software development costs and has identified a significant deficiency in a key control related to our revenue recognition process.
As discussed in Note 2 to our consolidated financial statements and in Item 4 of this report, we have adjusted our current period-consolidated financial statements to properly state our capitalized software development costs. There can be no assurances that we will not discover additional instances of significant deficiencies or material weaknesses in our internal controls and operations. Any failure to remediate any such conditions or to implement new or improved controls as a result, or any difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior controls and procedures could also cause our investors to lose confidence in our internal controls and in our reported financial information, which could have a negative impact on our revenues as well as the trading price of our stock
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. As of September 30, 2007, the Company had not purchased any shares of its common stock pursuant to this general authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. 2,146 shares had been tendered during the nine months ended September 30, 2007. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2007.

Schawk, Inc.
(Registrant)

/s/ David A. Schawk
President, Chief Executive Officer and Director

/s/ James J. Patterson
Senior Vice President and Chief Financial Officer