Form 10-K
period 2007-12-31
SCHAWK INC
filed 2008-04-28
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2007 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $209,315,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2008, was 27,130,958

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held May 21, 2008 are incorporated by reference into Part III.

SCHAWK, INC

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

General

Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) provides digital imaging graphic production and design services to customers in the consumer products packaging, advertising and promotional markets. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

The Company is one of the world’s largest independent brand image solutions companies. The Company delivers a broad range of digital pre-media graphic manufacturing and design services through 159 locations in 12 countries across North America, Europe, Asia and Australia. The Company designs, creates and manages image and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and advertising materials. These services provide a vital interface between the creative and production processes and assure the production of consistent, high-quality graphic images. The Company believes these manufacturing and design services enable our clients to bring their products to market more quickly, consistently and efficiently.

The Company’s clients include 33 of the Fortune 100 companies. These clients select us for our comprehensive brand point management services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes our clients are increasingly choosing to outsource their imaging needs to us for a variety of reasons, including our:

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

The Company’s operations are in two segments for financial reporting purposes, North America / Europe and Other. North America / Europe is the dominant segment with 88% of consolidated revenues and 94% of operating income before corporate expenses as of December 31, 2007. Other consists of the Asia business, the Company’s Anthem Worldwide creative design business and the Company’s enterprise products business, Schawk Digital Solutions. See “Services” for further description of these businesses.

Graphic Services Industry

Industry services.  “Pre-media graphic manufacturing and design services” are the tasks involved in preparing tangible images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and/or advertising materials. Packaging for consumer products encompasses folding cartons, boxes, trays, bags, pouches, cans, containers, packaging labels and wraps. Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, digital photography, retouching, color separation and plate manufacturing services. While graphic services represent a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic imaging work.

“Color separation” generally refers to preparing color images, text and layout for the printing process. Graphic services such as color separations were traditionally performed by skilled craftspeople almost entirely by hand, using what is known as the ”conventional” method. With the development of digital technology, graphics firms like ours have become more highly computerized, providing digital imaging services in which digitized images and text are manipulated according to client and converter specifications. On an increasing basis, clients supply material to us in a digitized format on a variety of digitally generated media and via the Internet. More recently most graphic services companies have all-digital workflows, from creative design through printing.

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

Services

The Company offers comprehensive, high quality digital imaging graphic services. The Company’s facilities produce conventional, electronic and desktop color separations, electronic production design, film preparation, plate manufacturing and press proofs for lithography, flexography and gravure. These services include both digital and analog image database archival and management, as well as creative design, 3-D imaging, art production, large format printing, and various related outsourcing and, to a lesser extent, graphics arts consulting services including best-practices driven advisory, implementation and management services, including workflow architecture, print management, color management and printer evaluation.

Schawk’s service offerings are organized within the graphic services umbrella into three core competencies: graphic services, brand strategy and creative design, and enterprise products.

Graphic services.  Under the Schawk brand, graphic services encompasses a number of manufacturing service offerings including traditional prepress business as well as high-end digital photography, color retouching and large format digital printing. Graphic service operations are located throughout North America, Europe and Asia. Graphic service business represented approximately 89% of our revenues in the twelve months ended December 31, 2007.

Brand strategy and creative design.  Under the Anthem Worldwide (“Anthem”) brand, the Company offers brand consulting and creative design for packaging applications to Fortune 1000 consumer-products companies, food and beverage retailers and mass merchandisers. Anthem consists of leading creative design firms acquired since 1998 in Toronto, San Francisco, Cincinnati, Sydney, Australia and Melbourne, Australia as well as start-ups in Chicago, New York, Singapore and York, England. Anthem represented approximately 9% of our overall revenues in the twelve months ended December 31, 2007.

Enterprise products.  Three services that help differentiate Schawk from its competitors are digital asset management, workflow management and online proofing. These services are available through Schawk’s Digital Solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies and pharmaceutical companies. Through its integrated software solution, Blue, Digital Solutions works with clients to organize their digital assets, streamline their internal workflow and improve efficiency. The improved speed to market allows the consumer products companies to increase the number of promotions without increasing costs. Schawk also offers digital three-dimensional modeling of prototypes or existing packages for our consumer products clients. This service is branded as Schawk 3-D and is included in the enterprise products service offering. Enterprise products represented approximately 2% of our revenues in the twelve months ended December 31, 2007.

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

During 2007, the Company operated primarily in four geographic areas: the United States, Canada, Europe and Asia. Summary financial information for continuing operations by geographic area is contained in note 19 to the Company’s consolidated financial statements.

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

The Company has direct client relationships.  While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with our clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2007, the Company had 104 on-site locations staffed by approximately 394 Schawk employees. The Company’s direct client relationships enable us to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

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

The Company has unique global capabilities.  The Company has 159 locations in 12 countries across 4 continents. The Company has combined this global platform with our proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their production internationally. The Company’s global presence and proprietary databases help ensure consistent brand imaging for our clients around the world.

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

Strategy

The Company’s goal is to enhance our leadership position in the brand image solutions industry. Our strategies to realize this objective include:

Capitalizing on our recently enhanced platform.  The Company seeks to capitalize on the breadth of its services and its global presence. The Company’s dedicated business development team emphasizes the ability to tailor integrated brand image solutions on a global scale to meet our clients’ specific needs. Our total solution approach yields new opportunities by expanding service offerings to existing clients and winning global representation of clients previously using our services only in a single market. This strategy is expected to drive additional organic growth in the future.

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

Acquisitions

The Company’s profitability and access to capital have enabled us to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. Since 1965, the Company has integrated approximately 55 graphic and imaging businesses into our operations. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client services or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets. Our acquisitions of Winnetts and Seven increased our ability to meet and adapt to client needs and industry trends by:

•	expanding our geographic reach to Europe, Australia and India, which benefits our existing clients as they seek to establish global brand consistency; and

•	increasing and expanding the scope of our global service offerings, such as creative design and high end retouching, and entering into new markets, such as retail and media.

The Seven and Winnetts acquisitions also have increased the amount of business the Company does for the world’s largest consumer products companies, particularly for the non-U.S. divisions of our existing clients. Through these acquisitions, the Company believes we now have a platform with the necessary geographic reach and range of service offerings to succeed in meeting our clients’ imaging and branding needs on a global basis. The

Company believes it is the only brand image solutions company positioned to offer such a breadth of services on a global scale. Our recent acquisitions are noted below:

On September 1, 2007, the Company acquired Protopak Innovations, Inc., a Toronto, Canada company that produces prototypes and samples for the packaging industry.

On August 1, 2007, the Company acquired Perks Design Partners Pty Ltd., an Australia-based brand strategy and creative design firm that provides services to consumer products companies.

On August 1, 2007, the Company acquired the remaining 10 percent of the outstanding stock of Schawk India, Ltd from the minority shareholders. The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. On July 1, 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services

On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer product companies. The operations of Benchmark are being combined with those of Anthem Cincinnati.

In July 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati.

Marketing and Distribution

The Company markets its services nationally and internationally through seminars, newsletters and training sessions targeted at existing and potential clients. The Company sells its services through a group of approximately 230 direct salespersons who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. The Company’s salespersons and client service technicians share responsibility for marketing our offerings to existing and potential clients, thereby fostering long-term institutional relationships with our clients.

Clients

The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers and mass merchant retailers, converters and advertising agencies. Many of our clients, a large percentage of which are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding our clients and converters. Management believes that this role has enabled us to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of our services and have worked closely with us to reduce required lead-time, thereby lowering their costs. End-use clients often select and use us to ensure better control of their packaging or other needs and depend on us to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. Schawk has established 104 on-site locations at or near clients that require high volume, specialized service. As our art production services continue to expand, the Company anticipates that it will further develop our on-site services.

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

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. During 2006 and 2007, our largest client accounted for approximately 9% of our total revenues and the 10 largest clients in the aggregate accounted for approximately 38% and 43% of revenues, respectively.

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

Employees

As of December 31, 2007, Schawk had approximately 3,400 employees. Of this number, approximately 13% are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The percentage of employees covered by union contracts that expire within one year is approximately 5%. One collective bargaining agreement expired in 2007, but negotiations to renew will begin in 2008. Our union employees are vital to our operations. The Company considers our relationships with our employees and unions to be good.

Backlog

The Company does not maintain backlog figures as the rapid turn-around requirements of our clients result in little backlog. Basic graphic service projects are generally in and out of our facilities in five to seven days. More complex projects and orders are generally in and out of our facilities within two to three weeks. Approximately one-half of total revenues are derived from clients with whom the Company has entered into agreements that generally have terms of between one year and five years in duration. With respect to revenues from clients that are not under contract, we maintain client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

Seasonality and Cyclicality

The Company’s digital imaging graphic business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. Increasingly, as demand for new products increases, traditional cycles related to timing of major brand redesign activity has gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality has historically existed in that the months of December and January were typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In recent years late summer months have seen a slowdown as well brought about primarily as a result in our ability to turn work more efficiently and the holiday schedules of our client base. With respect to the fourth quarter, this seasonality in our business is expected to be offset by the increase in holiday-related business with respect to the retail portion of our business in the United States. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, the amount of ad pages declines. Generally, when ad pages decline, our advertising business declines.

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2007, materials and supplies accounted for approximately $36 million or approximately 10% of the Company’s cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents. The trademarks “Schawk,®” “Schawk Digital Solutions,tm” “Anthem Worldwide,tm” “PaRTS,tm” “BLUE,tm” “BLUE DNA,tm” “ENVISION,tm” “MPX,tm” “MEDIALINK,tm” “MEDIALINK STUDIO,tm” “RPMtm (Retail Performance Managertm),” “CPMtm (Campaign Performance Managertm),” and the trade names “Ambrosi,” “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,”, “Anthem Cincinnati,” “Anthem York,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk Digital Solutions,” “Schawk India,” “Schawk Japan,” “Schawk Australia,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk Los Angeles,” “Schawk San Francisco,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Laserscan,” “Protopak,” “Seven” and “Winnetts,” are the most significant trademarks and trade names used by the Company or its subsidiaries.

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

If we fail to maintain an effective system of internal controls or rectify identified material weaknesses in our internal controls, we may not be able to accurately report our financial results.

The Company reported certain material weaknesses in internal control in connection with its assessment of the effectiveness of its internal controls as of December 31, 2007. In addition, as a result of accounting errors identified, the Company has restated its 2005 and 2006 financial statements in this Form 10-K. If we fail to rectify these material weaknesses and, once rectified, fail to maintain the effectiveness of our internal controls, our operating results could be harmed and could result in further material misstatements in our financial statements. Inferior controls and procedures could cause our investors to lose confidence in our internal controls and in our reported financial information, which could have a negative impact on the trading price of our stock, and may subject us to increased regulatory scrutiny and a higher risk of stockholder litigation. Additionally, we may incur substantial costs in connection with the restatement and our remediation of our internal control weaknesses. There can be no assurances that we will not discover additional instances of significant deficiencies or material weaknesses in our internal controls and operations, which could have a further adverse effect on our financial results.

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

Although approximately one-half of the Company’s revenues are derived from clients with whom the Company has contractual agreements from one to five years in duration, individual assignments from clients are on an “as needed”, project-by-project basis. The contractual agreements do not require minimum volumes, therefore, depending on the level of activity with its clients, the Company can experience unpredictable order flows. While technological advances have enabled us to shorten considerably our production cycle to meet the Company’s clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from our clients of upcoming projects. Although the Company has established long-standing relationships with many of our clients and believes our reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future.

The Company is dependent on certain key clients.

The Company’s ten largest clients accounted for approximately 38% of our revenues in 2006 and 43% of revenues for 2007. In both 2006 and 2007, approximately 9% of total revenues came from the Company’s largest single client in the respective period. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. As previously discussed, in March 2007 the Company lost a retail account that contributed $16.3 million in revenue in 2006. Any termination of or significant reduction in our business relationships with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.

The Company’s foreign operations are subject to currency exchange, political, investment and other risks that could hinder the Company from transferring funds out of a foreign country, delay our debt service payments, cause the Company’s operating costs to increase and adversely affect its results of operations.

The Company’s foreign operations have expanded significantly as a result of our acquisition of the business of Winnetts in December 2004 and our acquisition of Seven Worldwide, Inc. in January 2005. The Company now operates in twelve countries. For 2007, consolidated net sales from operations outside the United States were approximately $152 million, which represented approximately 28% of our consolidated net sales. As a result of the Company’s foreign operations, the Company is subject to certain risks which could disrupt its operations or force it to incur unanticipated costs and have an adverse effect on our ability to make payments on our debt obligations.

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

Continued rapid growth will place a significant strain on our financial and other resources and could result in significant operating losses. Since December 31, 2003, the size of the Company’s employee base has increased by more than 100%. Further increases are anticipated in the future, either through organic growth or through the carefully targeted acquisitions of companies that meet our acquisition criteria. In order to manage the growth of our client services staff, the Company will need to continue to improve its operational, financial and other internal systems. If the Company’s management is unable to manage growth effectively and revenues do not increase sufficiently to cover our increased expenses, the Company’s operations could be adversely affected.

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

The Company is highly dependent upon the continued service and performance of the Company’s senior management team and other key employees, in particular David A. Schawk, our President and Chief Executive Officer, A. Alex Sarkisian, our Chief Operating Officer, and James J. Patterson, our Chief Financial Officer. On April 17, 2008, the Company announced that Mr. Patterson was expected to resign from his position as Chief Financial officer effective June 1, 2008. The loss of any of these officers may significantly delay or prevent the achievement of the Company’s business objectives.

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

The Company is subject to risk of work stoppages and other labor relations matters, particularly in the U.S. and Canada where approximately 16% of our employees are unionized. Any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations.

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

The Company carries comprehensive liability, fire and extended coverage insurance on all of our facilities, and other specialized coverages, including errors and omissions coverage, with policy specifications and insured limits customarily carried for similar properties and purposes. There are certain types of risks and losses, however, such as losses resulting from wars or acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could incur significant liabilities, and if such loss affects property the Company owns, the Company could lose capital invested in that property or the anticipated future revenues derived from the activities conducted at that property, while remaining liable for any lease or other financial obligations related to the property. In addition to substantial financial liabilities, an uninsured loss or a loss that exceeds our coverage could adversely affect our ability to replace property or capital equipment that is destroyed or damaged, and our productive capacity may diminish

ITEM 1b.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases the following office and operating facilities:

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

Addison, Texas	3,400	Leased	Operating Facility	July, 2008	Schawk U.S.A.
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Schawk Belgium
Battle Creek, Michigan	8,862	Leased	Operating Facility	December, 2009	Schawk U.S.A.
Bristol, U.K.	9,200	Leased	Subletting	September, 2014	Schawk U.K.
Carlstadt, New Jersey	45,000	Vacant	Subletting	February, 2011	Schawk U.S.A
Chennai, India	10,682	Leased	Operating Facility	September, 2008	Schawk Asia
Cherry Hill, New Jersey	10,000	Leased	Operating Facility	January, 2009	Schawk U.S.A.
Chicago, Illinois	45,000	Leased	Vacant	September, 2009	N/A
Chicago, Illinois	68,000	Leased	Operating Facility	December, 2012	Ambrosi
Chicago, Illinois	42,000	Leased	Operating Facility	June, 2019	Schawk U.S.A.
Chicago, Illinois	87,000	Owned	Operating Facility	N/A	Ambrosi
Chicago, Illinois	11,900	Leased	General Offices	April, 2010	General Offices
Cincinnati, Ohio	74,200	Leased	Operating Facility	August, 2009	Schawk U.S.A.
Cincinnati, Ohio	12,000	Leased	Operating Facility	August, 2009	Schawk U.S.A.
Cincinnati, Ohio	13,200	Leased	Operating Facility	February, 2009	Anthem U.S.A.
Cincinnati, Ohio	12,200	Leased	Operating Facility	August, 2012	Anthem U.S.A.
Crystal Lake, Illinois	78,800	Owned	Leased	N/A	N/A
Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	Corporate Office
Des Plaines, Illinois	55,000	Leased	Operating Facility	December, 2010	Schawk U.S.A.
Kalamazoo, Michigan	67,000	Owned	Operating Facility	N/A	Schawk U.S.A.
Kobe, Japan	800	Leased	Operating Facility	February, 2009	Anthem Asia
Leeds, U.K.	16,200	Leased	Operating Facility	January, 2010	Schawk U.K.
Lithia Springs, Georgia	79,700	Leased	Operating Facility	July, 2009	Ambrosi
London, U.K.	42,700	Leased	Operating Facility	March, 2015	Schawk U.K.
London, U.K.	4,000	Leased	Vacant	November, 2009	Schawk U.K.
Los Angeles, California	100,500	Owned	Operating Facility	N/A	Schawk U.S.A.
Manchester, U.K	45,200	Leased	Operating Facility	September, 2023	Schawk U.K.

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

Melbourne, Australia	4,089	Leased	Operating Facility	November, 2008	Anthem Australia
Minneapolis, Minnesota	31,000	Owned	Operating Facility	N/A	Schawk U.S.A.
Mississauga, Canada	58,000	Leased	Operating Facility	December, 2014	Schawk Canada
Mt. Olive, New Jersey	12,904	Leased	Operating Facility	August, 2012	Anthem U.S.A
Neenah, Wisconsin	1,350	Leased	Operating Facility	September, 2009	Schawk U.S.A.
New Berlin, Wisconsin	43,000	Leased	Operating Facility	June, 2008	Schawk U.S.A.
New York, New York	10,000	Leased	Operating Facility	December, 2008	Schawk U.S.A.
New York, New York	52,500	Leased	Subletting	December, 2012	N/A
New York, New York	8,000	Leased	Subletting	January, 2011	N/A
New York, New York	6,400	Leased	Operating Facility	Month-to-month	Ambrosi
New York, New York	5,000	Leased	Operating Facility	May, 2010	Anthem U.S.A.
Newcastle, U.K.	17,000	Leased	Operating Facility	September, 2015	Schawk U.K.
North Ryde, Australia	13,900	Leased	Operating Facility	May, 2011	Schawk Australia
Penang, Malaysia	2,330	Owned	Operating Facility	N/A	Schawk Asia
Penang, Malaysia	34,000	Owned	Operating Facility	N/A	Schawk Asia
Penang, Malaysia	1,706	Owned	Operating Facility	N/A	Schawk Asia
Plano, Texas	12,300	Leased	Subletting	December, 2011	N/A
Pontiac, Illinois	24,900	Owned	Vacant	N/A	N/A
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	Schawk Mexico
Redmond, Washington	24,000	Leased	Operating Facility	April, 2017	Schawk U.S.A.
Roseville, Minnesota	28,000	Leased	Operating Facility	May, 2009	Schawk U.S.A.
San Francisco, CA	18,200	Leased	Operating Facility	April, 2010	Schawk U.S.A.
San Francisco, CA	8,100	Leased	Operating Facility	September, 2008	Anthem U.S.A.
Santa Ana, CA	9,645	Leased	Operating Facility	July, 2011	Anthem U.S.A.
Shanghai, China	19,400	Leased	Operating Facility	November, 2008	Schawk Asia
Shenzhen, China	7,100	Leased	Operating Facility	December, 2008	Schawk Shenzhen
Shenzhen, China	11,300	Leased	Operating Facility	July, 2008	Anthem Shenzhen
Singapore	7,750	Leased	Operating Facility	November, 2010	Schawk Asia
Slough, U.K	3,000	Leased	Subletting	January, 2010	Schawk U.K.
Smyrna, Georgia	25,200	Leased	Operating Facility	October, 2008	Schawk U.S.A.
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2010	Schawk U.S.A.
Sterling Heights, MI	26,400	Leased	Operating Facility	December, 2012	Schawk U.S.A.
Surry Hills, Australia	3,916	Leased	Operating Facility	November, 2008	Anthem Australia
Swindon, U.K	39,000	Leased	Vacant	September, 2018	Schawk U.K.
Tokyo, Japan	120	Leased	Operating Facility	January, 2009	Schawk Asia
Toronto, Canada	8,300	Leased	Operating Facility	January, 2010	Anthem Canada
Toronto, Canada	17,500	Leased	Operating Facility	November, 2008	Schawk Canada
Toronto, Canada	13,600	Leased	Operating Facility	February, 2010	Schawk Canada
Tunbridge Wells, U.K	6,400	Leased	Subletting	March, 2009	Schawk U.K.

ITEM 3.	LEGAL PROCEEDINGS

The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that as a result, such funds should not be released but rather paid out to Schawk, Inc. Kohlberg has denied that it has any indemnity obligations to the Company. At December 31, 2007, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued in purchase accounting as of the acquisition date, for the pre-acquisition years of 1996 to 2003. The Company believes it is entitled to indemnification for both amounts under the terms of the stock purchase agreement and that recoverability is likely.

In addition, from time to time, the Company has been a party to routine pending or threatened legal proceedings and arbitrations. The Company insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the liability from any threatened or pending litigation to be material to the Company. The Company has not experienced any significant environmental problems.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company has approximately 1,047 stockholders of record as of March 1, 2008.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

Quarter Ended:	2007 High/Low	2006 High/Low

March 31	$19.62 - 17.00	$26.22 - 20.27
June 30	21.97 - 17.75	26.15 - 17.34
September 30	23.89 - 17.21	19.57 - 15.11
December 31	24.71 - 13.53	20.97 - 17.58

Dividends Declared Per Class A Common Share

Quarter Ended:	2007	2006

March 31	$0.0325	$0.0325
June 30	0.0325	0.0325
September 30	0.0325	0.0325
December 31	0.0325	0.0325

Total	$0.1300	$0.1300

There are no restrictions that materially limit the Company’s ability to pay dividends at the current rate. The Company expects to continue to pay dividends at the current rate.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2007

*	The graph assumes that $100 was invested on December 31, 2002 in each of Schawk, Inc. common stock, the Russell 2000 Index and the Peer Group Index, and that all dividends were reinvested. The Peer Group Index is weighted by market capitalization.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2007, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights	and Rights	First Column)

Equity compensation plans approved by security holders	2,973	$12.45	1,411
Equity compensation plans not approved by security holders	—	—	—

TOTAL	2,973	$12.45	1,411

Purchases of Equity Securities by the Company

The Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the year 2007 authorization allowed the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. However, the Company did not purchase any shares in the open market during 2007. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program to allow for the repurchase of up to two million shares. The Company amended its credit facility to allow for a greater number of shares to be repurchased by revising the restricted payments covenant under its credit facility to increase the limit to $45 million annually from $15 million annually.

In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock. There was one stock option transaction during 2007 which resulted in shares tendered to the Company.

The following table summarizes the shares repurchased by the Company during 2007

			No. Shares	Dollar Value of
	Total No.	Avg. Price	Purchased as Part	Shares That may be
	Shares	Paid per	of Publicly	Purchased Under
Period	Purchased	Share	Announced Program	Program

January	—	—	—	—
February	—	—	—	—
March	—	—	—	—
April	—	—	—	—
May	2,146	$19.80	—	—
June	—	—	—	—
July	—	—	—	—
August	—	—	—	—
September	—	—	—	—
October	—	—	—	—
November	—	—	—	—
December	—	—	—	—

2007 Total	2,146	$19.80	—	—

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006(1)	2005(2)	2004(3)	2003
		(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)

CONSOLIDATED INCOME STATEMENT INFORMATION
Net sales	$544,409	$546,118	$565,485	$237,219	$201,031
Income from continuing operations	30,598	25,949	28,522	21,303	16,984
Income per common share from continuing operations:
Basic	$1.14	$0.98	$1.12	$0.99	$0.79
Diluted	$1.10	$0.95	1.06	0.95	0.78
CONSOLIDATED BALANCE SHEET INFORMATION
Total assets	538,514	533,727	555,586	219,491	159,691
Long-term debt	105,942	140,763	169,579	39,964	21,021
OTHER DATA
Cash dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13

See Note 1 to the Consolidated Financial Statements regarding the restatement of financial information in 2006, 2005 and 2004.

(1)	Consolidated Income Statement and Balance Sheet Information was impacted by the disposition of the Book and Catalogue operations on February 28, 2006. See Note 4 to the Consolidated Financial Statements.

(2)	Consolidated Income Statement and Consolidated Balance Sheet Information was impacted by the acquisition of Seven on January 31, 2005 and the acquisition of Winnetts on December 31, 2004. See Note 3 to the Consolidated Financial Statements.

(3)	Consolidated Balance Sheet Information was impacted by the acquisition of Winnetts on December 31, 2004. See Note 3 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; loss of key management and operational personnel; the ability of the Company to implement its growth strategy; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; the stability of political conditions in Asia and other foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

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

The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final tangible design/image:

•	Planning and Messaging

•	Strategic Design

•	Content Creation

•	File Building

•	Retouching

•	Art Production

•	Pre-Media

The Company’s involvement in a client project may involve many of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or “job”, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a “low fat” banner on a food package. Essentially, change equals revenue. The Company is paid for our graphic imaging production work regardless of the success or failure of the food product, the promotion or the ad campaign.

Historically, a substantial majority of our revenues have been derived from providing graphic design services for consumer product packaging applications. Packaging changes and new product introductions occur with such frequency and lack of notice, and customer turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back To School, Halloween, Thanksgiving and Christmas. In addition, there are event driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Lastly, there are a number of health related “banners” that are added to food and beverage packaging, such as “heart healthy,” “low in carbohydrates,” “enriched with essential vitamins,” “low in saturated fat” and “caffeine free.” All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic design services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

As a result of the acquisition of Seven in January 2005 described below, the Company has increased the percentage of our revenue derived from providing graphic design services to our advertising and retail clients and added to our service offering graphic design services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic design services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services. As discussed more fully below under “— Acquisitions” and “— Results of Operations”, the altered mix of services following our acquisitions of Winnetts and Seven has impacted our results of operations beginning in 2005 and will continue to impact our results of operations in the future. The Company continues to review its operations to identify potential dispositions of assets that fail to meet our criteria for growth and profitability.

The Company’s operations are managed primarily by geographic area and are grouped for segment reporting purposes into two segments: North America/Europe and All Other segments. See Note 19 to the Consolidated Financial statements for further discussion. The Company’s ten largest clients accounted for approximately 38% of our revenues in 2006 and 43% of our revenues in 2007. In both 2006 and 2007 approximately 9% of our total revenues came from our largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations. The Company lost a customer account in the first quarter of 2007, which reduced revenue by approximately 2.3% over the 2006 level.

Acquisitions

The Company has grown our business through a combination of internal growth and acquisitions. Schawk has completed approximately 55 acquisitions since 1965. The Company’s recent acquisitions have significantly expanded our service offerings and our geographic presence, making us the only independent prepress firm with substantial operations in North America, Europe and Asia. As a result of these acquisitions, the Company is able to offer a broader range of services to our clients. Our expanded geographic presence also allows us to better serve our multinational clients’ demands for global brand consistency. None of the acquisitions described below resulted in a new business segment.

Protopak Innovations, Inc.  On September 1, 2007, the Company acquired Protopak Innovations, Inc., a Toronto, Canada-based company that produces prototypes and samples for the packaging industry. The acquisition price was $12.1 million. The price may be increased if certain thresholds of earnings before interest and taxes are achieved in 2008, 2009 and 2010. The Company currently believes that future earn-out amounts, if any, will be immaterial to its balance sheet and cash flow. The net assets and results of operations are included in our consolidated financial statements beginning September, 1 2007 and are included in the North America/ Europe operating segment.

Perks Design Partners Pty Ltd.  On August 1, 2007, the Company acquired Perks Design Partners Pty Ltd., an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The acquisition price was $3.4 million. The net assets and results of operations are included in our consolidated financial statements beginning August 1, 2007 and are included in the Other operating segment.

Benchmark Marketing Services, LLC.  On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer product companies. The acquisition price was $5.8 million and the price may be increased in 2009 by up to $1.3 million if certain thresholds of sales are achieved in 2008 and 2009. In addition, the Company has recorded a reserve of $666 for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. The net assets and results of operations are included in our consolidated financial statements beginning June 1, 2007 and are included in the Other operating segment.

Schawk India, Ltd.  On August 1, 2007, the Company acquired the remaining 10 percent of the outstanding stock of Schawk India, Ltd from the minority shareholders for $0.5 million. The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. On July 1, 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services.

WBK, Inc.  On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati. The acquisition price was $4.9 million which may increase if certain thresholds of sales and earnings before interest, taxes, depreciation and amortization are achieved for years 2007 through 2009. In the first quarter of 2008, the Company paid $943 to the former owner of WBK as a result of achieving the earnings thresholds in 2007. The additional purchase price was allocated to goodwill in the first quarter of 2008. The Company currently believes that future earn-out amounts, if any, will be immaterial to its balance sheet and cash flow.

Anthem York.  In January 2006, the Company acquired certain operating assets of the internal design agency operation of Nestle UK and entered into a design services agreement with this client. This operation is known as Anthem York. The acquisition price was $2.2 million.

Seven Worldwide, Inc.  On January 31, 2005, the Company acquired Seven Worldwide, Inc. (formerly Applied Graphics Technologies, Inc.), a graphic services company with operations in 40 locations in the United States, Europe, Australia and India. The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of our common stock with a value of $70,520. Seven Worldwide Inc.’s results of operations are included in our results beginning January 31, 2005.

The stock purchase agreement entered into by the Company with Kohlberg & Company, L. L. C. (“Kohlberg”) to acquire Seven Worldwide, Inc. (“Seven”) provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that as a result, such funds should not be released but rather paid out to the Company. Kohlberg has denied that it has any indemnity obligations to the Company. At December 31, 2007, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven, that had been accrued in purchase accounting as of the acquisition date, for the pre-acquisition years of 1996 to 2003. The Company believes it is entitled to indemnification for both amounts under the terms of the stock purchase agreement and that recoverability is likely. In addition, there are other tax matters for which the Company has established reserves related to years prior to the Company’s acquisition of Seven. If the final determination of these liabilities differs from the amounts recorded, goodwill will be reduced if the liabilities recorded exceed the amounts finally determined or tax expense will be recorded if the liabilities recorded are less than the amounts finally determined. Subsequent to the Company’s adoption of Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS No. 141(R)) on January 1, 2009, all adjustments to pre-acquisition tax reserves will be adjustments to tax expense, regardless of whether the final determination exceeds or is less than the original liability.

Winnetts.  On December 31, 2004, the Company acquired certain assets and the business of Weir Holdings, Ltd., known as “Winnetts”, a UK based graphic services company with operations in six locations in the UK, Belgium and Spain. The acquisition price was $23,338. Winnetts was our first operation in Europe. The two largest graphics business acquisitions in the Company’s history were Seven and Winnetts. The principal objective in acquiring Winnetts and Seven was to expand our geographic presence and our service offering. This expansion enabled us to provide a more comprehensive level of customer service, to build a broader platform from which to grow our business and continue to pursue greater operating efficiencies.

The Company began work on a consolidation plan before the acquisition of Seven was finalized, recording an exit reserve of approximately $23,000 based on the plan. The major expenses included in the exit reserve were severance pay for employees of acquired facilities that were merged with existing Schawk operations and lease termination expenses. The Company made payments of approximately $1,744 in 2007 for severance and lease termination expenses and anticipates making future payments of approximately $3,921. (See Note 3 to the Consolidated Financial Statements for further discussion). The Company realized significant synergies and reduced operating costs from the closing of nine US and UK operating facilities and the downsizing of several other operating facilities in 2005 and early 2006 and the elimination of the Seven corporate headquarters in New York City. In addition, the Company recorded acquisition integration and restructuring expenses which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations of $6,898 and $3,933 for the years ended December 31, 2005 and December 31, 2006, respectively. The major items included in this expense were severance pay for employees at legacy Schawk, Inc. facilities that had been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

In connection with Schawk’s financing of the Seven acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $100,000, which was expanded to $115,000 on April 15, 2005. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. As of December 31, 2007 there was $110,375 of debt outstanding, of which $105,942 was considered long-term.

Discontinued Operations

In February 2006, the Company sold its book and publishing business of Seven for approximately $28.2 million. This business was sold because it was not considered to be a strategic business for the Company. No gain or loss was recognized on the sale. See Note 4 to the Consolidated Financial statements for further discussion.

Restatement of Prior Period Financial Statements

In connection with identification of accounting errors in the Company’s previously issued financial statements, the Company has restated its financial statements for the fiscal years ended December 31 2005 and 2006 and the quarterly periods ended December 31, 2006 and the first three quarters of 2007. See Note 1 to the Consolidated Financial Statements for a description of matters related to the restatement.

Internal Control

In connection with the Company’s assessment of internal controls as of December 31, 2007, the Company has determined that it had material weaknesses in internal control over revenue recognition, software developed for sale to third parties, software developed for internal use, income taxes and entity level controls.

Revenue Recognition

As disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2007, the Company determined that it had a deficiency in internal control over revenue recognition. In the fourth quarter, the Company put processes in place to improve its compliance with the revenue recognition requirements under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) however as of December 31, 2007 the Company was not able to establish an effective control over revenue recognition. Specifically, we failed to design effective controls to ensure that all criteria of revenue recognition were met prior to invoicing. We also failed to design an effective control over the process to accurately record amounts related to earned but unbilled revenue at period end.

In addition, in conjunction with management’s efforts to appropriately recognize software and services revenue, management identified material weaknesses in the internal controls over software revenue recognition. Specifically, the Company had multiple element arrangements subject to AICPA Statement of Position 97-2 “Software Revenue Recognition”, Statement of Position 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements.

Accounting for Capitalized Software Costs

Software developed for sale to third parties.  As disclosed in the Company’s Form 10-Q for the third quarter of 2007, the Company identified a material weakness related to the capitalization of internally developed software costs with respect to software for sale to third parties. The Company’s capitalization of software developed for sale to third parties was not accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in that the Company was capitalizing costs before technological feasibility was reached.

Software developed for internal use.  Management also concluded that the Company had a material weakness in internal controls related to the accounting for costs pertaining to internal use software. On certain software development projects, information required in employee time reports was not consistently maintained, and required project documentation, in particular formal project plans, and commencement and completion dates of project phases were not prepared and monitored. In addition, certain external costs were improperly capitalized. As a result, the Company capitalized amounts in error and did not properly follow the provisions of AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

Accounting for Income Taxes

The Company determined that a material weakness existed at December 31, 2007 with respect to accounting for income taxes. The Company had inadequate supervision and review of those responsible for recording income tax related journal entries which resulted in an inability to properly reconcile current tax payable and gross deferred tax liabilities to the general ledger on a timely basis. This weakness resulted in significant revisions being made to the Company’s income tax accounts prior to finalization of the tax accounts as reported in its December 31, 2007 consolidated financial statements.

Entity-level controls

Due to the nature and number of material weaknesses identified above, as well as the necessity to restate prior period financial statements, we concluded that our entity-level controls were not effective in the areas of control environment, risk assessment and control activities (e.g. journal entries). In particular, in certain areas, the level of accounting knowledge, experience and training was not sufficient to properly control the accounting for revenue (including software revenue and costs), software development costs capitalization, income tax accounting and a more appropriate tone with respect to the importance of accounting and control awareness needed to be established.

As a result of the identified material weaknesses, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and already have taken certain actions and are committed to taking further action to remedy the material weaknesses, as discussed below.

Revenue recognition.  In January 2008 we instituted a worldwide training program and a monthly test of documentation per location to train employees on proper revenue recognition in accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” and emphasize the need for maintaining adequate documentation. This is an initial step to be followed up with a thorough review and evaluation of the process around revenue recognition with the objective being the design of effective controls to make sure the criteria for revenue recognition have been met prior to invoicing or recognizing unbilled revenue. After these controls over revenue recognition have been designed and implemented, we will conduct formal revenue recognition training sessions for key accounting and operating personnel. The enhanced testing of internal control over revenue has been included in the Company’s internal audit program for 2008.

With respect to software revenue recognition, we have conducted training for the accounting personnel responsible for the software revenue accounting on the principles of AICPA Statement of Position 97-2 “Software Revenue Recognition”, Statement of Position 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” and have added detailed accounts to the general ledger to improve the accounting for deferred revenues and costs. The Audit Committee of the board of directors has also directed internal audit to add testing of software revenue recognition to their audit program for 2008.

Accounting for Internal Use software costs.  With respect to software developed for internal use, in the fourth quarter of 2007 we instituted a more comprehensive timekeeping system to better document and monitor activities of both internal personnel and external contractors that work on software for internal use. Our plan to remediate this weakness will include: developing controls to ensure that project plans clearly delineate activities relating to planning, application development and post implementation/ support and that minor upgrades and enhancements are expensed as incurred and educating employees with respect to the requirements of AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company is currently considering whether additional accounting staff is required to improve the accounting for internally developed software. The Audit Committee of the Board of Directors has also directed internal audit to add testing of software capitalization to their audit program for 2008.

Accounting for income taxes.  New controls will be developed to verify that formal reconciliations to the general ledger of all tax accounts are being prepared properly on a quarterly basis. In addition, a new monitoring control will be developed to monitor tax balances on a periodic basis in each of the twelve countries in which the Company currently operates. The Company is currently considering whether additional resources are required to improve accounting for income taxes. An external accounting firm tests internal controls on an annual basis for the Company. We intend to ensure that the additional controls are added to the income tax control catalog for testing in 2008.

Entity-level controls.  We continue to develop a process to emphasize at all levels of our organization the importance of internal controls. We are seeking to institutionalize a stronger commitment to internal controls and to verify that all process owners are involved with the performance of internal controls. We expect to provide training, as appropriate, to process owners on the appropriate requirements to document and perform internal control procedures. We plan to implement additional formal policies and procedures over performance and formalized review of our internal controls and significant accounting procedures and to hire additional accounting personnel as necessary with the requisite areas of expertise to ensure proper accounting and reporting. A consultant has been hired to direct the remediation efforts on all material weaknesses and we have selected an accounting firm to help design and implement new controls under the supervision of the consultant and the Audit Committee of the Board of Directors. In addition, personnel have been added to monitor corporate and operations results and internal controls.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 and 2006

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

			$	%
	2007	2006	Change	Change
		Restated
	(In thousands)

Net sales	$544,409	$546,118	$(1,709)	(0.3)%
Cost of sales	352,015	356,149	(4,134)	(1.2)%

Gross profit	192,394	189,969	2,425	1.3%
Gross margin percentage	35.3%	34.8%
Selling, general and administrative expenses	132,221	137,995	(5,774)	(4.2)%
Acquisition integration and restructuring expenses	—	3,933	(3,933)	nm
Reserve reversal from litigation settlements	—	(6,871)	6,871	nm

Operating income	60,173	54,912	5,261	9.6%
Operating margin percentage	11.1%	10.1%
Other income (expense):
Interest and dividend income	297	467	(170)	(36.4)%
Interest expense	(9,214)	(10,617)	1,403	(13.2)%

	(8,917)	(10,150)	1,233	12.1%
Income from continuing operations before income taxes	51,256	44,762	6,494	14.5%
Income tax provision	20,658	18,813	1,845	9.8%

Income from continuing operations	30,598	25,949	4,649	17.9%
Income (loss) from discontinued operations	—	(1,332)	1,332	nm

Net income	$30,598	$24,617	$5,981	24.3%

Effective income tax rate	40.3%	42.0%

nm — Percentage not meaningful

The Company has restated its financial statements for the years ended December 31, 2006 and 2005, and therefore, all data and references to the 2006 and 2005 periods are as restated.

Net Sales from continuing operations for the year ended December 31, 2007 of $544,409 decreased $1,709 from prior-year net sales of $546,118. Consumer products packaging accounts, which represent approximately two-thirds of the Company’s total revenue, increased 8.3% , advertising and retail accounts decreased 13.5% (the decrease was 7.8% excluding a retail account the Company lost in the first quarter of 2007 as previously disclosed and excluding the effects of foreign currency translation) and entertainment accounts decreased 4.9% as compared to the prior year. Acquisitions contributed 2.7 points to the increase in consumer products packaging account revenues, and foreign currency translation contributed six-tenths of one percent to the sales increase in 2007. As a result, organic growth for consumer products packaging accounts was 5.0%. The organic growth in 2007 was as a result of new business wins in 2006 and 2007 as well as a strong finish to the year with consumer products packaging accounts in the fourth quarter. Organic growth in consumer products packaging accounts in the fourth quarter of 2007 was 8.0%. The strong fourth quarter of 2007 was as a result of the timing of volume that the Company expected in the third quarter but its consumer products packaging clients delayed projects until the fourth quarter of 2007. The increased volume in consumer products packaging was experienced in all geographies as North America, Europe and Asia all experienced increased net sales as compared to the prior year full year and fourth quarter. The decrease in sales in the advertising and retail accounts was due primarily to fewer ad pages being produced in 2007 versus 2006 and the loss of a significant retail account in early 2007. Entertainment accounts were lower primarily due to softness in the entertainment industry in Los Angeles, particularly in the fourth quarter of 2007.

Gross margin from continuing operations for the twelve months of 2007 was 35.3%, as compared to 34.8% in the prior-year period. The increase in the gross margin in 2007 reflects the more efficient operations resulting from cost reduction efforts and workflow enhancements.

Operating income from continuing operations increased to $60,173 in the 2007 period from $54,912 in the 2006 period. The operating margin from continuing operations increased to 11.1% in 2007 as compared to 10.1% in 2006. The improvement in operating income year over year was due in part to improved operating results in the Company’s U.K operations as a result of the restructuring efforts in 2006. In addition, the increase in consumer packaging accounts revenue increased operating income in 2007, as these accounts tend to have higher margins than the Company’s other customer accounts.

There were certain items that had a net positive effect on 2007 operating income as follows: $1,575 increase in income from reducing a vacant property reserve in the fourth quarter and a $1,100 gain on the sale of a building in the second quarter of 2007. Offsetting these positive items was a $1,197 impairment charge primarily for a customer relationship intangible asset for which future estimated cash flows did not support the carrying value; and $1,145 of acquisition due diligence costs written off in connection with an acquisition that was not consummated.

Other income (expense) from continuing operations in the year ended December 31, 2007, resulted in net interest expense of $8,917, compared to $10,150 of net interest expense in the comparable prior-year period primarily as a result of a reduction of debt with proceeds from improved operating cash flows during the current year.

Income tax provision from continuing operations for 2007 was at an effective rate of 40.3% versus 42.0% in the 2006 period. The higher rate in 2006 reflected the impact of recording a valuation allowance on a UK deferred tax asset in the fourth quarter of 2006.

As of December 31, 2007, the Company has U.S. Federal and State net operating loss carry forwards of approximately $8,733 and $68,175, respectively, $20,158 of foreign net operating loss carry forwards, $32,641 of foreign capital loss carry forwards, and U.S. and Foreign income tax credit carry forwards of approximately $228 and $5,936, respectively, which will be available to offset future income tax liabilities. If not used, $8,034 of the net operating loss carry forwards will expire in 2024 and 2025 while the remainder has no expiration period. Certain of these carry forwards are subject to limitations on use due to tax rules affecting acquired tax attributes and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $27,346 at December 31, 2007. The Company has valuation allowances of $18,591 related to pre-acquisition deferred tax assets which were established in prior years as an adjustment to goodwill. During 2007, the Company reduced goodwill by $347 due to the projected use of pre-acquisition deferred tax assets in filing its 2007 income tax returns. With the adoption of SFAS 141R, Business Combinations, effective January 1, 2009, releases of valuation allowances established in purchase accounting after December 31, 2008 will reduce the income tax provision as opposed to goodwill.

The undistributed earnings of foreign subsidiaries were approximately $33,925 and $15,014 at December 31, 2007 and 2006, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 and 2005

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

			$	%
	2006	2005	Change	Change
	Restated	Restated
	(In thousands)

Net sales	$546,118	$565,485	$(19,367)	(3.4)%
Cost of sales	356,149	370,413	(14,264)	(3.9)%

Gross profit	189,969	195,072	(5,103)	(2.6)%
Gross margin percentage	34.8%	34.5%
Selling, general and administrative expenses	137,995	134,612	3,383	2.5%
Acquisition integration and restructuring expenses	3,933	6,898	(2,965)	(43.0)%
Reserve reversal from litigation settlements	(6,871)	—	(6,871)	nm

Operating income	54,912	53,562	1,350	2.5%
Operating margin percentage	10.1%	9.5%
Other income (expense):
Interest and dividend income	467	359	108	30.1%
Interest expense	(10,617)	(9,003)	(1,614)	(17.9)%
Other income (expense)	—	498	(498)	nm

	(10,150)	(8,146)	(2,004)	(24.6)%
Income from continuing operations before income taxes	44,762	45,416	(654)	(1.4)%
Income tax provision	18,813	16,894	1,919	11.4%

Income from continuing operations	25,949	28,522	(2,573)	(9.0)%
Income (loss) from discontinued operations	(1,332)	982	(2,314)	nm

Net income	$24,617	$29,504	$(4,887)	(16.6)%

Effective income tax rate	42.0%	37.2%

nm — Percentage not meaningful

The Company has restated its financial statements for the years ended December 31, 2006 and 2005, and therefore, all data and references to the 2006 and 2005 periods are as restated.

Net sales decreased 3.4% to $546,118 compared to $565,485 in the prior year, primarily due to a decline in sales to the Company’s advertising and entertainment accounts, the reduction in overall advertising spending by the Company’s largest retail client, lost revenue from resigned accounts at closed or sold facilities, and lower advertising account revenues due to lower spending levels on promotions compared to 2005. Additionally, the acquisition of Seven occurred at the end of January 2005. Therefore results for 2005 did not include Seven’s month of January 2005 revenues and expenses. Seven contributed approximately $19,800 of revenues from continuing operations in January 2006, increasing revenues for the full year 2006.

The 2006 decrease in sales in our advertising and entertainment accounts generally is attributable to an overall softness in the advertising and entertainment industries. The Company’s advertising agency accounts revenue declined in 2006 primarily because print advertising declined, which has been replaced to some extent by increased Internet advertising, which does not require the Company’s services. The Company’s consumer products clients shifted some of their print ad budgets to the Internet and other amounts were transferred to promotions on the package itself and other in-store promotions. The overall entertainment industry softened in 2006, as early advertising spending to promote blockbuster movies did not produce the impact expected. The Company’s major movie studio clients lowered their spending on advertising for billboards and movie posters early in 2006 and did not increase spending as the year progressed. The overall reduction in advertising spending in 2006 by our largest client, a large mass merchandiser, was due to the client’s decision to reduce the number of versions of its advertising circulars that it ran in U.S. newspapers as compared to 2005 levels.

Gross margin from continuing operations for the twelve months of 2006 was 34.8% as compared to 34.5% in the prior-year period. The increase in the gross profit percentage was due mainly to cost reduction efforts at certain locations and the realization of synergies resulting from acquisition integration efforts.

Operating income from continuing operations increased to $54,912 in 2006 from $53,562 in 2005, an increase of 2.5%. The increase in operating income was primarily due to the reversal of two litigation reserves and lower acquisition integration and restructuring expenses, partially offset by lower gross profit from lower net sales as well as an increase in selling, general and administrative expenses. The litigation reserves related to pre-acquisition contingencies associated with the acquisition of Seven in January of 2005, which were settled in 2006. The increase in selling general and administrative expenses was due primarily to stock option expense of $1,059 recorded in 2006 as a result of the implementation of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” on January 1, 2006, an additional month of selling, general and administrative expenses in 2006 from the Seven operations, the addition of selling, general and administrative expenses of two design firms acquired in 2006 and an increase in legal and professional fees.

The 2006 results included certain items that had a net positive effect on operating income as follows:$6,871 reserve reversal related to the settlement of litigation in the second and fourth quarters of 2006 partially offset by $3,933 of acquisition integration and restructuring expenses related to the Seven and Winnetts acquisitions which reduced operating income (see discussion below). The reserve reversals related to pre-acquisition contingencies associated with the acquisition of Seven in January of 2005, which were settled in 2006.

During the year ended December 31, 2006, the Company recorded acquisition integration and restructuring expenses of $1,848, which are included in the Acquisition integration and restructuring expense line in the operating expense section of the Consolidated Statement of Operations. The major items included in this expense are exit costs from the shutdown of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, professional fees for accounting, human resource, and integration planning advice and exit costs related to the shutdown of the Company’s East Coast operating facility in June 2006.

During the year ended December 31, 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production and administrative functions. The restructuring charge is included in Acquisition integration and restructuring expenses on the Consolidated Statement of Operations. The Company anticipates a reduction in selling, general and administrative expenses in the form of lower compensation expense in future periods. The Company made payments of approximately $980 in 2006 and $1,105 in 2007. There are no payments remaining as of December 31, 2007.

Other income (expense) for the year ended December 31, 2006 resulted in a net expense of $10,150 compared to $8,146 of net expense in the comparable 2005 period. Interest expense of $10,617 for the year ended December 31, 2006 increased $1,614 compared to the same period in 2005. The increase in interest expense was from a combination of higher short-term borrowing rates and amortization of the present value discount related to vacant property reserves included in the Seven acquisition. There was also a non-recurring other income item of approximately $498 in the year ended December 31, 2005

Income tax provision for the year ended December 31, 2006 was at an effective tax rate of 42.0% compared to an effective tax rate of 37.2% for the year ended December 31, 2005. The increase in the effective tax rate was primarily due to the recording of a valuation allowance on a UK deferred tax asset in the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had $11,754 in consolidated cash and cash equivalents, compared to $10,177 at December 31, 2006.

Cash provided by (used in) Operating Activities

Cash provided by operations was $70,429 in 2007 compared to cash provided by operations of $28,195 in 2006. The increase in cash provided by operating activities is due in part to higher cash income from operations and a favorable change in working capital accounts during the 2007 period, primarily a reduction in trade accounts receivable, favorable timing of payments of trade accounts payable and accrued expenses and lower payments relating to exit reserves than in the prior year.

Depreciation and amortization expense in 2007 was $21,353 as compared to $22,517 in the prior year. The decrease in depreciation and amortization expense reflects the reduction in capital expenditures during 2007 as compared to the prior year.

Cash used in Investing Activities

Cash used in investing activities was $37,161 for the year ended December 31, 2007 compared to $1,786 of cash used in investing activities during the year ended December 31, 2006. The cash used in investing activities during 2007 includes $21,384 for acquisitions compared to $9,747 during 2006, reflecting the increase in acquisition activity in 2007. Capital expenditures were $18,121 in 2007 compared to $24,662 in 2006. Capital expenditures during 2006 were higher than normal as a result of expenditures for new accounting, costing and billing systems and a new printing press. The cash used in investing activities during 2006 was reduced by proceeds in the amount of $28,184 from the sale of the book and publishing business.

Cash provided by (used in) Financing Activities

Cash used in financing activities was $32,237 for 2007 compared to cash used in financing activities of $24,070 in 2006. The increase in cash used in financing activities during 2007 was due primarily to a reduction of the Company’s revolving credit agreement balance using cash generated from operations. In January 2005, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. The agreement provides for a five year unsecured revolving credit facility of $100,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. This credit agreement replaced a $30,000 unsecured credit agreement previously in place. On April 15, 2005, the accordion feature of the credit agreement was utilized to increase the size of the revolving credit commitment to $115,000 from $100,000 to provide additional flexibility to the Company. At December 31, 2007, $36,655 was outstanding under the agreement and is included in Long-term debt on the Consolidated Balance Sheet.

On February 28, 2008, the Company and JPMorgan Chase Bank, N. A. entered into an amendment of the revolving credit agreement, which amended certain covenants of the credit agreement to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. In February 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the December 31, 2007 Consolidated Balance Sheet.

In December of 2003, the Company entered into a private placement of debt to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: 1) Tranche A, for $15,000 and bearing interest at 4.90%, which closed in December 2003; and, 2) Tranche B, for $10,000 and bearing interest at 4.98%, which closed in April 2004. The Tranche A note is payable in annual installments of $2,143 from 2007 to 2013. The Tranche B note is payable in annual installments of $1,429 from 2008 to 2014. The $2,143 installment of the Tranche A note due in 2007 has been paid; the $2,143 Tranche A installment due in 2008 and the $1,429 Tranche B installment due in 2008 are included in Current portion of long-term debt on the December 31, 2007 Consolidated Balance Sheet. The remaining debt of $19,285 issued under the private placement agreement is shown as Long- term debt on the December 31, 2007 Consolidated Balance Sheet.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by Schawk, Inc. There was $851 outstanding on this credit line at December 31, 2007, included in Current portion of long-term debt on the Consolidated Balance Sheet.

The Company operates in eleven countries besides the United States. The Company currently believes that there are no political, economic or currency restrictions that materially limit the Company’s flexibility in managing its global cash resources.

Management believes that the level of working capital is adequate for the Company’s liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and cash generated from future operations, or pursuant to its revolving credit facility.

SEASONALITY

With the acquisitions of Winnetts and Seven, the seasonal fluctuations in business on a combined basis generally result in lower revenues in the first quarter as compared to the rest of the year ended December 31.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash flows from its historically profitable operations have permitted the Company to re-invest in the business through capital expenditures and acquisitions of complementary businesses. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $18 to $20 million annually. Also, over the next five years, the Company’s revolving credit facility and most of its long-term private placement debt matures. The Company’s total contractual obligations over the next five years total approximately $212 million, including all debt obligations (see contractual obligation table below.) At this time, the Company believes that cash flow from operations and its ability to refinance its maturing debt obligations will be sufficient to finance the Company during the next five years, assuming no significant business acquisitions. If a significant acquisition occurs in the next five years, the Company believes that it will have sufficient access to both debt and equity markets to finance such an acquisition without unduly burdening the Company’s balance sheet or cash flows.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt Obligations	$110,375	$4,433	$53,799	$47,142	$5,001
Interest on Long-Term Debt(1)	12,668	3,605	6,322	2,494	247
Operating Lease Obligations	66,557	14,885	22,672	14,082	14,918
Purchase Obligations	4,735	4,735	—	—	—
Deferred Compensation	1,975	12	11	11	1,941
Uncertain tax positions(2),(3)	16,188	8,142	8,046	—	—

Total	$212,498	$35,812	$90,850	$63,729	$22,107

(1)	Reflects scheduled interest payments on fixed-rate debt. Variable-rate interest on approximately $37,500 of variable rate debt under our revolving credit agreement as of December 31, 2007 is excluded because regular interest payments are not scheduled and fluctuate depending on outstanding principal balance and market-rate interest levels.

(2)	Represents liability related to uncertain tax positions. Excludes $1,751 of uncertain tax positions for which payment dates cannot be reasonably estimated.

(3)	Included in the amount due in less than one year is $6,000 paid in February 2008 to settle IRS audits of Seven, Inc for pre-acquisition years 1996-2003. The Company believes it is entitled to a reimbursement of this amount from an escrow account established as part of the Company’s acquisition of Seven in 2005. See Kohlberg Indemnity discussion in the Acquisitions — Seven Worldwide, Inc. section of Management’s Discussion and Analysis for more information.

Purchase obligations resulting from purchase orders entered in the normal course of business are not significant. The Company’s major manufacturing cost is employees’ labor.

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

Accounts Receivable.  Our clients are primarily consumer product manufacturers, advertising agencies; retailers, both grocery and non-grocery and entertainment companies. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on our historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts and credit memos of $2,063 was established at December 31, 2007, compared to an allowance of $2,255 at December 31, 2006. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. A 10% to 20% increase in the Company’s write-off experience would result in an approximate $80 to $160 increase in bad debt expense for a given period, based upon the Company’s methodology for calculating the allowance for doubtful accounts. Historically, the Company’s estimates have not been materially different than actual results.

Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the consumer packaging industry, a loss of a major customer or several customers, a significant decrease in the market value of an asset, a significant adverse change in the manner in which an asset is used or an adverse change in the physical condition of an asset. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company did not recognize any material impairment charges in 2007. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge. The Company recorded an impairment charge in 2005 of approximately $1,022 related primarily to write down the value of a building sold during the year and the write down of certain leasehold improvements.

Goodwill and Other Acquired Intangible Assets.  We have made acquisitions in the past that included a significant amount of goodwill, customer relationships and, to a lesser extent, other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Customer relationships and other intangible assets are amortized over their useful lives and are tested for impairment when events and circumstances indicate that an impairment condition may exist. Events that may indicate potential impairment include a loss of or a significant decrease in volume from a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. When a potential impairment condition has been identified, an impairment test of the intangible asset is performed, based on estimated future undiscounted cash flows. During the fourth quarter of 2007, the Company recorded an impairment write-down of $1,197 primarily for a customer relationship intangible asset for which it was determined that future estimated cash flows did not support the carrying value. This is the first year that the Company recorded a material impairment of acquired intangible assets. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future. The Company did not identify any other events or changes in circumstances that would indicate an impairment condition existed at December 31, 2007.

We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis. Goodwill is allocated to the reporting unit that benefits from the synergies arising from each business acquired. The impairment test performed by the Company is based on an estimate of the fair value of the Company’s reporting units. This fair value is calculated using a discounted cash flow of earnings model. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s common stock could result in an impairment charge. The Company determined that no adjustment to goodwill was necessary when we performed our annual impairment testing in 2007, 2006 and 2005. A 10% decrease in the fair value estimates used in the 2007 impairment test would not have changed this determination. The Company has never recorded a material impairment of goodwill.

Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes (as amended) — an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. See Note 13 to the Consolidated Financial Statements for further discussion.

The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income tax rules limiting the availability of the losses to offset future taxable income.

Exit Reserves.  The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. During 2007, the Company recorded a reduction to its exit reserves for the Seven Worldwide acquisition in the amount of $3,264, primarily due to the signing of a new sublease agreement at one of its UK facilities, which changed the assumptions of future costs for the vacated facility. At December 31, 2007, the Company had exit reserves of approximately $4,996 that were included in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheet, for exit activities completed in 2005 through 2007, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Note 3 to the Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non controlling interests in the acquired business. SFAS 141(R) changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of SFAS 141(R) will have an impact on its results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.

SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. Certain of the Company’s acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008 reductions of valuation allowances would reduce the income tax provision as opposed to goodwill. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008 and early adoption is not permitted. We will adopt SFAS No. 141(R) as of January 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that non controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Impact of Inflation

The Company believes that over the past three years inflation has not had a significant impact on the Company’s results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Exposure

The Company has $37,506 million of variable rate debt outstanding at December 31, 2007 and expects to use its variable rate credit facilities during 2008 and beyond to fund acquisitions and cash flow needs. The debt is variable to the Federal Funds or Eurocurrency rates. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. An adverse change of 10% in interest rates (from 6.3% at December 31, 2007 to 6.9%) would add approximately $230 of interest cost annually based on the variable rate debt outstanding at December 31, 2007. The Company does not actively manage interest rate exposure on variable rate debt and the Company does not currently hedge its interest rate exposures. The Company’s remaining debt is fixed at rates that range from 4.81% to 5.17%.

Foreign Exchange Exposure

The Company is subject to changes in various foreign currency exchange rates, the most significant of which are the British Pound, Canadian Dollar, Chinese Yuan, Malaysian Ringgit, Australian Dollar and the Euro and in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of its non-U.S. based subsidiaries. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $15,203, or 2.8%, and a decrease in income from continuing operations before income taxes of $1,822, or 3.6%, for the year ended December 31, 2007. The Company utilizes financing in local currencies as it deems necessary to minimize the impact of foreign exchange impacts on the financial statements. The Company does not currently hedge its foreign currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 have been restated.

During 2006, as discussed in Notes 2 and 17 to the consolidated financial statements, the Company adopted FASB Statement No. 123(R), “Share Based Payments.” During 2007, as discussed in Notes 2 and 13 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schawk, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated April 25, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

Chicago, Illinois
April 25, 2008

Schawk, Inc.

Consolidated Balance Sheets

	December 31
	2007	2006
		(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$11,754	$10,177
Trade accounts receivable, less allowance for doubtful accounts of $2,063 in 2007 and $2,255 in 2006	113,215	128,623
Inventories	21,902	22,220
Prepaid expenses and other	13,524	11,039
Deferred income taxes	4,755	8,580

Total current assets	165,150	180,639
Property and equipment, net	77,083	75,850
Goodwill	249,895	236,972
Intangible assets	41,528	35,755
Other assets	4,858	4,511

Total assets	$538,514	$533,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,308	$25,738
Accrued expenses	52,420	52,487
Income taxes payable	4,754	7,112
Current portion of long-term debt	4,433	2,177

Total current liabilities	87,915	87,514
Long-term debt	105,942	140,763
Other long-term liabilities	24,547	25,181
Deferred income taxes	15,814	16,103
Stockholders’ Equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,213,166 and 28,821,875 shares issued at December 31, 2007 and 2006, respectively; 27,013,482 and 26,620,810 shares outstanding at December 31, 2007 and 2006, respectively	216	212
Additional paid-in capital	184,110	178,432
Retained earnings	133,648	107,251
Accumulated comprehensive income, net	15,498	7,431

	333,472	293,326
Treasury stock, at cost, 2,199,684 and 2,201,065 shares of common stock at December 31, 2007 and 2006, respectively	(29,176)	(29,160)

Total stockholders’ equity	304,296	264,166

Total liabilities and stockholders’ equity	$538,514	$533,727

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Operations

	Years Ended December 31
	2007	2006	2005
		(Restated)	(Restated)
	(In thousands, except per share amounts)

Net sales	$544,409	$546,118	$565,485
Cost of sales	352,015	356,149	370,413

Gross profit	192,394	189,969	195,072
Selling, general, and administrative expenses	132,221	137,995	134,612
Acquisition integration and restructuring expenses	—	3,933	6,898
Reserve reversal from litigation settlement	—	(6,871)	—

Operating income	60,173	54,912	53,562
Other income (expense):
Interest and dividend income	297	467	359
Interest expense	(9,214)	(10,617)	(9,003)
Other	—	—	498

	(8,917)	(10,150)	(8,146)

Income from continuing operations before income taxes	51,256	44,762	45,416
Income tax provision	20,658	18,813	16,894

Income from continuing operations	30,598	25,949	28,522
Income (loss) from discontinued operations, net of tax (benefit) expense of ($851) in 2006 and $617 in 2005	—	(1,332)	982

Net income	$30,598	$24,617	$29,504

Earnings per share:
Basic:
Income from continuing operations	$1.14	$0.98	$1.12
Income (loss) from discontinued operations	$—	$(0.05)	$0.04

Net income per common share	$1.14	$0.93	$1.16
Diluted:
Income from continuing operations	$1.10	$0.95	$1.06
Income (loss) from discontinued operations	$—	$(0.05)	$0.03

Net income per common share	$1.10	$0.90	$1.09
Weighted average shares outstanding:
Basic	26,869	26,393	25,529
Diluted	27,701	27,395	26,963
Dividends per Class A common share	$0.13	$0.13	$0.13

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
		(Restated)	(Restated)
	(In thousands)

Operating activities
Net income	$30,598	$24,617	$29,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,574	19,051	20,323
Amortization	3,779	3,466	4,443
Impairment write-down of fixed assets	—	—	1,022
Impairment write-down of intangible assets	1,197	—	—
Deferred income taxes	1,323	(9,826)	2,761
Reserve reversal from litigation settlement	—	(6,871)	—
Loss (gain) realized on sale of equipment	(852)	532	295
Share-based compensation expense	1,011	1,059	—
Tax benefit from stock options exercised	(608)	(1,662)	1,657
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	21,204	(3,568)	(6,997)
Inventories	883	1,564	2,961
Prepaid expenses and other	(3,971)	11	(1,114)
Trade accounts payable and accrued expenses	(5,884)	(20,130)	(22,918)
Income taxes refundable/payable	4,175	19,952	(522)

Net cash provided by operating activities	70,429	28,195	31,415
Investing activities
Proceeds from disposal of property and equipment	2,605	4,551	2,213
Proceeds from sale of business	—	28,184	—
Purchases of property and equipment	(18,121)	(24,662)	(18,779)
Acquisitions, net of cash acquired	(21,384)	(9,747)	(135,301)
Other	(261)	(112)	19

Net cash used in investing activities	(37,161)	(1,786)	(151,848)
Financing activities
Proceeds from debt	—	—	151,825
Issuance of common stock	4,116	6,921	4,284
Principal payments on debt	(33,408)	(27,514)	(27,841)
Principal payments on capital lease obligations	(37)	(492)	(647)
Tax benefit from stock options exercised	608	1,662	—
Cash dividends	(3,474)	(3,424)	(3,354)
Purchase of common stock	(42)	(1,223)	(3,115)
Capitalized loan fees	—	—	(580)
Increase in deferred compensation liability	—	—	302

Net cash provided by (used in) financing activities	(32,237)	(24,070)	120,874
Effect of foreign currency rate changes	546	319	(190)

Net increase in cash and cash equivalents	1,577	2,658	251
Cash and cash equivalents beginning of period	10,177	7,519	7,268

Cash and cash equivalents end of period	$11,754	$10,177	$7,519

Supplementary disclosure of cash flow information:
Dividends issued in the form of Class A common stock	$24	$23	$24
Cash paid for interest	7,574	8,898	7,355
Cash paid for income taxes	15,923	3,686	14,559
Common stock issued for acquisitions	—	—	70,520

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005 (Restated), 2006 (Restated) and 2007

	Class A
	Common	Class A	Additional		Accumulated		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders
	Outstanding	Stock	Capital	Earnings	Income	Stock	Equity
	(In thousands except share amounts)

Balance at December 31, 2004 (As Originally Reported)	21,816,879	$191	$92,350	$61,330	$2,442	$(24,873)	$131,440
Restatement adjustments	—	(17)	17	(1,375)	—	—	(1,375)

Balance at December 31, 2004 (Restated)	21,816,879	174	92,367	59,955	2,442	(24,873)	130,065
Net income		—	—	29,504	—	—	29,504
Foreign currency translation adjustment	—	—	—	—	(509)	—	(509)

Total comprehensive income	—	—	—	—	—	—	28,995

Sale of Class A common stock	779,025	1	2,963	—	—	—	2,964
Tax benefit from stock options exercised	—	—	1,657	—	—	—	1,657
Purchase of Class A treasury stock	(611,554)	—	—	—	—	(3,115)	(3,115)
Stock issued under employee stock purchase plan	85,187	1	1,319	—	—	—	1,320
Stock issued for acquisitions	4,000,000	32	70,488				70,520
Issuance of Class A common stock under dividend reinvestment program	1,210	—	—	(24)	—	25	1
Cash dividends	—	—	—	(3,354)	—	—	(3,354)

Balance at December 31, 2005	26,070,747	208	168,794	86,081	1,933	(27,963)	229,053
Net income	—	—	—	24,617	—	—	24,617
Foreign currency translation adjustment	—	—	—	—	5,498	—	5,498

Total comprehensive income	—	—	—	—	—	—	30,115

Sale of Class A common stock	559,086	3	5,814	—	—	—	5,817
Tax benefit from stock options exercised	—	—	1,662	—	—	—	1,662
Purchase of Class A treasury stock	(64,281)	—	—	—	—	(1,223)	(1,223)
Stock issued under employee stock purchase plan	53,929	1	1,103	—	—	—	1,104
Stock-based compensation expense	—	—	1,059	—	—	—	1,059
Issuance of Class A common stock under dividend reinvestment program	1,329	—	—	(23)	—	26	3
Cash dividends	—	—	—	(3,424)	—		(3,424)

Balance at December 31, 2006	26,620,810	212	178,432	107,251	7,431	(29,160)	264,166
Net income	—	—	—	30,598	—	—	30,598
Foreign currency translation adjustment	—	—	—	—	8,067	—	8,067

Total comprehensive income	—	—	—	—	—	—	38,665

Adoption of FIN 48	—	—	(53)	(703)	—	—	(756)
Sale of Class A common stock	345,754	3	3,266	—	—	—	3,269
Tax benefit from stock options exercised	—	—	608	—	—	—	608
Purchase of Class A treasury stock	(2,146)	—	—	—	—	(42)	(42)
Stock issued under employee stock purchase plan	47,683	1	846	—	—	—	847
Stock-based compensation expense	—	—	1,011	—	—	—	1,011
Issuance of Class A common stock under dividend reinvestment program	1,381	—	—	(24)	—	26	2
Cash dividends	—			(3,474)			(3,474)

Balance at December 31, 2007	27,013,482	$216	$184,110	$133,648	$15,498	$(29,176)	$304,296

See accompanying notes.

Schawk, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share amounts)

NOTE 1.	Basis of Presentation, Restatement of Previously Issued Financial Statements and Description of Business

Schawk, Inc. including its subsidiaries (the Company) is a leading provider of digital imaging graphic design services for the consumer products industry in North America, Europe and Asia. The Company focuses on providing these services to multi-national clients in three primary markets: consumer products packaging, advertising agencies and promotion.

The accompanying 2006 and 2005 consolidated financial statements have been restated to correct accounting errors discovered subsequent to the issuance of the original financial statements and to correct errors that were discovered during the financial statement audits for the respective years but which were not recorded because they were considered to be immaterial. In addition, the quarterly results for 2006 and the first three quarters of 2007 have been restated. See Note 21 — Quarterly Financial Data for the restatement of the quarterly results. The accounting errors corrected in the restated consolidated financial statements are summarized as follows:

Computer software capitalized for sale to customers

The Company’s capitalization of internally developed software costs for sale was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (FAS 86), because substantially all of the costs were incurred prior to the point at which technological feasibility was established for the computer software under development. The Company recorded an adjustment of $3,200 in the third quarter of 2007 to write off internally developed software costs that had previously been capitalized. The costs were capitalized as part of the work performed by the Company’s Digital Solutions subsidiary which develops and sells computer software. The 2006 and 2005 consolidated financial statements and the January 1, 2005 retained earnings balance have been restated to expense the improperly-capitalized computer software development costs, net of accumulated amortization, in the correct accounting periods.

Software developed for internal use

The Company improperly capitalized costs for software developed for internal use and did not properly follow AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The costs capitalized in error represented internal employee labor and outside consultant fees for developing the Company’s cost accounting, job-tracking, billing and other accounting systems, which, however, did not meet the criteria for capitalization under the SOP. The 2006 and 2005 consolidated financial statements have been restated to expense the amounts capitalized in error, net of accumulated amortization, in the correct accounting periods.

Software revenue recognition

The Company’s computer software revenue recognition policy was not in accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition”, Statement of Position 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The revenue recognition policy, relating to the Company’s Digital Solutions subsidiary that develops and sells computer software, incorrectly resulted in the recognition of revenue before it was earned. The Company had multiple element arrangements subject to Statement of Position 98-9 for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements. The 2006 and 2005 consolidated financial statements and the January 1, 2005 retained earnings balance have been restated to properly record revenue, net of the related deferred expenses, in the correct accounting periods.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other revenue recognition adjustments

The Company’s policy for revenue recognition related to its graphic-services operations was, in certain cases, not in accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (SAB 104). SAB 104 requires that revenue only be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company accrues revenue for unbilled jobs relating to its graphics design business at the end of each month. Because the Company did not maintain effective controls over this process, revenue relating to certain jobs was recognized prior to one of more of the SAB 104 criteria being met. The 2006 and 2005 consolidated financial statements have been restated to properly reflect revenue, net of the related inventory cost, in the correct accounting periods.

Reserve reversal from litigation settlements

In the first quarter of 2007, the Company reversed certain pre-acquisition liabilities from its Seven acquisition related to a business arrangement with a bankrupt customer, for which it was determined that the liabilities no longer existed. See Note 5 — Reserve Reversal from Litigation Settlements for more information. The reversal of the liabilities should have been recorded in the fourth quarter of 2006, when the impact of the settlement agreement related to the bankrupt customer was recorded. The consolidated financial statements for 2006 have been restated to reflect this transaction in the proper period.

Inventory valuation adjustments

The Company reviewed its procedures and methods for valuing work-in-process inventory during 2007 and concluded that certain period costs had been incorrectly included in the calculation of the overhead rates used to value work-in-process inventory, which primarily consists of deferred payroll and overhead costs. The Company changed its valuation method and restated the 2006 and 2005 financial statements to exclude non-inventoriable costs from the inventory valuations for the periods presented. In addition, the restated 2006 and 2005 consolidated financial statements include certain inventory accounting errors identified during prior year financial audits but which were not recorded at the time because they were considered to be immaterial.

Goodwill adjustments

The Company recorded adjustments to goodwill during 2007 for the impact of foreign currency translation relating to the push down of goodwill balances to foreign operations. The 2006 and 2005 consolidated financial statements have been restated to properly reflect these adjustments in the correct accounting periods.

Other adjustments

In the course of restating its consolidated financial statements for 2006 and 2005, the Company has recorded in the proper periods a number of transactions that were either previously identified but considered immaterial at the time of the original financial statement issuance or that were identified during the 2007 financial audit and related to prior periods.

Income tax adjustments

The Company recorded a valuation allowance during 2007 in the amount of $1,446 against a UK deferred income tax asset that related to the year 2006. The consolidated financial statements for 2006 have been restated to reflect this item in the 2006 period as it was determined that facts existed in 2006 that required recording of the valuation allowance in that period. The Company also recorded adjustments to its current income taxes payable balances in 2006 and 2005 for the related tax effect of the adjustments discussed above.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth a reconciliation of previously reported and restated net income and retained earnings as of the dates and for the periods shown:

			January 1, 2005
	Net Income		Retained
	2006	2005	Earnings

As reported — retained earnings January 1, 2005			$61,330
As reported — income from continuing operations	$29,523	$29,687
Pre-tax adjustments:
Software capitalized for sale to customers	(1,482)	(341)	(1,344)
Software developed for internal use	(1,433)	(1,777)
Software revenue recognition	(440)	84	(496)
Other revenue recognition adjustments	(384)	693
Reserve reversal from litigation settlements	1,751	—
Inventory valuation adjustments	(651)	(629)
Goodwill adjustments	—	119
Other adjustments, net	(840)	(183)	(452)

Total adjustments to income from continuing operations before taxes	(3,479)	(2,034)
Related tax effects of adjustments noted above — (provision) benefit	1,351	869
Tax adjustment — UK valuation allowance	(1,446)

Total adjustments to income from continuing operations after taxes	(3,574)	(1,165)

As restated — income from continuing operations	$25,949	$28,522

As reported — income (loss) from discontinued operations	$(1,135)	$785
Other revenue recognition adjustments, net of tax	(197)	197

As restated — income (loss) from discontinued operations	$(1,332)	$982

As restated — net income	$24,617	$29,504

Total adjustments to retained earnings before tax			(2,292)
Total adjustments to retained earnings — tax effect			917

Total adjustments to retained earnings after tax			(1,375)

As restated — retained earnings January 1, 2005			$59,955

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth a reconciliation of previously reported and restated earnings per share for the periods shown:

	2006	2005

Basic earnings per share:
Income from continuing operations
As reported	$1.12	$1.16
Adjustments	$(0.14)	$(0.04)

As restated	$0.98	$1.12
Income (loss) from discontinued operations
As reported	$(0.04)	$0.03
Adjustments	$(0.01)	$0.01

As restated	$(0.05)	$0.04
Net income per common share
As reported	$1.08	$1.19
Adjustments	$(0.15)	$(0.03)

As restated	$0.93	$1.16
Diluted earnings per share:
Income from continuing operations
As reported	$1.08	$1.10
Adjustments	$(0.13)	$(0.04)

As restated	$0.95	$1.06
Income (loss) from discontinued operations
As reported	$(0.04)	$0.03
Adjustments	$(0.01)	$0.00

As restated	$(0.05)	$0.03
Net income per common share
As reported	$1.04	$1.13
Adjustments	$(0.14)	$(0.04)

As restated	$0.90	$1.09

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

Consolidated Statement of Operations

	2006		2005
	Previously		Previously
	Reported	Restated	Reported	Restated

Net sales	$548,406	$546,118	$562,104	$565,485
Cost of sales	355,375	356,149	367,455	370,413

Gross profit	193,031	189,969	194,649	195,072
Selling, general, and administrative expenses	135,728	137,995	132,559	134,612
Acquisition integration and restructuring expenses	3,933	3,933	6,898	6,898
Reserve reversal from litigation settlements	(5,120)	(6,871)	—	—

Operating income	58,490	54,912	55,192	53,562
Other income (expense):
Interest and dividend income	467	467	359	359
Interest expense	(10,716)	(10,617)	(8,599)	(9,003)
Other	—	—	498	498

	(10,249)	(10,150)	(7,742)	(8,146)

Income from continuing operations before income taxes	48,241	44,762	47,450	45,416
Income tax provision	18,718	18,813	17,763	16,894

Income from continuing operations	29,523	25,949	29,687	28,522
Income (loss) from discontinued operations, net of tax	(1,135)	(1,332)	785	982

Net income	$28,388	$24,617	$30,472	$29,504

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheets

	December 31, 2006
	Previously
	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$10,177	$10,177
Trade accounts receivable, less allowance for doubtful accounts of $4,621 and $2,255, respectively	127,627	128,623
Inventories	23,575	22,220
Prepaid expenses and other	10,171	11,039
Deferred income taxes	8,580	8,580

Total current assets	180,130	180,639
Property and equipment, net	82,227	75,850
Goodwill	235,501	236,972
Intangible assets	35,755	35,755
Other assets	4,633	4,511

Total assets	$538,246	$533,727

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$26,522	$25,738
Accrued expenses	51,489	52,487
Income taxes payable	10,249	7,112
Current portion of long-term debt	2,177	2,177

Total current liabilities	90,437	87,514
Long-term debt	140,763	140,763
Other long-term liabilities	23,461	25,181
Deferred income taxes	14,657	16,103
Stockholders’ Equity:
Common stock	229	212
Additional paid-in capital	178,415	178,432
Retained earnings	113,365	107,251
Accumulated comprehensive income, net	6,079	7,431

	298,088	293,326
Treasury stock, at cost	(29,160)	(29,160)

Total stockholders’ equity	268,928	264,166

Total liabilities and stockholders’ equity	$538,246	$533,727

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Cash Flow

	2006		2005
	Previously		Previously
	Reported	Restated	Reported	Restated

Operating activities
Net income	$28,388	$24,617	$30,472	$29,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,245	19,051	22,606	20,323
Amortization	3,466	3,466	4,443	4,443
Impairment write-down of fixed assets	—	—	—	1,022
Deferred income taxes	(11,272)	(9,826)	2,761	2,761
Reserve reversal from litigation settlements	(5,120)	(6,871)	—	—
Gain realized on sale of equipment	532	532	295	295
Share-based compensation expense	1,059	1,059	—	—
Tax benefit from stock options exercised	(1,662)	(1,662)	1,657	1,657
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(4,650)	(3,568)	(4,919)	(6,997)
Inventories	2,223	1,564	947	2,961
Prepaid expenses and other	817	11	(1,033)	(1,114)
Trade accounts payable and accrued expenses	(22,918)	(20,130)	(22,795)	(22,918)
Income taxes refundable/payable	21,303	19,952	347	(522)

Net cash provided by operating activities	33,411	28,195	34,781	31,415
Investing activities
Proceeds from disposal of property and equipment	4,551	4,551	2,213	2,213
Proceeds from sale of business	28,184	28,184	—	—
Purchases of property and equipment	(29,771)	(24,662)	(22,158)	(18,779)
Acquisitions, net of cash acquired	(9,747)	(9,747)	(205,702)	(135,301)
Other	(219)	(112)	(87)	19

Net cash used in investing activities	(7,002)	(1,786)	(225,734)	(151,848)
Financing activities
Proceeds from debt	—	—	151,825	151,825
Issuance of common stock	6,921	6,921	74,805	4,284
Principal payments on debt	(27,514)	(27,514)	(27,841)	(27,841)
Principal payments on capital lease obligations	(492)	(492)	(648)	(647)
Tax benefit from stock options exercised	1,662	1,662	—	—
Cash dividends	(3,424)	(3,424)	(3,354)	(3,354)
Purchase of common stock	(1,223)	(1,223)	(3,115)	(3,115)
Capitalized loan fees	—	—	(580)	(580)
Increase in deferred compensation liability	—	—	302	302

Net cash provided by (used in) financing activities	(24,070)	(24,070)	191,394	120,874
Effect of foreign currency rate changes on cash	319	319	(190)	(190)

Net increase in cash and cash equivalents	2,658	2,658	251	251
Cash and cash equivalents beginning of period	7,519	7,519	7,268	7,268

Cash and cash equivalents end of period	$10,177	$10,177	$7,519	$7,519

Supplementary disclosure of cash flow information:
Dividends issued in the form of Class A common stock	$23	$23	$24	$24
Cash paid for interest	8,898	8,898	7,355	7,355
Cash paid for income taxes	3,686	3,686	14,559	14,559
Common stock issued for acquisitions	—	—	—	70,520

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 2.	Summary of Significant Accounting Policies

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

Accounts Receivable and Concentration of Credit Risk

The Company sells its products to a wide range of customers in the consumer products, retail, advertising agency and entertainment industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. An allowance for doubtful accounts and credit memos is maintained at a level management believes is sufficient to cover potential losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and its historic experience of write-offs. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectible. Trade accounts receivable balances are determined to be delinquent when the amount is past due, based on the payment terms with the customer. An allowance for credit memos is maintained based upon historical credit memos issued.

Inventories

The Company’s inventories include made-to-order graphic designs, images and text for a variety of media including the consumer products, retail, and entertainment industries and consist primarily of raw materials and work in process inventories. Raw materials are stated at the lower of cost or market. Work-in-process consists of primarily deferred labor and overhead costs. The overhead pool of costs includes costs associated with direct labor employees (including direct labor costs not chargeable to specific jobs, which are also considered a direct cost of production) and all indirect costs associated with the production/creative design process, excluding any selling, general and administrative costs. Approximately 8% of total inventories in 2007 and 13% in 2006 are determined on the last in, first out (LIFO) cost basis. The remaining raw materials inventories are determined on the first in, first out (FIFO) cost basis. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 30 years.

Goodwill

Acquired goodwill is not amortized, but instead is subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets, as amended”, goodwill must be tested for impairment at the reporting unit level. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of SFAS 142 and the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Software Developed for Internal Use

The Company capitalizes certain direct development costs associated with internal-use computer software in accordance with AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are incurred during the application development stage of a project and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. The costs capitalized are primarily employee compensation and outside consultant fees incurred to develop the software prior to implementation. These costs are recorded as fixed assets in computer software and licenses and are amortized over a period of from three to seven years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Software Developed for Sale to Customers

The Company’s policy for capitalization of internally-developed software for sale to customers is in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Substantially all of our costs are incurred prior to the point at which technological feasibility is established for the computer software under development and as such are charged to expense when incurred.

Long-lived Assets

The recoverability of long-lived assets, including amortizable intangibles, is evaluated by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that impairment may have occurred. Management also re-evaluates the periods of amortization of long- lived assets to determine whether events and circumstances warrant revised useful lives. If impairment has occurred, the carrying value of the long-lived asset is adjusted to its fair value, generally equal to the future estimated undiscounted cash flows associated with the asset. The Company recorded an impairment write-down of $1,197 in the fourth quarter of 2007, primarily for a customer relationship asset for which future cash flows did not support the carrying value.

Revenue Recognition

The Company derives revenue primarily from providing products and services to its clients on a custom-job basis. A given job may change multiple times before completion and acceptance by the client. In accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (SAB 104), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is reasonably assured. The Company records a revenue accrual entry at each month-end for jobs that meet the four SAB 104 criteria but which have not yet been invoiced to the client.

The Company’s products and services are sold directly through its worldwide sales force and revenue is recognized at the time the products and/or services are delivered, either electronically or through traditional shipping methods, after satisfaction of all the terms and conditions of the underlying arrangement. When the Company provides a combination of products and services to clients, the arrangement is evaluated under Emerging Issues Task Force Issue (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company also derives revenue through its Digital Solutions businesses from the sale of software, software implementation services, technical support services and managed application service provider (ASP) services. The Company recognizes revenue related to the sales in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.” In multiple element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered elements cannot be determined, which is the case for the majority of the Company’s software revenue arrangements, the Company defers revenue for the delivered elements until undelivered elements are delivered and revenue is recognized ratably over the term of the underlying client contract, when obligations have been satisfied. For services performed on a time and materials basis where no other elements are included in the client contract, revenue is recognized upon performance once the criteria of SAB 104 have been met.

Vendor Rebates

The Company has entered into agreements with several of its major suppliers for fixed rate discounts and volume discounts, primarily received in cash, on materials used in its production process. Some of the discounts are determined based upon a fixed discount rate, while others are determined based upon the purchased volume during a given period, typically one year. The Company is following the guidance in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, as it is recognizing the amount of the discounts as a reduction of the cost of materials either included in raw materials or work in process inventories or as a credit to cost of goods sold to the extent that the product has been sold to a customer. The Company recognizes the amount of volume discounts based upon an estimate of purchasing levels for a given period, typically one year, and past experience with a particular vendor. Some rebate payments are received monthly while others are received quarterly. Historically, the Company has not recorded significant adjustments to estimated vendor rebates.

Customer Rebates

The Company has rebate agreements with certain customers. The agreements offer discount pricing based on volume over a multi-year period. The Company accrues the estimated rebates over the term of the agreement. The Company accounts for changes in the estimated rebate amounts when it has been determined that the estimated sales for the rebate period have changed.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in “Net sales” in the Consolidated Statements of Operations. Shipping and handling costs are included in inventory for jobs-in-progress and included in “Cost of sales” in the Consolidated Statements of Operations when jobs are completed and revenue is recognized.

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

Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries which are considered to be permanently invested overseas.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which was adopted by the Company on January 1, 2007. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures of unrecognized tax benefits.

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

Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at the balance sheet date and income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from the translation of foreign currency financial statements into United States dollars are included in accumulated comprehensive income, net as a component of stockholders’ equity.

Fair Value of Financial Instruments

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at December 31, 2007 and 2006, except as follows:

	December 31,
	2007	2006

Fair value of fixed-rate notes payable	$71,487	$72,625
Carrying value of fixed-rate notes payable	72,857	75,000

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during years subsequent to 2005 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during years subsequent to 2005 for share-based awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

SFAS 123(R) requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures are presented in Note 17 — Stock Based Compensation.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non controlling interests in the acquired business. SFAS 141(R) changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of SFAS 141(R) will have an impact on our results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.

SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. Certain of the Company’s acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008 reductions of valuation allowances would reduce the income tax provision as opposed to goodwill.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008 and early adoption is not permitted. We will adopt SFAS No. 141(R) as of January 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that non controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3.	Acquisitions

Perks Design Partners Pty Ltd.

Effective August 1, 2007, the Company acquired 100% of the outstanding stock of Perks Design Partners Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Perks are included in the Consolidated Financial Statements in the other operating segment beginning August 1, 2007. The primary reason for the acquisition was to expand the Company’s creative design business in Australia. The Company has multinational clients which have requested that we increase our global coverage to include Australia so that the Company can provide design services for their Australian operations. The reputation of Perks as a quality provider of design services to multinational consumer products clients was another factor we considered in acquiring Perks. These were the primary factors that contributed to the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible as an operating expense for tax purposes.

The purchase price of $3,438 consisted of $1,792 paid in cash to the seller at closing, $1,193 paid to escrow accounts, $290 accrued for an estimated net tangible asset adjustment and $163 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. A summary of the fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$790
Inventory	40
Other current assets	10
Fixed assets	330
Goodwill	859
Customer relationships	1,117
Non compete agreement	52
Trade name	43
Other assets	8
Accounts payable	(258)
Income tax payable	(123)
Other current liabilities	(306)

Total cash paid at closing, net of $876 cash acquired	$2,562

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average amortization period of the customer relationship, non-compete and trade name intangible assets is 14 years. The intangible asset amortization expense was $51 for the year ended December 31, 2007, and will be approximately $123 in 2008, $96 in 2009, $86 in 2010 and $76 in 2011 and 2012.

Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Protopak Innovations, Inc.

Effective September 1, 2007, the Company acquired 100% of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada-based company that produces prototypes and samples used by the consumer products packaging industry as part of the marketing and sales of their products. The net assets and results of operations of Protopak are included in the Consolidated Financial Statements in the other operating segment beginning September 1, 2007. The primary reason for the acquisition was to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its customers with product packaging samples reflecting its customers’ proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. The Company’s sales force requested that the Company add consumer product packaging prototypes (models or “comps”) to its services offering. The Company determined that Protopak was a leader in this business and serviced many U.S.-based multinational consumer product companies both in Canada and for clients’ U.S. offices. Many of Protopak’s clients were also clients of the Company so management of the Company believed there was a complimentary fit between the two businesses. The top management of Protopak had worked for Fortune 500 food and beverage companies prior to starting Protopak. This contributed to the attraction of acquiring Protopak as its top management had experience working with a Fortune 500 company. These were the primary factors that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible for tax purposes.

The base purchase price of $12,091 consisted of $11,367 paid in cash to the seller, $588 accrued for an estimated working capital adjustment based on the preliminary closing date balance sheet and $136 paid for acquisition-related professional fees. The Company paid a working capital adjustment of $609 in April 2008. The Company has recorded a preliminary purchase price allocation based upon a tangible and intangible asset appraisal that is in progress and will adjust the allocation as needed upon completion of the appraisal. A summary of the preliminary fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$836
Other current assets	132
Fixed assets	480
Goodwill	7,287
Customer relationships	4,736
Non-compete agreement	379
Trade names	284
Accounts payable	(52)
Income tax payable	(84)
Deferred income taxes	(2,176)

Total cash paid at closing, net of $269 cash acquired	$11,822

The weighted-average amortization period of the customer relationship, non-compete and trade name intangible assets is 13.5 years. The intangible asset amortization expense was $199 for the year ended December 31, 2007, and will be approximately $598 in 2008 and 2009, $451 in 2010 and $340 in 2011 and 2012.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Schawk India, Ltd.

The Company had previously acquired 90 percent of a company currently known as Schawk India, Ltd, which provides artwork management, pre media and print management services. The original 50 percent ownership was acquired in February 2005 as part of the Company’s acquisition of Seven Worldwide Holdings, Inc and an additional 40 percent was acquired on July 1, 2006. The net assets and results of operations of Schawk India, Inc., net of minority interest, have been included in the Consolidated Financial Statements in the other operating segment since July 1, 2006.

Effective August 1, 2007, the Company purchased the remaining 10 percent of the outstanding stock of Schawk India, Ltd. from the minority shareholders for $500. The purchase price, less $33 representing the minority interest, was allocated to goodwill. The primary reason for the acquisition was to acquire the remaining minority interest in Schawk, India, Ltd. The Company previously acquired a 90 percent interest in this company and determined that 100% ownership would allow the Company to better manage and make better use of the workforce and resources in India. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.

Benchmark Marketing Services, LLC

On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The net assets and results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. The primary reason for the acquisition was to acquire an established workforce in the Cincinnati area to complement our existing Anthem Cincinnati creative design operation. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is deductible as an operating expense for tax purposes.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. In addition, the Company has recorded a reserve of $666 for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent valuation firm. A summary of the fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$1,854
Inventory	84
Other current assets	26
Fixed assets	234
Goodwill	2,638
Customer relationships	2,100
Non-compete agreement	10
Other assets	10
Accounts payable	(72)
Other current liabilities	(1,052)

Total cash paid, net of $1 cash acquired	$5,832

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 14.6 years. The intangible asset amortization expense was $87 for the year ended December 31, 2007, and will be approximately $149 in 2008, 2009 and 2010 and $146 in 2011 and 2012.

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

WBK, Inc

On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. The results of operations of WBK, Inc. are included in the Consolidated Statement of Operations beginning July 1, 2006. A primary reason for the acquisition of WBK, Inc. was to acquire an established design firm in Cincinnati with a track record in working with major consumer product clients. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is deductible as an operating expense for tax purposes.

The purchase price of $4,865 consisted of $4,813 paid in cash to the seller and $52 of acquisition-related professional fees. The Company recorded a purchase price allocation based upon a tangible and intangible asset fair value appraisal provided by an independent consulting firm. The purchase agreement provides for potential increases to the purchase price if certain earning thresholds are exceeded for the years 2006 through 2009. No earn-out was due for 2006 because the earning threshold was not met. The Company paid $943 in the first quarter of 2008 to the former owner of WBK for the earn-out due for the year 2007. The additional purchase price was allocated to goodwill in the first quarter of 2008.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Anthem York

In January 2006, the Company acquired certain operating assets of the internal design agency operation of a UK consumer products company and entered into a design services agreement with this client. This operation is known as Anthem York. The primary reason for the acquisition was to acquire an established work force in the creative design business as it relates specifically to food and beverage and consumer packaging customers in Europe. The Company had a desire to have design services in Europe to service its multinational and European clients. Anthem York was the first design firm in Europe acquired by the Company. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is deductible as an operating expense for tax purposes.

The purchase price of $2,197 consisted of $618 paid in cash to the seller, $460 of acquisition-related professional fees and $1,119 paid for severance to terminated employees. The Company recorded a purchase price allocation based upon an internal tangible and intangible asset fair value appraisal.

Seven Worldwide Holdings, Inc.

On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc. (“Seven Worldwide”). The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520. A primary reason for the acquisition was to acquire a graphic services company with an established, knowledgeable work force in the retail, advertising and pharmaceutical markets. Seven Worldwide Holdings, Inc. also had an established work force and presence in the United Kingdom and Australia with consumer packaging companies, and the Company was seeking to expand its presence in these regions. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.

During the 12 months ended January 31, 2006, management of the Company completed its assessment of the combined operations of the Company and Seven Worldwide and implemented its plan to exit certain facilities of the acquired company. During 2005, the Company closed seven facilities in the US and the UK and downsized several others. Two additional facilities were closed in early 2006 in accordance with the Company’s exit plan. A total of 712 employees were terminated during 2005 and in early 2006. In addition, the Company’s management decided to market the Book and Publishing operations of the acquired company, since this business was outside the core business of the Company. Effective as of February 28, 2006, the Company sold substantially all of the operating assets of its Book and Publishing operations. See Note 4 — Discontinued Operations.

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF 95-3”) and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $3,921 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2007.

The following table summarizes the reserve recorded at January 31, 2005 and the activity through December 31, 2007:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	$(6,721)	$5,446
Facility closure cost	5,700	5,171	(1,223)	9,648

Total	$12,775	$10,263	$(7,944)	$15,094

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$5,446	$155	$(5,263)	$338
Facility closure cost	9,648	1,873	(2,930)	8,591

Total	$15,094	$2,028	$(8,193)	$8,929

	Balance			Balance
	December 31,			December 31,
	2006	Adjustments	Payments	2007

Employee severance	$338	$(81)	$(187)	$70
Facility closure cost	8,591	(3,183)	$(1,557)	3,851

Total	$8,929	$(3,264)	$(1,744)	$3,921

The adjustment to facility closure costs in 2007 was a result of the execution of a new sublease for an exited facility and a change in sublet assumptions relating to another exited facility.

Weir Holdings Limited

On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir Holdings, which operates under the trade name “Winnetts”, is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets. The primary reason for this acquisition was to expand the Company’s graphic services offering into Europe. Weir Holdings was an established graphic services company with a knowledgeable work force and was the first graphic services acquisition in Europe by the Company. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.

In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF 95-3”) and as adjustments to current and non-current liabilities. The remaining reserve balance of $409 is included in accrued expenses and other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2007.

The following table summarizes the reserve recorded at December 31, 2004 and the activity through December 31, 2007:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	$(902)	$417
Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	$(1,534)	$1,749

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$417	$—	$(417)	$—
Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	$(686)	$(662)	$401

	Balance			Balance
	December 31,			December 31,
	2006	Adjustments	Payments	2007

Employee severance	$—	$—	$—	$—
Facility closure cost	401	24	$(16)	409

Total	$401	$24	$(16)	$409

In addition to the exit reserves discussed above, the Company recorded certain other integration and restructuring related reserves intended to stream line operations and to right-size the business. See Note 6 — Acquisition Integration and Restructuring for further discussion.

Other acquisitions

During the years ended December 31, 2007 and December 31, 2006 the Company paid $668 and $688, respectively, primarily for additional purchase price to the former owners of certain companies acquired in 2003 and 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements and was allocated to goodwill.

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

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Book and Publishing operations are being accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in 2006 and 2005. The results of operations of the Book and Publishing operations for the year ended December 31, 2006 and 2005 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
	(Restated)	(Restated)

Revenues	$8,137	$52,744

Operating income (loss)	$(1,988)	$2,850

The results of operations of the Book and Publishing business include an allocation of interest expense of $172 and $1,204 for the years ended December 31, 2006 and 2005, respectively.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts, as of February 28, 2006, of the major classes of assets and liabilities sold were as follows:

Current assets	$16,189
Other non-current assets	2,303
Intangible assets	15,327

Assets of discontinued operations	$33,819

Current liabilities	$5,635

Liabilities of discontinued operations	$5,635

NOTE 5.	Reserve Reversal from Litigation Settlements

Included in the operating expense section of the Consolidated Statement of Operations for the year ended December 31, 2006, is $6,871 representing reserve reversals. In the second quarter of 2006, the Company settled a lawsuit with an equipment manufacturer related to pre-acquisition activities of Seven Worldwide, Inc. A pre-acquisition contingent liability reserve in the amount of $2,120, previously recorded for this item, was no longer needed and was reversed.

In February 2007, the Company executed a settlement agreement with Rhodes, Inc. (“Rhodes”). Rhodes was a customer of Seven Worldwide Inc. (“Seven”) and had filed for bankruptcy in November 2004, prior to the Company’s acquisition of Seven on January 31, 2005. In September of 2006, Rhodes filed a claim against the Company, seeking the return of $6,527 of preferential payments made to Seven prior to the Rhodes’ bankruptcy filing. The settlement agreement provided for a payment by the Company to Rhodes in the amount of $1,100 in full settlement of all claims. Pre-acquisition liabilities totaling $5,851 had been recorded on the purchase date balance sheet of Seven to provide for an estimated settlement of this claim and other liabilities. An adjustment in the amount of $3,000 was recorded as of December 31, 2006 to reverse a portion of the reserve that was no longer needed. In addition, an adjustment in the amount of $1,751 was initially recorded as of March 31, 2007 to reverse the remaining unneeded liabilities. In connection with the Company’s financial statement restatement, this adjustment has been recorded as of December 31, 2006. See Note 1-Basis of Presentation, Restatement of Previously Issued Financial Statements and Description of Business for further discussion. The total of these adjustments, $4,751, is included in the reserve reversal line of the Consolidated Statement of Operations.

NOTE 6.	Acquisition Integration and Restructuring

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company’s priorities has been the integration of the acquired businesses into the Company’s combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the years ended December 31, 2006 and 2005, the Company recorded acquisition integration expenses of $1,848 and $6,898, respectively, which are included in the acquisition integration and restructuring expense line in the operating expense section of the Consolidated Statement of Operations. The major items included in this expense in 2006 are exit costs from the shut-down of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, professional fees for accounting, human resource, and integration planning advice and costs related to the shut-down of the Company’s East Coast operating facility in June 2006. The major items included in this expense in 2005 were severance pay for employees at legacy Schawk, Inc. facilities that have been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of certain production functions from our London office to offices in Asia. The restructuring charge is included in acquisition integration and restructuring expenses on the Consolidated Statement of Operations. The Company made payments of approximately $980 in 2006 and $1,105 in 2007. There is no reserve balance remaining as of December 31, 2007.

NOTE 7.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006
		(Restated)

Raw materials	$3,393	$4,043
Work in process	19,466	19,239

	22,859	23,282
Less: LIFO reserve	(957)	(1,062)

	$21,902	$22,220

The Company recorded LIFO liquidations of $104, $0 and $24 of income in 2007, 2006 and 2005, respectively.

NOTE 8.	Property and Equipment

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Life	2007	2006
		(Restated)

Land and improvements	10 - 15 years	$10,602	$10,614
Buildings and improvements	15 - 30 years	20,878	20,970
Machinery and equipment	3 - 7 years	92,085	86,233
Leasehold improvements	Life of lease	16,329	14,979
Computer software and licenses	3 - 5 years	26,904	21,799

		166,798	154,595
Accumulated depreciation and amortization		(89,715)	(78,745)

		$77,083	$75,850

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 9.	Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006 were as follows:

	North America/	Other Operating
	Europe Segment	Segment	Total

Balance at December 31, 2005 (restated)	$223,239	$10,718	$233,957
Acquisitions	1,004	6,887	7,891
Additional purchase accounting adjustments	(9,384)	—	(9,384)
Adjustments to exit reserves	1,342	—	1,342
Adjustments to exit reserve present value	(220)	—	(220)
Foreign currency translation	2,441	945	3,386

Balance at December 31, 2006 (restated)	218,422	18,550	236,972
Acquisitions	7,864	4,041	11,905
Additional purchase accounting adjustments	(876)	—	(876)
Adjustments to exit reserves	(3,240)	—	(3,240)
Adjustments to exit reserve present value	643	—	643
Foreign currency translation	2,916	1,575	4,491

Balance at December 31, 2007	$225,729	$24,166	$249,895

During the year ended December 31, 2006, the Company adjusted goodwill for the tax effect of certain purchase accounting adjustments related to the acquisition of Seven.

The Company performed the required impairment test of goodwill in 2007, 2006 and 2005. No impairment charge was recorded.

The Company’s intangible assets subject to amortization are as follows:

		December 31, 2007
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	15.0 years	$49,722	$(10,013)	$39,709
Digital images	5.0 years	935	(493)	442
Developed technologies	3.0 years	712	(687)	25
Non-compete agreements	3.4 years	1,201	(717)	484
Patents	20.0 years	326	(326)	—
Trade names	2.2 years	658	(361)	297
Contract acquisition cost	3.0 years	935	(364)	571

	14.1 years	$54,489	$(12,961)	$41,528

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

		December 31, 2006
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	15.0 years	$40,579	$(6,261)	$34,318
Digital images	5.0 years	928	(303)	625
Developed technologies	3.0 years	712	(384)	328
Non-compete agreements	3.6 years	731	(622)	109
Patents	20.0 years	326	(76)	250
Trade names	2.0 years	308	(287)	21
Contract acquisition cost	3.0 years	156	(52)	104

	14.3 years	$43,740	$(7,985)	$35,755

Intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been our experience that customers are reluctant to change suppliers. Amortization expense related to the intangible assets totaled $3,779, $3,466 and $3,649 in 2007, 2006 and 2005, respectively. The Company recorded an impairment write-down of $1,197 in the fourth quarter of 2007, primarily for a customer relationship asset for which future cash flows did not support the carrying value. The impairment write-down is included in the Company’s North America/Europe operating segment in selling, general and administrative expenses in the Consolidated Statement of Operations. Amortization expense for each of the next five years is expected to be approximately $4,159 for 2008, $4,023 for 2009, $3,487 for 2010, $3,120 for 2011 and $3,114 for 2012.

NOTE 10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
		(Restated)

Accrued compensation and payroll taxes	$26,466	$27,614
Facility exit reserve	2,303	4,204
Accrued property taxes	1,293	2,614
Vacant property reserve	3,085	2,019
Unearned revenue	4,817	2,792
Accrued professional fees	2,968	1,787
Deferred lease costs	2,722	1,703
Accrued customer rebates	1,340	1,796
Restructuring reserve	—	1,100
Accrued interest	651	757
Accrued sales & use tax	608	634
Other	6,167	5,467

	$52,420	$52,487

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 11.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2007	2006
		(Restated)

Vacant property reserve	$8,321	$12,772
Facility exit reserve	2,364	4,446
FIN48 reserves	8,425	2,366
Deferred revenue	1,815	855
Other	3,622	4,742

	$24,547	$25,181

During 2007, the Company recorded adjustments to several vacant property and exit reserves. The adjustments reflect changes in the projections of future costs for the vacant facilities due to new sublease agreements executed during 2007 and other changes in future cost and sublease income assumptions. Adjustments totaling $2,597 were recorded to facility exit reserves as credits to goodwill, as the affected reserves were initially recorded as exit reserves in connection with the acquisition of Seven in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (EITF 95-3). Adjustments totaling $1,575 were recorded as credits to income as the affected reserves were related to acquired vacant properties.

NOTE 12.	Debt

Long-term debt consists of the following:

	December 31,
	2007	2006

Revolving credit agreement	$36,655	$67,891
Series A senior note payable — Tranche A	12,857	15,000
Series A senior note payable — Tranche B	10,000	10,000
Series C senior note payable	10,000	10,000
Series D senior note payable	20,000	20,000
Series E senior note payable	20,000	20,000
Canadian bank credit line	851	—
Other	12	49

	110,375	142,940
Less amounts due in one year or less	(4,433)	(2,177)

	$105,942	$140,763

The borrowings under the bank revolving credit agreement are unsecured and are at a floating rate of interest over the Federal Funds or Eurocurrency rates based upon certain financial ratios. The effective interest rate on borrowings under this agreement was 6.3% at December 31, 2007. The credit agreement provides maximum borrowings of $115,000, is due in full and expires in January 2010. At December 31, 2007, $10,985 (£5,500) of the outstanding revolving credit agreement balance is denominated in British pounds sterling and $3,670 (Cdn$3,600) is denominated in Canadian dollars. Borrowings under the above agreements are subject to certain restrictive covenants, including restricted payments, working capital, fixed charge coverage, funded debt and leverage ratios. The Company is in compliance with all required covenants at December 31, 2007.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

On February 28, 2008, the Company and its primary U.S. bank entered into an amendment of its revolving credit agreement, which amended certain covenants of the credit agreement to allow the Company to increase its restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000.

The Series A note — Tranche A bears interest at 4.90% and is payable in annual installments of $2,143 from 2008 to 2013. The Series A note — Tranche B bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. Both series of notes were issued pursuant to the Company’s private placement Note Purchase Agreement dated December 23, 2003 and are unsecured. The notes may be prepaid in whole or in part at any time.

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

The Company’s Canadian subsidiary maintains a Cdn$1,000 revolving demand credit facility for working capital needs, with interest payable at prime plus 0.5%. The amount outstanding at December 31, 2007 is $851, with interest at 6.50% and is due within one year. The borrowings under this facility are denominated in Canadian dollars.

Annual maturities of long-term debt at December 31, 2007 are as follows:

2008	$4,433
2009	3,573
2010	50,226
2011	23,571
2012	23,571
Thereafter	5,001

$110,375

NOTE 13.  Income Taxes

The provision (credit) for income taxes is comprised of the following:

	Years Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)

Current:
Federal	$12,433	$16,409	$5,024
State	3,199	3,934	2,559
Foreign	3,703	8,296	6,550

	19,335	28,639	14,133
Deferred:
Federal	(264)	(4,380)	6,192
State	(154)	(386)	83
Foreign	1,741	(5,060)	(3,514)

	1,323	(9,826)	2,761

Total	$20,658	$18,813	$16,894

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Components of deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
		(Restated)

Deferred income tax assets:
Inventory	$113	$102
Accruals and reserves not currently deductible	3,427	5,795
Bad debt reserve	384	1,502
Accrued vacation	1,729	1,699
Other	3,374	—
Restructuring reserves	5,204	7,827
Net operating losses	14,088	12,366
Income tax credits	6,162	5,913
Capital losses	9,182	9,597

Deferred income tax assets before valuation allowances	43,663	44,801
Valuation allowances	(27,346)	(24,492)

Deferred income tax assets	$16,317	$20,309

Deferred income tax liabilities:
Prepaid expenses	$(627)	$(749)
Property and equipment	(3,372)	(3,891)
Customer intangibles	(12,980)	(12,190)
Domestic subsidiary stock	(9,790)	(9,805)
Other	(607)	(1,197)

Deferred income tax liabilities	$(27,376)	$(27,832)

Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

	Year Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)

Income taxes at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	0.8	1.7	1.1
State income taxes	3.6	4.7	3.0
Foreign rate differential	(0.7)	1.5	(0.9)
Income tax reserve adjustments	1.8	(0.1)	(2.1)
Other	(0.2)	(0.8)	1.1

	40.3%	42.0%	37.2%

The domestic and foreign components of income before income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
		(Restated)	(Restated)

Domestic	$33,034	$39,210	$37,531
Foreign	18,222	5,552	7,885

Total	$51,256	$44,762	$45,416

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, the Company has U.S. Federal and State net operating loss carry forwards of approximately $8,733 and $68,175, respectively, $20,158 of foreign net operating loss carry forwards, $32,641 of foreign capital loss carry forwards, and U.S. and Foreign income tax credit carry forwards of approximately $228 and $5,936, respectively, which will be available to offset future income tax liabilities. If not used, $8,733 of the net operating loss carry forwards will expire in 2024 and 2025 while the remainder has no expiration period. Certain of these carry forwards are subject to limitations on use due to tax rules affecting acquired tax attributes and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $27,346 at December 31, 2007. The Company has valuation allowances of $18,591 related to pre-acquisition deferred tax assets which were established in prior years as an adjustment to goodwill. During 2007, the Company reduced goodwill by $630 due to the projected use of pre-acquisition deferred tax assets in filing its 2007 income tax returns. With the adoption of SFAS 141R, Business Combinations, effective January 1, 2009, releases of valuation allowances established in purchase accounting after December 31, 2008 will reduce the income tax provision as opposed to goodwill.

The undistributed earnings of foreign subsidiaries were approximately $33,925 and $15,014 at December 31, 2007 and 2006, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

The Company received a return of paid up capital distribution of $13,729 from its Canadian operations during 2006. This distribution has been accounted for as a distribution from earnings and profits for U.S. income tax purposes. The distribution generated a foreign tax credit of $7,209 of which the Company utilized $7,071 in 2006 and expects to utilize the remainder in 2007.

In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” “FIN 48”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures of unrecognized tax benefits.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $2,209 increase in the liability for unrecognized tax benefits which is offset by a reduction of deferred tax liability of $110, an increase in goodwill of $981, a decrease to additional paid in capital of $53 and a reduction in current taxes payable of $362, resulting in a net decrease to the January 1, 2007 retained earnings balance of $703.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of IRS examinations or statute closures will be in the range of $6,000 to $9,500. If the maximum expected amounts materialize, the Company projects that $1,970 would decrease the effective tax rate, $50 would reduce additional paid in capital, and $7,480 would be a reduction to goodwill. With the adoption of SFAS 141R, Business Combinations, effective January 1, 2009, increases or decreases to unrecognized tax benefits after December 31, 2008 will reduce the income tax provision as opposed to goodwill.

All federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2003, with the exception of the former Seven Consolidated Group, acquired on January 31, 2005, whose returns are closed through 1995. In the first quarter of 2008, the Company agreed to a settlement with the IRS related to the Seven Consolidated Group 1996 to 2003 tax returns and has made a deposit of $6,000 in partial payment of the expected liability. The settlement requires the approval of the Joint Committee on Taxation which is expected in the third quarter 2008. The

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock purchase agreement entered into between the Company and the sellers provides for an indemnification by sellers of tax liabilities and the Company believes it should recover these payments out of the escrow account upon final settlement with the IRS. (See Note 22-Contingencies) In addition, the former Seven Consolidated Group is currently under examination for the year 2004 and Schawk, Inc. and subsidiaries for years 2005 and 2006.

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

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Income. As of January 1, 2007, the Company had approximately $3,623 accrued for the payment of interest and no amounts for penalties and provided an additional $719 in interest during 2007. At December 31, 2007 the Company has accrued $4,342 for interest, which is included in Income taxes payable and Other non-current liabilities on the Consolidated Balance Sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$13,550
Additions related to tax positions in prior years	805
Reductions for tax positions in prior years	(764)
Foreign currency translation	6

Balance at December 31, 2007	$13,597

NOTE 14.	Related Party Transactions

During 2006, the Company paid $622 to Cochran, Caronia & Co. for investment banking advisory services in connection with the sale of its Book and Publishing operations — See Note 4- Discontinued Operations. During 2005, the Company paid $800 to Cochran, Caronia & Co. for investment banking advisory services in connection with the acquisition of Seven Worldwide Holdings, Inc. Leonard S. Caronia, who is a director of Schawk, Inc., is a partner of Cochran, Caronia & Co.(now known as Fox-Pitt Kelton Cochran Caronia Waller.)

The Company also leases land and a building from a related party. See Note 15 — Leases and Commitments.

NOTE 15.	Leases and Commitments

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $704 in 2007, $696 in 2006 and $687 in 2005.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Some of the leases contain renewal options and leasehold improvement incentives. Leasehold improvement incentives received from landlords are deferred and recognized as a reduction of rent expense over the respective lease term. Total rent expense incurred under all operating leases was approximately $16,535, $16,028 and $14,216, for the years ended December 31, 2007, 2006 and 2005, respectively.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2007:

	Operating Leases
	Gross Rents	Subleases	Net Rent

2008	$16,610	$(1,725)	$14,885
2009	14,740	(1,941)	12,799
2010	11,732	(1,859)	9,873
2011	7,918	(1,162)	6,756
2012	8,080	(754)	7,326
Thereafter	16,028	(1,110)	14,918

	$75,108	$(8,551)	$66,557

The Company has a deferred compensation agreement with the Chairman of the Board dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50% of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2007 and December 31, 2006, which is included in Other long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6% discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible. The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $1,102 and $724, respectively, at December 31, 2007 and December 31, 2006 and is included in Other long-term liabilities on the Consolidated Balance Sheets.

NOTE 16.	Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. The plans provide a match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages (as defined) for the legacy Schawk 401K Plan was 5.0% in 2007, 2006, and 2005. The matching percentage of wages for the legacy Seven Worldwide 401K Plan for 2005 was 3.0%, with a one thousand dollar annual maximum company contribution per participant. The participants of the legacy Seven Worldwide 401K Plan were transferred to the Schawk 401K Plan on January 1, 2006. Contributions to the plans were $4,260, $4,070 and $2,834 in 2007, 2006 and 2005, respectively. In addition, the Company’s European subsidiaries contributed $739, $811 and $518 to several defined-contribution plans for their employees in 2007, 2006 and 2005, respectively.

The Company is required to contribute to certain union sponsored defined benefit pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,430, $1,543, and $1,260 in 2007, 2006 and 2005 respectively.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. During 2007 and 2006, the Company issued new shares at a 5% discount from the end-of-quarter closing market price of the Company common stock. Prior to 2006, the Company issued new shares at a discount of 15%, based upon the lower of the beginning-of-quarter or end-of-quarter closing market price of the Company common stock. The number of shares issued for this plan was 48 in 2007, 54 in 2006, and 85 in 2005. The discount from market value for the shares issued was $45 in 2007, $54 in 2006 and $245 in 2005.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has collective bargaining agreements with production employees representing approximately 13% of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2008 through 2011. One collective bargaining agreement expired in 2007, but negotiations to renew will begin in 2008. The percentage of employees covered by contracts expiring within one year is approximately 5%.

NOTE 17.	Stock Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2007 and December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the years ended December 31, 2007 and December 31, 2006 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc 2006 Long-Term Incentive Plan (“the 2006 Plan”). The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2006 Plan vest over a three-year period. The total number of shares of common stock available for issuance under the 2006 Plan is 1,411 as of December 31, 2007. No additional shares have been reserved for issuance under the 2006 Plan.

During the years ended December 31, 2007 and 2006, the Company issued 155 and 119 stock options, respectively, as well as 35 and 25 restricted shares, respectively, under the 2006 Plan.

Options

The Company has granted stock options under several share-based compensation plans. The Company’s 2003 Equity Option Plan provided for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company also adopted an Outside Directors’ Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2003 Equity Option Plan and Outside Directors Stock Option Plan vest over a two-year period.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

During 2007 and 2006, the Company issued 35 and 25 stock options to its directors under the Outside Directors Stock Option Plan.

The Company recorded $721 and $1,003 of compensation expense relating to outstanding options during the years ended December 31, 2007 and 2006, respectively. No compensation expense was recorded related to outstanding options during the year ended December 31, 2005.

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

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2007, 2006, and 2005, using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2007	2006	2005

Expected dividend yield	0.63% - 0.71%	0.70% - 0.76%	0.70%
Expected stock price volatility	28.24% - 29.97%	27.33% - 27.40%	19.78% - 20.34%
Risk-free interest rate range	3.96% - 4.54%	4.28% - 4.83%	4.0%
Weighted-average expected life	5.5 - 6 years	6 years	7 years
Forfeiture rate	2.72%	2.65%	na
Total fair value of options granted	$1,216	$870	$3,057

The following table summarizes the Company’s activities with respect to its stock option plans for 2007, 2006 and 2005 (in thousands, except price per share and contractual term):

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate
	Shares	per Share	Contractual Term	Intrinsic Value

Outstanding December 31, 2004	3,083	$10.29
Granted	574	$18.79
Exercised	(324)	$9.54
Cancelled	—	—

Outstanding December 31, 2005	3,333	$11.73
Granted	144	$17.75
Exercised	(326)	$9.84
Cancelled	—	—

Outstanding December 31, 2006	3,151	$12.11
Granted	190	$18.70
Exercised	(313)	$10.44
Cancelled	(55)	$18.51

Outstanding December 31, 2007	2,973	$12.45	5.03	$10,859
Vested at December 31, 2007	2,718	$12.17	4.57	$10,859
Exercisable at December 31, 2007	2,718	$12.17	4.57	$10,859

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.38, $6.02 and $5.48, respectively. The total intrinsic value for options exercised during the years ended December 31, 2007, 2006 and 2005, respectively, was $2,856, $4,193 and $4,358.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash received from option exercises under all plans for the years ended December 31, 2007, 2006 and 2005 was approximately $3,269, $3,175 and $3,050, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $608, $1,662 and $1,657, respectively, for the years ended December 31, 2007, 2006 and 2005.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted		Average of
	Number	Contractual Life	Average	Number	Exercisable
Range of Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	price

$6.20 - $8.26	185	2.1	$7.69	185	$7.69
8.26 - 10.33	1,329	3.6	$9.29	1,329	$9.29
10.33 - 12.39	102	2.3	$11.19	102	$11.19
12.39 - 14.45	498	6.2	$14.20	498	$14.20
14.45 - 16.52	63	0.8	$14.95	63	$14.95
16.52 - 18.58	265	9.0	$18.02	40	$17.43
18.58 - 20.65	531	7.5	$18.89	501	$18.84

	2,973			2,718

As of December 31, 2007 and 2006 there was $1,169 and $808, respectively, of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 2 years. A summary of the Company’s nonvested option activity for the years ended December 31, 2007 and 2006 is as follows (in thousands, except price per share and contractual term):

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Nonvested at January 1, 2006	570	$4.85
Granted	144	$6.02
Vested	(388)	$4.58
Forfeited	—	—

Nonvested at December 31, 2006	326	$5.70
Granted	191	$6.38
Vested	(232)	$5.65
Forfeited	(30)	$6.55

Nonvested at December 31, 2007	255	$6.25

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recorded $290 and $56 of compensation expense relating to restricted stock during years ended December 31, 2007 and 2006, respectively.

A summary of the restricted share activity for the years ended December 31, 2007 and 2006 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	—
Granted	25	$17.43
Forfeited	—

Outstanding at December 31, 2006	25	$17.43
Granted	35	$18.47
Forfeited	(2)	$17.93

Outstanding at December 31, 2007	58	$18.04

As of December 31, 2007 and 2006, there was $669 and $365, respectively, of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 2 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the years ended December 31, 2007 and 2006 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Total cost of share-based compensation	$1,011	$1,059
Income tax	(287)	(387)

Amount charged against income	$724	$672

Impact on net income per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.02

There were no amounts related to employee share-based compensation capitalized as assets during the years ended December 31, 2007 and 2006.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Year Ended
December 31, 2005
(Restated)

Net income	$29,504
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,503)

Net income, pro forma	$28,001

Earnings per share (restated)
Basic	$1.16
Diluted	$1.09
Pro forma earnings per share
Basic	$1.10
Diluted	$1.04

NOTE 18.	Earnings Per Share

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	2007	2006	2005

Weighted average shares-Basic	26,869	26,393	25,529
Effect of dilutive stock options	832	1,002	1,434

Weighted average shares-Diluted	27,701	27,395	26,963

Options to purchase 304 shares of Class A common stock at exercise prices ranging from $17.43 — $20.65 per share were outstanding at December 31, 2007 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through November 6, 2017.

Options to purchase 20 shares of Class A common stock at an exercise price of $20.65 per share were outstanding at December 31, 2006 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire on May 17, 2015.

There were no anti-dilutive options outstanding at December 31, 2005.

NOTE 19.	Segment and Geographic Reporting

The Company organizes and manages its operations primarily by geographic area and measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

segments are the same as those outlined in Note 2-Significant Accounting Policies. The Company aggregates its operations in the United States, Canada and Europe into one reportable operating segment (North America/Europe) since they have similar economic characteristics. The Company’s other operations in Asia and Australia, its creative design operation (Anthem) and its digital solutions business are grouped together into one reportable segment (Other operating segment) for purposes of disclosing segment information as they do not meet any of the quantitative thresholds for separate disclosure in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Segment information relating to results of continuing operations was as follows:

	2007	2006	2005
		(Restated)	(Restated)

Sales to External Customers:
North America and Europe	$479,430	$497,684	$530,579
Other operating segments	64,979	48,434	34,906

Total	$544,409	$546,118	$565,485

North America and Europe	$73,831	$68,960	$73,533
Other operating segments	4,597	2,037	1,124
Corporate and other business activities	(18,255)	(16,085)	(21,095)

Operating income	60,173	54,912	53,562

Interest expense — net	(8,917)	(10,150)	(8,644)
Other income			498

Income from continuing operations before income taxes	$51,256	$44,762	$45,416

Depreciation and amortization expense:
North America and Europe	$17,787	$16,884	$18,911
Other operating segments	2,034	1,640	3,886
Corporate and other business activities	1,532	3,993	1,175

Total	$21,353	$22,517	$23,972

Segment information related to total assets and expenditures for long lived assets was as follows:

	2007	2006
		(Restated)

Total Assets:
North America and Europe	$478,887	$490,235
Other operating segments	59,627	43,492

Total	$538,514	$533,727

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Assets of the Company’s corporate headquarters, located in Chicago, are included in total assets of North America and Europe.

Expenditures for long-lived assets:
North America and Europe	$7,233	$12,564
Other operating segments	4,065	581
Corporate and other business activities	6,823	11,517

Total	$18,121	$24,662

Summary financial information for continuing operations by country for 2007, 2006 and 2005 is as follows:

				Other
	United States	Canada	Europe	Foreign	Total

2007
Sales	$392,375	$45,580	$77,839	$28,615	$544,409
Long-lived assets	65,117	5,589	7,292	3,943	81,941
2006 (Restated)
Sales	$405,360	$34,533	$81,102	$25,123	$546,118
Long-lived assets	63,148	4,597	8,900	3,716	80,361
2005 (Restated)
Sales	$424,129	$36,801	$82,021	$22,534	$565,485

Sales are attributed to countries based on the point of origin of the sale. Approximately 10% of total revenues came from the Company’s largest single client for the year ended December 31, 2005.

Long-lived assets include property, plant and equipment assets stated at net book value and other non current assets that are identified with the operations in each country.

NOTE 20.	Other Income

For the year ended December 31, 2005, a $498 gain representing proceeds of a life insurance policy on a former employee is included in Other income on the Consolidated Statement of Operations.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 21.	Quarterly Financial Data (unaudited)

All quarterly information, except for the quarter ended December 31, 2007, has been restated and is presented in comparison to the quarterly data originally reported. See Footnote 1- Basis of Presentation, Restatement of Previously Issued Financial Statements and Description of Business for more information regarding the restatement. Also, all financial data has also been adjusted, where applicable, to present the disposal of the Book and Publishing business as a discontinued operation. See Footnote 4-Discontinued Operations.

	March 31, 2007		June 30, 2007
	Previously		Previously
	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)

Net sales	$130,884	$129,624	$143,126	$142,740
Cost of sales	83,526	84,602	90,870	91,337

Gross profit	47,358	45,022	52,256	51,403
Selling, general, and administrative expenses	33,240	32,863	32,639	32,909

Operating income	14,118	12,159	19,617	18,494
Other income (expense):
Interest and dividend income	90	90	—	—
Interest expense	(2,423)	(2,398)	(2,407)	(2,382)

	(2,333)	(2,308)	(2,407)	(2,382)
Income before income taxes	11,785	9,851	17,210	16,112
Income tax provision	4,598	3,839	6,607	6,170

Net income	$7,187	$6,012	$10,603	$9,942

Earnings per share:
Basic	$0.27	$0.23	$0.40	$0.37
Diluted	$0.26	$0.22	$0.38	$0.36

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

	September 30, 2007
	Previously		December 31,
	Reported	Restated	2007
	(In thousands, except per share amounts)

Net sales	$130,874	$130,789	$141,256
Cost of sales	89,394	84,394	91,682

Gross profit	41,480	46,395	49,574
Selling, general, and administrative expenses	32,577	32,966	33,483

Operating income	8,903	13,429	16,091
Other income (expense):
Interest and dividend income	85	85	122
Interest expense	(2,303)	(2,278)	(2,156)
Other	—	—	—

	(2,218)	(2,193)	(2,034)
Income before income taxes	6,685	11,236	14,057
Income tax provision	2,567	4,390	6,259

Net income	$4,118	$6,846	$7,798

Earnings per share:
Basic	$0.15	$0.25	$0.29
Diluted	$0.15	$0.25	$0.28

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

	March 31, 2006		June 30, 2006
	Previously		Previously
	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)

Net sales	$133,754	$131,658	$140,095	$140,108
Cost of sales	88,038	86,462	90,339	91,053

Gross profit	45,716	45,196	49,756	49,055
Selling, general, and administrative expenses	34,316	34,853	34,665	35,055
Acquisition integration and restructuring expenses	530	530	228	228
Reserve reversal from litigation settlements	—	—	(2,120)	(2,120)

Operating income	10,870	9,813	16,983	15,892
Other income (expense):
Interest and dividend income	119	119	77	77
Interest expense	(2,581)	(2,556)	(2,738)	(2,713)

	(2,462)	(2,437)	(2,661)	(2,636)
Income from continuing operations before income taxes	8,408	7,376	14,322	13,256
Income tax provision	3,193	2,808	5,396	4,972

Income from continuing operations	5,215	4,568	8,926	8,284
Income (loss) from discontinued operations, net of tax	(433)	(630)	44	44

Net income	$4,782	$3,938	$8,970	$8,328

Earnings per share from continuing operations:
Basic	$0.20	$0.17	$0.34	$0.31
Diluted	$0.19	$0.16	$0.32	$0.30
Earnings per share from discontinued operations:
Basic	$(0.02)	$(0.02)	$0.00	$0.00
Diluted	$(0.02)	$(0.02)	$0.00	$0.00
Net earnings per share:
Basic	$0.18	$0.15	$0.34	$0.31
Diluted	$0.17	$0.14	$0.32	$0.30

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

	September 30, 2006		December 31, 2006
	Previously		Previously
	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)

Net sales	$134,779	$134,382	$139,778	$139,970
Cost of sales	86,430	86,633	90,568	92,001

Gross profit	48,349	47,749	49,210	47,969
Selling, general, and administrative expenses	32,546	32,897	34,201	35,190
Acquisition integration and restructuring expenses	—	—	3,175	3,175
Reserve reversal from litigation settlements	—	—	(3,000)	(4,751)

Operating income	15,803	14,852	14,834	14,355
Other income (expense):
Interest and dividend income	84	84	187	187
Interest expense	(2,720)	(2,695)	(2,677)	(2,653)

	(2,636)	(2,611)	(2,490)	(2,466)
Income from continuing operations before income taxes	13,167	12,241	12,344	11,889
Income tax provision	4,961	4,593	5,168	6,440

Income from continuing operations	8,206	7,648	7,176	5,449
Income (loss) from discontinued operations, net of tax	(57)	(57)	(689)	(689)

Net income	$8,149	$7,591	$6,487	$4,760

Earnings per share from continuing operations:
Basic	$0.31	$0.29	$0.27	$0.21
Diluted	$0.30	$0.28	$0.26	$0.20
Earnings per share from discontinued operations:
Basic	$0.00	$0.00	$(0.03)	$(0.03)
Diluted	$0.00	$0.00	$(0.02)	$(0.03)
Net earnings per share:
Basic	$0.31	$0.29	$0.24	$0.18
Diluted	$0.30	$0.28	$0.24	$0.17

NOTE 22.	Contingencies

Kohlberg & Company Indemnity

The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that as a result, such funds should not be released but rather paid out to Schawk, Inc. Kohlberg has denied that it has any indemnity obligations to the Company. At December 31, 2007, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued in purchase accounting as of the acquisition date, for the pre-acquisition years of 1996 to 2003. The Company believes it is entitled to indemnification for both amounts under the terms of the stock purchase agreement and that recoverability is likely.

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

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision of the Audit Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the identification of the material weaknesses identified below, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Internal control over the financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2007:

Revenue Recognition

As disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2007, the Company determined that it had a deficiency in internal control over revenue recognition. In the fourth quarter, the Company put processes in place to improve its compliance with the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), however as of December 31, 2007 the Company was not able to establish effective controls over revenue recognition. Specifically, we failed to design effective controls to ensure that all criteria of revenue recognition were met prior to invoicing. We also failed to design an effective control over the process to accurately record amounts related to earned but unbilled revenue at period end.

In addition, in conjunction with management’s efforts to appropriately recognize software and services revenue, management identified material weaknesses in the internal controls over software revenue recognition.

Specifically, the Company had multiple element arrangements subject to AICPA Statement of Position 97-2 “Software Revenue Recognition”, Statement of Position 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements.

Accounting for Capitalized Software Costs

Software developed for sale to third parties.  As disclosed in the Company’s Form 10-Q for the third quarter of 2007, the Company identified a material weakness in internal controls related to the capitalization of internally developed software costs with respect to software for sale to third parties. The Company’s capitalization of software developed for sale to third parties was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in that the Company was capitalizing costs before technological feasibility was reached.

Software developed for internal use.  Management also concluded that the Company had a material weakness in internal controls related to the accounting for costs pertaining to internal use software. On certain software development projects, information required in employee time reports was not consistently maintained, and required project documentation, in particular formal project plans, and commencement and completion dates of project phases was not prepared and monitored. In addition, certain external costs were improperly capitalized. As a result, the Company capitalized amounts in error and did not properly follow the provisions of AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.

Accounting for Income Taxes

The Company determined that a material weakness existed at December 31, 2007 with respect to accounting for income taxes. The Company had inadequate supervision and review of those responsible for recording income tax related journal entries which resulted in an inability to properly reconcile current tax payable and gross deferred tax liabilities to the general ledger on a timely basis. This weakness resulted in significant revisions being made to the Company’s income tax accounts prior to finalization of the tax accounts as reported in its December 31, 2007 consolidated financial statements.

Entity-level controls

Due to the nature and number of material weaknesses identified above, as well as the necessity to restate prior period financial statements, we concluded that our entity-level controls were not effective in the areas of control environment, risk assessment and control activities (e.g. review of journal entries). In particular, in certain areas the level of accounting knowledge, experience and training was not sufficient to properly control the accounting for revenue (including software revenue and costs), software development cost capitalization, and income taxes and a more appropriate tone with respect to the importance of accounting and control awareness needed to be established.

As a result of the identified material weaknesses, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2007 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and have taken certain actions, and are committed to taking further action, as discussed below.

Revenue recognition.  In January 2008 we instituted a worldwide training program and a monthly test of documentation per location to train employees on proper revenue recognition in accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” and emphasize the need for maintaining adequate documentation. This is an initial step to be followed up with a thorough review and evaluation of the process around revenue recognition with the objective being the design of effective controls to make sure the criteria for revenue recognition have been met prior to invoicing or recognizing unbilled revenue. After these controls over revenue recognition have been designed and implemented, we will conduct formal revenue recognition training sessions for key accounting and operating personnel. The enhanced testing of internal control over revenue has been included in the Company’s internal audit program for 2008.

With respect to software revenue recognition, we have conducted training for the accounting personnel responsible for the software revenue accounting on the principles of AICPA Statement of Position 97-2 “Software Revenue Recognition”, Statement of Position 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” and have added detailed accounts to the general ledger to improve the accounting for deferred revenues and costs. The Audit Committee of the board of directors has also directed internal audit to add testing of software revenue recognition to their audit program for 2008.

Accounting for Internal Use software costs.  With respect to software developed for internal use, in the fourth quarter of 2007 we instituted a more comprehensive timekeeping system to better document and monitor activities of both internal personnel and external contractors that work on software for internal use. Our plan to remediate this weakness will include: developing controls to ensure that project plans clearly delineate activities relating to planning, application development and post implementation/ support and that minor upgrades and enhancements are expensed as incurred and educating employees with respect to the requirements of AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company is currently considering whether additional accounting staff is required to improve the accounting for internally developed software. The Audit Committee of the board of directors has also directed internal audit to add testing of software capitalization to their audit program for 2008.

Accounting for income taxes.  New controls will be developed to verify that formal reconciliations to the general ledger of all tax accounts are being prepared properly on a quarterly basis. In addition, a new monitoring control will be developed to monitor tax balances on a periodic basis in each of the twelve countries in which the Company currently operates. The Company is currently considering whether additional resources are required to improve accounting for income taxes. An external accounting firm tests internal controls on an annual basis for the Company. We intend to ensure that the additional controls are added to the income tax control catalog for testing in 2008.

Entity-level controls.  We continue to develop a process to emphasize at all levels of our organization the importance of internal controls. We are seeking to institutionalize a stronger commitment to internal controls and to verify that all process owners are involved with the performance of internal controls. We expect to provide training, as appropriate, to process owners on the appropriate requirements to document and perform internal control procedures. We plan to implement additional formal policies and procedures over performance and formalized review of our internal controls and significant accounting procedures and to hire additional accounting personnel as necessary with the requisite areas of expertise to ensure proper accounting and reporting. A consultant has been hired to direct the remediation efforts on all material weaknesses and we have selected an accounting firm to help design and implement new controls under the supervision of the consultant and the Audit Committee of the Board of Directors. In addition, personnel have been added to monitor corporate and operations results and internal control.

/s/ David A. Schawk	/s/ James J. Patterson
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Shareholders of
Schawk, Inc.

We have audited Schawk, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1. Inadequate entity-level controls, primarily in the areas of (i) the control environment as it relates to management’s control consciousness, the lack of commitment to quality financial reporting, and insufficient technical accounting knowledge and resources; (ii) control activities, including ineffective policies and procedures with respect to authorization, review, and reconciliations and (iii) risk assessment.

2. Insufficient design and operation of revenue recognition procedures and controls, largely in the areas of unbilled revenue and multi-element software transactions.

3. Lack of controls relating to the capitalization of software development costs, for both internal-use software and software sold to others.

4. Inadequate controls over the income tax balances, specifically related to the preparation and review of the income tax provision.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 25, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Schawk, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/  Ernst & Young LLP

Chicago, Illinois
April 25, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained in our proxy statement for the 2008 annual meeting of stockholders (the “2008 Proxy Statement”) regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures under the captions and subcaptions “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

As required by New York Stock Exchange rules, in 2007 the Company’s Chief Executive Officer submitted to the NYSE the annual certification relating to the Company’s compliance with NYSE’s corporate governance listing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained in our 2008 Proxy Statement under the captions and subcaptions “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in our 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in our 2008 Proxy Statement under the caption “Related Party Transactions” and the information related to director independence under the caption “Corporate Governance” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in our 2008 Proxy Statement under the caption “Fees for Services Provided by Independent Auditors” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements of Schawk, Inc. are filed as part of this report under Item 8-Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — Years Ended December 31, 2007 and 2006

Consolidated Statements of Operations — Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements — December 31, 2007

2. Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II — Valuation and qualifying accounts.

3. Exhibits

Incorporated Herein
By Reference to

3.1	Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3	By-Laws of Schawk, Inc., as amended.	Exhibit 3.2 to Form 8-K filed with the SEC December 18, 2007 (file no. 001-09335)
4.1	Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1	Lease Agreement dated as of July 1, 1987, and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2	Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3*	Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.	Appendix C to Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 001-09335)
10.4*	Form of Clarence W. Schawk Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.	Registration Statement No. 33-85152
10.4.1	Addendum to Restated Employment Agreement dated March 9, 1998 between Schawk, Inc. and Clarence W. Schawk**
10.5*	Form of David A. Schawk Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.	Registration Statement No. 33-85152
10.6	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.7*	Schawk, Inc. Retirement Trust effective January 1, 1996.	1996 10-K (File No. 001-09335)
10.8*	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.	1996 10-K (File No. 001-09335)

Incorporated Herein
By Reference to

10.9	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375
10.10*	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.	Registration Statement No. 333-68521
10.11	Note Purchase Agreement dated December 23, 2003 by and between Schawk, Inc. and Massachusetts Mutual Life Insurance Company	2003 10-K (File No. 001-09335)
10.12	Credit Agreement dated June 11, 2004 by and between Schawk Inc. and Bank One, N. A.	Form 8-K dated June 16, 2004 (File No. 001-09335)
10.13	Schawk, Inc. 2001 Equity Option Plan	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders (File No. 001-09335)
10.14	Schawk, Inc. 2003 Equity Option Plan	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001-09335)
10.15	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004 (file no. 001-09335)
10.16	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005 (file no. 001-09335)
10.17	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.18	Credit Agreement, dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc. from time to time party thereto, certain financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.4 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.19	Note Purchase and Private Shelf Agreement, dated as of January 28, 2005, among Schawk, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, and RGA Reinsurance Company.	Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.20	First Amendment to Note Purchase Agreement, dated as of January 28, 2005, among Schawk, Inc. and the institutional purchasers party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005 (file no. 001-09335)
10.21	Description of executive compensation arrangements	Form 8-K filed with the SEC on June 6, 2005 (file no. 001-09335)
10.22	Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.	Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2006
10.23	Schawk, Inc. 2006 Long-term Incentive Plan	Annex A to the Proxy Statement for the 2006 Annual Meeting filed with the SEC on April 21, 2006 (file no. 001-09335))
10.24	Description of executive equity awards	Form 8-K filed with the SEC on August 14, 2006 (file no. 001-09335)

Incorporated Herein
By Reference to

10.25	Amendment No. 1, dated February 28, 2008 to Credit Agreement dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc., certain lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.1 to Form 8-K filed with the SEC on March 5, 2008 (file no. 001-09335)
21 **	List of Subsidiaries.
23 **	Consent of Independent Registered Public Accounting Firm
31.1 **	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2 **	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensation plan or arrangement required to be filed pursuant to Item 14 (c).

**	Document filed herewith.

Schawk, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
	Restated

Balance beginning of year	$2,255	$5,940	$1,632
Acquisitions	98	5	5,846
Provision (reversal of provision)	515	(180)	(627)
Deductions(1)	(879)	(3,618)	(776)
Foreign currency adjustment	74	108	(135)

Balance end of year	$2,063	$2,255	$5,940

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 28th day of April 2008.

Schawk, Inc.

By:	/s/ David A. Schawk
David A. Schawk
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April 2008.

/s/ Clarence W. Schawk Clarence W. Schawk	Chairman of the Board and Director

/s/ David A. Schawk David A. Schawk	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ A. Alex Sarkisian, Esq. A. Alex Sarkisian, Esq.	Executive Vice President, Chief Operating Officer and Director

/s/ James J. Patterson James J. Patterson	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ John T. McEnroe, Esq. John T. McEnroe, Esq.	Director and Assistant Secretary

/s/ Leonard S. Caronia Leonard S. Caronia	Director

/s/ Judith W. McCue, Esq. Judith W. McCue, Esq.	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director

/s/ Michael G. O’Rourke Michael G. O’Rourke	Director

/s/ Stanley N. Logan Stanley N. Logan	Director