Form 10-Q
period 2008-03-31
SCHAWK INC
filed 2008-07-02
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Commission File Number 001-09335
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of June 15, 2008, was 27,135,976.

SCHAWK, INC.
FORM 10-Q QUARTERLY REPORT

March 31, 2008

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5. Other Information	33
Item 6. Exhibits	34
Signatures	35
Certification of Chief Executive Officer
Certification of Interim Chief Financial Officer
Section 906 Certifications CEO and CFO
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Schawk, Inc.
Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2008	2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$11,155	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $1,945 at March 31, 2008 and $2,063 at December 31, 2007	103,404	113,215
Inventories	27,594	21,902
Prepaid expenses and other current assets	13,131	13,524
Income tax receivable	1,469	—
Deferred income taxes	4,724	4,755

Total current assets	161,477	165,150

Property and equipment, less accumulated depreciation of $93,868 at March 31, 2008 and $89,715 at December 31, 2007	75,323	77,083
Goodwill	246,120	246,368
Intangible assets, net	40,432	41,528
Other assets	4,909	4,858

Total assets	$528,261	$534,987

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$23,346	$26,308
Accrued expenses	46,795	52,420
Income taxes payable	—	4,754
Current portion of long-term debt and capital lease obligations	3,574	4,433

Total current liabilities	73,715	87,915

Long-term debt	113,475	105,942
Other liabilities	21,139	24,547
Deferred income taxes	15,742	15,814

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,330,243 and 29,213,166 shares issued at March 31, 2008 and December 31, 2007, respectively; 27,130,958 and 27,013,482 shares outstanding at March 31, 2008 and December 31, 2007, respectively	216	216
Additional paid-in capital	184,925	184,110
Retained earnings	134,836	131,457
Accumulated comprehensive income	13,383	14,162

	333,360	329,945

Treasury stock, at cost, 2,199,285 and 2,199,684 shares of common stock at March 31, 2008 and December 31, 2007, respectively	(29,170)	(29,176)

Total stockholders’ equity	304,190	300,769

Total liabilities and stockholders’ equity	$528,261	$534,987

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In Thousands, Except Share Amounts)

	2008	2007
		(Restated)
Net sales	$126,407	$129,624
Cost of sales	83,440	84,602

Gross profit	42,967	45,022

Selling, general and administrative expenses	36,271	32,863

Operating income	6,696	12,159

Other income (expense):
Interest income	74	90
Interest expense	(1,778)	(2,398)

	(1,704)	(2,308)

Income before income taxes	4,992	9,851

Income tax provision	732	3,839

Net income	$4,260	$6,012

Earnings per share:

Basic	$0.16	$0.23
Diluted	$0.15	$0.22

Weighted average number of common and common equivalent shares outstanding:
Basic	27,053	26,607
Diluted	27,582	27,444

Dividends per common share	$0.0325	$0.0325
See accompanying notes

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Unaudited)
(In Thousands)

	2008	2007
		(Restated)
Operating activities
Net income	$4,260	$6,012
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	4,444	4,429
Amortization	1,048	776
Share-based compensation expense	274	252
Tax benefit from stock options exercised	—	(407)
Loss (gain) realized on sale of property and equipment	17	(47)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	9,580	12,949
Inventories	(5,739)	(3,763)
Prepaid expenses and other current assets	381	1,215
Trade accounts payable and accrued expenses	(11,873)	(14,871)
Income taxes refundable/payable	(6,189)	2,883

Net cash provided by (used in) operating activities	(3,797)	9,428

Investing activities
Proceeds from sales of property and equipment	7	316
Capital expenditures	(2,395)	(4,379)
Acquisitions, net of cash acquired	(970)	(577)
Other	(51)	(385)

Net cash used in investing activities	(3,409)	(5,025)

Financing activities
Net principal proceeds (payments) on debt	6,849	(7,861)
Tax benefit from stock options exercised	—	407
Common stock dividends	(875)	(867)
Issuance of common stock	541	761

Net cash provided by (used in) financing activities	6,515	(7,560)

Effect of foreign currency rate changes	92	58

Net decrease in cash and cash equivalents	(599)	(3,099)
Cash and cash equivalents beginning of period	11,754	10,177

Cash and cash equivalents end of period	$11,155	$7,078

See accompanying notes.

Schawk, Inc.
Notes to Consolidated Interim Financial Statements
(Unaudited)
(In thousands, except per share data)
NOTE 1. BASIS OF PRESENTATION AND RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The consolidated interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although management of Schawk, Inc. (the Company) believes the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been recorded. These financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2007, as filed with its 2007 annual report on Form 10-K.
Restatement reported in Form 10-K for the year ended December 31, 2007
As stated in the Company’s Form 10-K for the year ended December 31, 2007, the Company restated its 2006 and 2005 consolidated financial statements to correct accounting errors discovered subsequent to the issuance of the original financial statements and to correct errors that were discovered during the financial statement audits for the respective years but which were not recorded because they were considered at the time of the original financial statement issuance to be immaterial. In addition, the quarterly results for 2006 and the first three quarters of 2007 were restated. Accordingly, the consolidated financial statements and footnote disclosures for the three month period ended March 31, 2007, as presented in this Form 10-Q, have been restated to reflect all adjustments related to that period.
The accounting errors corrected in the restated consolidated financial statements are summarized as follows:
Computer software capitalized for sale to customers
The Company’s capitalization of internally developed software costs for sale was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“FAS No. 86”), because substantially all of the costs were incurred prior to the point at which technological feasibility was established for the computer software under development. The costs were capitalized as part of the work performed by the Company’s Digital Solutions subsidiary which develops and sells computer software. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to expense the improperly-capitalized computer software development costs, net of accumulated amortization, in the correct accounting period.
Software developed for internal use
The Company improperly capitalized costs for software developed for internal use and did not properly follow AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”). The costs capitalized in error represented internal employee labor and outside consultant fees for developing the Company’s cost accounting, job-tracking, billing and other accounting systems, which, however, did not meet the criteria for capitalization under the SOP. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to expense the amounts capitalized in error, net of accumulated amortization, in the correct accounting period.
Software revenue recognition
The Company’s computer software revenue recognition policy was not in accordance with AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The revenue recognition policy, relating to the Company’s Digital Solutions subsidiary that develops and sells computer software, incorrectly resulted in the recognition of revenue before it was earned. The Company had multiple element arrangements subject to Statement of Position No. 98-9 for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to properly record revenue, net of the related deferred expenses, in the correct accounting period.
Other revenue recognition adjustments
The Company’s policy for revenue recognition related to its graphic-services operations was, in certain cases, not in accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that revenue only be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company accrues revenue for unbilled jobs relating to its graphics design business at the end of each month. Because the Company did not maintain effective controls over this process, revenue relating to certain jobs was recognized prior to one or more of the SAB No. 104 criteria being met. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to properly reflect revenue, net of the related inventory cost, in the correct accounting period.
Reserve reversal from litigation settlements
In the first quarter of 2007, the Company reversed certain pre-acquisition liabilities from its Seven acquisition related to a business arrangement with a bankrupt customer, for which it was determined that the liabilities no longer existed. The reversal of the liabilities should have been recorded in the fourth quarter of 2006, when the impact of the settlement agreement related to the bankrupt customer was recorded. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to reflect this transaction in the proper period.
Inventory valuation adjustments
The Company reviewed its procedures and methods for valuing work-in-process inventory during 2007 and concluded that certain period costs had been incorrectly included in the calculation of the overhead rates used to value work-in-process inventory, which primarily consists of deferred payroll and overhead costs. In addition, the originally-issued consolidated financial statements included certain inventory accounting errors identified during prior year financial audits but which were not recorded at the time because they were considered to be immaterial. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to exclude non-inventoriable costs from the inventory valuation and to record inventory errors that were considered to be immaterial when the original financial statements were issued.
Other adjustments, net
In the course of restating its consolidated financial statements for 2006 and 2005, the Company has recorded in the proper periods a number of transactions that were either previously identified but considered immaterial at the time of the original financial statement issuance or that were identified during the 2007 financial audit and related to prior periods. The consolidated financial statements for the three month period ended March 31, 2007 have been restated to record these adjustments in the correct accounting period.
Income tax adjustments
The consolidated financial statements for the three month period ended March 31, 2007 have been restated to record the tax effect of the adjustments described above.

The following table sets forth a reconciliation of previously reported and restated net income:

Three Months
Ended March 31,
2007
As reported – net income	$7,187

Pre-tax adjustments:
Software capitalized for sale to customers	(390)
Software developed for internal use	(104)
Software revenue recognition	(152)
Other revenue recognition adjustments	(309)
Reserve reversal from litigation settlements	(1,751)
Inventory valuation adjustments	401
Other adjustments, net	370

Total adjustments to pretax income	(1,935)
Related tax effects of adjustments noted above	760

Total adjustments to income after taxes	(1,175)

As restated – net income	$6,012

The following table sets forth a reconciliation of previously reported and restated earnings per share for the period shown:

Three Months
Ended March 31,
2007
Basic earnings per share:
Net income per common share
As reported	$0.27
Adjustments	$(0.04)

As restated	$0.23

Diluted earnings per share:
Net income per common share
As reported	$0.26
Adjustments	$(0.04)

As restated	$0.22

The following is a summary of the effect of the restatement on the originally issued Consolidated Statement of Operations and Consolidated Statements of Cash Flows:
Consolidated Statement of Operations

	Three Months Ended
	March 31, 2007
	Previously
	Reported	Restated

Net sales	$130,884	$129,624
Cost of sales	83,526	84,602

Gross profit	47,358	45,022

Selling, general and administrative expenses	33,240	32,863

Operating income	14,118	12,159

Other income (expense):
Interest and dividend income	90	90
Interest expense	(2,423)	(2,398)

	(2,333)	(2,308)

Income before income taxes	11,785	9,851
Income tax provision	4,598	3,839

Net income	$7,187	$6,012

Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.26	$0.22

Consolidated Statements of Cash Flow

	Three Months Ended
	March 31, 2007
	Previously
	Reported	Restated

Operating activities
Net income	$7,187	$6,012
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,251	4,429
Amortization	776	776
Share-based compensation expense	252	252
Tax benefit from stock options exercised	(407)	(407)
Gain realized on sale of equipment	(47)	(47)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	11,953	12,949
Inventories	(3,287)	(3,763)
Prepaid expenses and other current assets	1,185	1,215
Trade accounts payable and accrued expenses	(15,735)	(14,871)
Income taxes refundable/payable	3,642	2,883

Net cash provided by operating activities	10,770	9,428

Investing activities
Proceeds from disposal of property and equipment	316	316
Capital expenditures	(5,695)	(4,379)
Acquisitions, net of cash acquired	(577)	(577)
Other	(411)	(385)

Net cash used in investing activities	(6,367)	(5,025)

Financing activities
Net principal payments on debt	(7,861)	(7,861)
Tax benefit from stock options exercised	407	407
Common stock dividends	(867)	(867)
Issuance of common stock	761	761

Net cash used in financing activities	(7,560)	(7,560)
Effect of foreign currency rate changes	58	58

Net decrease in cash and cash equivalents	(3,099)	(3,099)
Cash and cash equivalents beginning of period	10,177	10,177

Cash and cash equivalents end of period	$7,078	$7,078

Restatement to correct error in the financial statements for the year ended December 31, 2002
In May 2008, as part of a strategic review, the Company discovered an error in its accounting for the goodwill associated with one of its Canadian operating units, Cactus, which is a large-format print producer acquired by the Company in 1999. For purposes of goodwill testing, this operation had been incorrectly aggregated with the Company’s broader Canadian reporting unit at December 31, 2007 and 2006, and with all operating units of the Company for fiscal years 2002 through 2005. At December 31, 2007 and in previous fiscal years, however, Cactus should have been treated as a separate reporting unit because it is a dissimilar business and met the requirements of a separate reporting unit under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). Because Cactus should have been treated as a separate reporting unit, its goodwill should have been tested for impairment on a stand-alone basis.
Treating Cactus as a separate reporting unit, the Company performed a discounted cash flow analysis using historical and projected financial performance of Cactus and determined that the goodwill associated with Cactus was impaired by approximately $2,191 as of December 31, 2002. The Company performed an analysis to determine if this error was material to the current period or any individual prior period, taking into account the requirements of SEC Staff

Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. Based on this analysis, the Company concluded that the error was material to the results of operations for the year ended December 31, 2002, and would have been material to the 2008 income statement.
The Company has presented unaudited restated consolidated balance sheet information as of December 31, 2007 in this Form 10-Q for the three months ended March 31, 2008 to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3,527 as of December 31, 2007, a decrease in accumulated comprehensive income of $1,336 due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2,191 The accounting error has no effect on net income for any period after fiscal 2002.
The Company does not consider the correction of this error material to any financial statements included in its Form 10-K for the year ended December 31, 2007. As a result, the Company will present the impact of this correction in “Item 6, Selected Financial Data” and to the appropriate financial statements when it files its Form 10-K for the year ended December 31, 2008.
The following is a summary of the effect of the restatement on the December 31, 2007 Consolidated Balance Sheet:

	December 31, 2007
	Previously
	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$11,754	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $2,063	113,215	113,215
Inventories	21,902	21,902
Prepaid expenses and other	13,524	13,524
Deferred income taxes	4,755	4,755

Total current assets	165,150	165,150

Property and equipment, net	77,083	77,083
Goodwill	249,895	246,368
Intangible assets	41,528	41,528
Other assets	4,858	4,858

Total assets	$538,514	$534,987

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$26,308	$26,308
Accrued expenses	52,420	52,420
Income taxes payable	4,754	4,754
Current portion of long-term debt	4,433	4,433

Total current liabilities	87,915	87,915

Long-term debt	105,942	105,942
Other long-term liabilities	24,547	24,547
Deferred income taxes	15,814	15,814

Stockholders’ Equity:
Common stock	216	216
Additional paid-in capital	184,110	184,110
Retained earnings	133,648	131,457
Accumulated comprehensive income, net	15,498	14,162

	333,472	329,945
Treasury stock, at cost	(29,176)	(29,176)

Total stockholders’ equity	304,296	300,769

Total liabilities and stockholders’ equity	$538,514	$534,987

The restatements described above resulted in a $8,305 decrease to retained earnings and a $577 increase to accumulated comprehensive income as of January 1, 2007.
NOTE 2. INTERIM RESULTS
Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
NOTE 3. DESCRIPTION OF BUSINESS
The Company is a leading provider of brand point management services, enabling companies of all sizes to connect their brands with consumers to create deeper brand affinity. The Company provides clients, at their option, access to a fully integrated or modular set of products and services on a global or local basis. The Company has been in operation since 1953 and is incorporated under the laws of the State of Delaware. The Company presently has operations in North America (U.S., Canada and Mexico), Asia (Singapore, China, Japan and Malaysia), Europe (United Kingdom, Belgium and Spain), India and Australia.
The Company’s services include brand strategy, creative design, tactical design and adaptive design. The Company’s services also include both digital and analog image database archival management as well as 3D imaging for package design, large format printing, digital photography, workflow management consulting services, and various related outsourcing and graphics arts consulting services. The Company’s Digital Solutions subsidiary develops and sells computer software. The Company’s facilities produce conventional, electronic and desktop color separations, creative design, art production, electronic retouching, conventional and digital plate making and digital press proofs. The Company has particular expertise in preparing color images for high volume print production runs of consumer products packaging. The Company functions as a vital interface between its Fortune 1000 consumer products clients, their creative designers and their converters or printers in assuring the production of consistent, high quality packaging materials in increasingly shorter turnaround and delivery times.
NOTE 4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Raw materials	$3,669	$3,393
Work in process	24,882	19,466

	28,551	22,859
Less: LIFO reserve	(957)	(957)

	$27,594	$21,902

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2008	2007
Weighted average shares-Basic	27,053	26,607
Effect of dilutive stock options	529	837

Adjusted weighted average shares and assumed conversions-Diluted	27,582	27,444

NOTE 6. COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
		(Restated)
Net income	$4,260	$6,012
Foreign currency translation adjustments	(779)	617

Comprehensive income	$3,481	$6,629

NOTE 7. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R),“Share-Based Payments,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.
The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three month periods ended March 31, 2008 and March 31, 2007 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and using an accelerated expense attribution method. Compensation expense during the three month periods ended March 31, 2008 and March 31, 2007 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three month periods ended March 31, 2008 and 2007, using the Black-Scholes option-pricing model.

	Three Months ended March 31,
	2008	2007
Expected dividend yield	0.82%	0.71%
Expected stock price volatility	32.6%	28.24%
Risk-free interest rate range	2.98%	4.54%
Weighted-average expected life of options	6.5 years	6 years
Forfeiture rate	2.00%	2.72%
The total fair value of options and restricted stock granted during the three-month period ended March 31, 2008 was $1,719. As of March 31, 2008, there was $3,189 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2 years. Expense recognized under SFAS No. 123(R) for the three month periods ended March 31, 2008 and March 31, 2007 was $274, and $252, respectively.
NOTE 8. ACQUISITIONS
Protopak Innovations, Inc.
Effective September 1, 2007, the Company acquired 100% of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada-based Company that produces prototypes and samples used by the consumer products packaging industry as part of the marketing and sales of their products. The net assets and results of operations of Protopak are included in the Consolidated Financial Statements in the North America and Europe operating segment. The primary reason for the acquisition was to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its customers with product packaging samples reflecting its customers’ proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. The Company determined that Protopak was a leader in this business and serviced many U.S.-based multinational consumer product companies both in Canada and for clients’ U.S. offices. Many of Protopak’s clients were also clients of the Company so management of the Company believed there was a complimentary fit between the two businesses. These were the primary factors that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible for tax purposes.
The base purchase price of $12,109 consisted of $11,367 paid in cash to the seller, $588 accrued for a working capital adjustment based on the final closing date balance sheet and $154 paid for acquisition-related professional fees. The Company paid the working capital adjustment in April 2008. During the first quarter of 2008, the Company finalized the purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The final allocation resulted in an increase of $285 in the fair value assigned to fixed assets with a corresponding decrease of $285 in goodwill. In addition, in the first quarter of 2008, $18 of professional fees related to the acquisition was capitalized as additional goodwill. A summary of the final fair values assigned to the acquired assets is as follows:

Trade accounts receivable	$836
Other current assets	132
Fixed assets	765
Goodwill	7,020
Customer relationships	4,736
Non-compete agreement	379
Trade names	284
Accounts payable	(52)
Income tax payable	(84)
Deferred income taxes	(2,176)

Total cash paid at closing, net of $269 cash acquired	$11,840

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

Benchmark Marketing Services, LLC
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The net assets and results of operations of Benchmark are included in the Consolidated Financial Statements in the other operating segment. The primary reason for the acquisition was to acquire an established workforce in the Cincinnati area to complement our existing Anthem Cincinnati creative design operation. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is deductible as an operating expense for tax purposes.
The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. In addition, the Company has recorded a reserve of $666 for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. It is expected that the Benchmark facility will be vacated by September 2008.
The following table summarizes the reserve activity from December 31, 2007 through March 31, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$666	—	—	$666

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
WBK, Inc
On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. The net assets and results of operations of WBK are included in the Consolidated Financial Statements in the other operating segment. A primary reason for the acquisition of WBK, Inc. was to acquire an established design firm in Cincinnati with a track record in working with major consumer product clients. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is deductible as an operating expense for tax purposes.
The purchase price of $4,865 consisted of $4,813 paid in cash to the seller and $52 of acquisition-related professional fees. The Company recorded a purchase price allocation based upon a tangible and intangible asset fair value appraisal provided by an independent consulting firm. The purchase agreement provides for potential increases to the purchase price if certain earning thresholds are exceeded for the years 2006 through 2009. No earn-out was due for 2006 because the earning threshold was not met. The Company paid $943 in the first quarter of 2008 to the former owner of WBK for the earn-out due for the year 2007. The additional purchase price was allocated to goodwill.
Seven Worldwide Holdings, Inc.
On January 31, 2005, the Company acquired 100% of the outstanding stock of Seven Worldwide Holdings, Inc. (“Seven Worldwide”). The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520. The net assets and results of operations of Seven Worldwide are included in the Consolidated Financial Statements primarily in the North America and Europe operating segment. A primary reason for the acquisition was to acquire a graphic services company with an established, knowledgeable work force in the retail, advertising and pharmaceutical markets. Seven Worldwide Holdings, Inc. also had an established work force and presence in the United Kingdom and Australia with consumer packaging companies, and the Company was seeking to expand its presence in these regions. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.

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
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $3,513 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2008.
The following table summarizes the reserve activity from December 31, 2007 through March 31, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Employee severance	$70	$—	$—	$70
Facility closure cost	3,851	(109)	(299)	3,443

Total	$3,921	$(109)	$(299)	$3,513

Weir Holdings Limited
On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir Holdings, which operates under the trade name “Winnetts”, is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets. The net assets and results of operations of Winnetts are included in the Consolidated Financial Statements in the North America and Europe operating segment. The primary reason for this acquisition was to expand the Company’s graphic services offering into Europe. Weir Holdings was an established graphic services company with a knowledgeable work force and was the first graphic services acquisition in Europe by the Company. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The remaining reserve balance of $322 is included in accrued expenses and other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2008.

The following table summarizes the reserve activity from December 31, 2007 through March 31, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Employee severance	$—	$—	$—	$—
Facility closure cost	409	(79)	(8)	322

Total	$409	$(79)	$(8)	$322

Other acquisitions
During the three month period ended March 31, 2007 the Company paid $577 to the former owners of a company acquired in 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements and was allocated to goodwill.
NOTE 9. DEBT
The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. On March 31, 2008, $44,190 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.
On February 28, 2008, the Company entered into an amendment of its revolving credit agreement, which amended certain covenants of the credit agreement to allow the Company to increase its restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000.
The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50,000, is included in Long-term debt on the March 31, 2008 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $12,857, bears interest at 4.90% and is payable in annual installments of $2,143 from 2008 to 2013. The second note under this agreement, in the amount of $10,000, bears interest at 4.98% and is payable in annual installments of $1,429 from 2008 to 2014. The total of these notes, $22,857, is included in the Company’s March 31, 2008 financial statements as follows: $3,572 is included in Current portion of long-term debt and capital lease obligations, and $19,285, is included in Long-term debt. The notes issued under both these agreements are unsecured.
The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of March 31, 2008.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for its goodwill assets using SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Company’s goodwill assets are not amortized throughout the period, but are subject to an annual impairment test. The Company’s intangible assets not subject to amortization consist entirely of goodwill. The changes in the carrying amount of goodwill during the period ended March 31, 2008 were as follows:

	North America/	Other operating
	Europe segment	segment	Total

Balance at December 31, 2007 (Restated)	$222,202	$24,166	$246,368
Additional purchase accounting adjustments	(267)	952	685
Adjustments to exit reserves	(188)	—	(188)
Adjustments to exit reserve present value	78	—	78
Foreign currency translation	(709)	(114)	(823)

Balance at March 31, 2008	$221,116	$25,004	$246,120

The Company’s intangible assets subject to amortization are as follows:

		March 31, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	15.0 years	$48,739	$(9,869)	$38,870
Digital images	5.0 years	935	(539)	396
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.3 years	1,190	(767)	423
Patents	20.0 years	84	(84)	—
Trade names	2.2 years	649	(400)	249
Contract acquisition cost	3.0 years	935	(441)	494

	14.1 years	$53,244	$(12,812)	$40,432

		December 31, 2007
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net
		(Restated)	(Restated)
Customer relationships	15.0 years	$48,767	$(9,058)	$39,709
Digital images	5.0 years	935	(493)	442
Developed technologies	3.0 years	712	(687)	25
Non-compete agreements	3.4 years	1,201	(717)	484
Patents	20.0 years	84	(84)	—
Trade names	2.2 years	658	(361)	297
Contract acquisition cost	3.0 years	935	(364)	571

	14.1 years	$53,292	$(11,764)	$41,528

Intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been our experience that customers are reluctant to change suppliers. Amortization expense related to the intangible assets was $1,048 and, $776 for the three month periods ended March 31, 2008 and March 31, 2007 respectively. Amortization expense for each of the next five years beginning April 1, 2008 is expected to be approximately $4,111 for fiscal year 2009, $3,922 for 2010, $3,334 for 2011, $3,116 for 2012 and $3,102 for 2013.

NOTE 11. INCOME TAXES
The Company has unrecognized tax benefits of $8,392 and $13,597 at March 31, 2008 and December 31, 2007, respectively. During the quarter ended March 2008, the Company made a deposit of $6,000 in anticipation of settlement of the 1996 to October 2003 IRS audit of the Seven Group returns. See Note 13 – Contingencies for further discussion. The Company received a letter from the IRS, dated May 21, 2008, indicating that the Joint Committee on Taxation has completed its review and taken no exception to the conclusions reached by the IRS. The Company expects that by the end of the third quarter, a full settlement of any incremental liability in excess of the $6,000 deposit for these years will be completed and such amount will not exceed the tax liability already recorded. In addition the Company recorded a current income tax provision benefit of $1,390 related to a statute of limitations closure for its UK affiliate and current income tax provision expense of $149 related to additional interest on unrecognized tax benefits for the first quarter 2008.
The IRS concluded an examination of the former Seven Consolidated Group for 2004 under a separate audit cycle and the Company received a letter, dated May 2, 2008 indicating no changes to reported tax for 2004. With this audit closure, the pre-acquisition income tax years for Seven will be closed through 2004. The federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2003. Schawk, Inc. and subsidiaries is currently under examination for years 2005 and 2006.
Income tax expense for the first quarter of 2008 was at an effective tax rate of 14.7 percent compared to an effective tax rate in the first quarter of 2007 of 39.0 percent. The decrease in the effective tax rate was due primarily to the release of FIN48 reserves in the first quarter of 2008 that were no longer needed due to statute closures.
NOTE 12. SEGMENT AND GEOGRAPHIC REPORTING
The Company organizes and manages its operations primarily by geographic area and measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the segments are the same as those used to prepare the consolidated financial statements. The Company aggregates its operations in the United States, Canada (excluding Cactus, its large-format print operation) and Europe into one reportable operating segment (North America/Europe) since they have similar economic characteristics. The Company’s other operations in Asia and Australia, its creative design operation (Anthem), its Cactus operation, and its Digital Solutions business are grouped together into one reportable segment (Other operating segment) for purposes of disclosing segment information as they do not meet any of the quantitative thresholds for separate disclosure in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Anthem has creative design operations in the United States, Canada, Europe and Asia and the Digital Solutions business has operations in the United States and Europe. Segment information relating to results of operations was as follows:

	Three Months Ended March 31,
	2008	2007
		(Restated)
Sales to External Customers:
North America and Europe	$110,509	$115,807
Other operating segments	15,898	13,817

Total	$126,407	$129,624

Operating Income(loss):
North America and Europe	$15,873	$16,989
Other operating segments	(2,039)	254
Corporate and other business activities	(7,138)	(5,084)

Operating income	6,696	12,159

Interest expense-net	(1,704)	(2,308)

Income before income taxes	$4,992	$9,851

NOTE 13. CONTINGENCIES
Kohlberg & Company Indemnity
The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that as a result, such funds should not be released but rather paid out to Schawk, Inc. Kohlberg has denied that it has any indemnity obligations to the Company. At March 31, 2008, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. The Company believes it is entitled to indemnification for both amounts under the terms of the stock purchase agreement and that recoverability is likely.
NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non controlling interests in the acquired business. SFAS 141(R) changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of SFAS 141(R) will have an impact on our results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.
SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. Certain of the Company’s acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008, reductions of valuation allowances would reduce the income tax provision as opposed to goodwill.
SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008 and early adoption is not permitted. We will adopt SFAS No. 141(R) as of January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.
On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to measure any financial assets or financial liabilities at fair value.
On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the statement but its adoption is not expected to have a material impact on its consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act.) The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; loss of key management and operational personnel; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of any additional control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the ability of the Company to implement its growth strategy, including its ability to implement its market repositioning plans; the stability of state, federal and foreign tax laws; the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry; the stability of political conditions in other countries in which the Company has production service capabilities; terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
EXECUTIVE-LEVEL OVERVIEW
Net sales decreased to $126 million in the first quarter of 2008 from $130 million in the first quarter of 2007. The earnings per share was $0.15 per fully diluted share in the first quarter of 2008 as compared to $0.22 earnings per fully diluted share in the first quarter of 2007. During the quarter the Company experienced a slowdown in business as compared to the first quarter of 2007. The softness was particularly evident in our domestic business in the United States, which represents more than two-thirds of our business. Sales also were negatively impacted during the quarter by $3.5 million due to the previously disclosed loss of a significant retail account in the first quarter of 2007. Our Canadian operations had a strong sales quarter; however, sales from our European and Asian operations were down slightly compared to the prior year first quarter. Our creative design group (Anthem) also had a strong sales quarter as two acquisitions contributed to strong revenue gains as compared to the prior year first quarter.

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
As a result of our recent acquisitions, we have increased the percentage of our revenue derived from providing graphics services to our advertising and retail clients and added to our service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services.
In the first three months of 2008, approximately 9% of our total revenues came from our largest single client. While we seek to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to client’s purchasing patterns. Any termination of or significant reduction in our business relationship with any of our principal clients could have a material adverse effect on our business, financial condition and results of operations.
Cost reduction actions
On or about June 23, 2008, the Company committed to accelerate and expand certain ongoing cost reduction actions that began during the second quarter of 2008. These actions are expected to result in future savings to the Company primarily through reductions in personnel and more efficient use of operating space. The Company currently estimates that it will incur charges in the last three quarters of 2008 of between $7.0 million and $8.5 million, of which $4.0 million to $5.0 million are expected to be comprised of severance and related costs and $3.0 million to $3.5 million are expected to be comprised of lease termination costs and asset write-downs. Non-cash charges are expected to comprise $0.4 million of the total charges. The Company currently estimates that these actions will make it possible to reduce operating expenses by between $4.0 million and $5.0 million during the second half of 2008 and between $12.0 million and $13.0 million annually in 2009 and thereafter.

Goodwill impairment and restatement of previously issued financial statements
In May 2008, as part of a strategic review, the Company discovered an error in its accounting for the goodwill associated with one of its Canadian operating units, Cactus, which is a large-format print producer acquired by the Company in 1999. For purposes of goodwill testing, this operation had been incorrectly aggregated with the Company’s broader Canadian reporting unit at December 31, 2007 and 2006, and with all operating units of the Company for fiscal years 2002 through 2005. At December 31, 2007 and in previous fiscal years, however, Cactus should have been treated as a separate reporting unit because it is a dissimilar business and met the requirements of a separate reporting unit under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). Because Cactus should have been treated as a separate reporting unit, its goodwill should have been tested for impairment on a stand-alone basis.
Treating Cactus as a separate reporting unit, the Company performed a discounted cash flow analysis using historical and projected financial performance of Cactus and determined that the goodwill associated with Cactus was impaired by approximately $2.2 million as of December 31, 2002. The Company performed an analysis to determine if this error was material to the current period or any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. Based on this analysis, the Company concluded that the error was material to the results of operations for the year ended December 31, 2002 and would have been material to the 2008 income statement.
The Company has presented unaudited restated consolidated balance sheet information as of December 31, 2007 in this Form 10-Q for the three months ended March 31, 2008 to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3.5 million as of December 31, 2007, a decrease in accumulated comprehensive income of $1.3 million due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2.2 million. The accounting error has no effect on net income for any period after fiscal 2002.
The Company does not consider the correction of this error material to any financial statements included in its Form 10-K for the year ended December 31, 2007. As a result, the Company will present the impact of this correction in “Item 6, Selected Financial Data” and to the appropriate financial statements when it files its Form 10-K for the year ended December 31, 2008.
The Company has previously disclosed and identified in prior period reports the existence of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007 in the areas of revenue recognition, software development cost capitalization, income taxes and entity level controls. The Company considers the failure to treat Cactus as a separate reporting unit under FAS No. 142 and to timely identify and reflect the goodwill impairment for Cactus as of December 31, 2002 as evidence of continued weakness in its control environment. As previously disclosed, the Company remains focused on improving its internal controls and is working toward remedying identified internal control weaknesses throughout 2008.
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
Accounts Receivable. Our clients are primarily consumer product manufacturers, converters and advertising agencies; retailers, both grocery and non-grocery and entertainment companies, none of which individually represents more than 9% of total revenue. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on our historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $1,945 was established at March 31, 2008, compared to an allowance of $2,063 at December 31, 2007. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. A 10% to 20% increase in the Company’s write-off experience would result in an approximate $85 to $170 increase in bad debt expense for a given period, based upon the Company’s methodology for calculating the allowance for doubtful accounts.
Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the consumer packaging industry and/or a loss of a major customer or several customers, a significant decrease in the market value of an asset, a significant adverse change in the manner in which an asset is used or an adverse change in the physical condition of an asset. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.
The Company did not recognize any material impairment charges of long lived assets during the period ended March 31, 2008.
Goodwill and Other Acquired Intangible Assets. We have made acquisitions in the past that included a significant amount of goodwill, customer relationships and to a lesser extent other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Customer relationships and other intangible assets are amortized over their useful lives and are tested for impairment when events and circumstances indicate that an impairment condition may exist. Events that may indicate potential impairment include a loss of or a significant decrease in volume from a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. When a potential impairment condition has been identified, an impairment test of the intangible asset is performed, based on the estimated future undiscounted cash flows.
We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis. Goodwill is allocated to the reporting unit that benefits from the synergies arising from each business acquired. The impairment test performed by the Company is based on an estimate of the fair value of the Company’s reporting units. This fair value is calculated using a discounted cash flow of earnings model. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s common stock could result in an impairment charge. The Company determined that no adjustment to goodwill was necessary when we performed our annual impairment testing in 2007. However, in May 2008, the Company determined that an error had occurred in its December 31, 2007 and previous years goodwill impairment test related to one of its Canadian operating units, Cactus, which required an adjustment to goodwill. See discussion above in “Goodwill impairment and restatement of previously issued financial statements” section for more information.
The Company did not identify any other changes in circumstances that would indicate an impairment condition existed at March 31, 2008.
Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for

Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. See Note 11 to the Consolidated Financial Statements for further discussion. The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income rules limiting the availability of the losses to offset future taxable income.
Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve-month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. See Note 8 to the Consolidated Financial Statements for further discussion. At March 31, 2008 and December 31, 2007, the Company had exit reserves of approximately $4,501 and $4,996, respectively, that were included in Accrued expenses and Other non current liabilities on the Consolidated Balance Sheet, for exit activities completed primarily in 2005 and early 2006 for facility closure costs. The Company does not anticipate a significant increase or decrease in these reserves, as we do not anticipate a material change to the assumptions used with respect to the facility closure costs.

Results of operations
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.
Schawk, Inc.
Comparative Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
Unaudited
(in thousands)

			$	%
	2008	2007	Change	Change
		(Restated)
Net sales	$126,407	$129,624	$(3,217)	(2.5%)

Cost of sales	83,440	84,602	(1,162)	(1.4%)

Gross profit	42,967	45,022	(2,055)	(4.6%)

Gross profit percentage	34.0%	34.7%

Selling, general and administrative expenses	36,271	32,863	3,408	10.4%

Operating income	6,696	12,159	(5,463)	(44.9%)
Operating income percentage	5.3%	9.4%

Other income (expense):
Interest income	74	90	(16)	(17.8%)
Interest expense	(1,778)	(2,398)	620	(25.9%)

	(1,704)	(2,308)	604	(26.2%)

Income before income taxes	4,992	9,851	(4,859)	(49.3%)

Income tax provision	732	3,839	(3,107)	(80.9%)

Effective income tax rate	14.7%	39.0%

Net income	$4,260	$6,012	$(1,752)	(29.1%)

Three months ended March 31, 2008 compared to three months ended March 31, 2007
Net sales in the first quarter of 2008 were $126.4 million compared to $129.6 million in the same period of last year, a reduction of $3.2 million, or 2.5 percent. Acquisitions completed since March 31, 2007 contributed $3.6 million of revenue in the first quarter of 2008. Total revenues would have declined 5.3 percent without the revenue from these acquisitions. The quarter-over-quarter decline in sales was the result of lower sales in North America and Europe, which declined by $5.3 million, or 4.6 percent. Partially offsetting the overall sales decline in the quarter was increased sales in Schawk’s Other reportable segment, which were driven by strong sales at Anthem, the Company’s creative design group, including two acquisitions which contributed to revenue gains in the current quarter.
In the 2008 first quarter, consumer products packaging accounts revenue, which represents approximately two-thirds of the Company’s total revenue, improved 0.6 percent, advertising and retail accounts revenue decreased 6.2 percent, and entertainment accounts revenue decreased 12.0 percent as compared to the first quarter of 2007. Comparing the first quarter of 2008 to the same period in 2007, the slight improvement in consumer products packaging accounts revenue reflects sluggishness in the U.S. economy partially offset by strong Canadian revenue, including the impact of an acquisition, and improved European revenues. Advertising and retail accounts revenue was adversely affected by the loss of a retail account during the first quarter of 2007 as previously disclosed and by reduced European revenues, offset by new business from existing customers in the U.S. and stronger Canadian business. Advertising and retail accounts revenue would have increased 3.1 percent excluding the effect of the lost account. The decline in entertainment accounts revenue primarily resulted from lower spending from these customers.
Gross profit was 34.0 percent in the first quarter of 2008, a decline from 34.7 percent in the first quarter of 2007. The decrease in gross profit is partly attributable to the decrease in sales volume, as a significant portion of the expenses associated with cost of sales is fixed and does not decrease proportionately with a decline in sales.

Operating income decreased to $6.7 million in the first quarter of 2008 from $12.2 million in the first quarter of 2007. First-quarter 2008 operating income percentage was 5.3 percent compared to 9.4 percent in the 2007 first quarter. The decrease in operating income in the first quarter of 2008 compared to the first quarter of 2007 is the result of lower sales volume, since the majority of selling, general and administrative expenses is relatively fixed in nature and does not fluctuate with sales volume, and a $1.8 million increase in professional fees, which included audit fees and other costs related to Schawk’s restatement, internal controls remediation and related matters, professional fees for due diligence related to a potential acquisition that was not consummated, and consulting fees related to the Company’s re-branding initiative. Additionally, there was an increase of $1.4 million in selling, general and administrative expenses associated with acquisitions that occurred in 2007.
Interest expense in the first quarter of 2008 was $1.8 million compared to $2.4 million in the first quarter of 2007 as a result of a decrease in outstanding debt of $18.0 million and a reduction in average interest rates as compared to the first quarter of 2007. Outstanding debt rose by $6.7 million at quarter end, compared to outstanding debt at December 31, 2007, due to working capital requirements, driven in part by a $6.0 million income tax payment related to pre-acquisition tax obligations of the Seven Worldwide Group, which was acquired by the Company in 2005.
Income tax expense for the first quarter of 2008 was at an effective rate of 14.7 percent compared to an effective tax rate of 39.0 percent in the first quarter of 2007. The decrease in the effective tax rate was primarily a result of a release of a FIN48 tax reserve of $1.4 million related to a statute of limitation closure.
Liquidity and capital resources
As of March 31, 2008, the Company had $11.2 million in consolidated cash and cash equivalents, compared to $11.8 million at
December 31, 2007. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.
Cash provided by (used in) operating activities. Cash used in operations was $3.8 million in the first three months of 2008 compared to cash provided from operations of $9.4 million in the first three months of 2007. The decrease in net cash provided by operating activities was partly due to a decrease in cash flow from operations for the first three months of 2008 compared to the first three months of 2007 and partly due to an unfavorable change in working capital accounts during the 2008 period. The working capital change included a decrease in income taxes payable due to a $6.0 million payment made in the first quarter of 2008 in anticipation of the settlement of an IRS audit from prior years. Depreciation and amortization expense in the first three months of 2008 was $4.4 million and $1.0 million, respectively, as compared to $4.4 million and $0.8 million, respectively, in the first three months of the prior year.
Cash used in investing activities. Cash used in investing activities was $3.4 million for the three months ended March 31, 2008 compared to $5.0 million of cash used in investing activities during the comparable 2007 period. Capital expenditures were $2.4 million in the first three months of 2008 compared to $4.4 million in the first three months of 2007.
Cash provided by (used in) financing activities. Cash provided by financing activities in the first three months of 2008 was $6.5 million compared to $7.6 million of cash used in financing activities during the first three months of 2007. The cash provided by financing activities in the 2008 period reflects $6.8 million of proceeds from the revolving credit agreement, used to fund working capital requirements. The cash used in financing activities during the 2007 period includes $7.9 million of revolving credit repayment, using cash generated from operations.
Dividends and share repurchases. Dividend payments on common stock were $0.9 million for both three-month periods ended
March 31, 2008 and 2007. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2008. The Company has a general authorization from its Board of Directors to repurchase up to $2.0 million of its common shares annually. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program to allow for the repurchase of up to two million shares. The Company amended its credit facility to allow for a greater number of shares to be repurchased by revising the restricted payments covenant under its credit facility to increase the limit to $45 million annually from $15 million annually. No shares were purchased pursuant to this authorization during the first three months of 2008 or 2007.
Revolving credit agreement and other indebtedness. The Company borrows under a credit agreement with JPMorgan Chase Bank, N.A, which provides for a five year unsecured revolving credit facility of $115.0 million, expandable to

$125.0 million, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At March 31, 2008, $44.2 million was outstanding under the agreement and is included in Long-term debt on the March 31, 2008 Consolidated Balance Sheet. Approximately $70.8 million was available under the credit facility at March 31, 2008, without regard to the facility’s accordion feature. The Company also has borrowings under a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81%. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99% and 5.17%, respectively. The total of these notes, $50.0 million, is included in Long-term debt on the March 31, 2008 Consolidated Balance Sheet.
On February 28, 2008, the Company entered into an amendment of its revolving credit agreement, which amended certain covenants of the credit agreement to allow the Company to increase its restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15.0 million to $45.0 million annually, increased the Company’s allowable maximum acquisition amount from $50.0 million to $75.0 million annually and increased the Company’s permitted foreign subsidiary investment amount from $60.0 million to $120.0 million.
The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, in the amount of $12.9 million, bears interest at 4.90% and is payable in annual installments of $2.1 million from 2008 to 2013. The second note under this agreement, in the amount of $10.0 million, bears interest at 4.98% and is payable in annual installments of $1.4 million from 2008 to 2014. The total of these notes, $22.9 million is included in the Company’s March 31, 2008 financial statements as follows: $3.6 million is included in Current portion of long-term debt and capital lease obligations; $19.3 million is included in Long-term debt. The notes issued under both these agreements are unsecured.
Long-term debt increased to $113.5 million at March 31, 2008 from $105.9 million at December 31, 2007, primarily due to working capital requirements. Management believes that the level of working capital is adequate for our liquidity needs related to normal operations both currently and in the foreseeable future, and that we have sufficient resources to support our growth, either through currently available cash and cash generated from future operations, or pursuant to our revolving credit facility.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non controlling interests in the acquired business. SFAS 141(R) changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of SFAS 141(R) will have an impact on our results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.
On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to measure any financial assets or financial liabilities at fair value.
On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the statement but its adoption is not expected to have a material impact on its consolidated financial statements.
Impact of inflation
We believe that over the past three years inflation has not had a significant impact on our results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A discussion regarding market risk is disclosed in the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as of the end of the period covered by this report. Based upon the material weaknesses in our internal controls identified and discussed in our Form 10-K for the fiscal year ended December 31, 2007, and as further discussed below, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.
Material Weaknesses
A material weakness is a deficiency or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As reported in the Company’s Form 10-K for the year ended December 31, 2007, management has identified the following material weaknesses in internal control over financial reporting:
Revenue Recognition
The Company determined that it had a deficiency in internal control over revenue recognition. In the fourth quarter of 2007, the Company put processes in place to improve its compliance with the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”); however, as of December 31, 2007 and March 31, 2008, the Company had not established effective controls over revenue recognition. Specifically, we had not designed effective controls to ensure that all criteria of revenue recognition are met prior to invoicing. We also had not designed an effective control over the process to accurately record amounts related to earned but unbilled revenue at period end.
In addition, in conjunction with management’s efforts to appropriately recognize software and services revenue, management identified material weaknesses in the internal controls over software revenue recognition. Specifically, the Company had multiple element arrangements subject to AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements.
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
Software developed for internal use. Management also concluded that the Company had a material weakness in internal controls related to the accounting for costs pertaining to internal use software. On certain software development projects, information required in employee time reports was not consistently maintained, and required project documentation, in particular formal project plans, and commencement and completion dates of project phases was not prepared and monitored. In addition, certain external costs were improperly capitalized. As a result, the Company capitalized amounts in error and did not properly follow the provisions of AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.
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
Entity-level controls
Due to the nature and number of material weaknesses identified above, as well as the necessity to restate prior period financial statements, we concluded that our entity-level controls were not effective in the areas of control environment, risk assessment and control activities (e.g. review of journal entries). In particular, in certain areas the level of accounting knowledge, experience and training was not sufficient to properly control the accounting for revenue (including software revenue and costs), software development cost capitalization, and income taxes and a more appropriate tone with respect to the importance of accounting and control awareness needed to be established. The Company considers the failure to treat its Cactus business as a separate reporting unit under FAS No. 142 and to timely identify and reflect the goodwill impairment for Cactus as of December 31, 2002 as evidence of continued weakness in its control environment.
Remediation of Material Weaknesses
In an effort to remediate the identified material weaknesses and other deficiencies, we have initiated and have taken certain actions, and are committed to taking further action, as discussed below:
Revenue recognition. In January 2008 we instituted a worldwide training program and a monthly test of documentation per location to train employees on proper revenue recognition in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition” and emphasize the need for maintaining adequate documentation. This is an initial step to be followed up with a thorough review and evaluation of the process around revenue recognition with the objective being the design of effective controls to make sure the criteria for revenue recognition have been met prior to invoicing or recognizing unbilled revenue. After these controls over revenue recognition have been designed and implemented, we will conduct formal revenue recognition training sessions for key accounting and operating personnel. The enhanced testing of internal control over revenue has been included in the Company’s internal audit program for 2008.
With respect to software revenue recognition, we have conducted training for the accounting personnel responsible for the software revenue accounting on the principles of AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” and have added detailed accounts to the general ledger to improve the accounting for deferred revenues and costs. The Audit Committee of the board of directors has also directed internal audit to add testing of software revenue recognition to their audit program for 2008.
Accounting for Internal Use software costs. With respect to software developed for internal use, in the fourth quarter of 2007 we instituted a more comprehensive timekeeping system to better document and monitor activities of both internal personnel and external contractors that work on software for internal use. Our plan to remediate this weakness will include: developing controls to ensure that project plans clearly delineate activities relating to planning, application development and post implementation/support and that minor upgrades and enhancements are expensed as incurred and educating employees with respect to the requirements of AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company is currently considering whether additional accounting staff is required to improve the accounting for internally developed software. The Audit Committee of the board of directors has also directed internal audit to add testing of software capitalization to their audit program for 2008.
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

Entity-level controls. We continue to develop a process to emphasize at all levels of our organization the importance of internal controls. We are seeking to institutionalize a stronger commitment to internal controls and to verify that all process owners are involved with the performance of internal controls. We expect to provide training, as appropriate, to process owners on the appropriate requirements to document and perform internal control procedures. We plan to implement additional formal policies and procedures over performance and formalized review of our internal controls and significant accounting procedures and to hire additional accounting personnel as necessary with the requisite areas of expertise to ensure proper accounting and reporting. Interim financial management has been hired to direct the remediation efforts on all material weaknesses and we have selected an accounting firm to help design and implement new controls under the supervision of management and the Audit Committee of the Board of Directors. In addition, personnel have been added to monitor corporate and operations results and internal control.
The following actions, under the supervision of the Audit Committee of the Board of Directors and the Company’s management, have been implemented since the Company filed its 2007 Form 10-K:
1)	The Company has augmented its quarterly financial procedures to allow for more substantive review of financial results before the release of quarterly earnings and the filing of the quarterly reports on Form 10-Q.

2)	The Company has added resources to support the additional review procedures and to support remediation activities.

3)	The Company has commenced a project to identify remediation action plans to effectively resolve its material weaknesses and other Sarbanes-Oxley compliance issues.
Change in Internal Control over Financial Reporting
Except as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). In addition to the information contained in this report and in other reports that we file with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock, as well as the following risk factors, which update the information contained in the Risk Factors included in our 2007 Form 10-K.
If we fail to maintain an effective system of disclosure and internal controls or rectify identified material weaknesses in our internal controls, we may not be able to accurately report our financial results.
The Company reported certain material weaknesses in internal control in connection with its assessment of the effectiveness of its internal controls as of December 31, 2007. As a result of accounting errors previously identified, the Company restated its 2005 and 2006 financial statements in its Form 10-K for the year ended December 31, 2007. Since the filing of its Form 10-K for the year ended December 31, 2007, as disclosed in this report, the Company concluded that a material charge for impairment of goodwill associated with Cactus, one of the Company’s Canadian operating units, should have been recorded as of December 31, 2002. If we fail to properly rectify our material weaknesses in internal controls and, once rectified, fail to maintain the effectiveness of our internal controls, our operating results could be harmed and could result in further material misstatements in our financial statements. Continued inferior controls and procedures or the identification of additional accounting errors could cause our investors to lose confidence in our internal controls and in our reported financial information, which could have a negative impact on the trading price of our stock, and subjects us to increased regulatory scrutiny and a higher risk of stockholder litigation. Additionally, we have incurred increased costs and may incur substantial increased costs in the future in connection with our restatements and our remediation of our internal control weaknesses. There can be no assurances that we will not discover additional instances of significant deficiencies or material weaknesses in our internal controls and operations, which could have a further adverse effect on our financial results.
We may not realize expected benefits from our cost reduction initiatives.
In order to improve the efficiency of our operations, we are presently engaged in certain cost reduction activities, including workforce reductions and work site realignment, and have plans to continue these actions throughout 2008 in order to achieve certain cost savings and to strategically realign our resources. We cannot assure you that we will realize the expected cost savings or improve our operating performance as a result of our current and future cost reduction activities. We also cannot assure you that our cost reduction activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. Further, as a result of our cost reduction activities, we may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in our markets and in the level of demand for our services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the current general authorization allows the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program to allow for the repurchase of up to two million shares. As of March 31, 2008, the Company had not purchased any shares of its common stock pursuant to this authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the three months ended March 31, 2008. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
ITEM 5. OTHER INFORMATION
The information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cost Reduction Actions” in this Form 10-Q is incorporated herein by reference.

ITEM 6. EXHIBITS
A. Exhibits

EXHIBIT #	DESCRIPTION

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Amendment No. 1, dated February 28, 2008, to Credit Agreement dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc., certain lenders, and JPMorgan Chase Bank, N.A., as agent (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 5, 2008).

10.2	Separation Agreement and General Release dated May 31, 2008 between Jim Patterson and Schawk USA Inc. and its affiliates (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 5, 2008).

10.3	1991 Outside Directors’ Formula Stock Option Plan (as amended) *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July 2008.

Schawk, Inc.
(Registrant)

/s/ David A. Schawk
President, Chief Executive Officer and Director

/s/ Timothy J. Cunningham
Interim Chief Financial Officer and Chief Accounting Officer