Form 10-Q
period 2008-06-30
SCHAWK INC
filed 2008-08-18
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission File Number 001-09335
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2008, was 27,153,823.

SCHAWK, INC.
FORM 10-Q QUARTERLY REPORT
TABLE OF CONTENTS
June 30, 2008

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Schawk, Inc.
Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2008	2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$11,956	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $1,894 at June 30, 2008 and $2,063 at December 31, 2007	104,487	113,215
Inventories	25,814	21,902
Prepaid expenses and other current assets	12,379	13,524
Income tax receivable	2,229	—
Deferred income taxes	4,723	4,755

Total current assets	161,588	165,150

Property and equipment, less accumulated depreciation of $98,109 at June 30, 2008 and $89,715 at December 31, 2007	71,242	77,083
Goodwill	246,684	246,368
Intangible assets, net	39,533	41,528
Other assets	5,503	4,858

Total assets	$524,550	$534,987

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$21,480	$26,308
Accrued expenses	52,339	52,420
Income taxes payable	—	4,754
Current portion of long-term debt and capital lease obligations	3,575	4,433

Total current liabilities	77,394	87,915

Long-term debt	104,224	105,942
Other liabilities	20,667	24,547
Deferred income taxes	17,221	15,814

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,352,581 and 29,213,166 shares issued at June 30, 2008 and December 31, 2007, respectively; 27,153,808 and 27,013,482 shares outstanding at June 30, 2008 and December 31, 2007, respectively	217	216
Additional paid-in capital	185,537	184,110
Retained earnings	134,725	131,457
Accumulated comprehensive income	13,728	14,162

	334,207	329,945

Treasury stock, at cost, 2,198,773 and 2,199,684 shares of common stock at June 30, 2008 and December 31, 2007, respectively	(29,163)	(29,176)

Total stockholders’ equity	305,044	300,769

Total liabilities and stockholders’ equity	$524,550	$534,987

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net sales	$133,436	$142,740	$259,843	$272,364
Cost of sales	86,650	91,337	170,090	175,939

Gross profit	46,786	51,403	89,753	96,425

Selling, general and administrative expenses	36,104	32,909	72,375	65,772
Acquisition integration and restructuring expenses	3,174	—	3,174	—
Impairment of long-lived assets	2,184	—	2,184	—

Operating income	5,324	18,494	12,020	30,653

Other income (expense):
Interest income	64	—	138	90
Interest expense	(1,696)	(2,382)	(3,474)	(4,780)

	(1,632)	(2,382)	(3,336)	(4,690)

Income before income taxes	3,692	16,112	8,684	25,963

Income tax provision	2,916	6,170	3,648	10,009

Net income	$776	$9,942	$5,036	$15,954

Earnings per share:
Basic	$0.03	$0.37	$0.19	$0.60
Diluted	$0.03	$0.36	$0.18	$0.58

Weighted average number of common and common equivalent shares outstanding:
Basic	27,134	26,793	27,093	26,700
Diluted	27,705	27,656	27,645	27,544

Dividends per common share	$0.0325	$0.0325	$0.065	$0.065
See accompanying notes

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)
(In Thousands)

	2008	2007
		(Restated)
Operating activities
Net income	$5,036	$15,954
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	8,851	8,816
Amortization	2,067	1,682
Impairment of long-lived assets	2,184	—
Non cash restructuring charge	589	—
Share-based compensation expense	556	562
Tax benefit from stock options exercised	(42)	(407)
Loss (gain) realized on sale of property and equipment	95	(1,169)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	8,808	4,915
Inventories	(3,893)	(742)
Prepaid expenses and other current assets	1,028	(2,783)
Trade accounts payable, accrued expenses and other liabilities	(8,843)	(9,901)
Income taxes	(4,882)	4,597

Net cash provided by operating activities	11,554	21,524

Investing activities
Proceeds from sales of property and equipment	3	2,585
Capital expenditures	(5,441)	(7,821)
Acquisitions, net of cash acquired	(2,029)	(5,789)
Other, net	(539)	(103)

Net cash used in investing activities	(8,006)	(11,128)

Financing activities
Net principal payments on debt	(2,451)	(13,077)
Tax benefit from stock options exercised	42	407
Common stock dividends	(1,755)	(1,745)
Purchase of common stock	—	(42)
Issuance of common stock	873	2,818

Net cash used in financing activities	(3,291)	(11,639)

Effect of foreign currency rate changes	(55)	280

Net increase (decrease) in cash and cash equivalents	202	(963)
Cash and cash equivalents beginning of period	11,754	10,177

Cash and cash equivalents end of period	$11,956	$9,214

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
Restatement reported in Form 10-K for the year ended December 31, 2007
As stated in the Company’s Form 10-K for the year ended December 31, 2007, the Company restated its 2006 and 2005 consolidated financial statements to correct accounting errors discovered subsequent to the issuance of the original financial statements and to correct errors that were discovered during the financial statement audits for the respective years but which were not recorded because they were considered at the time of the original financial statement issuance to be immaterial. In addition, the quarterly results for 2006 and the first three quarters of 2007 were restated. Accordingly, the consolidated financial statements and footnote disclosures for the three and six month periods ended June 30, 2007, as presented in this Form 10-Q, have been restated to reflect all adjustments related to that period.
The accounting errors corrected in the restated consolidated financial statements are summarized as follows:
Computer software capitalized for sale to customers
The Company’s capitalization of internally developed software costs for sale was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ” (“FAS No. 86”), because substantially all of the costs were incurred prior to the point at which technological feasibility was established for the computer software under development. The costs were capitalized as part of the work performed by the Company’s Digital Solutions subsidiary which develops and sells computer software. The consolidated financial statements for the three and six month periods ended June 30, 2007 have been restated to expense the improperly capitalized computer software development costs, net of accumulated amortization, in the correct accounting period.
Software developed for internal use
The Company improperly capitalized costs for software developed for internal use and did not properly follow AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”). The costs capitalized in error represented internal employee labor and outside consultant fees for developing the Company’s cost accounting, job-tracking, billing and other accounting systems, which, however, did not meet the criteria for capitalization under the SOP. The consolidated financial statements for the three and six month periods ended June 30, 2007 have been restated to expense the amounts capitalized in error, net of accumulated amortization, in the correct accounting period.
Software revenue recognition
The Company’s computer software revenue recognition policy was not in accordance with AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The revenue recognition policy, relating to the Company’s Digital Solutions subsidiary that develops and sells computer software, incorrectly resulted in the recognition of revenue before it was earned. The Company had multiple element arrangements subject to Statement of Position No. 98-9 for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements. The consolidated financial statements for the three and six month periods ended June 30, 2007 have been restated to properly record revenue, net of the related deferred expenses, in the correct accounting period.

Other revenue recognition adjustments
The Company’s policy for revenue recognition related to its graphic-services operations was, in certain cases, not in accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that revenue only be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company accrues revenue for unbilled jobs relating to its graphics design business at the end of each month. Because the Company did not maintain effective controls over this process, revenue relating to certain jobs was recognized prior to one or more of the SAB No. 104 criteria being met. The consolidated financial statements for the six month period ended June 30, 2007 have been restated to properly reflect revenue, net of the related inventory cost, in the correct accounting period.
Reserve reversal from litigation settlements
In the first quarter of 2007, the Company reversed certain pre-acquisition liabilities from its Seven acquisition related to a business arrangement with a bankrupt customer, for which it was determined that the liabilities no longer existed. The reversal of the liabilities should have been recorded in the fourth quarter of 2006, when the impact of the settlement agreement related to the bankrupt customer was recorded. The consolidated financial statements for the six month period ended June 30, 2007 have been restated to reflect this transaction in the proper period.
Inventory valuation adjustments
The Company reviewed its procedures and methods for valuing work-in-process inventory during 2007 and concluded that certain period costs had been incorrectly included in the calculation of the overhead rates used to value work-in-process inventory, which primarily consists of deferred payroll and overhead costs. In addition, the originally issued consolidated financial statements included certain inventory accounting errors identified during prior year financial audits but which were not recorded at the time because they were considered to be immaterial. The consolidated financial statements for the six month period ended June 30, 2007 have been restated to exclude non-inventoriable costs from the inventory valuation and to record inventory errors that were considered to be immaterial when the original financial statements were issued.
Other adjustments, net
In the course of restating its consolidated financial statements for 2006 and 2005, the Company has recorded in the proper periods a number of transactions that were either previously identified but considered immaterial at the time of the original financial statement issuance or that were identified during the 2007 financial audit and related to prior periods. The consolidated financial statements for the three and six month periods ended June 30, 2007 have been restated to record these adjustments in the correct accounting period.
Income tax adjustments
The consolidated financial statements for the three month and six month periods ended June 30, 2007 have been restated to record the tax effect of the adjustments described above.

The following table sets forth a reconciliation of previously reported and restated net income:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007

As reported – net income	$10,603	$17,790
Pre-tax adjustments:
Software capitalized for sale to customers	(524)	(914)
Software developed for internal use	(288)	(392)
Software revenue recognition	(284)	(436)
Other revenue recognition adjustments	—	(309)
Reserve reversal from litigation settlements	—	(1,751)
Inventory valuation adjustments	—	401
Other adjustments, net	(1)	369

Total adjustments to pretax income	(1,097)	(3,032)
Related tax effects of adjustments noted above	436	1,196

Total adjustments to income after taxes	(661)	(1,836)

As restated – net income	$9,942	$15,954

The following table sets forth a reconciliation of previously reported and restated earnings per share for the period shown:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2007

Basic earnings per share:
Net income per common share
As reported	$0.40	$0.67
Adjustments	$(0.03)	$(0.07)

As restated	$0.37	$0.60

Diluted earnings per share:
Net income per common share
As reported	$0.38	$0.65
Adjustments	$(0.02)	$(0.07)

As restated	$0.36	$0.58

The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations and Consolidated Statements of Cash Flows:
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	Previously		Previously
	Reported	Restated	Reported	Restated

Net sales	$143,126	$142,740	$274,010	$272,364
Cost of sales	90,870	91,337	174,396	175,939

Gross profit	52,256	51,403	99,614	96,425

Selling, general and administrative expenses	32,639	32,909	65,879	65,772

Operating income	19,617	18,494	33,735	30,653

Other income (expense):
Interest and dividend income	—	—	90	90
Interest expense	(2,407)	(2,382)	(4,830)	(4,780)

	(2,407)	(2,382)	(4,740)	(4,690)

Income before income taxes	17,210	16,112	28,995	25,963
Income tax provision	6,607	6,170	11,205	10,009

Net income	$10,603	$9,942	$17,790	$15,954

Earnings per share:
Basic	$0.40	$0.37	$0.67	$0.60
Diluted	$0.38	$0.36	$0.65	$0.58

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2007
	Previously
	Reported	Restated

Operating activities
Net income	$17,790	$15,954
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,522	8,816
Amortization	1,682	1,682
Share-based compensation expense	562	562
Tax benefit from stock options exercised	(407)	(407)
Gain realized on sale of equipment	(1,169)	(1,169)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	4,357	4,915
Inventories	520	(742)
Prepaid expenses and other current assets	(2,731)	(2,783)
Trade accounts payable and accrued expenses	(12,330)	(9,901)
Income taxes refundable/payable	5,793	4,597

Net cash provided by operating activities	24,589	21,524

Investing activities
Proceeds from disposal of property and equipment	2,585	2,585
Capital expenditures	(10,833)	(7,821)
Acquisitions, net of cash acquired	(5,789)	(5,789)
Other	(156)	(103)

Net cash used in investing activities	(14,193)	(11,128)

Financing activities
Net principal payments on debt	(13,077)	(13,077)
Tax benefit from stock options exercised	407	407
Common stock dividends	(1,745)	(1,745)
Purchase of common stock	(42)	(42)
Issuance of common stock	2,818	2,818

Net cash used in financing activities	(11,639)	(11,639)
Effect of foreign currency rate changes	280	280

Net decrease in cash and cash equivalents	(963)	(963)
Cash and cash equivalents beginning of period	10,177	10,177

Cash and cash equivalents end of period	$9,214	$9,214

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

The Company has presented unaudited restated consolidated balance sheet information as of December 31, 2007 in this Form 10-Q for the quarterly period ended June 30, 2008, to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income, to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3,527 as of December 31, 2007, a decrease in accumulated comprehensive income of $1,336 due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2,191. The accounting error has no effect on net income for any period after fiscal 2002.
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
NOTE 4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$3,583	$3,393
Work in process	23,188	19,466

	26,771	22,859
Less: LIFO reserve	(957)	(957)

	$25,814	$21,902

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average shares-Basic	27,134	26,793	27,093	26,700
Effect of dilutive stock options	571	863	552	844

Adjusted weighted average shares and assumed conversions-Diluted	27,705	27,656	27,645	27,544

NOTE 6. COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net income	$776	$9,942	$5,036	$15,954
Foreign currency translation adjustments	345	4,105	(434)	4,722

Comprehensive income	$1,121	$14,047	$4,602	$20,676

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
The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and six month periods ended June 30, 2008 and June 30, 2007 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and using an accelerated expense attribution method. Compensation expense during the three and six month periods ended June 30, 2008 and June 30, 2007 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six month periods ended June 30, 2008 and 2007, using the Black-Scholes option-pricing model.

	Six Months ended June 30,
	2008	2007

Expected dividend yield	0.82%-0.83%	0.68%- 0.71%
Expected stock price volatility	31.5%-32.6%	28.24%-28.50%
Risk-free interest rate range	2.98%-3.75%	4.53%- 4.54%
Weighted-average expected life of options	6.5-7.5 years	5.5-6.0 years
Forfeiture rate	1.00%-2.00%	2.72%
The total fair value of options and restricted stock granted during the three and six month periods ended June 30, 2008 was $90 and $1,809. As of June 30, 2008, there was $2,617 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2 years. Expense recognized under SFAS No. 123(R) for the three and six-month periods ended June 30, 2008 was $282 and $556, respectively. Expense recognized under SFAS No. 123(R) for the three and six month periods ended June 30, 2007 was $310 and $562, respectively.
NOTE 8. ACQUISITIONS
Marque Brand Consultants Pty Ltd.
Effective May 31, 2008, the Company acquired 100% of the outstanding stock of Marque Brand Consultants Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the Consolidated Financial Statements in the other operating segment beginning June 1, 2008. The primary reason for the acquisition was to expand the Company’s creative design business in Australia. Having an expanded creative design capability in Australia will allow the Company to provide services for its multinational clients with Australian operations. Marque is a sister company to Perks Design Partners Pty Ltd., which the Company acquired August 1, 2007. These were the primary factors that contributed to the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible as an operating expense for tax purposes.
The purchase price of $2,435 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $297 accrued for an estimated net tangible asset adjustment and $36 paid for acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation and will adjust the allocation upon completion of a tangible and intangible asset appraisal that is in progress. A summary of the preliminary fair values assigned to the acquired assets is as follows:

Inventory	$1
Other current assets	1
Fixed assets	40
Goodwill	1,256
Accounts payable	(48)
Income tax payable	(136)
Other current liabilities	(49)

Total cash paid at closing, net of $1,370 cash acquired	$1,065

The purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for the seven month period ending December 31, 2008 and for calendar year 2009. The purchase price allocation will be adjusted if the additional purchase price amounts are earned. The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Protopak Innovations, Inc.
Effective September 1, 2007, the Company acquired 100% of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada-based Company that produces prototypes and samples used by the consumer products packaging industry as part of the marketing and sales of their products. The net assets and results of operations of Protopak are included in the Consolidated Financial Statements in the North America and Europe operating segment. The primary reason for the acquisition was to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its customers with product packaging samples reflecting its customers’ proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. The Company determined that Protopak was a leader in this business and serviced many U.S.-based multinational consumer product companies both in Canada and for clients’ U.S. offices. Many of Protopak’s clients were also clients of the Company, so management of the Company believed there was a complimentary fit between the two businesses. These were the primary factors that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible for tax purposes.
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
The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. In addition, the Company recorded a reserve of $666 as of the date of acquisition for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. It is expected that the Benchmark facility will be vacated by September 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities.

The following table summarizes the reserve activity from December 31, 2007 through June 30, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$666	—	—	$666

	Balance			Balance
	March 31,			June 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$666	($71)	—	$595

The purchase price may be increased if certain sales targets are exceeded for the fiscal years ending May 31, 2008, and May 31, 2009. The performance-to-target calculation for the fiscal year ended May 31, 2008 is in process and has not been finalized. The purchase price allocation will be adjusted if the additional purchase price amounts are earned. The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
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
Seven Worldwide Holdings, Inc.
On January 31, 2005, the Company acquired 100 percent of the outstanding stock of Seven Worldwide Holdings, Inc. (“Seven Worldwide”). The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520. The net assets and results of operations of Seven Worldwide are included in the Consolidated Financial Statements primarily in the North America and Europe operating segment. A primary reason for the acquisition was to acquire a graphic services company with an established, knowledgeable work force in the retail, advertising and pharmaceutical markets. Seven Worldwide Holdings, Inc. also had an established work force and presence in the United Kingdom and Australia with consumer packaging companies, and the Company was seeking to expand its presence in these regions. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.
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

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with EITF No. 95-3 and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $3,205 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of June 30, 2008.
The following table summarizes the reserve activity from December 31, 2007 through June 30, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Employee severance	$70	$—	$—	$70

Facility closure cost	3,851	(109)	(299)	3,443

Total	$3,921	$(109)	$(299)	$3,513

	Balance			Balance
	March 31,			June 30,
	2008	Adjustments	Payments	2008

Employee severance	$70	$(70)	$—	$—

Facility closure cost	3,443	—	(238)	3,205

Total	$3,513	$(70)	$(238)	$3,205

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
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with EITF No. 95-3 and as adjustments to current and non-current liabilities. The remaining reserve balance of $322 is included in accrued expenses and other non-current liabilities on the Consolidated Balance Sheet as of June 30, 2008.

The following table summarizes the reserve activity from December 31, 2007 through June 30, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$409	($79)	($8)	$322

Total	$409	($79)	($8)	$322

	Balance			Balance
	March 31,			June 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$322	$—	$—	$322

Total	$322	$—	$—	$322

Other acquisitions
During the six month period ended June 30, 2007, the Company paid $577 to the former owners of a company acquired in 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements and was allocated to goodwill.
NOTE 9. DEBT
The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. On June 30, 2008, $36,367 was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.
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
The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81 percent. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99 percent and 5.17 percent, respectively. The total of these notes, $50,000, is included in Long-term debt on the June 30, 2008 Consolidated Balance Sheet. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, with an outstanding amount of $12,858, bears interest at 4.90 percent and is payable in annual installments of $2,143 from 2008 to 2013. The second note under this agreement, with an outstanding amount of $8,574, bears interest at 4.98 percent and is payable in annual installments of $1,429 from 2009 to 2014. The total of these notes, $21,432, is included in the Company’s June 30, 2008 financial statements as follows: $3,575 is included in Current portion of long-term debt and capital lease obligations, and $17,857 is included in Long-term debt. The notes issued under both these agreements are unsecured.

The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of June 30, 2008.
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company’s intangible assets not subject to amortization consist entirely of goodwill. The changes in the carrying amount of goodwill during the periods ended June 30, 2008 were as follows:

	North America/	Other operating
	Europe segment	segment	Total

Balance at December 31, 2007 (Restated)	$222,202	$24,166	$246,368
Additional purchase accounting adjustments	(267)	952	685
Adjustments to exit reserves	(188)	—	(188)
Adjustments to exit reserve present value	78	—	78
Foreign currency translation	(709)	(114)	(823)

Balance at March 31, 2008	$221,116	$25,004	$246,120

	North America/	Other operating
	Europe segment	segment	Total

Balance at March 31, 2008	$221,116	$25,004	$246,120
Acquisitions	—	1,256	1,256
Additional purchase accounting adjustments	(766)	(6)	(772)
Adjustments to exit reserves	(70)	(71)	(141)
Adjustments to exit reserve present value	—	13	13
Foreign currency translation	196	12	208

Balance at June 30, 2008	$220,476	$26,208	$246,684

The Company’s intangible assets subject to amortization are as follows:

		June 30, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	15.0 years	$48,849	($10,678)	$38,171
Digital images	5.0 years	935	(585)	350
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.3 years	1,195	(815)	380
Patents	20.0 years	84	(84)	—
Trade names	2.2 years	652	(436)	216
Contract acquisition cost	3.0 years	935	(519)	416

	14.1 years	$53,362	($13,829)	$39,533

		December 31, 2007
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net
		(Restated)	(Restated)
Customer relationships	15.0 years	$48,767	($9,058)	$39,709
Digital images	5.0 years	935	(493)	442
Developed technologies	3.0 years	712	(687)	25
Non-compete agreements	3.4 years	1,201	(717)	484
Patents	20.0 years	84	(84)	—
Trade names	2.2 years	658	(361)	297
Contract acquisition cost	3.0 years	935	(364)	571

	14.1 years	$53,292	($11,764)	$41,528

Intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been our experience that customers are reluctant to change suppliers. Amortization expense related to the intangible assets was $1,017 and $2,067 for the three and six month periods ended June 30, 2008, respectively, and $906 and $1,682 for the three and six month periods ended June 30, 2007, respectively. Amortization expense for each of the next five years beginning July 1, 2008 is expected to be approximately $4,108 for fiscal year 2009, $3,801 for 2010, $3,240 for 2011, $3,121 for 2012 and $3,105 for 2013.
NOTE 11. INCOME TAXES
The Company has unrecognized tax benefits of $7,836 and $13,597 at June 30, 2008 and December 31, 2007, respectively. During the quarter ended June 30, 2008, the Company recorded the release of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN No. 48”) reserves of $766 as a reduction to goodwill and $115 as a reduction to the income tax provision, upon the receipt of a final determination letter with respect to the 2004 Seven Group audit. In addition, for the second quarter of 2008, the Company recorded an increase in FIN No. 48 reserves of $203 related to new uncertain tax positions.
The pre-acquisition income tax years for the former Seven Consolidated Group are closed through 2004. The federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2003. The Company is currently under IRS examination for years 2005 and 2006.
The Company reviews quarterly its position with respect to the recoverability of its deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No.109”). A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. During the second quarter of 2008, the Company reviewed its business plan with respect to its UK operations and determined that is it no longer more likely than not that deferred taxes provided for its UK net operating losses will be recovered. A valuation allowance of $1,471 was provided in the quarter, resulting in the net deferred tax assets of its UK operations being fully reserved.
Income tax expense for the second quarter of 2008 was at an effective tax rate of 79.0 percent compared to 38.3 percent for the second quarter of 2007, primarily due to the recording of the UK valuation allowance of $1,471. The effective tax rate for the six month periods ended June 30, 2008 and June 30, 2007 was 42.0 percent and 38.6 percent, respectively. The increase in the year-to-date effective rate for 2008 compared to 2007 was driven by the recording of a cumulative FIN No. 48 reserve decrease of $1,136 and a cumulative valuation allowance increase of $1,551. The income tax provision also varies from the U.S. federal statutory income tax rate of 35.0 percent due to foreign taxes provided at other than the 35.0 percent U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

NOTE 12. SEGMENT AND GEOGRAPHIC REPORTING
The Company organizes and manages its operations primarily by geographic area and measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the segments are the same as those used to prepare the consolidated financial statements. The Company aggregates its operations in the United States, Canada (excluding Cactus, its large-format print operation) and Europe into one reportable operating segment (North America/Europe) since they have similar economic characteristics. The Company’s other operations in Asia and Australia, its creative design operation (Anthem), its Cactus operation, and its Digital Solutions business are grouped together into one reportable segment (Other operating segment) for purposes of disclosing segment information as they do not meet any of the quantitative thresholds for separate disclosure in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”). Anthem has creative design operations in the United States, Canada, Europe and Asia and the Digital Solutions business has operations in the United States and Europe. Segment information relating to results of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Sales to External Customers:
North America and Europe	$114,360	$125,182	$224,869	$240,989
Other operating segments	19,076	17,558	34,974	31,375

Total	$133,436	$142,740	$259,843	$272,364

Operating Income (loss):
North America and Europe	$14,590	$20,407	$30,463	$37,396
Other operating segments	592	2,197	(1,447)	2,451
Corporate	(9,858)	(4,110)	(16,996)	(9,194)

Operating income	5,324	18,494	12,020	30,653

Interest expense, net	(1,632)	(2,382)	(3,336)	(4,690)

Income before income taxes	$3,692	$16,112	$8,684	$25,963

NOTE 13. CONTINGENCIES
Kohlberg & Company Indemnity
The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that as a result, such funds should not be released but rather paid out to Schawk, Inc. Kohlberg has denied that it has any indemnity obligations to the Company. At June 30, 2008, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. The Company believes it is entitled to indemnification for both amounts under the terms of the stock purchase agreement and that recoverability is likely.

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
SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. Certain of the Company’s acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008, reductions of valuation allowances would reduce the income tax provision as opposed to goodwill. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008 and early adoption is not permitted. The Company will adopt SFAS No. 141(R) as of January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. Relative to SFAS No. 157, the FASB has issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, the Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. There was no material effect on its financial statements upon adoption. The Company does not expect a material impact on its financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for the first quarter of 2009.
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

In April 2008 the Emerging Issue Task Force issued EITF No. 08-03, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-03”). This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. The Company will adopt EITF No. 08-03 as of January 1, 2009. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.
NOTE 15. COST REDUCTION PLAN
In the second quarter of 2008, the Company incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs in the amount of $3,174 as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The following table shows the expense recorded during the three months ended June 30, 2008, the amount of cash payments and the remaining liability as of June 30, 2008:

	Expense	Cash	Accrued at
	Recorded	Payments	June 30, 2008

Employee termination benefits	$1,677	($341)	$1,336
Lease and related obligations	908	(114)	794

Subtotal	2,585	($455)	$2,130

Long-lived asset impairment	589

Total	$3,174

The total expense of $3,174 recorded in the three month period ended June 30, 2008 is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. Of the total expense, $2,625 was recorded in the North America and Europe segment and $549 was recorded in the Other operating segment.
NOTE 16. IMPAIRMENT OF LONG-LIVED ASSETS
During the second quarter of 2008, software that had been capitalized by the Company in accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the asset might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs.
As a result of these circumstances, the Company has written down the capitalized costs to fair value. The amount of this write-down in the quarter ended June 30, 2008 was $2,184 and is presented as Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the North America and Europe segment.
Additionally, during the second quarter of 2008, the Company incurred $589 of fixed asset impairments relating to its cost reduction plan — refer to Note 15.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements contained herein that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act.) The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1999. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; loss of key management and operational personnel; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of any additional control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the ability of the Company to implement its growth strategy, including its ability to implement its cost reduction and market repositioning plans; the stability of state, federal and foreign tax laws; the ability of the Company to identify and exploit industry trends and to exploit technological advances in the imaging industry; the stability of political conditions in other countries in which the Company has production service capabilities; terrorist attacks, wars, diseases and other geo-political events as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
EXECUTIVE-LEVEL OVERVIEW
Net sales decreased to $133 million in the second quarter of 2008 from $143 million in the second quarter of 2007. The earnings per share was $0.03 per fully diluted share in the second quarter of 2008 as compared to $0.36 per fully diluted share in the second quarter of 2007. During the second quarter of 2008, the Company experienced a slowdown in business as compared to the second quarter of 2007. The softness was particularly evident in our domestic business in the United States, which represents more than two-thirds of our business. The quarter-over-quarter sales decline was the result of lower sales in North America and Europe, which declined by $10.8 million, or 8.6 percent. Partially offsetting this sales decline in the quarter was increased sales in Schawk’s Other reportable segment of $1.5 million, or 8.6 percent. This increase was driven by Anthem, the Company’s creative design group.
Marketing, promotional and advertising spending by consumer products companies and retailers drives a majority of the Company’s revenues. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. The Company’s business involves producing graphic images for various applications. Generally, the Company or a third party creates an image and then the image is manipulated to enhance the color and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSI’s) and magazine ads. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:
•	Strategic Analysis

•	Planning and Messaging

•	Conceptual Design

•	Content Creation

•	File Building

•	Retouching

•	Art Production

•	Pre-Media
The Company’s involvement in a client project may involve many of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or ‘‘job’’, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a ‘‘low fat’’ banner on a food package. Essentially, such changes equal new revenue for us. The Company is paid for its graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.

Historically, a substantial majority of the Company’s revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and client turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Additionally, changing regulatory requirements necessitate new packaging and a high degree of documentation. Lastly, there are a number of health related ‘‘banners’’ that are added to food and beverage packaging, such as ‘‘heart healthy,’’ ‘‘low in carbohydrates,’’ ‘‘enriched with essential vitamins,’’ ‘‘low in saturated fat’’ and ‘‘caffeine free.’’ All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.
As a result of recent acquisitions, the Company has increased the percentage of its revenue derived from providing graphics services to advertising and retail clients and added to its service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented prepress graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services.
In the first half of 2008, approximately 9 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.
Cost reduction actions
In the second quarter of 2008, the Company incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs in the amount of $3.2 million as part of its previously announced plan to better utilize global capacity and thereby reduce costs through a consolidation and realignment of its workforce and facilities. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The following table shows the expense recorded during the three months ended June 30, 2008, the amount of cash payments and the remaining liability as of June 30, 2008:

	Expense	Cash	Accrued at
	Recorded	Payments	June 30, 2008

Employee termination benefits	$1,677	($341)	$1,336
Lease and related obligations	908	(114)	794

Subtotal	2,585	($455)	$2,130

Long-lived asset impairment	589

Total	$3,174

The total expense of $3.2 million recorded in the three month period ended June 30, 2008 is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. Of the total expense, $2.7 million was recorded in the North America and Europe segment and $0.5 million was recorded in the Other operating segment.
The total costs are expected to total between $7.0 million and $8.5 million in 2008. The non-cash charges are expected to comprise $0.7 million of the total charges. Costs savings in 2008 are estimated to range between $4.0 million and $5.0 million with full year 2009 savings expected to be between $12.0 million and $13.0 million.

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
The Company has presented unaudited restated consolidated balance sheet information as of December 31, 2007 in this Form 10-Q for the three months ended June 30, 2008 to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3.5 million as of December 31, 2007, a decrease in accumulated comprehensive income of $1.3 million due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2.2 million. The accounting error has no effect on net income for any period after fiscal 2002.
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
Critical accounting estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting estimates are limited to those described below.

Accounts Receivable. The Company’s clients are primarily consumer product manufacturers, converters and advertising agencies; retailers, both grocery and non-grocery and entertainment companies, none of which individually represents more than 9 percent of total revenue. Accounts receivable consist primarily of amounts due to the Company from its normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on its historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $1,894 was established at June 30, 2008, compared to an allowance of $2,063 at December 31, 2007. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. A 10 percent to 20 percent increase in the Company’s write-off experience would result in an approximate $85 to $170 increase in bad debt expense for a given period, based upon the Company’s methodology for calculating the allowance for doubtful accounts.
Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the consumer packaging industry and/or a loss of a major customer or several customers, a significant decrease in the market value of an asset, a significant adverse change in the manner in which an asset is used or an adverse change in the physical condition of an asset. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.
During the second quarter of 2008, software that had been capitalized by the Company in accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the asset might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed the originally expected development cost.
As a result of these circumstances, the Company has written down the capitalized costs to fair value. The amount of this write down in the quarter ended June 30, 2008 was $2.2 million and is presented as Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the North America and Europe segment.
Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included a significant amount of goodwill, customer relationships and to a lesser extent other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Customer relationships and other intangible assets are amortized over their useful lives and are tested for impairment when events and circumstances indicate that an impairment condition may exist. Events that may indicate potential impairment include a loss of or a significant decrease in volume from a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. When a potential impairment condition has been identified, an impairment test of the intangible asset is performed, based on the estimated future undiscounted cash flows.
The Company performs the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of Statement of Financial Accounting Standards (“SFAS No. 142”) “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis. Goodwill is allocated to the reporting unit that benefits from the synergies arising from each business acquired. The impairment test performed by the Company is based on an estimate of the fair value of the Company’s reporting units. This fair value is calculated using a discounted cash flow of earnings model. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s common stock could result in an impairment charge. The Company determined that no adjustment to goodwill was necessary when it performed its annual impairment testing in 2007. However, in May 2008, the Company determined that an error had occurred in its December 31, 2007 and previous years goodwill impairment test related to one of its Canadian operating units, Cactus, which required an adjustment to goodwill. See discussion above in “Goodwill impairment and restatement of previously issued financial statements” section for more information.

The Company did not identify any other changes in circumstances that would indicate an impairment condition existed at June 30, 2008.
Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit the Company, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation FIN No. 48,“Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. See Note 11 to the Consolidated Financial Statements for further discussion. The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income rules limiting the availability of the losses to offset future taxable income.
The Company reviews quarterly its position with respect to the recoverability of its deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No.109”). A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. During the second quarter of 2008, the Company reviewed its business plan with respect to its UK operations and determined that is it no longer more likely than not that deferred taxes provided for its UK net operating losses will be recovered. A valuation allowance of $1,471 was provided in the quarter, resulting in the net deferred tax assets of its UK operations being fully reserved.
Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve-month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. See Note 8 to the Consolidated Financial Statements for further discussion. At June 30, 2008 and December 31, 2007, the Company had exit reserves of approximately $4.1 million and $5.0 million, respectively, that were included in Accrued expenses and Other non current liabilities on the Consolidated Balance Sheet, for exit activities completed primarily in 2005 and early 2006 for facility closure costs. The Company does not anticipate a significant increase or decrease in these reserves, as the Company does not anticipate a material change to the assumptions used with respect to the facility closure costs.

Results of operations
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.
Schawk, Inc.
Comparative Consolidated Statements of Operations
Three Months Ended June 30, 2008 and 2007
Unaudited
(in thousands)

			$	%
	2008	2007	Change	Change
		(Restated)
Net sales	$133,436	$142,740	($9,304)	(6.5%)

Cost of sales	86,650	91,337	(4,687)	(5.1%)

Gross profit	46,786	51,403	(4,617)	(9.0%)

Gross profit percentage	35.1%	36.0%

Selling, general and administrative expenses	36,104	32,909	3,195	9.7%
Acquisition integration and restructuring expenses	3,174	—	3,174	—
Impairment of long-lived assets	2,184	—	2,184	—

Operating income	5,324	18,494	(13,170)	(71.2%)
Operating income percentage	4.0%	13.0%

Other income (expense):
Interest income	64	—	64	—
Interest expense	(1,696)	(2,382)	686	(28.8%)

	(1,632)	(2,382)	750	(31.5%)

Income before income taxes	3,692	16,112	(12,420)	(77.1%)

Income tax provision	2,916	6,170	(3,254)	(52.7%)

Effective income tax rate	79.0%	38.3%

Net income	$776	$9,942	($9,166)	(92.2%)

Three months ended June 30, 2008 compared to three months ended June 30, 2007
Net sales in the second quarter of 2008 were $133.4 million compared to $142.7 million in the same period of the prior year, a reduction of $9.3 million, or 6.5 percent. The quarter-over-quarter decline in sales was the result of lower sales in North America and Europe, which declined by $10.8 million, or 8.6 percent. Partially offsetting this sales decline in the quarter was increased sales in Schawk’s Other reportable segment of $1.5 million, or 8.6 percent. This increase was driven by Anthem, the Company’s creative design group.
Consumer products packaging accounts sales in the second quarter of 2008 were $85.3 million, or 63.9 percent of total sales, as compared to $87.6 million in the same period of last year, representing a decline of 2.7 percent. Advertising and retail accounts sales of $36.8 million in the second quarter of 2008, or 27.6 percent of total sales, declined 7.7 percent as compared to the same period last year. Results during the second quarter compared with the year ago period mirror the slowdown in the U.S. economy as a number of customers have delayed projects, translating into lower revenue for the Company.

Gross profit was $46.8 million or 35.1 percent in the second quarter of 2008, a decline of $4.6 million from $51.4 million or 36.0 percent in the second quarter of 2007. The decrease in gross profit is largely attributable to the decrease in sales volume.
Operating income decreased by $13.2 million to $5.3 million in the second quarter of 2008 from $18.5 million in the second quarter of 2007. The second-quarter 2008 operating income percentage was 4.0 percent compared to 13.0 percent in the 2007 second quarter. The decrease in operating income in the second quarter of 2008 compared to the second quarter of 2007 is the result of lower sales volume as discussed above, acquisition integration and restructuring expenses of $3.2 million, impairment of long-lived assets of $2.2 million and an increase in professional fees of $1.5 million attributable to audit fees and other costs related to Schawk’s restatement, internal control remediation and related matters, and consulting fees related to the Company’s re-branding initiative. Also, a gain on sale of assets in the second quarter of 2007 totaling $1.1 million did not repeat in the 2008 period.
The $3.2 million acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs in the second quarter of 2008.
The $2.2 million long-lived asset impairment charge arose in the second quarter of 2008 because of changes in circumstances with respect to the service potential of certain software capitalized for internal use. As a result of these circumstances, the Company has written down the capitalized costs to fair value in the quarter ended June 30, 2008.
Interest expense in the second quarter of 2008 was $1.7 million compared to $2.4 million in the second quarter of 2007 as a result of a decrease in average outstanding debt and a reduction in average interest rates. Outstanding debt fell by $2.6 million at quarter end, compared to outstanding debt at December 31, 2007.
Income tax expense for the second quarter of 2008 was at an effective rate of 79.0 percent compared to an effective tax rate of 38.3 percent in the second quarter of 2007. The increase in the effective tax rate is primarily driven by the recording of the UK valuation allowance of $1.5 million.
Other Information
Depreciation and amortization expense was $4.4 million and $1.0 million for the second quarter of 2008 compared to $4.4 million and 0.9 million in the prior-year second quarter.
Capital expenditures in the second quarter of 2008 were $3.0 million compared to $3.4 million in the same period of 2007.

Schawk, Inc.
Comparative Consolidated Statements of Operations
Six Months Ended June 30, 2008 and 2007
Unaudited
(in thousands)

			$	%
	2008	2007	Change	Change
		(Restated)
Net sales	$259,843	$272,364	($12,521)	(4.6%)

Cost of sales	170,090	175,939	(5,849)	(3.3%)

Gross profit	89,753	96,425	(6,672)	(6.9%)

Gross profit percentage	34.5%	35.4%

Selling, general and administrative expenses	72,375	65,772	6,603	10.0%
Acquisition integration and restructuring expenses	3,174	—	3,174	—
Impairment of long-lived assets	2,184	—	2,184	—

Operating income	12,020	30,653	(18,633)	(60.8%)
Operating income percentage	4.6%	11.3%

Other income (expense):
Interest income	138	90	48	53.3%
Interest expense	(3,474)	(4,780)	1,306	(27.3%)

	(3,336)	(4,690)	1,354	(28.9%)

Income before income taxes	8,684	25,963	(17,279)	(66.6%)

Income tax provision	3,648	10,009	(6,361)	(63.6%)

Effective income tax rate	42.0%	38.6%

Net income	$5,036	$15,954	($10,918)	(68.4%)

Six months ended June 30, 2008 compared to six months ended June 30, 2007
Year to date net sales through June 30, 2008 were $259.8 million compared to $272.4 million in the same period of the prior year, a reduction of $12.6 million, or 4.6 percent. Acquisitions contributed $5.8 million or 2.2 percent. Excluding acquisitions, total revenues would have declined 6.8 percent versus the year ago period. Year to date sales declined in the North America and Europe segment, by $16.1 million, or 6.7 percent. Partially offsetting this sales decline was increased sales in Schawk’s Other reportable segment of $3.6 million or 11.5 percent.
Consumer products packaging accounts sales through June 30, 2008 were $165.1 million, or 63.5 percent of total sales, as compared to $167.0 million in the same period of last year, representing a decline of 1.1 percent. Advertising and retail accounts sales of $73.2 million through June 30, 2008, or 28.2 percent of total sales, declined 7.0 percent as compared to the same period last year.
Gross profit was 34.5 percent in the first half of 2008, a decline from 35.4 percent in the same period of 2007. The decrease in gross profit of $6.7 million from the prior year period is largely attributable to the decrease in sales volume.
Operating income decreased to $12.0 million in the first half of 2008 from $30.7 million in the same period of 2007.

The first-half of 2008 operating income percentage was 4.6 percent compared to 11.3 percent in the 2007 first half. The decrease in operating income in the first half of 2008 compared to the first half of 2007 is the result of lower sales volume, a $3.3 million increase in professional fees, which included audit fees and other costs related to Schawk’s restatement, internal control remediation and related matters, professional fees for due diligence related to a potential acquisition which was not consummated, and consulting fees related to the Company’s re-branding initiative. Additionally, there was an increase of $2.1 million in selling, general and administrative expenses associated with acquisitions that occurred in 2007, the impairment of long-lived assets of $2.2 million, cost reduction plan expenses of $3.2 million and $1.1 million of income from gain on sale of assets in the 2007 period that was not repeated in the 2008 period.
Interest expense in the first half of 2008 was $3.5 million compared to $4.8 million in the first half of 2007 as a result of a decrease in average outstanding debt and a reduction in average interest rates. Outstanding debt fell by $2.6 million at June 30, 2008, compared to outstanding debt at December 31, 2007.
Income tax expense for the first half of 2008 was at an effective rate of 42.0 percent compared to an effective tax rate of 38.6 percent in the first half of 2007. The increase in 2008 as compared to 2007 is driven by the recording of a cumulative FIN No. 48 reserve decrease of $1.1 million and a cumulative valuation allowance increase of $1.6 million.
Other Information
Depreciation and amortization expense was $10.9 million for the first half of 2008 compared to $10.5 million in the prior-year first half.
Capital expenditures in the first half of 2008 were $5.4 million compared to $7.8 million in the same period of 2007.
Liquidity and capital resources
As of June 30, 2008, the Company had $12.0 million in consolidated cash and cash equivalents, compared to $11.8 million at December 31, 2007. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.
Cash provided by operating activities. Cash provided by operations was $11.6 million in the first half of 2008 compared to cash provided by operations of $21.5 million in the first half of 2007. The decrease in net cash provided by operating activities was mainly due to a decrease in income levels for the first half of 2008 compared to the first half of 2007. Depreciation and amortization expense in the first half of 2008 was $8.9 million and $2.1 million, respectively, as compared to $8.8 million and $1.7 million, respectively, in the first half of the prior year.
Cash used in investing activities. Cash used in investing activities was $8.0 million for the six months ended June 30, 2008 compared to $11.1 million of cash used in investing activities during the comparable 2007 period. Capital expenditures were $5.4 million in the first half of 2008 compared to $7.8 million in the first half of 2007. The cash used in investing activities includes acquisitions in the first half of 2008 of $2.0 million compared to $5.8 in the first half of 2007. Also the 2007 period includes $2.6 million of proceeds from the sale of property and equipment.
Cash used in financing activities. Cash used in financing activities in the first half of 2008 was $3.3 million compared to $11.6 million of cash used in financing activities during the first half of 2007. The cash used in financing activities in the 2008 and 2007 periods reflect $2.5 million and $13.1 million, respectively, of debt repayment using cash generated from operations. Also, the Company received proceeds of $0.9 and $2.8 million during the first half of 2008 and 2007, respectively, from the issuance of common stock.
Dividends and share repurchases. Dividend payments on common stock were $1.8 million for both six-month periods ended June 30, 2008 and 2007. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2008. In February 2008, the Company’s Board of Directors authorized a share repurchase program to allow for the repurchase of up to two million shares. The Company amended its credit facility to allow for a greater number of shares to be repurchased by revising the restricted payments covenant under its credit facility to increase the limit to $45 million annually from $15 million annually. No shares were purchased pursuant to this authorization during the first six months of 2008 or 2007.

Revolving credit agreement and other indebtedness. The Company borrows under a credit agreement with JPMorgan Chase Bank, N.A, which provides for a five year unsecured revolving credit facility of $115.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At June 30, 2008, $36.4 million was outstanding under the agreement and is included in Long-term debt on the June 30, 2008 Consolidated Balance Sheet. Approximately $78.6 million was available under the credit facility at June 30, 2008, without regard to the facility’s accordion feature. The Company also has borrowings under a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81 percent. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99 percent and 5.17 percent respectively. The total of these notes, $50.0 million, is included in Long-term debt on the June 30, 2008 Consolidated Balance Sheet.
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
The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, with an outstanding amount of $12.9 million, bears interest at 4.90 percent and is payable in annual installments of $2.1 million from 2008 to 2013. The second note under this agreement, with an outstanding amount of $8.5 million, bears interest at 4.98 percent and is payable in annual installments of $1.4 million from 2009 to 2014. The total of these notes, $21.4 million is included in the Company’s June 30, 2008 financial statements as follows: $3.6 million is included in Current portion of long-term debt and capital lease obligations; $17.8 million is included in Long-term debt. The notes issued under both these agreements are unsecured.
Long-term debt decreased to $104.2 million at June 30, 2008 from $105.9 million at December 31, 2007. Management believes that the level of working capital is adequate for the Company’s liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its growth, either through currently available cash and cash generated from future operations, or pursuant to its revolving credit facility.
Seasonality
With the acquisitions of Winnetts and Seven Worldwide, the seasonal fluctuations in business on a combined basis generally result in lower revenues in the first quarter as compared to the rest of the calendar year.
Off-balance sheet arrangements and contractual obligations
The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 14 to the consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.
Impact of inflation
The Company believes that over the past three years inflation has not had a significant impact on its results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A discussion regarding market risk is disclosed in the Company’s Form 10-K for the year ended December 31, 2007. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as of the end of the period covered by this report. Based upon the material weaknesses in its internal controls identified and discussed in its Form 10-K for the fiscal year ended December 31, 2007, and as further discussed below, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures were not effective as of June 30, 2008.
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
Revenue Recognition
The Company determined that it had a deficiency in internal control over revenue recognition. In the fourth quarter of 2007, the Company put processes in place to improve its compliance with the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”); however, as of December 31, 2007 and June 30, 2008, the Company had not established effective controls over revenue recognition. Specifically, it had not designed effective controls to ensure that all criteria of revenue recognition are met prior to invoicing. It also had not designed an effective control over the process to accurately record amounts related to earned but unbilled revenue at period end.
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
Entity-level controls
Due to the nature and number of material weaknesses identified above, as well as the necessity to restate prior period financial statements, the Company concluded that its entity-level controls were not effective in the areas of control environment, risk assessment and control activities (e.g. review of journal entries). In particular, in certain areas the level of accounting knowledge, experience and training was not sufficient to properly control the accounting for revenue (including software revenue and costs), software development cost capitalization, and income taxes and a more appropriate tone with respect to the importance of accounting and control awareness needed to be established. The Company considers the failure to treat its Cactus business as a separate reporting unit under FAS No. 142 and to timely identify and reflect the goodwill impairment for Cactus as of December 31, 2002 as evidence of continued weakness in its control environment.
Remediation of Material Weaknesses
In an effort to remediate the identified material weaknesses and other deficiencies, the Company has taken certain actions, and is committed to taking further action, as discussed below:
Revenue recognition. In January 2008 the Company instituted a worldwide training program and a monthly test of documentation per location to train employees on proper revenue recognition in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition” and emphasize the need for maintaining adequate documentation. This is an initial step to be followed up with a thorough review and evaluation of the process around revenue recognition with the objective being the design of effective controls to make sure the criteria for revenue recognition have been met prior to invoicing or recognizing unbilled revenue. After these controls over revenue recognition have been designed and implemented, the Company will conduct formal revenue recognition training sessions for key accounting and operating personnel. The enhanced testing of internal control over revenue has been included in the Company’s internal audit program for 2008.
With respect to software revenue recognition, the Company has conducted training for the accounting personnel responsible for the software revenue accounting on the principles of AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” and has added detailed accounts to the general ledger to improve the accounting for deferred revenues and costs. The Audit Committee of the board of directors has also directed internal audit to add testing of software revenue recognition to their audit program for 2008.
Accounting for Internal Use software costs. With respect to software developed for internal use, in the fourth quarter of 2007, the Company instituted a more comprehensive timekeeping system to better document and monitor activities of both internal personnel and external contractors that work on software for internal use. The Company’s plan to remediate this weakness will include: developing controls to ensure that project plans clearly delineate activities relating to planning, application development and post implementation/support and that minor upgrades and enhancements are expensed as incurred and educating employees with respect to the requirements of AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company is currently considering whether additional accounting staff is required to improve the accounting for internally developed software. The Audit Committee of the board of directors has also directed internal audit to add testing of software capitalization to their audit program for 2008.
Accounting for income taxes. New controls are being developed to verify that formal reconciliations to the general ledger of all tax accounts are being prepared properly on a quarterly basis. In addition, a new monitoring control is being developed to monitor tax balances on a periodic basis in each of the twelve countries in which the Company currently operates. The Company is expecting to add resources as required to improve accounting for income taxes. An external accounting firm tests internal controls on an annual basis for the Company. The Company intends to ensure that the additional controls are added to the income tax control catalog for testing in 2008.

Entity-level controls. The Company continues to develop a process to emphasize at all levels of the Company’s organization the importance of internal controls. The Company is seeking to institutionalize a stronger commitment to internal controls and to verify that all process owners are involved with the performance of internal controls. The Company expects to provide training, as appropriate, to process owners on the appropriate requirements to document and perform internal control procedures. The Company plans to implement additional formal policies and procedures over performance and formalized review of its internal controls and significant accounting procedures and to hire additional accounting personnel as necessary with the requisite areas of expertise to ensure proper accounting and reporting. Interim financial management has been hired to direct the remediation efforts on all material weaknesses and the Company has selected an accounting firm to help design and implement new controls under the supervision of management and the Audit Committee of the Board of Directors. In addition, personnel have been hired to monitor corporate and operations results and internal control.
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
Change in Internal Control over Financial Reporting
Except as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, of its Form 10-Q for the quarter ended March 31, 2008, descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (Collectively, the “Risk Factors”). In addition to the information contained in this report and in other reports that the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. In prior years, the current general authorization allowed the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program to allow for the repurchase of up to two million shares. As of June 30, 2008, the Company had not purchased any shares of its common stock pursuant to this authorization since the beginning of the year. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the three months ended June 30, 2008. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 21, 2008, the Company held its annual stockholders’ meeting. There were 27,114,129 shares of class A common stock outstanding entitled to vote, and a total of 26,288,189 (96.95%) were represented at the meeting in person or by proxy.
The following summarizes vote results of proposals submitted to the stockholders:
Proposal 1. Election of Directors:

NAME	FOR	WITHHELD

Clarence W Schawk	22,072,294	4,215,894
David A. Schawk	22,766,984	3,521,204
A. Alex Sarkisian, Esq.	22,072,083	4,216,106
Leonard S. Caronia	21,785,087	4,503,102
Judith W. McCue, Esq.	21,420,758	4,867,431
Hollis W. Rademacher	23,088,010	3,200,179
John T. McEnroe, Esq.	21,590,445	4,697,744
Michael G. O’Rourke	26,026,068	262,121
Stanley N. Logan	26,134,180	154,008
ITEM 6. EXHIBITS
A. Exhibits

EXHIBIT #	DESCRIPTION

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1
Separation Agreement and General Release dated May 31, 2008 between Jim Patterson and Schawk USA Inc. and its affiliates (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on June 5, 2008).

10.2	1991 Outside Directors’ Formula Stock Option Plan (as amended) (incorporated herein by reference to Exhibit 10.3 to Form 10-Q filed with the SEC on July 2, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of August, 2008.
Schawk, Inc.
(Registrant)

/s/ David A. Schawk
President, Chief Executive Officer and Director

/s/ Timothy J. Cunningham
Interim Chief Financial Officer and Chief Accounting Officer