Form 10-Q
period 2008-09-30
SCHAWK INC
filed 2008-11-17
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission File Number 001-09335
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2008, was 25,945,593.

SCHAWK, INC.
FORM 10-Q QUARTERLY REPORT
TABLE OF CONTENTS
September 30, 2008

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Schawk, Inc.
Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2008	2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$18,095	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $1,846 at September 30, 2008 and $2,026 at December 31, 2007	93,309	111,685
Inventories	25,142	21,563
Prepaid expenses & other current assets	11,774	13,500
Current assets of discontinued operations	1,790	1,893
Income tax receivable	11,852	—
Assets held for sale	2,085	—
Deferred income taxes	4,720	4,755

Total current assets	168,767	165,150

Property and equipment, less accumulated depreciation of $97,956 at September 30, 2008 and $87,584 at December 31, 2007	64,115	76,237
Goodwill	231,054	246,368
Intangible assets, net	38,234	41,528
Other assets	5,308	4,831
Long term assets of discontinued operations	606	873

Total assets	$508,084	$534,987

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$18,999	$26,040
Accrued expenses	54,183	52,296
Income taxes payable	—	4,754
Current portion of long-term debt and capital lease obligations	3,572	4,433
Current liabilities of discontinued operations	1,069	392

Total current liabilities	77,823	87,915

Long-term debt	110,190	105,942
Other liabilities	19,553	24,547
Deferred income taxes	18,304	15,814

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,380,225 and 29,213,166 shares issued at September 30, 2008 and December 31, 2007, respectively; 26,545,584 and 27,013,482 shares outstanding at September 30, 2008 and December 31, 2007, respectively	217	216
Additional paid-in capital	186,124	184,110
Retained earnings	127,199	131,457
Accumulated comprehensive income	7,677	14,162

	321,217	329,945
Treasury stock, at cost, 2,834,641 and 2,199,684 shares of common stock at September 30, 2008 and December 31, 2007, respectively	(39,003)	(29,176)

Total stockholders’ equity	282,214	300,769

Total liabilities and stockholders’ equity	$508,084	$534,987

See accompanying notes.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net sales	$124,167	$129,316	$381,052	$398,990
Cost of sales	81,300	83,311	249,275	256,976

Gross profit	42,867	46,005	131,777	142,014

Selling, general and administrative expenses	36,869	32,600	108,441	97,656
Acquisition integration and restructuring expenses	1,942	—	5,116	—
Impairment of long-lived assets	3,451	—	5,635	—

Operating income	605	13,405	12,585	44,358

Other income (expense):
Interest income	63	85	201	175
Interest expense	(1,625)	(2,278)	(5,099)	(7,046)

	(1,562)	(2,193)	(4,898)	(6,871)

Income (loss) from continuing operations before income taxes	(957)	11,212	7,687	37,487
Income tax provision	5,280	4,381	8,915	14,512

Income (loss) from continuing operations	(6,237)	6,831	(1,228)	22,975

Income (loss) from discontinued operations, net of tax	(439)	15	(412)	(175)

Net income (loss)	$(6,676)	$6,846	$(1,640)	$22,800

Earnings per share:
Basic:
Income (loss) from continuing operations	$(0.23)	$0.25	$(0.05)	$0.86
Income (loss) from discontinued operations	$(0.02)	—	$(0.01)	$(0.01)

Net income (loss) per common share	$(0.25)	$0.25	$(0.06)	$0.85

Diluted:
Income (loss) from continuing operations	$(0.23)	$0.25	$(0.05)	$0.83
Income (loss) from discontinued operations	$(0.02)	—	$(0.01)	—

Net income (loss) per common share	$(0.25)	$0.25	$(0.06)	$0.83

Weighted average number of common and common equivalent shares outstanding:
Basic	27,027	26,891	27,071	26,764
Diluted	27,027	27,797	27,071	27,625

Dividends per common share	$0.0325	$0.0325	$0.0975	$0.0975
See accompanying notes

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(In Thousands)

	2008	2007
		(Restated)
Operating activities
Net income (loss)	$(1,640)	$22,800
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	12,962	13,009
Amortization	3,101	2,619
Impairment of long-lived assets	6,257	—
Non cash restructuring charge	592	—
Share-based compensation expense	918	776
Tax benefit from stock options exercised	(50)	(920)
Gain realized on sale of property and equipment	(162)	(995)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Trade accounts receivable	16,395	16,598
Inventories	(3,913)	(2,385)
Prepaid expenses and other current assets	936	(1,339)
Trade accounts payable, accrued expenses and other liabilities	(8,252)	(13,708)
Income taxes	(2,839)	2,080

Net cash provided by operating activities	24,305	38,535

Investing activities
Proceeds from sales of property and equipment	1,108	2,581
Capital expenditures	(10,256)	(10,880)
Acquisitions, net of cash acquired	(2,826)	(19,009)
Other, net	(2)	146

Net cash used in investing activities	(11,976)	(27,162)

Financing activities
Net principal proceeds (payments) on debt	4,409	(13,740)
Tax benefit from stock options exercised	50	920
Common stock dividends	(2,599)	(2,607)
Purchase of common stock	(9,846)	(42)
Issuance of common stock	1,098	3,294

Net cash used in financing activities	(6,888)	(12,175)

Effect of foreign currency rate changes	900	1,239

Net increase in cash and cash equivalents	6,341	437
Cash and cash equivalents beginning of period	11,754	10,177

Cash and cash equivalents end of period	$18,095	$10,614

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
Restatement reported in Form 10-K for the year ended December 31, 2007
As stated in the Company’s Form 10-K for the year ended December 31, 2007, the Company restated its 2006 and 2005 consolidated financial statements to correct accounting errors discovered subsequent to the issuance of the original financial statements and to correct errors that were discovered during the financial statement audits for the respective years but which were not recorded because they were considered at the time of the original financial statement issuance to be immaterial. In addition, the quarterly results for 2006 and the first three quarters of 2007 were restated. Accordingly, the consolidated financial statements and footnote disclosures for the three and nine month periods ended September 30, 2007, as presented in this Form 10-Q, have been restated to reflect all adjustments related to those periods.
The accounting errors corrected in the restated consolidated financial statements are summarized as follows:
Computer software capitalized for sale to customers
The Company’s capitalization of internally developed software costs for sale was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ” (“FAS No. 86”), because substantially all of the costs were incurred prior to the point at which technological feasibility was established for the computer software under development. The costs were capitalized as part of the work performed by the Company’s Digital Solutions subsidiary which develops and sells computer software. The consolidated financial statements for the three and nine month periods ended September 30, 2007 have been restated to expense the improperly capitalized computer software development costs, net of accumulated amortization, in the correct accounting period.
Software developed for internal use
The Company improperly capitalized costs for software developed for internal use and did not properly follow AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”). The costs capitalized in error represented internal employee labor and outside consultant fees for developing the Company’s cost accounting, job-tracking, billing and other accounting systems, which, however, did not meet the criteria for capitalization under the SOP. The consolidated financial statements for the three and nine month periods ended September 30, 2007 have been restated to expense the amounts capitalized in error, net of accumulated amortization, in the correct accounting period.
Software revenue recognition
The Company’s computer software revenue recognition policy was not in accordance with AICPA Statement of Position No. 97-2 “Software Revenue Recognition", Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The revenue recognition policy, relating to the Company’s Digital Solutions subsidiary that develops and sells computer software, incorrectly resulted in the recognition of revenue before it was earned. The Company had multiple element arrangements subject to Statement of Position No. 98-9 for which it had not established vendor-specific objective evidence of fair value for certain undelivered elements. The Company improperly allocated revenues to various elements and as a result had improperly recorded revenue for certain delivered elements. The consolidated financial statements for the three and nine month periods ended September 30, 2007 have been restated to properly record revenue, net of the related deferred expenses, in the correct accounting period.

Other revenue recognition adjustments
The Company’s policy for revenue recognition related to its graphic-services operations was, in certain cases, not in accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that revenue only be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company accrues revenue for unbilled jobs relating to its graphics design business at the end of each month. Because the Company did not maintain effective controls over this process, revenue relating to certain jobs was recognized prior to one or more of the SAB No. 104 criteria being met. The consolidated financial statements for the nine month period ended September 30, 2007 have been restated to properly reflect revenue, net of the related inventory cost, in the correct accounting period.
Reserve reversal from litigation settlements
In the first quarter of 2007, the Company reversed certain pre-acquisition liabilities from its Seven acquisition related to a business arrangement with a bankrupt customer, for which it was determined that the liabilities no longer existed. The reversal of the liabilities should have been recorded in the fourth quarter of 2006, when the impact of the settlement agreement related to the bankrupt customer was recorded. The consolidated financial statements for the nine month period ended September 30, 2007 have been restated to reflect this transaction in the proper period.
Inventory valuation adjustments
The Company reviewed its procedures and methods for valuing work-in-process inventory during 2007 and concluded that certain period costs had been incorrectly included in the calculation of the overhead rates used to value work-in-process inventory, which primarily consists of deferred payroll and overhead costs. In addition, the originally issued consolidated financial statements included certain inventory accounting errors identified during prior year financial audits but which were not recorded at the time because they were considered to be immaterial. The consolidated financial statements for the three and nine month periods ended September 30, 2007 have been restated to exclude non-inventoriable costs from the inventory valuation and to record inventory errors that were considered to be immaterial when the original financial statements were issued.
Other adjustments, net
In the course of restating its consolidated financial statements for 2006 and 2005, the Company has recorded in the proper periods a number of transactions that were either previously identified but considered immaterial at the time of the original financial statement issuance or that were identified during the 2007 financial audit and related to prior periods. The consolidated financial statements for the three and nine month periods ended September 30, 2007 have been restated to record these adjustments in the correct accounting period.
Income tax adjustments
The consolidated financial statements for the three month and nine month periods ended September 30, 2007 have been restated to record the tax effect of the adjustments described above.

The following table sets forth a reconciliation of previously reported and restated net income:

	Three Months	Nine Months
	Ended September 30,	Ended September 30
	2007	2007

As reported — net income	$4,118	$21,908
Pre-tax adjustments:
Software capitalized for sale to customers	4,081	3,167
Software developed for internal use	(109)	(501)
Software revenue recognition	(46)	(482)
Other revenue recognition adjustments	—	(309)
Reserve reversal from litigation settlements	—	(1,751)
Inventory valuation adjustments	659	1,060
Other adjustments, net	(34)	335

Total adjustments to pretax income from continuing operations	4,551	1,519
Related tax effects of adjustments noted above	(1,823)	(627)

Total adjustments to income from continuing operations	2,728	892

As restated — net income	$6,846	$22,800

The following table sets forth a reconciliation of previously reported and restated earnings per share for the period shown:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2007	2007

Basic earnings per share:
Income per common share from continuing operations
As reported	$0.15	$0.82
Adjustments	$0.10	$0.04

As restated	$0.25	$0.86

Diluted earnings per share:
Income per common share from continuing operations
As reported	$0.15	$0.79
Adjustments	$0.10	$0.04

As restated	$0.25	$0.83

The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations and Consolidated Statements of Cash Flows:
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Previously		Previously
	Reported	Restated	Reported	Restated

Net sales	$130,874	$129,316	$404,884	$398,990
Cost of sales	89,394	83,311	263,790	256,976

Gross profit	41,480	46,005	141,094	142,014

Selling, general and administrative expenses	32,577	32,600	98,456	97,656

Operating income	8,903	13,405	42,638	44,358

Other income (expense):
Interest and dividend income	85	85	175	175
Interest expense	(2,303)	(2,278)	(7,133)	(7,046)

	(2,218)	(2,193)	(6,958)	(6,871)

Income from continuing operations before income taxes	6,685	11,212	35,680	37,487
Income tax provision	2,567	4,381	13,772	14,512

Income from continuing operations	4,118	6,831	21,908	22,975
Income (loss) from discontinued operations	—	15	—	(175)

Net income	$4,118	$6,846	$21,908	$22,800

Earnings per share:
Basic from continuing operations	$0.15	$0.25	$0.82	$0.86
Basic from discontinued operations	—	—	—	(0.01)

Basic from net income	$0.15	$0.25	$0.82	$0.85

Diluted from continuing operations	$0.15	$0.25	$0.79	$0.83
Diluted from discontinued operations	—	—	—	—

Diluted from net income	$0.15	$0.25	$0.79	$0.83

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2007
	Previously
	Reported	Restated

Operating activities
Net income	$21,908	$22,800
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,129	13,009
Amortization	2,619	2,619
Write-off software costs	3,343	—
Share-based compensation expense	776	776
Tax benefit from stock options exercised	(920)	(920)
Gain realized on sale of equipment	(995)	(995)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	16,040	16,598
Inventories	(464)	(2,385)
Prepaid expenses and other current assets	(1,238)	(1,339)
Trade accounts payable and accrued expenses	(15,755)	(13,708)
Income taxes refundable/payable	1,453	2,080

Net cash provided by operating activities	40,896	38,535

Investing activities
Proceeds from disposal of property and equipment	2,581	2,581
Capital expenditures	(12,677)	(10,880)
Acquisitions, net of cash acquired	(19,493)	(19,009)
Other	66	146

Net cash used in investing activities	(29,523)	(27,162)

Financing activities
Net principal payments on debt	(13,740)	(13,740)
Tax benefit from stock options exercised	920	920
Common stock dividends	(2,607)	(2,607)
Purchase of common stock	(42)	(42)
Issuance of common stock	3,294	3,294

Net cash used in financing activities	(12,175)	(12,175)
Effect of foreign currency rate changes	1,239	1,239

Net increase in cash and cash equivalents	437	437
Cash and cash equivalents beginning of period	10,177	10,177

Cash and cash equivalents end of period	$10,614	$10,614

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

The Company has presented unaudited restated consolidated balance sheet information as of December 31, 2007 in this Form 10-Q for the quarterly period ended September 30, 2008, to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income, to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3,527 as of December 31, 2007, a decrease in accumulated comprehensive income of $1,336 due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2,191. The accounting error has no effect on net income for any period after fiscal 2002.
The Company does not consider the correction of this error material to any financial statements included in its Form 10-K for the year ended December 31, 2007. As a result, the Company will present the impact of this correction in “Item 6, Selected Financial Data” and to the appropriate financial statements when it files its Form 10-K for the year ended December 31, 2008.

The following is a summary of the effect of the restatement on the December 31, 2007 Consolidated Balance Sheet:

	December 31, 2007
	Previously
	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$11,754	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $2,026	113,215	111,685
Inventories	21,902	21,563
Prepaid expenses and other	13,524	13,500
Current assets of discontinued operations	—	1,893
Deferred income taxes	4,755	4,755

Total current assets	165,150	165,150

Property and equipment, net	77,083	76,237
Goodwill	249,895	246,368
Intangible assets	41,528	41,528
Other assets	4,858	4,831
Long term assets of discontinued operations	—	873

Total assets	$538,514	$534,987

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$26,308	$26,040
Accrued expenses	52,420	52,296
Income taxes payable	4,754	4,754
Current portion of long-term debt	4,433	4,433
Current liabilities of discontinued operations	—	392

Total current liabilities	87,915	87,915

Long-term debt	105,942	105,942
Other long-term liabilities	24,547	24,547
Deferred income taxes	15,814	15,814

Stockholders’ Equity:
Common stock	216	216
Additional paid-in capital	184,110	184,110
Retained earnings	133,648	131,457
Accumulated comprehensive income, net	15,498	14,162

	333,472	329,945
Treasury stock, at cost	(29,176)	(29,176)

Total stockholders’ equity	304,296	300,769

Total liabilities and stockholders’ equity	$538,514	$534,987

The restatements described above resulted in a $8,305 decrease to retained earnings and a $577 increase to accumulated comprehensive income as of January 1, 2007.
NOTE 2. INTERIM RESULTS
Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
NOTE 3. DESCRIPTION OF BUSINESS
The Company is a leading provider of brand point management services, enabling companies of all sizes to connect their brands with consumers to create deeper brand affinity. The Company provides clients, at their option, access to a fully integrated or modular set of products and services on a global or local basis. The Company has been in operation since 1953, headquartered in Chicago, Illinois and is incorporated under the laws of the State of Delaware. The Company presently has operations in North America (U.S., Canada and Mexico), Asia (Singapore, China, Japan and Malaysia), Europe (United Kingdom, Belgium and Spain), India and Australia.

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
NOTE 4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2008	2007

Raw materials	$2,980	$3,090
Work in process	23,119	19,430

	26,099	22,520
Less: LIFO reserve	(957)	(957)

	$25,142	$21,563

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
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average shares-Basic	27,027	26,891	27,071	26,764
Effect of dilutive stock options	—	906	—	861

Adjusted weighted average shares and assumed conversions-Diluted	27,027	27,797	27,071	27,625

Since the Company was in a loss position for the three month and nine month periods ended September 30, 2008, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Stock options	459	514
NOTE 6. COMPREHENSIVE INCOME
The components of comprehensive income for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net income (loss)	$(6,676)	$6,846	$(1,640)	$22,800
Foreign currency translation adjustments	(6,051)	4,621	(6,485)	9,343

Comprehensive income (loss)	$(12,727)	$11,467	$(8,125)	$32,143

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
The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the three and nine month periods ended September 30, 2008 and September 30, 2007 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and using an accelerated expense attribution method. Compensation expense during the three and nine month periods ended September 30, 2008 and September 30, 2007 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine month periods ended September 30, 2008 and 2007, using the Black-Scholes option-pricing model.

	Nine Months ended September 30,
	2008	2007

Expected dividend yield	0.81%-0.83%	0.68%- 0.71%
Expected stock price volatility	31.5%-34.8%	28.24%-28.50%
Risk-free interest rate range	2.98%-3.75%	4.53%- 4.54%
Weighted-average expected life of options	6.5-7.5 years	5.5-6.0 years
Forfeiture rate	1.00%-2.00%	2.72%
The total fair value of options and restricted stock granted during the three and nine month periods ended September 30, 2008 was $408 and $2,217, respectively. As of September 30, 2008, there was $2,768 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2 years. Expense recognized under SFAS No. 123(R) for the three and nine-month periods ended September 30, 2008 was $362 and $918, respectively. Expense recognized under SFAS No. 123(R) for the three and nine month periods ended September 30, 2007 was $214 and $776 respectively.
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
The purchase price of $2,470 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment and $74 paid for acquisition-related professional fees. The Company has recorded a preliminary purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. A summary of the fair values assigned to the acquired assets is as follows:

Inventory	$1
Other current assets	1
Fixed assets	40
Customer relationships	1,174
Non-compete agreement	84
Trade names	33
Accounts payable	(48)
Income tax payable	(136)
Other current liabilities	(49)

Total cash paid at closing, net of $1,370 cash acquired	$1,100

At September 30, 2008, there is no goodwill related to this acquisition recorded in the Company’s consolidated financial statements. However, the purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for the seven month period ending December 31, 2008 and for calendar year 2009. The purchase price allocation will be adjusted if the additional purchase price amounts are earned, which may result in the recognition of goodwill in the Company’s consolidated financial statements. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
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

The purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010. The purchase price allocation will be adjusted if the additional purchase price amounts are earned. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company accrued $676 for a purchase price adjustment at September 30, 2008 and allocated the additional purchase price to goodwill. It is expected that this purchase price adjustment will be paid to the former owners in the fourth quarter of 2008. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
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
The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. In addition, the Company recorded a reserve of $666 as of the date of acquisition for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility is in the process of being expanded and upgraded to accommodate the combined operations and Benchmark will relocate upon completion of the facility improvements. It is expected that the Benchmark facility will be vacated during the fourth quarter of 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities.

The following table summarizes the reserve activity from December 31, 2007 through September 30, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$666	—	—	$666

	Balance			Balance
	March 31,			June 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$666	$(71)	—	$595

	Balance			Balance
	June 30,			September 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$595	$(36)	—	$559

The purchase price may be adjusted if certain sales targets are exceeded for the fiscal years ending May 31, 2008, and May 31, 2009. No purchase price adjustment was recorded for the fiscal year ended May 31, 2008 because the sales target was not exceeded. The Company is in the process of finalizing the integration plan for this acquisition. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.
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
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with EITF No. 95-3 and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $2,999 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of September 30, 2008.
The following table summarizes the reserve activity from December 31, 2007 through September 30, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Employee severance	$70	$—	$—	$70
Facility closure cost	3,851	(109)	(299)	3,443

Total	$3,921	$(109)	$(299)	$3,513

	Balance			Balance
	March 31,			June 30,
	2008	Adjustments	Payments	2008

Employee severance	$70	$(70)	$—	$—
Facility closure cost	3,443	—	(238)	3,205

Total	$3,513	$(70)	$(238)	$3,205

	Balance			Balance
	June 30,			September 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$3,205	$(23)	$(183)	$2,999

Total	$3,205	$(23)	$(183)	$2,999

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

In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with EITF No. 95-3 and as adjustments to current and non-current liabilities. The remaining reserve balance of $294 is included in accrued expenses and other non-current liabilities on the Consolidated Balance Sheet as of September 30, 2008.
The following table summarizes the reserve activity from December 31, 2007 through September 30, 2008:

	Balance			Balance
	December 31,			March 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$409	$(79)	$(8)	$322

Total	$409	$(79)	$(8)	$322

	Balance			Balance
	March 31,			June 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$322	$—	$—	$322

Total	$322	$—	$—	$322

	Balance			Balance
	June 30,			September 30,
	2008	Adjustments	Payments	2008

Facility closure cost	$322	$(28)	$—	$294

Total	$322	$(28)	$—	$294

Other acquisitions
During the third quarter of 2008, the Company accrued $86 for an anticipated first year earnout for a company acquired in 2007, to be paid subsequent to December 31, 2008. The additional purchase price was allocated to goodwill.
During the nine month period ended September 30, 2007, the Company paid $577 to the former owners of a company acquired in 2004. The additional purchase price was paid pursuant to the contingency provisions of the purchase agreements and was allocated to goodwill.
NOTE 9. DEBT
The Company borrows under a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. The credit agreement provides for a five-year unsecured revolving credit facility of $115,000, expandable to $125,000, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At September 30, 2008 and December 31, 2007, $42,333 and $36,655, respectively, was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet.

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
The Company also borrows under private placement financing agreements. The Company executed a Note Purchase and Private Shelf Agreement dated January 28, 2005, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the amount of $10,000, will mature in 2010 and bears interest at 4.81 percent. The second and third notes, each in the amount of $20,000, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99 percent and 5.17 percent, respectively. The total of these notes, $50,000, is included in Long-term debt on the Consolidated Balance Sheet as of both September 30, 2008 and December 31, 2007. The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, with an outstanding amount of $12,858, bears interest at 4.90 percent and is payable in annual installments of $2,143 from 2008 to 2013. The second note under this agreement, with an outstanding amount of $8,571, bears interest at 4.98 percent and is payable in annual installments of $1,429 from 2009 to 2014. The total of these notes, $21,429, is included in the Company’s September 30, 2008 financial statements as follows: $3,572 is included in Current portion of long-term debt and capital lease obligations, and $17,857 is included in Long-term debt. At December 31, 2007, the total outstanding under these notes, $22,857, was included in the Company’s financial statements as follows: $3,572 was included in Current portion of long-term debt and capital lease obligations, and $19,285 was included in Long-term debt. The notes issued under both these agreements are unsecured.
The borrowings under these agreements are subject to certain restrictive covenants. The Company is in compliance with all covenants as of September 30, 2008.
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs its annual impairment test as of December 31 each year; however, in the fourth quarter of 2008, the Company intends to change this to October 1 annually, commencing with October 1, 2008, in order to have the required testing completed prior to its year-end closing activities. This change will not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that this accounting change is preferable in its circumstances. This change is not anticipated to have an impact on the Company’s interim consolidated financial statements for any period presented. Recognizing that this constitutes a change in accounting principle under SFAS No.154, “Accounting Changes and Error Corrections, (“SFAS No. 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the Company intends to disclose this change in accounting principle in its future SEC filings.
The quarterly changes in the carrying amount of goodwill during 2008 were as follows:

	North America/	Other operating
	Europe segment	Segment	Total

Balance at December 31, 2007 (Restated)	$222,202	$24,166	$246,368
Additional purchase accounting adjustments	(267)	952	685
Adjustments to exit reserves	(188)	—	(188)
Adjustments to exit reserve present value	78	—	78
Foreign currency translation	(709)	(114)	(823)

Balance at March 31, 2008	$221,116	$25,004	$246,120

	North America/	Other operating
	Europe segment	Segment	Total

Balance at March 31, 2008	$221,116	$25,004	$246,120
Acquisitions	—	1,256	1,256
Additional purchase accounting adjustments	(766)	(6)	(772)
Adjustments to exit reserves	(70)	(71)	(141)
Adjustments to exit reserve present value	—	13	13
Foreign currency translation	196	12	208

Balance at June 30, 2008	$220,476	$26,208	$246,684

	North America/	Other operating
	Europe segment	Segment	Total

Balance at June 30, 2008	$220,476	$26,208	$246,684
Acquisitions	—	35	35
Additional purchase accounting adjustments	(9,889)	(1,205)	(11,094)
Adjustments to exit reserves	—	(36)	(36)
Adjustments to exit reserve present value	—	6	6
Foreign currency translation	(3,445)	(1,096)	(4,541)

Balance at September 30, 2008	$207,142	$23,912	$231,054

The Company’s intangible assets subject to amortization are as follows:

		September 30, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	15.0 years	$48,522	$(11,496)	$37,026
Digital images	5.1 years	918	(632)	286
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.2 years	1,254	(871)	383
Patents	20.0 years	84	(84)	—
Trade names	2.1 years	674	(473)	201
Contract acquisition cost	3.0 years	935	(597)	338

	14.0 years	$53,099	$(14,865)	$38,234

		December 31, 2007
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net
		(Restated)	(Restated)
Customer relationships	15.0 years	$48,767	$(9,058)	$39,709
Digital images	5.0 years	935	(493)	442
Developed technologies	3.0 years	712	(687)	25
Non-compete agreements	3.4 years	1,201	(717)	484
Patents	20.0 years	84	(84)	—
Trade names	2.2 years	658	(361)	297
Contract acquisition cost	3.0 years	935	(364)	571

	14.1 years	$53,292	$(11,764)	$41,528

Intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been our experience that customers are reluctant to change suppliers. Amortization expense related to the intangible assets was $1,036 and $3,101 for the three and nine month periods ended September 30, 2008, respectively, and $937 and $2,619 for the three and nine month periods ended September 30, 2007, respectively. Amortization expense for each of the next five years beginning October 1, 2008 is expected to be approximately $4,118 for fiscal year 2009, $3,643 for 2010, $3,198 for 2011, $3,130 for 2012 and $3,107 for 2013.
NOTE 11. INCOME TAXES
Income tax expense for the third quarter of 2008 was $5,280 compared to $4,381 for the third quarter of 2007. Included in the expense for the third quarter of 2008 is a $4,231 adjustment to increase FIN 48 reserves. The income tax expense for the nine month periods ended September 30, 2008 and September 30, 2007 was $8,915 and $14,512, respectively. The effective tax rate for the nine month periods ended September 30, 2008 and September 30, 2007 was 116.0 percent and 38.7 percent, respectively. The increase in the year-to-date effective rate for 2008 compared to 2007 is due to an increase in FIN 48 tax reserves of $3,095, valuation allowances of $1,551 and the recording of a federal provision-to-return adjustment of $585.
The Company has unrecognized tax benefits of $7,786 and $13,597 at September 30, 2008 and December 31, 2007, respectively. During the quarter ended September 30, 2008, the Company effectively settled the IRS audit of the former Seven Consolidated Group tax years 1996 to 2003 and paid additional interest in the amount of $964 and a partial settlement of related state taxes in the amount of $619 with the filing of amended returns reflecting the IRS adjustments. In addition, the Company effectively settled Internal Revenue Service audits of Schawk Inc. for the years 2005 and 2006 with no additional taxes due. As a result of the closures of these audits, the Company recorded a decrease during the third quarter of 2008 in its FIN 48 reserves of $5,273 as a reduction to goodwill and $1,175 as a reduction to the income tax provision and an increase in its deferred tax assets of $5,278 as a reduction to goodwill. In addition, for the third quarter of 2008, the Company established reserves for new uncertain tax positions of $4,550 related to the Company’s foreign operations.
The pre-acquisition income tax years for the former Seven Consolidated Group are closed through 2004. The federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2006. The Company is not currently under IRS examination for any open tax years. The Company is currently under examination by various state and local tax authorities for years ranging from 2000 to 2005.
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
Corporate consists of unallocated general and administrative activities and associated expenses including in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and employee benefit plans are included in corporate and not allocated to operating segments.
The company has disclosed operating income (loss) as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements.

Segment information relating to results of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Sales to External Customers:
North America and Europe	$105,002	$108,777	$324,255	$342,423
Other operating segments	19,165	20,539	56,797	56,567

Total	$124,167	$129,316	$381,052	$398,990

Operating Income (loss):
North America and Europe	$9,546	$16,702	$39,986	$54,098
Other operating segments	(931)	1,231	(2,418)	3,982
Corporate	(8,010)	(4,528)	(24,983)	(13,722)

Operating income	605	13,405	12,585	44,358

Interest expense, net	(1,562)	(2,193)	(4,898)	(6,871)

Income (loss) from continuing operations before income taxes	$(957)	$11,212	$7,687	$37,487

NOTE 13. CONTINGENCIES
Kohlberg & Company Indemnity
The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that, as a result, such funds should not be released but rather paid out to Schawk, Inc. Kohlberg has denied that it has any indemnity obligations to the Company. At September 30, 2008, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. During the third quarter ended September 30, 2008, the Company paid interest of $964 in final settlement of Internal Revenue Service audits of Seven Worldwide, Inc. for the years 1996-2003. Additionally during the third quarter, 2008, the Company paid $619 as a partial settlement of state taxes with the filing of amended returns reflecting Internal Revenue Service adjustments. The Company believes it is entitled to indemnification for all amounts under the terms of the stock purchase agreement and that recoverability is probable.
NOTE 14. COST REDUCTION PLAN
Beginning in the second quarter of 2008, the Company incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three month and the nine month periods ended September 30, 2008 was $1,942 and $5,116 respectively. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The following table summarizes the expense recorded and the cash payments for the three and nine month periods ended September 30, 2008. The remaining reserve balance of $3,188 is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet at September 30, 2008.

	Employee	Lease
	Terminations	Obligations	Total

Second quarter 2008:
Expense recorded	$1,677	$908	$2,585
Cash payments	(341)	(114)	(455)

Liability balance June 30, 2008	1,336	794	2,130
Third quarter 2008:
Expense recorded	1,144	795	1,939
Cash payments	(670)	(211)	(881)

Liability balance September 30, 2008	$1,810	$1,378	$3,188

In addition to the expense shown in the table above, the Company recorded fixed asset impairment charges related to its cost reduction plan in the amount of $3 and $592 for the three and nine month periods ended September 30, 2008, respectively.
The total expense of $1,942 and $5,116 recorded in the three and nine months periods ended September 30, 2008 respectively, is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. For the three month period ended September 30, 2008, $1,589 was recorded in the North America and Europe segment, $148 was recorded in the Other operating segment and $205 was recorded in Corporate. For the nine month period ended September 30, 2008, $3,986 was recorded in the North America and Europe segment, $697 was recorded in the Other operating segment and $433 was recorded in Corporate.
NOTE 15. IMPAIRMENT OF LONG-LIVED ASSETS
During the third quarter of 2008, the Company made a decision to sell certain land and buildings which are currently leased to a third party and engaged an independent appraiser to assess their market value. Based on the appraisal report, the Company determined that the carrying value of the property could not be supported by its estimated market value. The carrying value at September 30, 2008 of $5,185 was written down to its estimated fair value, less anticipated cost to sell, of $2,085. The $3,100 charge is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the North America and Europe segment.
The Company has engaged a real estate broker to market the property and expects a sale to occur within the next twelve months. In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the adjusted carrying value of the land and buildings is classified as “Assets held for sale” on the Consolidated Balance Sheet as at September 30, 2008.
During the second and third quarter of 2008, software that had been capitalized by the Company in accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the asset might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs.
As a result of these circumstances, the Company has written down the capitalized costs of the software to fair value. The amount of this write-down in the three and nine months period ended September 30, 2008 was $152 and $2,336, respectively, and is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the North America and Europe segment.
Also included in Impairment of long-lived assets in the Consolidated Statement of Operations is $199 of additional fixed asset impairments recorded during the three and nine months period ended September 30, 2008, mainly related to leasehold improvements at a production facility where the lease was terminated prior to the contractual lease termination date. The expense was recorded in the North America and Europe segment.
Additionally, during the three and nine months period ended September 30, 2008, the Company incurred $3 and $592, respectively, of fixed asset impairments relating to its cost reduction plan - refer to Note 14.

NOTE 16. DISCONTINUED OPERATIONS
During the third quarter of 2008, the Company made a decision to sell its large format printing operation located in Toronto, Canada and began actively marketing the business to potential buyers. The operation to be sold is a separate reporting unit and is considered to be outside of the Company’s core business. The Company expects to complete a sale of the business within one year. In accordance with SFAS No. 144, the Company has classified the business for sale as discontinued operations.
The Company recorded an impairment loss of $622 during the third quarter of 2008 to write-down the net assets of the business to fair value, less cost to sell. The impairment charge is included in Income (loss) from discontinued operations on the Company’s Consolidated Statement of Operations. In addition, the results of operations of the business to be sold are reported as discontinued operations for all periods presented in this quarterly report and the assets and liabilities of the discontinued operation have been segregated in the Consolidated Balance Sheet.
Operating results for the discontinued operations for the periods presented in this quarterly report are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$1,279	$1,473	$4,237	$4,163
Cost of sales	979	1,083	3,094	3,357

Gross profit	300	390	1,143	806

Selling, general and administrative expenses	334	366	1,137	1,082
Impairment writedown	622	—	622	—

Operating income (loss)	(656)	24	(616)	(276)

Interest expense	—	—	—	12

Income (loss) before income taxes	(656)	24	(616)	(288)
Income tax provision	(217)	9	(204)	(113)

Net income (loss)	$(439)	$15	$(412)	$(175)

Summarized assets and liabilities of the discontinued operations are as follows:

	September 30,	December 31,
	2008	2007

Trade accounts receivable, net	$1,418	$1,530
Inventories	345	339
Prepaid expenses and other current assets	27	24

Current assets of discontinued operations	$1,790	$1,893

Property and equipment, net	$580	$846
Other assets	26	27

Long-term assets of discontinued operations	$606	$873

Trade accounts payable	$303	$268
Accrued expenses	766	124

Current liabilities of discontinued operations	$1,069	$392

Net assets of discontinued operations	$1,327	$2,374

NOTE 17. GAINS AND LOSSES FROM FOREIGN CURRENCY TRANSACTIONS
For the three month periods ended September 30, 2008 and September 30, 2007, the Company recorded pre-tax foreign exchange losses (gains) of $1,909 and ($54), respectively. For the nine month periods ended September 30, 2008 and September 30, 2007, these losses (gains) were $1,383 and ($35), respectively. These losses (gains) were recorded by international subsidiaries primarily for unhedged currency exposure arising from intercompany debt obligations. These losses (gains) are included in selling, general and administrative expenses in the Consolidated Statement of Operations.
NOTE 18. RECENT ACCOUNTING PRONOUNCEMENTS
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
EXECUTIVE-LEVEL OVERVIEW
Financial results
Net sales decreased to $124.2 million in the third quarter of 2008 from $129.3 million in the third quarter of 2007. The year to date 2008 net sales decreased to $381.1 million from $399.0 million in 2007. The loss for the third quarter 2008 from continuing operations was $6.2 million or $0.23 per fully diluted share as compared to income from continuing operations of $6.8 million or $0.25 per fully diluted share in the third quarter of 2007. For the nine months ended September 30, 2008, the loss from continuing operations was $1.2 million or $0.05 per fully diluted share, as compared to income from continuing operations of $23.0 million or $0.83 per fully diluted share for the nine months ended September 30, 2007. During the third quarter of 2008, the Company experienced a slowdown in business as compared to the third quarter of 2007. The slowdown was particularly evident in our domestic business in the United States, which represents more than two-thirds of our sales. The quarter-over-quarter sales decline was the result of lower sales in the North America and Europe reportable segment, which declined by $3.8 million, or 3.5 percent and lower sales in the Other reportable segment of $1.3 million or 6.3 percent.

The year to date sales decline was the result of lower sales in the North America and Europe reportable segment, which declined by $18.1 million or 5.3 percent.
The Company recorded expenses of $1.9 million and $5.1 million in the third quarter and year-to-date periods of 2008, respectively, related to its cost reduction plan. In addition, the Company recorded $3.5 million and $5.6 million of impairment charges in the third quarter and year-to-date periods of 2008, respectively, related primarily to land and buildings which are for sale and for internally developed software which is not being used as originally intended.
Business overview
Marketing, promotional and advertising spending by consumer products companies and retailers drives a majority of the Company’s revenues. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. The Company’s business in this area involves producing graphic images for various applications. Generally, the Company or a third party creates an image and then the image is manipulated to enhance the color and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSI’s) and magazine ads. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:
•	Strategic Analysis

•	Planning and Messaging

•	Conceptual Design

•	Content Creation

•	File Building

•	Retouching

•	Art Production

•	Pre-Media
The Company’s involvement in a client project may involve many of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or ''job’’, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a ''low fat’’ banner on a food package. Essentially, such changes equal new revenue for us. The Company is paid for its graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.
Historically, a substantial majority of the Company’s revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with such frequency and lack of notice, and client turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Additionally, changing regulatory requirements necessitate new packaging and a high degree of documentation. Lastly, there are a number of health related ''banners’’ that are added to food and beverage packaging, such as ''heart healthy,’’ ''low in carbohydrates,’’ ''enriched with essential vitamins,’’ ''low in saturated fat’’ and ''caffeine free.’’ All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.
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
In the first three quarters of 2008, approximately 8.6 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.

Cost reduction actions
Beginning in the second quarter of 2008, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three month and the nine month periods ended September 30, 2008 was $1.9 million and $5.1 million, respectively. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The total expense of $1.9 million and $5.1 million recorded in the three and nine month periods ended September 30, 2008, respectively, is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. For the three month period ended September 30, 2008, $1.6 million was recorded in the North America and Europe segment, $0.1 million was recorded in the Other operating segment and $0.2 million was recorded in Corporate. For the nine month period ended September 30, 2008, $4.0 million was recorded in the North America and Europe segment, $0.7 was recorded in the Other operating segment and $0.4 million was recorded in Corporate. See Note 14 for additional information.
The restructuring costs are expected to total between $7.0 million and $8.5 million in 2008. Non-cash charges are expected to comprise $0.7 million of the total charges. Costs savings in 2008 are estimated to range between $4.0 million and $5.0 million with full year 2009 savings expected to be between $13.0 million and $15.0 million.
Discontinued operations
During the third quarter of 2008, the Company made a decision to sell its large format printing operation located in Toronto, Canada and began actively marketing the business to potential buyers. The operation to be sold is a separate reporting unit and is considered to be outside of the Company’s core business. The Company expects to complete a sale of the business within one year. In accordance with SFAS No. 144, the Company has classified the business for sale as discontinued operations.
The Company recorded an impairment loss of $622 during the third quarter of 2008 to write-down the net assets of the business to fair value, less cost to sell. The impairment charge is included in Income (loss) from discontinued operations on the Company’s Consolidated Statement of Operations. In addition, the results of operations of the business to be sold are reported as discontinued operations for all periods presented in this quarterly report and the assets and liabilities of the discontinued operation have been segregated in the Consolidated Balance Sheet.
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

The Company has presented unaudited restated consolidated balance sheet information as of December 31, 2007 in this Form 10-Q for the three months ended September 30, 2008 to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3.5 million as of December 31, 2007, a decrease in accumulated comprehensive income of $1.3 million due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2.2 million. The accounting error has no effect on net income for any period after fiscal 2002.
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
Accounts Receivable. The Company’s clients are primarily consumer product manufacturers, converters and advertising agencies; retailers, both grocery and non-grocery and entertainment companies, none of which individually represents more than 9 percent of total revenue. Accounts receivable consists primarily of amounts due to the Company from its normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on its historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $1.8 million was established at September 30, 2008, compared to an allowance of $2.0 million at December 31, 2007. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. A 10 percent to 20 percent increase in the Company’s write-off experience would result in an approximately $0.1 million to $0.2 million increase in bad debt expense for a given period, based upon the Company’s methodology for calculating the allowance for doubtful accounts.
Impairment of Long-Lived Assets. The Company evaluates the recoverability of long-lived assets by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that impairment may have occurred. During the third quarter of 2008, the Company made a decision to sell certain land and buildings which are currently leased to a third party and engaged an independent appraiser to assess their market value. Based on the appraisal report, the Company determined that the carrying value of the property could not be supported by its estimated market value. The carrying value at September 30, 2008 of $5.2 million was written down to its estimated fair value, less anticipated cost to sell, of $2.1 million. The $3.1 million charge is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the North America and Europe segment.

The Company has engaged a real estate broker to market the land and buildings and expects a sale to occur within the next twelve months. In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” “(SFAS No. 144”), the estimated fair value of the land and buildings is classified as “Assets held for sale” on the Consolidated Balance Sheet as at September 30, 2008.
During the second and third quarter of 2008, software that had been capitalized by the Company in accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the asset might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs.
As a result of these circumstances, the Company has written down the capitalized costs of the software to fair value. The amount of this write-down in the three and nine months periods ended September 30, 2008 was $0.2 million and $2.3 million, respectively, and is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the North America and Europe segment.
Also included in Impairment of long-lived assets in the Consolidated Statement of Operations is $0.2 million of additional fixed asset impairments recorded during the three and nine month periods ended September 30, 2008, mainly related to leasehold improvements at a production facility where the lease was prematurely terminated. The expense was recorded in the North America and Europe segment.
Additionally, during the nine months period ended September 30, 2008, the Company incurred $0.6 million of fixed asset impairments relating to its cost reduction plan — refer to Note 15.
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
The Company performs the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of Statement of Financial Accounting Standards (“SFAS No. 142”) “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature are defined primarily on a geographic basis. Goodwill is allocated to the reporting unit that benefits from the synergies arising from each business acquired. The impairment test performed by the Company is based on an estimate of the fair value of the Company’s reporting units. This fair value is calculated using a discounted cash flow of earnings model. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s common stock could result in an impairment charge. The Company determined that no adjustment to goodwill was necessary when it performed its annual impairment testing in 2007. However, in the second quarter of 2008, the Company determined that an error had occurred in its December 31, 2007 and previous years goodwill impairment test related to one of its Canadian operating units, Cactus, which required an adjustment to goodwill. See discussion above in “Goodwill impairment and restatement of previously issued financial statements” section for more information.
The Company did not identify any other events or changes in circumstances that would indicate an impairment condition existed at September 30, 2008.
The Company performs its annual impairment test as of December 31 each year; however, in the fourth quarter of 2008, the Company intends to change this to October 1 annually, commencing with October 1, 2008, in order to have the required testing completed prior to its year-end closing activities. This change will not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that this accounting change is preferable in its circumstances.

This change is not anticipated to have an impact on the Company’s interim consolidated financial statements for any period presented. Recognizing that this constitutes a change in accounting principle under SFAS No.154, “Accounting Changes and Error Corrections, (“SFAS No. 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3”, the Company intends to disclose this change in accounting principle in its future SEC filings.
Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven Worldwide Holdings in 2005, due to the dormancy of the companies generating the tax assets or due to income rules limiting the availability of the losses to offset future taxable income.
The Company reviews quarterly its position with respect to the recoverability of its deferred tax assets in accordance with Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No.109”). A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. During the second quarter of 2008, the Company reviewed its business plan with respect to its UK operations and determined that it is no longer more likely than not that deferred taxes provided for its UK net operating losses will be recovered. A valuation allowance of $1.5 million was provided in the second quarter, resulting in the net deferred tax assets of its UK operations being fully reserved.
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
The Company has unrecognized tax benefits of $7.8 million and $13.6 million at September 30, 2008 and December 31, 2007, respectively. During the quarter ended September 30, 2008, the Company effectively settled the IRS audit of the former Seven Consolidated Group for tax years 1996 to 2003 and paid additional interest in the amount of $1.0 million and a partial settlement of the state taxes in the amount of $0.6 million with the filing of amended returns reflecting the IRS adjustments. In addition, the Company effectively settled the Internal Revenue Service audits of Schawk Inc. for the years 2005 and 2006 with no additional taxes due. As a result of the closures of these audits, the Company recorded a decrease during the third quarter of 2008 in its FIN 48 reserves of $5.3 million as a reduction to goodwill and $1.2 million as a reduction to the income tax provision and an increase in its deferred tax assets of $5.3 million as a reduction to goodwill. In addition, for the third quarter of 2008, the Company established new uncertain tax positions of $4.6 million related to the Company’s foreign operations.
Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date and may be modified during the twelve-month period following the acquisition, as conditions change. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. See Note 8 to the Consolidated Financial Statements for further discussion. At September 30, 2008 and December 31, 2007, the Company had exit reserves of approximately $3.9 million and $5.0 million, respectively, that were included in Accrued expenses and Other non current liabilities on the Consolidated Balance Sheet, for exit activities completed primarily in 2005 and early 2006 for facility closure costs. The Company does not anticipate a significant increase or decrease in these reserves, as the Company does not anticipate a material change to the assumptions used with respect to the facility closure costs.

Results of operations
The following table sets forth, for the periods indicated, the percentage relationship to net sales of selected items in our consolidated income statement for continuing operations.
Schawk, Inc.
Comparative Consolidated Statements of Operations
Three Months Ended September 30, 2008 and 2007
Unaudited
(in thousands)

			$	%
	2008	2007	Change	Change
		(Restated)
Net sales	$124,167	$129,316	$(5,149)	(4.0%)

Cost of sales	81,300	83,311	(2,011)	(2.4%)

Gross profit	42,867	46,005	(3,138)	(6.8%)

Gross profit percentage	34.5%	35.6%

Selling, general and administrative expenses	36,869	32,600	4,269	13.1%
Acquisition integration and restructuring expenses	1,942	—	1,942	—
Impairment of long-lived assets	3,451	—	3,451	—

Operating income	605	13,405	(12,800)	(95.5%)

Operating income percentage	0.5%	10.4%

Other income (expense):
Interest income	63	85	(22)	(25.9%)
Interest expense	(1,625)	(2,278)	653	(28.7%)

	(1,562)	(2,193)	631	(28.8%)

Income (loss) from continuing operations before income taxes	(957)	11,212	(12,169)	nm
Income tax provision	5,280	4,381	899	20.5%

Effective income tax rate	nm	39.1%

Income (loss) from continuing operations, net of tax	(6,237)	6,831	(13,068)	nm

Income (loss) from discontinued operations	(439)	15	(454)	nm

Net income (loss)	$(6,676)	$6,846	$(13,522)	nm

Three months ended September 30, 2008 compared to three months ended September 30, 2007
Net sales in the third quarter of 2008 were $124.2 million compared to $129.3 million in the same period of the prior year, a reduction of $5.1 million, or 4.0 percent. The quarter-over-quarter decline in sales was the result of lower sales in North America and Europe, which declined by $3.8 million, or 3.5 percent and the Other reportable segment which declined by $1.3 million or 6.3 percent. Sales contributed by acquisitions for the three months ended September 30, 2008 compared to the same prior year period totaled $1.7 million or 1.4 percent. Excluding acquisitions, revenue would have declined by 5.3 percent versus the same period last year.

Consumer products packaging accounts sales in the third quarter of 2008 were $81.6 million, or 65.7 percent of total sales, as compared to $81.9 million or 63.3 percent in the same period of last year, representing a decline of 0.4 percent. Advertising and retail accounts sales of $31.1 million in the third quarter of 2008, or 25.1 percent of total sales, declined 10.0 percent as compared to the same period last year. Entertainment account sales of $9.2 million in the third quarter of 2008 or 7.4 percent of total sales, declined 17.5 percent as compared to the same period last year. Results during the third quarter compared with the year ago period mirror the slowdown in the U.S. economy as a number of customers have delayed projects, resulting in lower revenue for the Company. No major customers were lost during the quarter.
Gross profit was $42.9 million, or 34.5 percent, of sales in the third quarter of 2008, a decline of $3.1 million, or 6.8 percent, from $46.0 million or 35.6 percent of sales in the third quarter of 2007. The decrease in gross profit is largely attributable to the decrease in sales volume.
Operating income decreased by $12.8 million to $0.6 million in the third quarter of 2008 from $13.4 million in the third quarter of 2007. The third quarter 2008 operating income percentage was 0.5 percent compared to 10.4 percent in the 2007 third quarter. The decrease in operating income in the third quarter of 2008 compared to the third quarter of 2007 is principally due to lower sales volume as discussed above, acquisition integration and restructuring expenses of $1.9 million, charges for impairment of long-lived assets of $3.5 million and an increase in selling, general and administrative expenses of $4.3 million. The increase in selling, general and administrative expenses over the prior period is principally due to an increase in professional and consulting fees of $2.2 million attributable to audit fees and other costs related to the Company’s internal control remediation and related matters, and consulting fees related to the Company’s re-branding initiative and currency losses on foreign exchange transactions of $1.9 million.
The $1.9 million acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs in the third quarter of 2008.
During the third quarter of 2008, the Company recorded a $3.1 million long-lived asset impairment charge for property which it currently leases to a third party and has decided to sell. It was determined that the carrying value of the land and building could not be supported by the estimated market value of the property. During the quarter, the Company also wrote down the carrying value of certain software capitalized for internal use by $0.2 million and leasehold improvements by $0.2 million.
In addition, for the three months ended September 30, 2008 and September 30, 2007, the Company recorded pre-tax foreign exchange losses (gains) of $1.9 million and ($0.1) million respectively, These losses (gains) were recorded by international subsidiaries that had unhedged currency exposure arising primarily from intercompany debt obligations. The losses in the three months ended September 30, 2008 were primarily due to unrealized losses that are attributable to an 8.9 percent decline in the rate of the British pound in relation to the United States dollar and a 9.8 percent decline of the Malaysian ringgit in relation to the Australian dollar. These losses (gains) are included in selling, general and administrative expenses in the Consolidated Statement of Operations.
Interest expense in the third quarter of 2008 was $1.6 million compared to $2.3 million in the third quarter of 2007 as a result of a decrease in average outstanding debt and a reduction in average interest rates.
Income tax expense for the third quarter of 2008 was $5.3 million compared to $4.4 million in the third quarter of 2007. The third quarter income tax expense, which would be expected to be a tax benefit due to the pretax loss for the quarter, was affected by several tax adjustments, in particular an increase in reserves for new uncertain tax positions related to the Company’s foreign operations of $4.2 million.
In the third quarter of 2008, the Company recorded a $0.4 million loss, net of tax, from discontinued operations, representing an impairment writedown as well as the operating results for a business that was for sale at September 30, 2008.
Other Information
Depreciation and amortization expense was $5.1 million for both the third quarter of 2008 and 2007.
Capital expenditures in the third quarter of 2008 were $4.8 million compared to $3.1 million in the same period of 2007.

Schawk, Inc.
Comparative Consolidated Statements of Operations
Nine Months Ended September 30, 2008 and 2007
Unaudited
(in thousands)

			$	%
	2008	2007	Change	Change
		(Restated)
Net sales	$381,052	$398,990	$(17,938)	(4.5%)

Cost of sales	249,275	256,976	(7,701)	(3.0%)

Gross profit	131,777	142,014	(10,237)	(7.2%)

Gross profit percentage	34.6%	35.6%

Selling, general and administrative expenses	108,441	97,656	10,785	11.0%
Acquisition integration and restructuring expenses	5,116	—	5,116	—
Impairment of long-lived assets	5,635	—	5,635	—

Operating income	12,585	44,358	(31,773)	(71.6%)

Operating income percentage	3.3%	11.1%

Other income (expense):
Interest income	201	175	26	14.9%
Interest expense	(5,099)	(7,046)	1,947	(27.6%)

	(4,898)	(6,871)	1,973	(28.7%)

Income from continuing operations before income taxes	7,687	37,487	(29,800)	(79.5%)
Income tax provision	8,915	14,512	(5,597)	(38.6%)

Effective income tax rate	nm	38.7%

Income (loss) from continuing operations	(1,228)	22,975	(24,203)	nm

Loss from discontinued operations, net of tax	(412)	(175)	(237)	nm

Net income (loss)	$(1,640)	$22,800	$(24,440)	nm

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
Year to date net sales through September 30, 2008 were $381.1 million compared to $399.0 million in the same period of the prior year, a reduction of $17.9 million, or 4.5 percent. Year to date sales declined in the North America and Europe segment by $18.2 million, or 5.3 percent. Partially offsetting this sales decline was an increase is sales in the Company’s Other reportable segment of $0.3 million. Sales contributed by acquisitions for the nine months ended September 30, 2008 compared to the same prior year period totaled $7.5 million or 2.0 percent. Excluding acquisitions, revenue would have declined by 6.4 percent versus the same period last year.
Consumer products packaging accounts sales through September 30, 2008 were $246.7 million, or 64.8 percent of total sales, as compared to $248.9 million in the same period of last year, representing a decline of 0.9 percent. Advertising and retail accounts sales of $101.3 million through September 30, 2008, or 26.6 percent of total sales, declined 8.3 percent as compared to the same period of the prior year. Entertainment accounts sales of $28.3 million through September 30, 2008 or 7.4 percent of total sales, declined 18.1 percent as compared to the same period last year. Results during the nine month period ended September 30, 2008 compared with the year ago period mirror the slowdown in the U.S. economy as a number of customers have delayed projects, resulting in lower revenue for the Company. No major customers were lost during the nine month period ended September 30, 2008.

Gross profit was 34.6 percent in the first nine months of 2008, a decline from 35.6 percent in the same period of 2007. The decrease in gross profit of $10.2 million from the prior year period is largely attributable to the decrease in sales volume.
Operating income decreased to $12.6 million in the first nine months of 2008 from $44.4 million in the same period of 2007. For the first-nine months of 2008, the operating income percentage was 3.3 percent compared to 11.1 percent for the first nine months of 2007. The decrease in operating income in the first nine months of 2008 compared to the first nine months of 2007 is principally due to lower sales volume, cost reduction plan expenses of $5.1 million, charges for impairment of long-lived assets of $5.6 million and an increase in selling, general and administrative expenses of $10.8 million. The increase in selling, general and administrative expenses over the prior period is principally due to a $5.9 million increase in professional and consulting fees, which included audit fees and other costs related to the Company’s internal control remediation and related matters, professional fees for due diligence related to a potential acquisition which was not consummated, and consulting fees related to the Company’s re-branding initiative, as well as $2.6 million in selling, general and administrative expenses from companies acquired in 2007, currency losses of $1.4 million from foreign exchange transactions and a $1.1 million gain on sale of assets in the 2007 period that was not repeated in the 2008 period.
For the nine months ended September 30, 2008 and September 30, 2007, the Company recorded pre-tax foreign exchange losses of $1.4 million and $0 million, respectively. These losses were recorded by international subsidiaries that had unhedged currency exposure arising primarily from intercompany debt obligations. The losses in the nine months ended September 30, 2008 were primarily due to unrealized losses that are attributable to a 9.0 percent decline in the rate of the British pound.
Interest expense in the first nine months of 2008 was $5.1 million compared to $7.0 million in the first nine months of 2007 as a result of a decrease in average outstanding debt and a reduction in average interest rates. Outstanding debt fell by $16.5 million at September 30, 2008, compared to outstanding debt at September 30, 2007.
The effective tax rate for the nine month periods ended September 30, 2008 and September 30, 2007 was 116.0 percent and 38.7 percent, respectively. The increase in the effective rate for 2008 compared to 2007 is due to an increase in reserves for uncertain tax positions of $3.0 million, valuation allowances of $1.6 million and the recording of a federal provision to return adjustment of 0.6 million.
For the nine month period ended September 30, 2008, the Company recorded a $0.4 million loss, net of tax, from discontinued operations, representing an impairment writedown as well as the operating results for a business that was for sale at September 30, 2008.
Other Information
Depreciation and amortization expense was $16.1 million for the first nine months of 2008 compared to $15.6 million in the prior-year first nine months.
Capital expenditures in the first nine months of 2008 were $10.3 million compared to $10.9 million in the same period of 2007.
Liquidity and capital resources
As of September 30, 2008, the Company had $18.1 million in consolidated cash and cash equivalents, compared to $11.8 million at December 31, 2007. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations.

Cash provided by operating activities. Cash provided by operations was $24.3 million in the first nine months of 2008 compared to cash provided by operations of $38.5 million in the first nine months of 2007. The decrease in net cash provided by operating activities was mainly due to a decrease in income levels for the first nine months of 2008 compared to the first months of 2007. Depreciation and amortization expense in the first nine months of 2008 was $13.0 million and $3.1 million, respectively, as compared to $13.0 million and $2.6 million, respectively, in the first nine months of the prior year.
Cash used in investing activities. Cash used in investing activities was $12.0 million for the nine months ended September 30, 2008 compared to $27.2 million of cash used in investing activities during the comparable 2007 period. Capital expenditures were $10.3 million in the first nine months of 2008 compared to $10.9 million in the first nine months of 2007. The cash used in investing activities includes acquisitions in the first nine months of 2008 of $2.8 million compared to $19.0 million in the first nine months of 2007. Also the proceeds from the sale of property and equipment was $1.1 million in the first nine months of 2008 compared to $2.6 million in the first nine months of the prior year.
Cash used in financing activities. Cash used in financing activities in the first nine months of 2008 was $6.9 million compared to $12.2 million of cash used in financing activities during the first nine months of 2007. The cash used in financing activities in the first nine months of 2008 reflects $4.4 million of proceeds from debt compared to $13.7 million of payments on debt in the comparable 2007 period. The Company used $9.8 million to purchase shares of its common stock during the first nine months of 2008. No common stock was purchased in the comparable 2007 period. In addition, the Company received proceeds of $1.1million from the issuance of common stock during the first nine months of 2008 compared to $3.3 million in the first nine months of 2007. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan.
Dividends and share repurchases. Dividend payments on common stock were $2.6 million for both nine-month periods ended September 30, 2008 and 2007. It is anticipated that the Company will continue to pay dividends at the current level for the remainder of 2008. In February 2008, the Company’s Board of Directors authorized a share repurchase program to allow for the repurchase of up to two million shares. The Company amended its credit facility to allow for a greater number of shares to be repurchased by revising the restricted payments covenant under its credit facility to increase the limit to $45 million annually from $15 million annually. During the first nine months of 2008, the Company paid $9.8 million to purchase 636,300 shares pursuant to this authorization.
Revolving credit agreement and other indebtedness. The Company borrows under a credit agreement with JPMorgan Chase Bank, N.A, which provides for a five year unsecured revolving credit facility of $115.0 million, expandable to $125.0 million, with interest at LIBOR plus a margin based on the Company’s cash flow leverage ratio. At September 30, 2008 and December 31, 2007, $42.3 million and $36.7 million, respectively, was outstanding under this agreement and is included in Long-term debt on the Consolidated Balance Sheet. Approximately $72.7 million was available under the credit facility at September 30, 2008, without regard to the facility’s accordion feature. The Company also has borrowings under a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the amount of $10.0 million, will mature in 2010 and bears interest at 4.81 percent. The second and third notes, each in the amount of $20.0 million, mature in 2011 and 2012, respectively, and bear interest at the rate of 4.99 percent and 5.17 percent respectively. The total of these notes, $50.0 million, is included in Long-term debt on the Consolidated Balance Sheet as of both September 30, 2008 and December 31, 2007.
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
The Company also sold a series of notes under a Note Purchase Agreement dated December 23, 2003. The first note under this agreement, with an outstanding amount of $12.9 million, bears interest at 4.9 percent and is payable in annual installments of $2.1 million from 2008 to 2013. The second note under this agreement, with an outstanding amount of $8.6 million, bears interest at 4.98 percent and is payable in annual installments of $1.4 million from 2009 to 2014. The total of these notes, $21.4 million, is included in the Company’s September 30, 2008 financial statements as follows: $3.6 million is included in Current portion of long-term debt and capital lease obligations, and $17.8 million is included in Long-term debt. At December 31, 2007, the total outstanding under these notes, $22.9 million, was included in the

Company’s financial statements as follows: $3.6 million was included in Current portion of long-term debt and capital lease obligations, and $19.3 million was included in Long-term debt. The notes issued under both these agreements are unsecured.
Long-term debt increased to $110.2 million at September 30, 2008 from $105.9 million at December 31, 2007. Management believes that the level of working capital is adequate for the Company’s liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its operations, either through currently available cash and cash generated from future operations, or pursuant to its revolving credit facility.
Off-balance sheet arrangements and contractual obligations
The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
There have been no material changes in the Company’s minimum debt, lease and other material noncancelable commitments from those reported in the Company’s Form 10-K for the year ended December 31, 2007, except as follows:
The table below shows the change in the Company’s contractual obligations related to uncertain tax positions from December 31, 2007 to September 30, 2008.

		Less Than	One to Three
	Total	One Year	Years

Uncertain tax positions – December 31, 2007	$16,188	$8,142	$8,046
Uncertain tax positions – September 30, 2008	8,997	1,452	7,545

Decrease	$7,191	$6,690	$501

The decrease in uncertain tax positions reflects the settlement of various tax audits and statute of limitation closures during the nine months ended September 30, 2008.
Recent Accounting Pronouncements
See Note 18 to the consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as

of the end of the period covered by this report. Based upon the material weaknesses in its internal controls identified and discussed in its Form 10-K for the fiscal year ended December 31, 2007, and as further discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of September 30, 2008.
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
Revenue Recognition
The Company determined that it had a deficiency in internal control over revenue recognition. In the fourth quarter of 2007, the Company put processes in place to improve its compliance with the revenue recognition policy under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”); however, as of December 31, 2007, the Company had not established effective controls over revenue recognition. Specifically, it had not designed effective controls to ensure that all criteria of revenue recognition are met prior to invoicing. It also had not designed an effective control over the process to accurately record amounts related to earned but unbilled revenue at period end.
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
Accounting for Capitalized Software Costs
Software developed for sale to third parties. The Company identified a material weakness in internal controls related to the capitalization of internally developed software costs with respect to software for sale to third parties as of December 31, 2007. The Company’s capitalization of software developed for sale to third parties was not in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” in that the Company was capitalizing costs before technological feasibility was reached.
Software developed for internal use. Management also concluded that the Company had a material weakness in internal controls related to the accounting for costs pertaining to internal use software as of December 31, 2007. On certain software development projects, information required in employee time reports was not consistently maintained, and required project documentation, in particular formal project plans, and commencement and completion dates of project phases was not prepared and monitored. In addition, certain external costs were improperly capitalized. As a result, the Company capitalized amounts in error and did not properly follow the provisions of AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.
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
With respect to software revenue recognition, the Company has conducted training for the accounting personnel responsible for the software revenue accounting on the principles of AICPA Statement of Position No. 97-2 “Software Revenue Recognition”, Statement of Position No. 98-9 “Software Revenue Recognition, with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” and has added detailed accounts to the general ledger to improve the accounting for deferred revenues and costs. The Audit Committee of the board of directors has also directed internal audit to add testing of software revenue recognition to their audit program for 2008. During the third quarter, a review by internal audit of software revenue and related costs was performed and no exceptions to current accounting guidance was found.
Accounting for Internal Use software costs. With respect to software developed for internal use, in the fourth quarter of 2007, the Company instituted a more comprehensive timekeeping system to better document and monitor activities of both internal personnel and external contractors that work on software for internal use. The Company’s plan to remediate this weakness includes: developing controls to ensure that project plans clearly delineate activities relating to planning, application development and post implementation/support and that minor upgrades and enhancements are expensed as incurred and educating employees with respect to the requirements of AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Audit Committee of the board of directors has also directed internal audit to add testing of software capitalization to their audit program for 2008.
Accounting for income taxes. New controls are being developed to verify that formal reconciliations to the general ledger of all tax accounts are being prepared properly on a quarterly basis. In addition, a new monitoring control is being developed to monitor tax balances on a periodic basis in each of the twelve countries in which the Company currently operates. The Company is expecting to add resources as required to improve accounting for income taxes. An external accounting firm tests internal controls on an annual basis for the Company. The Company intends to ensure that the additional controls will be implemented prior to December 31, 2008.
Entity-level controls. The Company continues to develop a process to emphasize at all levels of the Company’s organization the importance of internal controls. The Company is seeking to institutionalize a stronger commitment to internal controls and to verify that all process owners are involved with the performance of internal controls. The Company will provide training, as appropriate, to process owners on the appropriate requirements to document and perform internal control procedures. The Company plans to implement additional formal policies and procedures over performance and formalized review of its internal controls and significant accounting procedures and to hire additional accounting personnel as necessary with the requisite areas of expertise to ensure proper accounting and reporting. Both permanent (including a new Chief Financial Officer) and interim financial management personnel have been hired to direct the remediation efforts on all material weaknesses and the Company is working with an accounting firm to design and implement new controls under the supervision of the Chief Financial Officer and the Audit Committee of the Board of Directors. In addition, personnel have been hired to monitor corporate and operations results and internal control.
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
Change in Internal Control over Financial Reporting
Except as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
ITEM 1A. RISK FACTORS
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A, of its Form 10-Q for the quarter ended March 31, 2008, descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Company’s prior reports as well as those described below (collectively, the “Risk Factors”) could materially adversely affect our business, financial condition, future results or trading price of our common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in our Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.
The price for our common stock can be volatile and unpredictable.
The market price of our common stock can be volatile and, recently, the market price of our common stock has experienced greater fluctuations. For example, from June 1 through September 1, 2008, the high and low sales price of our common stock on the New York Stock Exchange ranged from $17.49 to $9.92, and from September 1 through November 1, 2008, the high and low sales price of our common stock ranged from $18.61 to $10.46. The market price of our common stock may continue to experience strong fluctuations as a result of quarterly variations in our operating results, analysts’ earnings estimates or investors’ expectations concerning our future results and our business generally. In addition, the market price of our common stock may fluctuate due to broader market and industry factors, such as:
•	adverse information about, or the operating and stock price performance of, other companies in our industry or companies that comprise our client base, such as consumer goods companies;

•	deterioration or adverse changes in general economic conditions;

•	continued high levels of volatility in the stock markets due to, among other things, disruptions in the capital and credit markets; and

•	announcements of new clients or service offerings by our competitors.

These market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.
Our operating results may be adversely affected by issues that affect our clients’ spending decisions during periods of economic downturn.
Recent deterioration in global economic conditions, if sustained, along with continued volatility and disruption in the credit and capital markets and declining consumer and business confidence, could significantly impact the overall demand for our services. As our clients come under increasing pressures, it may result in, among other consequences, a reduction in our clients’ spending on the services that we provide, which could have a material adverse effect on our operating cash flows, financial condition or results of operations.
Impairment charges have had and could continue to have a material adverse effect on our financial results.
During the third quarter of 2008, we recorded a $3.1 impairment charge related to land and buildings that we lease to a third party. We have also recorded impairment charges in the past in connection with our cost reduction plan and certain capitalized software costs. Future events may occur that could adversely affect the value of our assets and require additional impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of deteriorating economic environment generally. Circumstances and conditions that gave rise to these charges may continue in the future, which may create a need to record additional impairment adjustments that could have a material adverse affect on our financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Company
As previously disclosed, the Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. In prior years, the current general authorization allowed the Company to repurchase up to $2 million in shares of Company common stock in the open market per year. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program to allow for the repurchase of up to two million shares. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the nine months ended September 30, 2008. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
The following table summarizes the shares repurchased by the Company during the three months ended September 30, 2008:
(amounts in thousands, except per share amounts)

				Maximum No. of
	Total No.	Avg. Price	No. Shares Purchased	Shares that May Yet
	Shares	Paid Per	as Part of Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program

7/1 – 7/31	—	—	—

8/1 – 8/31	119	$14.24	119	1,881

9/1 – 9/30	517	$15.71	517	1,364

Total	636	$15.43	636

ITEM 6. EXHIBITS
A. Exhibits

EXHIBIT #	DESCRIPTION

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Employment Agreement dated as of September 18, 2008 between Schawk, Inc. and Timothy J. Cunningham (incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 23, 2008).

18	Letter dated November 4, 2008 regarding change in accounting principle *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. * * Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of November, 2008.
Schawk, Inc.
(Registrant)
/s/ David A. Schawk
President, Chief Executive Officer and Director
/s/ Timothy J. Cunningham
Chief Financial Officer and Chief Accounting Officer