Form 10-K
period 2008-12-31
SCHAWK INC
filed 2009-06-11
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number 001-09335

SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	66-0323724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1695 South River Road Des Plaines, Illinois (Address of principal executive office)	60018 (Zip Code)
847-827-9494
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.008 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2008 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $128,633,000.

The number of shares of the Registrant’s Common Stock outstanding as of May 29, 2009, was 24,934,276.

SCHAWK, INC

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

General

Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) provide strategic, creative and executional graphic services and solutions to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. The Company, headquartered in Des Plaines, Illinois, has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 150 locations in 14 countries across North America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands.

The Company believes that it is positioned to deliver its offering in a category that is unique to its competition. This category, brand point management, reflects Schawk’s ability to provide integrated strategic, creative and executional services globally across the four primary points in which its clients’ brands touch consumers: at home, on the go, at the store and on the shelf. “At Home” includes brand touchpoints such as direct mail, catalogs, advertising, circulars, and the Internet. “On the Go,” includes brand touchpoints such as outdoor advertising, mobile/cellular and the Internet. “In the Store” includes brand touchpoints such as point-of-sale displays, in-store merchandising and interactive displays. “On the Shelf” focuses on packaging as a key brand touchpoint.

The Company’s strategic services are delivered primarily through its branding and design group, Anthem. These services include brand analysis and articulation, design strategy and design. These services help clients revitalize existing brands and bring new products to market that respond to changing consumer desires and trends. Anthem’s services also help retailers optimize their brand portfolios, helping them create fewer, smarter and potentially more profitable brands. The impact of changes to design and brand strategy can potentially exert a significant impact on a company’s brand, category, market share, equity and sales. Strategic services also represent Schawk’s highest value, highest margin services.

The Company’s creative services are delivered through various sub-specialty groups whose services include digital photography, 3D imaging, creative retouching, CGI (Computer Generated Images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), workflow management, interactive media, and large-format printing. These services support the creation, adaptation and maintenance of brand imagery used across brand touchpoints — including packaging, advertising, marketing and sales promotion — offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of original intellectual property, present a high-margin growth opportunity for Schawk.

The Company’s executional services are delivered primarily through its legacy premedia business which at this time continues to account for the most significant portion of its revenues, Premedia products such as color proofs, production artwork, digital files and flexographic, lithographic and gravure image carriers are supported by color management and print management services that the Company believes provides a vital interface between the creative design and production processes. The Company believes this ensures the production of consistent, high quality brand/graphic images on a global scale at the speed required by clients to remain competitive in today’s markets on global, regional and local scales. Additionally, the Company’s graphic lifecycle content management software and services facilitates the organization, management, application and re-use of proprietary brand assets. The Company believes that products such as BLUEtm confer the benefits of brand consistency, accuracy and speed to market for its clients.

As the only truly global supplier of integrated strategic, creative and executional graphics capabilities, Schawk helps clients meet their growing need for consistency across brand touchpoints from a single coordinated contact. A high level of consistency can impact clients’ businesses in potentially significant ways that include the retention and growth of the equity in their brands and improved consumer recognition, familiarity and affinity. The latter has the potential to help clients improve sales and market share of their brands. Additionally, through its global systems, the Company provides processes that reduce opportunities for third parties to counterfeit its clients’ brands in developing regions. The Company also believes that the more services that its clients purchase from Schawk, the greater the potential for substantial long-term cost-reductions across their graphic workflows.

The Company’s clients currently include more than 20 of the Fortune 100 companies and more than 50 of the Fortune 500 companies. These clients select Schawk for its comprehensive brand point management services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes its clients are increasingly choosing to outsource their graphic and creative services needs to it for a variety of reasons, including its:

•	ability to service our clients’ graphic requirements throughout the world;

•	rapid turnaround and delivery times;

•	comprehensive, up-to-date knowledge of the printing press specifications of converters and printers located throughout the world;

•	high quality design and creative capabilities with integrated production art expertise;

•	consistent reproduction of brand equity across multiple packaging and promotional media;

•	digital imaging asset management; and

•	efficient workflow management resulting in globally competitive overall cost to the client.

The Company also sees evidence that many consumer products manufacturers are continuing to outsource what they believe are “non-core competencies.” These non-core competencies include those functions that are outside the competency of creating and manufacturing the products they sell. This would include the type of services that Schawk offers.

In January 2005, the Company acquired one of its largest competitors, Seven Worldwide, Inc. (“Seven”) (formerly Applied Graphics Technologies, Inc.) and purchased the business of Winnetts from Weir Holdings, Inc. in December 2004. In February 2006, the Company sold certain operations, including substantially all of the prepress services business being provided through its Book and Publishing operations, most of which were acquired as part of the Seven Worldwide acquisition in 2005.

The Company’s operations are reported in three segments for financial reporting purposes as of December 31, 2008: United States and Mexico, Europe and Other. United States and Mexico is the dominant segment with 66 percent of consolidated revenues as of December 31, 2008. The Other segment consists of the Asia and Canada businesses, the Company’s Anthem Worldwide creative design business and the Company’s enterprise products business, Schawk Digital Solutions. At December 31, 2007, The Company’s operations were reported in two segments: the North America and Europe segment included all graphic service operations in the United States, Mexico, Canada and Europe. The Other segment included the Asia business, the Company’s Anthem Worldwide creative design business and the Company’s enterprise products business, Schawk Digital Solutions. .See “Our Services” for further description of these businesses.

Graphic Services Industry

Industry services.  The Company’s principal industry, premedia graphic services, includes the tasks involved in creating, manipulating and preparing tangible images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays and other promotional and/or advertising materials, and the Internet. Packaging for consumer products encompasses folding cartons, boxes, trays, bags, pouches, cans, containers, packaging labels and wraps. Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, color separation and plate manufacturing services. While graphic services represent a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic imaging work.

Size of industry.  The global graphic services industry has thousands of market participants, including independent premedia service providers, converters, printers and, to a lesser extent, advertising agencies. Most graphic services companies focus on publication work such as textbooks, advertising, catalogs, newspapers and magazines. The Company’s target markets, however, are high-end packaging, advertising and promotional applications for the consumer products, retail and pharmaceutical industries. The Company estimates the North American market for graphic services in the consumer products packaging industry is approximately $1.5 billion and the worldwide market is as high as $6.0 billion. The Company estimates the broader market for graphic services including publishing, advertising and promotional as well as packaging applications in North America may be as high as $8.0 billion and worldwide may be as high as $30.0 billion. Within the consumer products graphic industry, the market is highly fragmented with thousands of limited service partners, only a small number of which have annual revenues exceeding $20.0 million.

While the cost of technology has reduced some of the barriers to entry in relation to equipment costs, the demand for expertise, systems, speed, consistency and dependability that is scalable and can be delivered locally, regionally and globally have created a different and expanded set of entry barriers. As a result, the Company believes new start-ups have difficulty competing with it. Other barriers to entry include expanded restrictions and compliance requirements brought about by varying governmental regulations related to consumer products packaging, increasing customization demands of retailers, certainty of supply and many clients’ preference for established firms with a global reach. The Company believes that the number of graphic services providers to the consumer products industry will continue to diminish due to consolidation and attrition caused by competitive forces such as accelerating technological requirements for advanced systems, the need for highly skilled personnel and the growing demands of clients for full-service knowledge based regional and global capabilities.

Graphic services for consumer products companies.  High quality graphic services are critical to the effectiveness of any consumer products’ marketing strategy. A strategic, creative or executional change in the graphic image of a package, advertisement or point-of-sale promotional display can dramatically increase sales of a particular product. New product development has become a vital strategy for consumer products companies, which introduce thousands of new products each year. In addition to introducing new products, consumer products companies are constantly redesigning their packaging, advertising and promotional materials for existing products to respond to rapidly changing consumer tastes (such as the fat or carbohydrate content of foods), current events (such as major sports championships and blockbuster film releases) and changing regulatory requirements. The speed and frequency of these changes and events have led to increased demand for shorter turnaround and delivery time between the creative design phase and the distribution of packaged products and related advertising and promotional materials that promote them. Moreover, the demand for global brand equity consistency between visuals and copy across brand touchpoints — a product package, point of sale, advertisement out of home advertising and more recently online media — has been accelerating. The Company believes that all of these factors lead consumer products and retail companies to seek out larger graphics services companies with integrated strategic, creative and executional service offerings with a geographic reach that will enable them to bring their products to market more quickly, consistently and efficiently.

Graphic services for consumer product packaging present specific challenges. Packaging requirements for consumer products are complex and demanding due to variations in package materials, shapes, sizes, substrates, custom colors, storage conditions, expanding regulatory requirements and marketing objectives. An ever-increasing number of stock-keeping units, or SKUs, compete for shelf space and market share, making product differentiation essential to our clients. In recent years consumer products companies have redirected significant portions of their marketing budgets toward package design and point-of-sale media as they recognize the power of point-of-sale marketing on consumer buying behavior. Because premedia services represent only a small portion (estimated to be less than 10 percent) of the overall cost of consumer products packaging, changes in package design have only a modest impact on overall costs. Recognizing this high benefit/low cost relationship and the continuous need to differentiate their offerings, consumer products companies change package designs frequently as part of their core marketing strategy.

Factors driving increased demand for our brand point management services.  Rapidly changing consumer tastes, shifting marketing budgets, the need for product differentiation, changing regulatory requirements, the relative cost-effectiveness of packaging redesign and other factors described above have all led to a significant increase in the volume and frequency of package design modifications. This increase, along with the related changes in advertising and promotional materials, has resulted in significantly increased demand for the services Schawk provides.

Our Services

Schawk’s offerings include strategic, creative and executional services related to three core competencies: graphic services, brand strategy and design, and software.

Graphic services.  Under the Schawk brand, graphic services encompasses a number of creative and executional service offerings including traditional premedia business as well as high-end digital photography, color retouching, large format digital printing and sales and promotional samples. Additionally, Schawk offers digital three-dimensional modeling of prototypes or existing packages for its consumer products clients. Graphic service operations are located throughout North America, Europe and Asia. Graphic service business represented approximately 90 percent of the Company’s revenues for the twelve months ended December 31, 2008.

Brand strategy and design.  Under the Anthem Worldwide (“Anthem”) brand, the Company offers brand consulting and creative design for packaging applications to Fortune 1000 consumer products companies, food and beverage retailers and mass merchandisers. Anthem consists of leading creative design firms acquired since 1998 in Toronto, San Francisco, Cincinnati, Sydney, London, York, England, Melbourne and Hilversum, The Netherlands, as well as start-ups in Chicago, New Jersey, New York, and Singapore. Anthem represented approximately 9 percent of the Company’s overall revenues for the twelve months ended December 31, 2008.

Software.  Services that help differentiate Schawk from its competitors are its software products and services that include graphic lifecycle content management systems that are comprised of digital asset management, workflow management and online proofing modules. Schawk offers these services through its digital solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies, pharmaceutical companies and retail companies. Through its integrated software solution, BLUEtm, Schawk Digital Solutions works with clients to organize their digital assets, streamline their internal workflow and improve efficiency. The improved speed to market allows consumer products companies to increase the number of promotions without increasing costs. Schawk’s software products are supported with managed services, asset optimization, implementation and support and training for clients. Enterprise products represented approximately 2 percent of the Company’s revenues for the twelve months ended December 31, 2008.

To capitalize on market trends, management believes the Company must continue to provide clients with the ability to make numerous changes and enhancements while delivering additional value directed at meeting the expanded needs of its clients within increasingly shorter turnaround times. Accordingly, the Company focuses its efforts on improving its response times and continues to invest in rapidly emerging technology and the continuing education of its employees. The Company also educates its clients on the opportunities and complexities of state-of-the-art equipment and software. For example, the Company has anticipated the need to provide services to comply with expanded regulatory requirements related to proposed regulations regarding food, beverage and product safety. The Company believes that its ability to provide quick turnaround, expanded services and delivery times, dependability and value-added training and education programs will continue to give it a competitive advantage in serving clients who require high volume, high quality product imagery.

Over the course of our business history, the Company has developed strong relationships with many of the major converters and printers in the United States, Canada, Europe and Asia. As a result, the Company has compiled an extensive proprietary database containing detailed information regarding the specifications, capabilities and limitations of printing equipment in the markets it serves around the world. This database enables it to increase the overall efficiency of the printing process. Internal operating procedures and conditions may vary from printer to printer, affecting the quality of the color image. In order to minimize the effects of these variations, the Company makes necessary adjustments to the color separation work to account for irregularities or idiosyncrasies in the printing presses of each of the clients’ converters. The Company’s database also enhances its ability to ensure the consistency of its clients’ branding strategies. The Company strives to afford its clients total control over their imaging processes with customized and coordinated services designed to fit each individual client’s particular needs, all aimed at ensuring that the color quality, accuracy and consistency of a client’s printed matter are maintained.

Summary financial information for continuing operations by significant geographic area is contained in note 19 to the Company’s consolidated financial statements.

Competitive Strengths

The Company believes that the following factors have been critical to its past success and represent the foundation for future growth.

The Company is a leader in a highly fragmented market.  The Company is one of the world’s largest independent graphics services providers. There are thousands of independent market participants in its industry in North America and the vast majority of these are single-location, small niche firms with annual revenues of less than $20.0 million.

The Company believes that its size, expertise, breadth of services and global presence represent a substantial competitive advantage in its industry.

The Company has direct client relationships.  While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with its clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2008, the Company had more than 100 sites at or near client locations staffed by approximately 350 Schawk employees. The Company’s direct client relationships enable it to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

The Company has a comprehensive service offering.  The Company provides its clients with a comprehensive offering of integrated strategic, creative and executional services. The Company has built upon its core premedia services by acquiring and integrating high value/high margin services such as brand strategy and design, creative services and workflow management software and services. In addition to generating more revenue, the increased breadth of its service offering enables it to manage the premedia graphic process, from design and image creation to media fulfillment. This results in quicker, more consistent and cost-effective solutions for its clients, and in many cases enables its clients to undertake more product introductions or existing packaging alterations without exceeding their budgets.

The Company has unique global capabilities.  The Company has more than 150 locations in 14 countries across 4 continents. The Company has combined this global platform with its proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent and compelling brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their production internationally. The Company’s global presence and proprietary databases help ensure consistent and compelling brand images for its clients around the world.

The Company generates strong cash flow.  The Company has a proven record of generating strong cash flow through profitable growth in operating performance and a strong financial discipline. The Company has been able to manage its costs efficiently, address prevailing market conditions and avoid dependence on revenue growth to maintain or increase profitability. Also, historically, the Company has had only a modest need for capital investment. The Company believes that these factors should enable it to continue to generate strong cash flow.

Strategy

The Company’s goal is to enhance its leadership position in the graphic services industry. Our strategies to realize this objective include:

Capitalizing on our recently enhanced platform.  The Company seeks to capitalize on the breadth of its services and its global presence. The Company’s dedicated business development team emphasizes the ability to tailor integrated solutions on a global scale to meet its clients’ specific needs. Its total brand point management approach yields new opportunities by expanding service offerings to existing clients and winning global representation of clients previously using its services only in a single market. This strategy is expected to drive additional organic growth in the future.

Matching our services to the needs of our clients.  The Company’s clients continually create new products and seek to extend and enhance their existing brands while maximizing brand equity consistency across the regions in which they sell their products, whether these regions are local, regional or global in nature. The Company continues to match its service offerings to meet its clients’ needs and, where necessary, adapt services as their needs change and grow. The Company’s adaptability is exemplified by its ability to scale its service offerings, shift employees among its locations to address surges in a client’s promotional activity, and originate services from additional global locations based on changes in a client’s global branding strategy.

Pursuing acquisitions opportunistically.  Where opportunities arise and in response to client needs, Schawk seeks strategic acquisitions of selected businesses to broaden its service offerings, enhance its client base or build a new market presence. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which the Company operates. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources,” as part of the Company’s June 2009 amendments to its credit facility, the Company agreed to obtain the prior consent of its lenders with respect to any future proposed acquisitions. This requirement may limit its ability to continue its prior practice of acquiring businesses that management believes offer strategic opportunities for the Company. Although the Company will be required to renew or replace its credit facility prior to its expiration in January 2010, there are no assurances that this restriction will be removed in any new or renewed credit facility.

Acquisitions

The Company’s profitability and access to capital have enabled it to make strategic acquisitions of companies that range in size from $2 million to $370 million in revenues. Since 1965, the Company has integrated approximately 57 graphic imaging, creative and design businesses into its operations. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client services or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets.

The Company’s acquisitions of Winnetts and Seven increased its ability to meet and adapt to client needs and industry trends by:

•	expanding its geographic reach to Europe, Australia and India, which benefits its existing clients as they seek to establish global brand consistency; and

•	increasing and expanding the scope of its global service offerings, such as creative design and high-end retouching, enhanced capabilities in serving life-sciences industry clients, and entering into new markets, such as retail and media.

The Seven and Winnetts acquisitions also have increased the amount of business the Company does for the world’s largest consumer products companies, particularly for the non-U.S. divisions of our existing clients. As a result of these and subsequent acquisitions, the Company maintains the necessary geographic reach and range of service offerings to succeed in meeting its clients’ imaging and branding needs on a global basis. The Company believes it is the only brand image solutions company positioned to offer such a breadth of services on a global scale. The Company’s recent acquisitions are noted below:

Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm, which has historically done business as DJPA. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom.

On May 31, 2008, the Company acquired Marque Brand Consultants Pty Ltd, an Australian-based brand strategy and creative design firm that provides services to consumer product companies.

On September 1, 2007, the Company acquired Protopak Innovations, Inc., a Toronto, Canada company that produces prototypes and samples for the packaging industry.

On August 1, 2007, the Company acquired Perks Design Partners Pty Ltd., an Australia-based brand strategy and creative design firm that provides services to consumer products companies.

On August 1, 2007, the Company acquired the remaining 10 percent of the outstanding stock of Schawk India, Ltd. from the minority shareholders. The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. On July 1, 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services

On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer product companies. The operations of Benchmark have been combined with those of Anthem Cincinnati.

In July 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati.

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources,” as part of the Company’s June 2009 amendments to its credit facility, the Company agreed to obtain the prior consent of its lenders with respect to any future proposed acquisitions. This requirement may limit its ability to continue its prior practice of acquiring businesses that management believes offer strategic opportunities for the Company. Although the Company will be required to renew or replace its credit facility prior to its expiration in January 2010, there are no assurances that this restriction will be removed in any new or renewed credit facility.

Marketing and Distribution

The Company markets its services nationally and internationally through its website, social media, media engagement and highly focused marketing programs, targeted at existing and potential clients. The Company sells its services through a group of approximately 220 direct salespersons who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. The Company’s salespersons, business development group and client service technicians share responsibility for marketing its offerings to existing and potential clients, thereby fostering long-term institutional relationships with our clients.

Clients

The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers, groceries, department and mass merchant retailers, converters and advertising agencies. Many of its clients, a number of whom are Fortune 1000 companies, are multi-national in scope and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled it to establish closer and more stable relationships with these clients. Converters also have a great deal of confidence in the quality of Schawk’s services and have worked closely with it to reduce required lead-time, thereby lowering their costs. End-use clients often select and use Schawk to ensure better control of their packaging or other needs and depend on Schawk to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. Schawk has established more than 100 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop our on-site services.

Many clients purchase from Schawk on a daily and weekly basis and work closely with it year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven graphic cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of Schawk’s business. See “Seasonality and Cyclicality”.

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. During 2007 and 2008, its largest client accounted for approximately 9 percent of the Company’s total revenues and the 10 largest clients in the aggregate accounted for approximately 43 percent and 41 percent of revenues, respectively.

Competition

The Company’s competition comes primarily from other graphic service providers and converters and printers that have graphic service capabilities. The Company believes that converters and printers serve approximately one-half of its target market, and the other one-half is served by independent graphic service providers. Independent graphic service providers are companies whose business is performing graphic services for one or more of the principal printing processes. Since the acquisition of Seven, the Company believes that only three firms, Southern Graphics Systems, Matthews International Corporation and Vertis, Inc., compete with it on a national or international basis in certain markets. The remaining independent graphic service providers are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and capitalize on state-of-the-art technology and contend with the increasing demands for speed.

Some converters with graphic service capabilities compete with Schawk by performing such services in connection with printing work. Independent graphic service providers, such as Schawk, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, converters often utilize Schawk’s services because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, converters are being required to invest in technology to improve speed in the printing process and have avoided spending on graphic services technology.

As requirements of speed, consistency and efficiency continue to be critical, along with the recognition of the importance of focusing on their core competencies, the Company believes clients have increasingly recognized that Schawk provides services at a rate and cost that makes outsourcing more cost effective and efficient.

Research and Development

The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for a variety of purposes including, but not limited to, speed. To build upon our leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. BLUE and Schawk 3-D imaging capabilities are examples of Schawk’s commitment to research and development. Total research and development spending is not material.

As an integral part of our commitment to research and development, the Company supports its internal Schawk Technical Advisory Board, as it researches and evaluates new technologies in the graphic arts and telecommunications industries. This board meets quarterly to review new equipment and programs, and then disseminates the information to the entire Company and to clients as appropriate.

Employees

As of December 31, 2008, Schawk had approximately 3,100 employees worldwide. Of this number, approximately 12 percent are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The percentage of employees covered by union contracts that expire within one year is approximately 4 percent. Two collective bargaining agreements, covering 3.8 percent of Schawk employees, expired in 2008, but negotiations to renew have continued into 2009. The Company’s union employees are vital to our operations. Schawk considers its relationships with its employees and unions to be good.

Backlog

The Company does not maintain backlog figures as the rapid turn-around requirements of its clients result in little backlog. Basic graphic service projects are generally in and out of its facilities in five to seven days. More complex projects and orders are generally in and out of its facilities within two to three weeks. Approximately one-half of total revenues are derived from clients with whom the Company has entered into agreements that generally have terms of between one year and five years in duration. With respect to revenues from clients that are not under contract, Schawk maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

Seasonality and Cyclicality

The Company’s business for the consumer product packaging graphic market is not currently seasonal because of the number of design changes that are able to be processed as a result of speed-to-market concepts and all-digital workflows. As demand for new products has increased, traditional cycles related to timing of major brand redesign activity have gone from a three to four year cycle to a much shorter cycle. With respect to the advertising markets, some seasonality has historically existed in that the months of December and January were typically the slowest months of the year in this market because advertising agencies and their clients typically finish their work by mid-December and do not start up again until mid-January. In recent years, late summer months have seen a slowdown brought about primarily as a result of Schawk’s ability to turn work more efficiently and the holiday schedules of its client base. With respect to the fourth quarter, this seasonality in Schawk’s business is expected to be offset by the increase in holiday-related business with respect to the retail portion of its business in the United States. Advertising spending is generally cyclical as the consumer economy is cyclical. When consumer spending and GDP decreases, advertising and marketing activity is often reduced or changed. As an example, this may result in fewer advertising and/or marketing campaigns and/or the reduction in print and broadcast media ads and the redeployment to internet programs.

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2008, materials and supplies accounted for $31 million or approximately 9.3 percent of the Company’s cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already low percentage of materials in cost of sales will continue to be reduced. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents. The trademarks “Schawk!tm” “Schawk,®” “Schawk Digital Solutions,tm” “Anthem Worldwide,tm” “PaRTS,tm” “BLUE,tm” “BLUE DNA,tm” “ENVISION,tm” “MPX,tm” “MEDIALINK,tm” “MEDIALINK STUDIO,tm” “RPMtm (Retail Performance Managertm),” “CPMtm (Campaign Performance Managertm),” and the trade names “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,”, “Anthem

Cincinnati,” “Anthem York,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk Digital Solutions,” “Schawk India,” “Schawk Japan,” “Schawk Australia,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk Los Angeles,” “Schawk San Francisco,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Laserscan,” “Protopak,” “Seven,” “DJPA”, and “Schawk Retail Marketing” are the most significant trademarks and trade names used by the Company or its subsidiaries.

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

The Company’s operating results may be adversely affected by issues that affect its clients’ spending decisions during periods of economic downturn.

The Company’s business is sensitive to general economic conditions. Its revenues are derived from many clients in a variety of industries and businesses, some of whose marketing and advertising spending levels can be subject to significant reductions based on changes in, among other things, general economic conditions. Schawk’s operating results may reflect its clients’ order patterns or the effects of economic downturns on their businesses. In addition, because the Company conducts its operations in a variety of markets, it is subject to economic conditions in each of these markets. Accordingly, general economic downturns or localized downturns in markets where the Company has operations or other circumstances that result in reductions in its clients’ marketing and advertising budgets could negatively impact the Company’s sales volume and revenues, its margins and its ability to respond to competition or to take advantage of business opportunities.

Sustained deterioration in global economic conditions along with continued volatility and disruption in the credit and capital markets and declining consumer and business confidence could significantly impact the overall demand for Schawk’s services. As clients come under increasing pressures, it may result in, among other consequences, a further reduction in spending on the services that the Company provides, which could have a material adverse effect on its operating cash flows, financial condition or results of operations.

The Company is subject to restrictive debt covenants under its debt arrangements that limit its operational flexibility and opportunities for growth.

As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by a stock repurchase program and weaker earnings performance, the Company was required to restructure certain financial ratios and covenants under its credit facility and note purchase agreements. As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in June 2009 the Company negotiated amendments to its credit facility and senior notes that contained covenants that, in certain cases, are more restrictive than similar covenants contained in its previous debt arrangements. These covenants limit or restrict its ability to incur additional indebtedness, grant liens on its assets, increase dividends being paid on its common stock, repurchase its outstanding shares and make other restricted payments, sell its assets, make acquisitions or enter into consolidations or mergers. The credit facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests. These ratios, tests and covenants may restrict or prohibit its ability to take actions that could be beneficial to the Company and its stockholders, including continuing to make acquisitions as opportunities arise. Additionally, these ratios, tests and covenants could place Schawk at a competitive disadvantage to its competitors who may not be subject to similar restrictions and may increase the Company’s vulnerability to sustained economic downturns and changing market conditions.

In the event the Company fails to comply with the restrictive debt covenants under its debt arrangements, it may not be able to obtain the necessary amendments or waivers, and its lenders could accelerate the payment of all outstanding amounts due under those arrangements.

The Company’s ability to meet the financial ratios and tests contained in its credit facility, its senior notes and other debt arrangements, and otherwise comply with debt covenants may be affected by various events, including those that may be beyond the Company’s control. Accordingly, it may not be able to continue to meet those ratios, tests and covenants. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under the Company’s debt arrangements, which would allow its lenders to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of Schawk’s indebtedness, its assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, as a result of any breach and during any cure period or negotiations to resolve a breach or expected breach, the Company’s lenders may refuse to make further loans, which would materially affect its liquidity and results of operations.

Although the Company was successful in obtaining amendments to its credit facility and outstanding senior notes in June 2009, it may not be successful in amending its debt arrangements or obtaining waivers in the event the Company breaches its covenants in the future. Even if it is successful in entering into any such amendments or waivers, the Company could incur substantial costs in doing so, its borrowing costs could increase, and it may be subject to more restrictive covenants than the covenants under its existing amended debt arrangements. It is possible that any amendments to the Company’s credit facility or a restructured credit facility will impose covenants and financial ratios more restrictive than under its current facilities, and it may not be able to maintain compliance with those more restrictive covenants and financial ratios. In that event, the Company would need to seek another amendment to, or a refinancing of, its debt arrangements. Any of the foregoing events could have a material adverse impact on the Company’s business and results of operations, and there can be no assurance that it would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.

The Company may be unable to renew or replace its revolving credit facility when it terminates in January 2010, and the terms of any renewed or replacement facility could be materially different than the terms in place today.

The Company’s current revolving credit facility, as amended, expires in January 2010. At December 31, 2008, Schawk had $66.3 million of outstanding borrowings under its credit facility. Based upon the current condition of credit markets, as well as other factors that may arise, the Company may not be successful in securing a renewal or replacement credit facility on similar terms or at all, which could have a material adverse effect on its business, financial condition or results of operations. Further, in the event the Company is unable to secure additional credit, its future liquidity may be impacted, which could have a material adverse effect on its financial condition or results of operations.

The Company may not realize expected benefits from its cost reduction initiatives.

In order to improve the efficiency of its operations, Schawk implemented certain cost reduction activities in 2008, including workforce reductions and work site realignment, and has plans to continue these or similar actions throughout 2009 in order to achieve certain cost savings and to strategically realign its resources. The Company cannot assure you that it will realize the expected cost savings or improve its operating performance as a result of its past, current and future cost reduction activities. It also cannot assure you that its cost reduction activities will not adversely affect its ability to retain key employees, the significant loss of whom could adversely affect its operating results. Further, as a result of its cost reduction activities, the Company may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in its markets and in the level of demand for its services.

If the Company fails to maintain an effective system of disclosure and internal controls or to rectify identified significant deficiencies and material weaknesses in its internal controls, it may not be able to accurately report its financial results and may continue to incur costs related to remediation of its internal controls.

The Company has reported certain material weaknesses in internal control in connection with its assessment of the effectiveness of its internal controls as of December 31, 2008 and December 31, 2007. Additionally, in March 2008, it announced that a material charge for impairment of goodwill associated with Cactus, one of the Company’s Canadian operating units, should have been recorded as of December 31, 2002. As a result of accounting errors previously identified, the Company restated its 2006 and 2005 financial statements in its Form 10-K for the year ended December 31, 2007 and restated its consolidated balance sheet at December 31, 2007. If the Company fails to properly rectify its material weaknesses in internal controls and, once rectified, fails to maintain the effectiveness of its internal controls, its operating results could be harmed and could result in further material misstatements in its financial statements. Continued inferior controls and procedures or the identification of additional accounting errors could cause the Company’s investors to lose confidence in its internal controls and in its reported financial information, which, among other things, could have a negative impact on the trading price of the Company’s stock, and subjects the Company to increased regulatory scrutiny and a higher risk of stockholder litigation.

Additionally, the Company has incurred significant costs and may incur substantial increased costs in the future in connection with remediation of its internal control weaknesses, which also has diverted a significant amount of attention from its management that otherwise would have been directed toward operations. There can be no assurances that it will not discover additional instances of significant deficiencies or material weaknesses in its internal controls and operations, which could have a further adverse effect on its financial results.

The United States Securities and Exchange Commission (the “SEC”) investigation may result in significant costs and expenses, may divert resources and could have a material adverse effect on the Company’s business and results of operations.

As further described under Item 3 — “Legal Proceedings,” in March 2009 the Company was advised by the Staff of the SEC that the SEC had commenced a formal investigation arising out of the restatement of its previously issued financial statements. Schawk has incurred professional fees and other costs in responding to the SEC’s previously informal inquiry and expects to continue to incur professional fees and other costs in responding to the SEC’s ongoing formal investigation, which may be significant, until resolved.

In addition, the Company’s management, board of directors and employees may need to expend a substantial amount of time in addressing the SEC’s investigation, which could divert a significant amount of resources and attention that would otherwise be directed toward operations, all of which could materially adversely affect its business and results of operations. Further, if the SEC were to conclude that enforcement action is appropriate, the Company and/or its current or former officers and directors could be sanctioned or required to pay significant civil penalties and fines. Any of these events could have a material adverse effect on the Company’s business and results of operations.

Impairment charges have had and could continue to have a material adverse effect on the Company’s financial results.

The Company has recorded a significant amount of goodwill and other identifiable intangible assets, primarily customer relationships. Goodwill and other identifiable intangible assets were approximately $223 million as of December 31, 2008, or approximately 50 percent of total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $184 million as of December 31, 2008, or 41 percent of total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, are reviewed at least annually for impairment. In 2008, Schawk recorded $48.0 million in impairment charges related to goodwill and an additional $6.6 million of impairment charges related to other long-lived assets. Future events may occur that could adversely affect the value of the Company’s assets and require additional impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of a deteriorating economic environment. There is also the risk of a decrease in the Company’s market capitalization due to a decline in the trading price of the Company’s common stock. Circumstances and conditions that gave rise to these charges may continue in the future, which may create a need to record additional impairment adjustments that could have a material adverse affect on the Company’s financial results.

The Company’s operating results fluctuate from quarter to quarter, which may cause the value of its stock to decline.

The Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of the Company’s control, including:

•	timing of the completion of particular projects or orders;

•	material reduction, postponement or cancellation of major projects, or the loss of a major client;

•	timing and amount of new business;

•	differences in order flows;

•	sensitivity to changing economic conditions;

•	the strength of the consumer products industry;

•	the relative mix of different types of work with differing margins;

•	costs relating to expansion or reduction of operations, including costs to integrate current and any future acquisitions;

•	changes in interest costs, foreign currency exchange rates and tax rates; and

•	costs associated with compliance with legal and regulatory requirements.

Because of this, fixed costs that are not in line with revenue levels may not be detected until late in any given quarter and operating results could be adversely affected. Due to these factors or other unanticipated events, the Company’s financial and operating results in any one quarter may not be a reliable indicator of its future performance.

The Company is subject to unpredictable order flows.

Although approximately one-half of the Company’s revenues are derived from clients with whom the Company has contractual agreements ranging from one to five years in duration, individual assignments from clients are on an “as needed”, project-by-project basis. The contractual agreements do not require minimum volumes, therefore, depending on the level of activity with its clients, the Company can experience unpredictable order flows. While technological advances have enabled Schawk to shorten considerably its production cycle to meet its clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from its clients of upcoming projects. Although the Company has established long-standing relationships with many of its clients and believes its reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future.

The Company is dependent on certain key clients.

The Company’s ten largest clients accounted for approximately 43 percent of its revenues in 2007 and 41 percent of revenues for 2008. In both 2007 and 2008, approximately 9 percent of total revenues came from the Company’s largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns. As previously disclosed, in March 2007, the Company lost a retail account that contributed $16.3 million in revenue in 2006. Any termination of, or significant reduction in, its business relationships with any of its principal clients could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s foreign operations are subject to currency exchange, political, investment and other risks that could hinder it from transferring funds out of a foreign country, delay its debt service payments, cause its operating costs to increase and adversely affect its results of operations.

Schawk’s foreign operations have expanded significantly as a result of its acquisition of Winnetts in December 2004 and its acquisition of Seven in January 2005 and it now operates in fourteen countries. For 2008, consolidated net sales from operations outside the United States were approximately $146 million, which represented approximately 29 percent of consolidated net sales. As a result of the Company’s foreign operations, it is subject to various risks associated with operating in foreign countries, such as:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	rapidly rising inflation in certain foreign countries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.

These and other risks could disrupt the Company’s operations or force it to incur unanticipated costs and have an adverse effect on its ability to make payments on its debt obligations.

Additionally, fluctuations in currency exchange rates may affect the Company’s operating performance by impacting the U.S dollar value of revenues and expenses generated outside of the U.S.

The Company operates in a highly competitive industry.

The Company competes with other providers of graphic imaging and creative services. The market for such services is highly fragmented, with several national and many regional participants. The Company faces, and will continue to face, competition in its business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than the Company. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies may create lower barriers to entry that may allow other firms to provide competing services.

There can be no assurance that competitors will not introduce services or products that achieve greater market acceptance than, or are technologically superior to, Schawk’s current service offerings. The Company cannot offer assurance that it will be able to continue to compete successfully or that competitive pressures will not adversely affect its business, financial condition and results of operations.

The Company’s clients could shift a significant portion of their marketing dollars from print to online at a level that exceeds Schawk’s current ability to deliver the online services they need at the volumes they require.

As online marketing and advertising opportunities continue to grow as a direct, measurable, and interactive way for the Company’s clients to reach consumers, more companies are shifting marketing dollars away from print to online. While Schawk currently offers a number of services that meet its clients’ online marketing and advertising needs, responding quickly, effectively and efficiently to requirements for more comprehensive interactive services might require the acquisition of additional talent or an established interactive agency, and its business might be adversely affected if it is unable to keep pace with or capitalize on these shifting marketing and advertising trends.

The Company may encounter difficulties arising from future acquisitions or consolidation efforts, which may adversely impact its business.

During the past several years, the Company has invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including:

•	difficulty in assimilating the operations and personnel of the acquired company with Schawk’s existing operations and realizing anticipated synergies;

•	the loss of key employees or key clients of the acquired company;

•	difficulty in maintaining uniform standards, controls, procedures and policies; and

•	unrecorded liabilities of acquired companies that the Company failed to discover during its due diligence investigations.

There is no assurance that the Company will realize the expected benefits from any future acquisitions or that its existing operations will not be harmed as a result of any such acquisitions. In addition, the cost of unsuccessful acquisition efforts could adversely affect its financial performance. The Company has undertaken consolidation efforts in the past in connection with its acquisitions, and in connection with future acquisitions, the Company will likely undertake consolidation plans to eliminate duplicate facilities and to otherwise improve operating efficiencies. Any future consolidation efforts may divert the attention of management, disrupt the Company’s ordinary operations or those of its subsidiaries, result in charges and additional costs or otherwise adversely affect the Company’s financial performance.

Future acquisitions or organic growth also may place a strain on the Company’s financial and other resources. In order to manage future growth of its client services staff, Schawk will need to continue to improve its operational, financial and other internal systems. If the Company’s management is unable to manage growth effectively and revenues do not increase sufficiently to cover its increased expenses, the Company’s operations could be adversely affected.

The loss of key personnel could adversely affect the Company’s current operations and its ability to achieve continued growth.

The Company is highly dependent upon the continued service and performance of the its senior management team and other key employees, in particular David A. Schawk, its President and Chief Executive Officer, A. Alex Sarkisian, its Chief Operating Officer, and Timothy J. Cunningham, its Chief Financial Officer. The loss of any of these officers may significantly delay or prevent the achievement of the Company’s business objectives.

The Company’s continued success also will depend on retaining the highly skilled employees that are critical to the continued advancement, development and support of its client services and ongoing sales and marketing efforts. Any loss of a significant number of its client service, sales or marketing professionals could negatively affect its business and prospects. Although the Company generally has been successful in its recruiting efforts, it competes for qualified individuals with companies engaged in its business lines and with other technology, marketing and manufacturing companies. Accordingly, the Company may be unable to attract and retain suitably qualified individuals, and its failure to do so could have an adverse effect on its ability to implement its business plan. If, for any reason, these officers or key employees do not remain with the Company, operations could be adversely affected until suitable replacements with appropriate experience can be found.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for the Company to produce its products and services, which could result in decreased sales or increased costs, either of which would negatively impact the Company’s financial condition and results of operations.

The Company is subject to risk of work stoppages and other labor relations matters, particularly in the U.S. and Canada where approximately 16 percent of its employees are unionized. Any prolonged work stoppage or strike at any one of Schawk’s principal facilities could have a negative impact on its business, financial condition or results of operations. Additionally, periodic renegotiation of labor contracts may result in increased costs or charges to the Company.

The Company remains susceptible to risks associated with technological and industry change, including risks based on the services it provides and may seek to provide in the future as a result of technological and industry changes.

The Company believes its ability to develop and exploit emerging technologies has contributed to its success and has demonstrated to its clients the value of using its services rather than attempting to perform these functions in-house or through lower-cost, reduced-service competitors. The Company believes its success also has depended in part on its ability to adapt its business as technology advances in its industry have changed the way graphics projects are produced. These changes include a shift from traditional production of images to offering more consulting and project management services to clients and, more recently, repositioning the Company in the marketplace to reflect the Company’s brand point management services. Accordingly, Schawk’s ability to grow will depend upon its ability to keep pace with technological advances, industry evolutions and client expectations on a continuing basis and to integrate available technologies and provide additional services commensurate with client needs in a commercially appropriate manner. Its business may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies or business strategies that the Company adopts or services it promotes do not receive widespread market acceptance.

The price for the Company’s common stock can be volatile and unpredictable.

The market price of the Company’s common stock can be volatile and, recently, the market price of its common stock has experienced broad fluctuations over short periods of time. For example, from June 1 through September 1, 2008, the high and low sales price of its common stock on the New York Stock Exchange ranged from $17.49 to $9.92, and from September 1 through December 31, 2008, the high and low sales price of its common stock ranged from $18.61 to $10.25. The market price of the Company’s common stock may continue to experience strong fluctuations as a result of unexpected events affecting the Company, variations in its operating results, analysts’ earnings estimates or investors’ expectations concerning its future results and its business generally. In addition, the market price of its common stock may fluctuate due to broader market and industry factors, such as:

•	adverse information about, or the operating and stock price performance of, other companies in the Company’s industry or companies that comprise its client base, such as consumer goods companies;

•	deterioration or adverse changes in general economic conditions;

•	continued high levels of volatility in the stock markets due to, among other things, disruptions in the capital and credit markets; and

•	announcements of new clients or service offerings by Schawk’s competitors.

These and other market and industry factors may seriously harm the market price of the Company’s common stock, regardless of its actual operating performance.

The Company may be subject to losses that might not be covered in whole or in part by existing insurance coverage. These uninsured losses could result in substantial liabilities to the Company that would negatively impact its financial condition.

The Company carries comprehensive liability, fire and extended coverage insurance on all of its facilities, and other specialized coverages, including errors and omissions coverage, with policy specifications and insured limits customarily carried for similar properties and purposes. There are certain types of risks and losses, however, such as losses resulting from wars or acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could incur significant liabilities, and if such loss affects property the Company owns, the Company could lose capital invested in that property or the anticipated future revenues derived from the activities conducted at that property, while remaining liable for any lease or other financial obligations related to the property. In addition to substantial financial liabilities, an uninsured loss or a loss that exceeds The Company’s coverage could adversely affect its ability to replace property or capital equipment that is destroyed or damaged, and its productive capacity may diminish.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, the Company owns or leases the following office and operating facilities:

					Lease
	Square	Owned/			Expiration
Location	Feet	Leased		Purpose	Date	Division

Addison, Texas	3,400	Leased		Operating Facility	July, 2009	Schawk U.S.A.
Antwerp, Belgium	39,000	Owned		Operating Facility	N/A	Schawk Belgium
Battle Creek, Michigan	8,900	Leased		Operating Facility	December, 2009	Schawk U.S.A.
Bristol, U.K.	9,200	Leased		Vacant	September, 2014	Schawk U.K.
Carlstadt, New Jersey	45,000	Vacant		Subletting	February, 2011	Schawk U.S.A.
Chennai, India	37,000	Leased		Operating Facility	October, 2011	Schawk Asia
Cherry Hill, New Jersey	10,000	Leased		Operating Facility	January, 2009	Schawk U.S.A.
Chicago, Illinois	68,000	Leased		Operating Facility	December, 2012	Schawk Retail Mktg.
Chicago, Illinois	42,000	Leased		Vacant	June, 2019	Schawk U.S.A.
Chicago, Illinois	87,000	Owned	(1)	Vacant	N/A	Schawk Retail Mktg.
Chicago, Illinois	58,800	Leased		Operating Facility	September, 2015	Schawk Retail
Chicago, Illinois	11,900	Leased		General Offices	April, 2010	General Offices
Cincinnati, Ohio	74,200	Leased		Operating Facility	August, 2009	Schawk U.S.A.
Cincinnati, Ohio	12,000	Leased		Operating Facility	August, 2009	Schawk U.S.A.
Cincinnati, Ohio	18,000	Leased		Operating Facility	November, 2014	Anthem U.S.A.
Cincinnati, Ohio	12,200	Leased		Vacant	August, 2012	Anthem U.S.A.
Crystal Lake, Illinois	78,800	Owned		Leased	N/A	N/A
Des Plaines, Illinois	18,200	Owned		Executive Offices	N/A	Corporate Office
Des Plaines, Illinois	55,000	Leased		Operating Facility	December, 2010	Schawk U.S.A.
Hilversum, Netherlands	5,400	Leased		Operating Facility	October, 2011	Anthem, Europe
Kalamazoo, Michigan	67,000	Owned		Operating Facility	N/A	Schawk U.S.A.
Kobe, Japan	800	Leased		Operating Facility	February, 2009	Anthem Asia
Leeds, U.K.	16,200	Leased		Operating Facility	January, 2010	Schawk U.K.
Leeds, U.K.	4,400	Leased		Operating Facility	December, 2013	Schawk, U.K.
Lithia Springs, Georgia	79,700	Leased		Operating Facility	July, 2009	Schawk Retail Mktg.
London, U.K.	42,700	Leased		Operating Facility	March, 2015	Schawk U.K.
London, U.K.	4,000	Leased		Vacant	November, 2009	Schawk U.K.
London, U.K.	3,500	Leased		Operating Facility	June, 2010	Anthem Europe
Los Angeles, California	100,500	Owned		Operating Facility	N/A	Schawk U.S.A.
Manchester, U.K.	45,200	Leased		Operating Facility	September, 2023	Schawk U.K.
Meerhout, Belgium	5,900	Leased		Operating Facility	July, 2010	Schawk Retail Mktg.
Melbourne, Australia	4,089	Leased		Operating Facility	October, 2009	Anthem Australia
Minneapolis, Minnesota	31,000	Owned		Operating Facility	N/A	Schawk U.S.A.
Mississauga, Canada	58,000	Leased		Operating Facility	December, 2014	Schawk Canada
Mt. Olive, New Jersey	12,904	Leased		Operating Facility	August, 2012	Anthem U.S.A.

				Lease
	Square	Owned/		Expiration
Location	Feet	Leased	Purpose	Date	Division

North Ryde, Australia	13,900	Leased	Operating Facility	May, 2011	Schawk Australia
Neenah, Wisconsin	1,350	Leased	Operating Facility	September, 2009	Schawk U.S.A.
New Berlin, Wisconsin	43,000	Leased	Operating Facility	June, 2010	Schawk U.S.A.
New York, New York	52,500	Leased	Subletting	December, 2012	N/A
New York, New York	8,000	Leased	Subletting	January, 2011	N/A
New York, New York	6,400	Leased	Operating Facility	Month-to-month	Schawk Retail Mktg.
New York, New York	5,000	Leased	Operating Facility	May, 2010	Anthem U.S.A.
Newcastle, U.K.	17,000	Leased	Operating Facility	September, 2015	Schawk U.K.
Penang, Malaysia	2,330	Owned	Operating Facility	N/A	Schawk Asia
Penang, Malaysia	34,000	Owned	Operating Facility	N/A	Schawk Asia
Penang, Malaysia	1,700	Owned	Operating Facility	N/A	Schawk Asia
Plano, Texas	12,300	Leased	Subletting	December, 2011	N/A
Pontiac, Illinois	24,900	Owned	Vacant	N/A	N/A
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	Schawk Mexico
Redmond, Washington	24,000	Leased	Operating Facility	April, 2017	Schawk U.S.A.
Roseville, Minnesota	28,000	Leased	Operating Facility	May, 2009	Schawk/Anthem U.S.A.
San Francisco, CA	20,100	Leased	Operating Facility	August, 2013	Schawk U.S.A.
San Francisco, CA	13,500	Leased	Operating Facility	October, 2014	Anthem U.S.A.
Santa Ana, CA	9,600	Leased	Vacant	July, 2011	Anthem U.S.A.
Shanghai, China	19,400	Leased	Operating Facility	November, 2009	Schawk Asia
Shenzhen, China	7,100	Leased	Operating Facility	December, 2010	Schawk Shenzhen
Shenzhen, China	11,300	Leased	Operating Facility	July, 2009	Anthem Shenzhen
Singapore	7,750	Leased	Operating Facility	November, 2010	Schawk Asia
Slough, U.K.	3,000	Leased	Subletting	January, 2010	Schawk U.K.
Smyrna, Georgia	25,200	Leased	Operating Facility	January, 2009	Schawk U.S.A.
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2010	Schawk U.S.A.
Sterling Heights, MI	26,400	Leased	Operating Facility	December, 2012	Schawk U.S.A.
Surry Hills, Australia	3,916	Leased	Operating Facility	November, 2009	Anthem Australia
Swindon, U.K.	39,000	Leased	Vacant	September, 2018	Schawk U.K.
Tokyo, Japan	900	Leased	Operating Facility	December, 2010	Schawk Asia
Toronto, Ontario, Canada	8,300	Leased	Operating Facility	January, 2010	Anthem Canada
Toronto, Ontario, Canada	17,500	Leased	Operating Facility	November, 2011	Schawk Canada
Toronto, Ontario, Canada	13,600	Leased	Operating Facility	February, 2010	Schawk Canada
Tunbridge Wells, U.K.	6,400	Leased	Subletting	March, 2009	Schawk U.K.

(1)	Sold, March 2009

ITEM 3.	LEGAL PROCEEDINGS

The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10.0 million into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10.0 million held in escrow. The Company filed a cross-motion for summary judgment asserting that it has valid claims against the amounts held in escrow and that as a result, such funds should not be released to Kohlberg, but rather paid out to the Company. Kohlberg has denied that it has any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. At December 31, 2008, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3.8 million, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6.0 million in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. During the third quarter ended September 30, 2008, the Company paid interest of $1.0 million in final settlement of Internal Revenue Service audits of Seven Worldwide, Inc. for the years 1996-2003. Additionally during the third quarter, 2008, the Company paid $0.6 million as a partial settlement of state taxes with the filing of amended returns reflecting internal audit adjustments. The Company believes it is entitled to indemnification for these amounts under the terms of the stock purchase agreement and that recoverability is likely.

The United States Securities and Exchange Commission (the “SEC”) has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and for the first three quarters of 2007. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation. The Company has been cooperating fully with the SEC and is committed to continue to cooperate fully until the SEC completes its investigation.

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

No items were submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company had approximately 1,028 stockholders of record as of March 1, 2009.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

Quarter Ended:	2008 High/Low	2007 High/Low

March 31	$16.70 - 12.79	$19.62 - 17.00
June 30	17.49 - 11.88	21.97 - 17.75
September 30	18.61 - 9.92	23.89 - 17.21
December 31	15.11 - 10.25	24.71 - 13.53

Dividends Declared Per Class A Common Share

Quarter Ended:	2008	2007

March 31	$0.0325	$0.0325
June 30	0.0325	0.0325
September 30	0.0325	0.0325
December 31	0.0325	0.0325

Total	$0.1300	$0.1300

In June 2009, the Company executed certain amendments to its debt agreements that, among other things, restrict dividends to a maximum of $0.3 million per quarter. The lenders waived this restriction for the dividend declared in the first quarter of 2009.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*
December 2008

*	The graph assumes that $100 was invested on December 31, 2003 in each of Schawk, Inc. common stock, the Russell 2000 Index and the Peer Group Index, and that all dividends were reinvested. The Peer Group Index is weighted by market capitalization.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2008, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	2,919	$12.40	1,274
Equity compensation plans not approved by security holders	—	—	—

TOTAL	2,919	$12.40	1,274

Purchases of Equity Securities by the Company

The Company occasionally repurchases its common shares, pursuant to a general authorization from the Board of Directors, which is renewed annually. As in prior years, the year 2008 authorization allowed the Company to repurchase up to $2 million of Company common stock in the open market per year. In February 2008, the Company’s Board of Directors authorized an increase in the share repurchase program to allow for the repurchase of up to two million shares. The Company amended its credit facility to allow for a greater number of shares to be repurchased by revising the restricted payments covenant under its credit facility to increase the limit to $45 million annually from $15 million annually. As of December 31, 2008, all shares authorized for repurchase under the program had been repurchased. The Company may repurchase shares under authorized programs periodically during open trading windows when it does not possess material, non-public information or may do so pursuant to Rule 10b5-1 purchase plans. However, in accordance with the June 2009 amendments to its revolving credit facility, the Company has discontinued its share repurchase program.

In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares were tendered during 2008. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares repurchased by the Company during 2008 (shares in thousands)

			No. Shares
	Total No.	Avg. Price	Purchased as Part of	Dollar Value of Shares
	Shares	Paid per	Publicly Announced	that may be
Period	Purchased	Share	Program	Purchased Under Program

August	119	$14.24	119	1,881
September	517	$15.71	517	1,364
October	656	$12.62	656	708
November	425	$13.17	425	283
December	283	$12.94	283	—

2008 Total	2,000	$13.68	2,000	—

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006(1)	2005(2)	2004(3)
		(Restated)	(Restated)	(Restated)	(Restated)
		(In thousands, except per share amounts)

CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION
Net sales	$494,184	$544,409	$546,118	$565,485	$237,219
Income (loss) from continuing operations	(60,006)	30,598	25,949	28,522	21,303
Income (loss) per common share from continuing operations:
Basic	$(2.24)	$1.14	$0.98	$1.12	$0.99
Diluted	$(2.24)	$1.10	$0.95	$1.06	$0.95
CONSOLIDATED BALANCE SHEET INFORMATION
Total assets	440,353	534,987	530,760	552,611	216,617
Long-term debt	112,264	105,942	140,763	169,579	39,964
OTHER DATA
Cash dividends per common share	$0.13	$0.13	$0.13	$0.13	$0.13

See Note 1 to the Consolidated Financial Statements regarding the restatement to correct an error in the financial statements for the year ended December 31, 2002, which was first reported on Form 10-Q for the quarter ended March 31, 2008. The restatement impacts the information presented above for years 2007, 2006, 2005 and 2004.

(1)	Consolidated Statement of Operations and Balance Sheet Information was impacted by the disposition of the Book and Catalogue operations on February 28, 2006. See Note 4 to the Consolidated Financial Statements. This disposition impacts the information presented above for years 2006 and 2005.

(2)	Consolidated Statement of Operations and Consolidated Balance Sheet Information was impacted by the acquisition of Seven on January 31, 2005 and the acquisition of Winnetts on December 31, 2004. See Note 3 to the Consolidated Financial Statements.

(3)	Consolidated Balance Sheet Information was impacted by the acquisition of Winnetts on December 31, 2004. See Note 3 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Thousands of dollars, except per share amounts)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

Executive overview

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

Historically, a substantial majority of the Company’s revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with regular frequency and lack of notice, and client turn-around requirements are so tight, that there is little backlog. There are regular promotions throughout the year that create revenue opportunities for us, for example: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Additionally, changing regulatory requirements necessitate new packaging and a high degree of documentation. Lastly, there are a number of health related “banners” that are added to food and beverage packaging, such as “heart healthy,” “low in carbohydrates,” “enriched with essential vitamins,” “low in saturated fat” and “caffeine free.” All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

As a result of recent acquisitions, the Company has increased the percentage of its revenue derived from providing graphics services to advertising and retail clients and added to its service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented premedia graphic services.

Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services.

In 2008, approximately 9 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.

Recent Acquisitions

The Company has grown its business through a combination of internal growth and acquisitions. Schawk has completed approximately 57 acquisitions since 1965. The Company’s recent acquisitions have significantly expanded its service offerings and its geographic presence, making us the only independent premedia firm with substantial operations in North America, Europe and Asia. As a result of these acquisitions, the Company is able to offer a broader range of services to its clients. Its expanded geographic presence also allows us to better serve its multinational clients’ demands for global brand consistency. None of the acquisitions described below resulted in a new business segment.

Brandmark International Holding B.V.  Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, the Netherlands and London, United Kingdom. The net assets of Brandmark are included in the Consolidated Financial Statements as of December 31, 2008, in the Other operating segment. The purchase price was $10.3 million and may be increased by $0.7 million if a specified target of earnings before interest and taxes is achieved for the fiscal year ending March 31, 2009.

Marque Brand Consultants Pty Ltd.  Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the Consolidated Financial Statements in the Other operating segment beginning June 1, 2008. The purchase price was $2.6 million and may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar year 2009.

Protopak Innovations, Inc.  On September 1, 2007, the Company acquired Protopak Innovations, Inc., a Toronto, Canada-based company that produces prototypes and samples for the packaging industry. The acquisition price was $12.1 million. The price may be increased if certain thresholds of earnings before interest and taxes are achieved for the fiscal years ending September 30, 2008, 2009 and 2010. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company accrued $0.6 million for a purchase price adjustment at September 30, 2008 and allocated the additional purchase price to goodwill. The Company currently believes that future earn-out amounts, if any, will be immaterial to its balance sheet and cash flow. The net assets and results of operations are included in the consolidated financial statements beginning September, 1 2007 and are included in the Other operating segment.

Perks Design Partners Pty Ltd.  On August 1, 2007, the Company acquired Perks Design Partners Pty Ltd., an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The acquisition price was $3.3 million. The net assets and results of operations are included in the Consolidated Financial Statements beginning August 1, 2007 and are included in the Other operating segment.

Benchmark Marketing Services, LLC.  On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer product companies. The acquisition price was $5.8 million and the price may be increased if certain thresholds of sales are achieved for the fiscal years ending May 31, 2008 and 2009. No purchase price adjustment was recorded for the fiscal year ended May 31, 2008 because the sales target was not achieved. In addition, the Company has recorded a reserve of $0.4 million for the estimated expenses associated with vacating the leased premises that Benchmark formerly occupied. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to the Anthem Cincinnati facility in the fourth quarter of 2008. The net assets and results of operations are included in the Consolidated Financial Statements beginning June 1, 2007 and are included in the Other operating segment.

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

WBK, Inc.  On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati. The acquisition price was $4.9 million and may increase if certain thresholds of sales and earnings before interest, taxes, depreciation and amortization are achieved for years 2007 through 2009. In the first quarter of 2008, the Company paid $0.9 million to the former owner of WBK as a result of achieving the earnings thresholds in 2007. The additional purchase price was allocated to goodwill. No earn-out is due for the year 2008 because the sales and earnings thresholds were not achieved. The Company currently believes that future earn-out amounts, if any, will be immaterial to its balance sheet and cash flow.

Anthem York.  In January 2006, the Company acquired certain operating assets of the internal design agency operation of Nestle UK and entered into a design services agreement with this client. This operation is known as Anthem York. The acquisition price was $2.2 million.

Seven Worldwide, Inc.  On January 31, 2005, the Company acquired Seven Worldwide, Inc. (formerly Applied Graphics Technologies, Inc.), a graphic services company with operations in 40 locations in the United States, Europe, Australia and India. The purchase price of $210.6 million consisted of $135.6 million paid in cash at closing, $4.5 million of acquisition-related professional fees and the issuance of four million shares of common stock with a value of $70.5 million. Seven Worldwide Inc.’s results of operations are included in the consolidated financial statements beginning January 31, 2005.

The stock purchase agreement entered into by the Company with Kohlberg & Company, L. L. C. (“Kohlberg”) to acquire Seven Worldwide, Inc. (“Seven”) provided for a payment of $10.0 million into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10.0 million held in escrow. The Company has filed a counter-motion for summary judgment asserting that Schawk, Inc. has valid claims against the amounts held in escrow and that as a result, such funds should not be released but rather paid out to the Company. Kohlberg has denied that it has any indemnity obligations to the Company. At December 31, 2008, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3.8 million, for a Seven Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6.0 million in settlement of Internal Revenue Service audits of Seven, that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. The Company believes it is entitled to indemnification for both amounts under the terms of the stock purchase agreement and that recoverability is probable. In addition, there are other tax matters for which the Company has established reserves related to years prior to the Company’s acquisition of Seven. Subsequent to the Company’s adoption of Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141R”), on January 1, 2009, all adjustments to pre-acquisition tax reserves will be adjustments to tax expense, regardless of whether the final determination exceeds or is less than the original liability.

Winnetts.  On December 31, 2004, the Company acquired certain assets and the business of Weir Holdings, Ltd., known as “Winnetts”, a UK based graphic services company with operations in six locations in the UK, Belgium and Spain. The acquisition price was $23.3 million. Winnetts was the Company’s first operation in Europe. The two largest graphics business acquisitions in the Company’s history were Seven and Winnetts. The principal objective in acquiring Winnetts and Seven was to expand the Company’s geographic presence and its service offering. This expansion enabled it to provide a more comprehensive level of customer service, to build a broader platform from which to grow its business and continue to pursue greater operating efficiencies.

The Company began work on a consolidation plan before the acquisition of Seven was finalized, recording an exit reserve of approximately $2.5 million based on the plan. The major expenses included in the exit reserve were severance pay for employees of acquired facilities that were merged with existing Schawk operations and lease termination expenses. The Company made payments of approximately $0.9 million in 2008 for lease termination expenses and anticipates making future payments of approximately $1.9 million. (See Note 3 to the Consolidated Financial Statements for further discussion). The Company realized significant synergies and reduced operating costs from the closing of nine US and UK operating facilities and the downsizing of several other operating facilities in 2005 and early 2006 and the elimination of the Seven corporate headquarters in New York City. In addition, the Company recorded acquisition integration and restructuring expenses which are shown as a separate line in the operating expense section of the Consolidated Statement of Operations of $3.9 million for the year ended December 31, 2006. The major items included in this expense were severance pay for employees at legacy Schawk, Inc. facilities that had been merged with operations of the acquired businesses, retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, and professional fees for accounting, human resource, and integration planning advice.

In connection with Schawk’s financing of the Seven acquisition, the Company entered into a credit agreement dated January 28, 2005 with JPMorgan Chase Bank, N.A. Also on January 28, 2005, the Company entered into a Note Purchase and Private Shelf Agreement with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. See “Liquidity and Capital Resources” for a discussion of 2009 amendments to the terms of the credit agreement and Senior Notes. As of December 31, 2008 there was $135.9 million of debt outstanding, of which $132.0 million was considered long-term.

Financial Results Overview

Net sales declined $50.2 million or 9.2 percent for the year ended December 31, 2008 to $494.2 million from $544.4 million in 2007. For the twelve months ended December 31, 2008, the net loss was $60.0 million or $2.24 per fully diluted share, as compared to net income of $30.6 million or $1.10 per fully diluted share for 2007. The Company experienced a 22.9 percent net sales decline in the fourth quarter of 2008 as compared to same period in 2007. Through the nine months ended September 30, 2008 the company had experienced a 4.5 percent decline in net sales as compared to the comparable prior year period. The 2008 net sales decline occurred in the United States and Mexico operating segment (82.5 percent), the Europe operating segment (15.4 percent) and the Other operating segment (2.1 percent).

Gross profit declined by $28.0 million or 14.6 percent in 2008 to $164.4 million from $192.4 million in 2007. Of this decline, 61 percent is attributable to the lower volume of sales and 39 percent is attributable to a 2.0 percent decline in the gross profit percentage. The decline in the gross profit percentage occurred in all reportable segments.

Selling, general and administrative expenses (excluding impairment of goodwill, restructuring expenses, pension withdrawal expense and impairment of long-lived assets) increased $17.6 million or 13.4 percent in 2008 to $148.6 million from $131.0 million in 2007. The Company also incurred expenses in 2008 for which similar expenses were not recorded in 2007 as follows: impairment of goodwill of $48.0 million; restructuring expenses associated with the Company’s cost reductions activities of $10.4 million; pension withdrawal expenses of $7.3 million; and an increase over the prior year in impairment of long lived assets of $5.4 million. In addition, the Company incurred $6.8 million of professional fees, included in Selling, general and administrative expenses, related to its internal control remediation and related matters. The increase in these operating expenses resulted in an operating loss of $56.6 million in 2008 as compared to operating income of $60.2 million in 2007.

Goodwill impairment   During 2008, the Company changed its annual goodwill testing date from calendar year-end to October 1 and performed the 2008 test as of that date. Goodwill is assigned to multiple reporting units, mainly on a geographic basis at a level below the operating segments. Using projections of operating cash flow for each reporting unit, the Company prepared a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated an impairment of the goodwill assigned to the Company’s European and Anthem reporting units. The Company then prepared a step two valuation of the European and Anthem reporting units and concluded, after assigning fair values to all assets and liabilities of these reporting units in a manner similar to a purchase price allocation, that goodwill for the European and Anthem reporting units was impaired by $30.7 million and $17.3 million, respectively, which was recorded in the fourth quarter of 2008. The goodwill impairment reflects the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.

In the first quarter of 2009, the Company’s market capitalization decreased due to a decline in the trading price of its common stock. Accordingly, the Company has commenced a review for potential impairment, which could result in additional goodwill impairment charges in 2009.

Cost reduction actions   Beginning in the second quarter of 2008, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for 2008 was $10.4 million. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).

The total expense of $10.4 million is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations; $4.8 million of these expenses were recorded in the United States and Mexico segment, $3.4 million in the Europe segment, $1.3 million in the Other operating segment and $0.9 million of these expenses were recorded in Corporate. See Note 6 — Acquisition Integration and Restructuring for additional information.

Costs savings in 2008 associated with these cost reduction activities were approximately $7.4 million with full year 2009 savings expected to be between $20.0 million and $22.0 million.

Pension withdrawal expense   As more fully described in Note 16 — Employee Benefit Plans, in the fourth quarter of 2008 the Company decided to terminate participation in the Supplemental Retirement and Disability Fund for employees of their Minneapolis, MN facility and notified the board of trustees of the union’s pension fund that they would no longer be making contributions for this facility to the union’s plan. Accordingly, the Company’s decision triggers the assumption of a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7.3 million to reflect this obligation, which is included in Other long-term liabilities on the Consolidated Balance Sheets.

Impairment of long lived assets   During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their fair values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values. The combined carrying value of $10.0 million was written down by $3.5 million, based on the properties’ estimated fair values of $6.5 million.

Also, during 2008, software that had been capitalized by the Company in accordance with the AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of these assets might not be recoverable. As a result of these circumstances, the Company has written down the capitalized costs of the software to fair value. The amount of the write-down recorded in 2008 was $2.3 million.

The Company also recorded a $0.5 million impairment charge to write-down the net assets of its large format print operation to fair value. See “Discontinued Operations” below and Note 4 — Discontinued Operations for more information.

Also, included in the Impairment of long-lived assets in the Consolidated Statement of Operations is $0.4 million of additional impairment charges for leasehold improvements and customer relationship intangible assets. See Notes 2 — Significant Accounting Policies and 22 — Impairment of Long-lived Assets for additional information.

Discontinued Operations

During the third quarter of 2008, the Company made a decision to sell its large format printing operation located in Toronto, Canada and began actively marketing the business to potential buyers. At September 30, 2008, the Company had received an offer from a qualified buyer and expected to complete a sale of the business during the fourth quarter of 2008. In accordance with Statement of Financial Accounting Standards No. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities of the business for sale were disaggregated as assets and liabilities of discontinued operations in the Consolidated Balance Sheet in the Form 10-Q filed for the quarter ended September 30, 2008. The results of operation of the business for sale were also classified as discontinued operations in the Consolidated Statement of Operations in the Form 10-Q filed for the quarter ended September 30, 2008.

The Company recorded an impairment loss of $0.5 million to write-down the net assets of the business to fair value. This charge is included in Impairment of long-lived assets in the Consolidated Statement of Operations for the year-ended December 31, 2008.

The anticipated sale did not close during the fourth quarter as the Company had expected and, in December 2008, the Company reassessed the likelihood of completing the sale of the business within a one year time period and determined that it could no longer meet the requirements of SFAS No. 144 for classifying the business as held for sale and therefore as a discontinued operation. Accordingly, in this Form 10-K, the large format printing operation has been included in continuing operations. The assets and liabilities of the business, which had been disaggregated as assets and liabilities of discontinued operations in the Form 10-Q filed for the quarter ended September 30, 2008 have been reclassified to assets and liabilities of continuing operations and the results of operations of the business has similarly been included in continuing operations in this Form 10-K

Restatement of Prior Period Financial Statements

Restatement reported in Form 10-K for the year ended December 31, 2007

As disclosed in the Company’s Form 10-K for the year ended December 31, 2007, the Company restated its 2006 and 2005 consolidated financial statements to correct accounting errors discovered subsequent to the issuance of the original financial statements and to correct errors that were discovered during the financial statement audits for the respective years but which were not recorded because they were considered at the time of the original financial statement issuance to be immaterial. In addition, the quarterly results for 2006 and the first three quarters of 2007 were restated.

Due to the restatements, the United States Securities and Exchange Commission has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws. See Item 3 — Legal Proceedings.

Restatement to correct error in the financial statements for the year ended December 31, 2002

In May 2008, as part of a strategic review, the Company discovered an error in its accounting for the goodwill associated with one of its Canadian operating units, Cactus, which is a large-format print producer acquired by the Company in 1999. For purposes of goodwill testing, this operation had been incorrectly aggregated with the Company’s broader Canadian reporting unit at December 31, 2007 and 2006, and with all operating units of the Company for fiscal years 2002 through 2005. At December 31, 2007 and in previous fiscal years, however, Cactus should have been treated as a separate reporting unit because it is a dissimilar business and met the requirements of a separate reporting unit under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Because Cactus should have been treated as a separate reporting unit, its goodwill should have been tested for impairment on a stand-alone basis.

Treating Cactus as a separate reporting unit, the Company performed a discounted cash flow analysis using historical and projected financial performance of Cactus and determined that the goodwill associated with Cactus was impaired by approximately $2.2 million as of December 31, 2002. The Company has presented restated consolidated balance sheet information as of December 31, 2007 in this Form 10-K to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income, to reflect the correction of this error. The Company has also included the impact of this correction in the financial information presented in “Item 6, Selected Financial Data” of this Form 10-K. See Note 1 to the Consolidated Financial Statements for further discussion of this restatement.

Controls and Procedures

In connection with the Company’s assessment of internal controls as of December 31, 2008, the Company determined that it had a material weakness in its internal controls related to work-in-process inventory and continued to have material weaknesses in its internal controls related to revenue recognition and entity-level controls. Internal controls related to two other areas that were identified as material weaknesses for the year-ended December 31, 2007 (accounting for capitalized software costs and accounting for income taxes) have been remediated. See Part II, Item 9A. “Controls and Procedures” for a discussion of management’s evaluation of the Company’s disclosure controls and procedures, the Management Report on Internal Control over Financial Reporting and its remediation activities and plans.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

			$	%
	2008	2007	Change	Change
	(In thousands)

Net sales	$494,184	$544,409	$(50,225)	(9.2)%
Cost of sales	329,814	352,015	(22,201)	(6.3)%

Gross profit	164,370	192,394	(28,024)	(14.6)%
Gross profit percentage	33.3%	35.3%
Selling, general and administrative expenses	148,596	131,024	17,572	13.4%
Acquisition integration and restructuring expenses	10,390	—	10,390	nm
Impairment of long-lived assets	6,644	1,197	5,447	nm
Multiemployer pension withdrawal expense	7,254	—	7,254	nm
Impairment of goodwill	48,041	—	48,041	nm

Operating income (loss)	(56,555)	60,173	(116,728)	nm
Operating margin percentage	(11.4%)	11.1%
Other income (expense):
Interest income	291	297	(6)	(2.0)%
Interest expense	(6,852)	(9,214)	2,362	(25.6)%

	(6,561)	(8,917)	2,356	(26.4)%
Income (loss) before income taxes	(63,116)	51,256	(114,372)	nm
Income tax provision (benefit)	(3,110)	20,658	(23,768)	nm

Net income (loss)	$(60,006)	$30,598	$(90,604)	nm

Effective income tax rate	4.9%	40.3%

nm — Percentage not meaningful

Net sales for the twelve months ended December 31, 2008 were $494.2 million compared to $544.4 million for the twelve months ended December 31, 2007, a reduction of $50.2 million, or 9.2 percent. The sales decline was $41.5 million in the United States and Mexico segment, $7.7 million in the Europe segment and $1.0 million in the Other operating segment.

Consumer products packaging accounts sales for 2008 were $316.3 million, or 64.0 percent of total sales, as compared to $338.6 million in 2007, representing a decline of 6.6 percent. Advertising and retail accounts sales for 2008 were $134.2 million or 27.2 percent of total sales as compared to $157.4 million in 2007, representing a decline of 14.7 percent. Entertainment account sales for 2008 were $36.4 million or 7.4 percent of total sales as compared to $43.2 million in 2007 representing a decline of 15.6 percent. Results for 2008 compared with the year ago period reflect the slowdown in the U.S. economy, as a number of clients have delayed projects, resulting in lower revenue for the Company. No major clients were lost during 2008.

Gross profit declined by $28.0 million or 14.6 percent in 2008 to $164.4 million from $192.4 million in 2007. Of this decline, 61 percent is attributable to the lower volume of sales and 39 percent is attributable to a 2.0 percent decline in the gross profit percentage. The decline in the gross profit percentage occurred in all reportable segments.

Selling, general and administrative expenses (excluding impairment of goodwill, restructuring expenses, pension withdrawal expense and impairment of long-lived assets) increased $17.6 million or 13.4 percent in 2008 to $148.6 million from $131.0 million in 2007. The increase in selling, general and administrative expenses is primarily attributable to professional fees, which included audit fees and other costs related to the Company’s internal control remediation and related matters of $6.8 million, losses associated with foreign currency transactions of $4.5 million, consulting fees related to the Company’s re-branding initiative of $1.2 million, and a $1.1 million gain on sale of assets in the 2007 period that was not repeated in the 2008 period. The Company also incurred charges and expenses in 2008 for which similar expenses were not recorded in 2007 as follows: impairment of goodwill of $48.0 million; restructuring expenses associated with the Company’s cost reductions activities of $10.4 million; pension withdrawal expenses of $7.3 million; and an increase over the prior year in impairment of long lived assets of $5.4 million.

Operating income (loss) declined by $116.7 million in 2008 to a loss of $56.6 million from an operating income of $60.2 million in 2007. The decrease in operating income in 2008 compared to 2007 is principally due to lower gross profit, the increased selling, general and administrative expenses of $17.6 million and the non-recurring expenses and charges cited above.

The Company recorded pre-tax foreign exchange losses of $4.3 million in 2008. These losses were recorded by international subsidiaries that had unhedged currency exposure arising primarily from intercompany debt obligations. The losses were primarily attributable to a 27 percent decline in the exchange rate of the British pound compared to the United States dollar during the second half of 2008.

Interest expense for 2008 was $6.9 million compared to $9.2 million for 2007 as a result of a decrease in average outstanding debt and a reduction in average interest rates.

Income tax provision (benefit) was at an effective tax rate of 4.9 percent and 40.3 percent for 2008 and 2007, respectively. The decrease in the effective rate for 2008 compared to 2007 is primarily due to the non-deductibility of $10.5 million of the goodwill impairment recorded with respect to the Company’s European and Anthem operations, an increase in the deferred tax asset valuation allowance of approximately $6.8 million and income tax reserve increases of approximately $4.4 million.

Other Information

Depreciation and amortization expense was $20.8 million for 2008 compared to $21.4 million in 2007.

Capital expenditures in 2008 were $14.9 million compared to $18.1 million in 2007.

RESULTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2007 and 2006

			$	%
	2007	2006	Change	Change
	(In thousands)

Net sales	$544,409	$546,118	$(1,709)	(0.3)%
Cost of sales	352,015	356,149	(4,134)	(1.2)%

Gross profit	192,394	189,969	2,425	1.3%
Gross margin percentage	35.3%	34.8%
Selling, general and administrative expenses	131,024	137,995	(6,971)	(5.1)%
Acquisition integration and restructuring expenses	—	3,933	(3,933)	nm
Impairment of long-lived assets	1,197	—	1,197	nm
Reserve reversal from litigation settlements	—	(6,871)	6,871	nm
Operating income	60,173	54,912	5,261	9.6%
Operating margin percentage	11.1%	10.1%
Other income (expense):
Interest income	297	467	(170)	(36.4)%
Interest expense	(9,214)	(10,617)	1,403	(13.2)%
	(8,917)	(10,150)	1,233	12.1%
Income from continuing operations before income taxes	51,256	44,762	6,494	14.5%
Income tax provision	20,658	18,813	1,845	9.8%

Income from continuing operations	30,598	25,949	4,649	17.9%
Income (loss) from discontinued operations	—	(1,332)	1,332	nm

Net income	$30,598	$24,617	$5,981	24.3%

Effective income tax rate	40.3%	42.0%

nm — Percentage not meaningful

Net sales for the twelve months ended December 31, 2007 were $544.4 million compared to $546.1 million for the twelve months ended December 31, 2006, a reduction of $1.7 million, or 0.3 percent. Net sales declined by $24.6 million in the United States and Mexico segment, declined by $1.7 million in the Europe segment and increased by $24.6 million in the Other operating segment.

Consumer products packaging accounts, which represent approximately two-thirds of the Company’s total revenue, increased 8.3 percent, advertising and retail accounts decreased 13.5 percent (the decrease was 7.8 percent excluding a retail account the Company lost in the first quarter of 2007 as previously disclosed and excluding the effects of foreign currency translation) and entertainment accounts decreased 4.9 percent as compared to the prior year. Acquisitions contributed 2.7 points to the increase in consumer products packaging account revenues, and foreign currency translation contributed six-tenths of one percent to the sales increase in 2007. As a result, organic growth for consumer products packaging accounts was 5.0 percent. The organic growth in 2007 was as a result of new business wins in 2006 and 2007 as well as a strong finish to the year with consumer products packaging accounts in the fourth quarter. Organic growth in consumer products packaging accounts in the fourth quarter of 2007 was 8.0 percent. The strong fourth quarter of 2007 was as a result of the timing of volume that the Company expected in the third quarter but its consumer products packaging clients delayed projects until the fourth quarter of

2007. The increased volume in consumer products packaging was experienced in all geographies as North America, Europe and Asia all experienced increased net sales as compared to the prior year full year and fourth quarter. The decrease in sales in the advertising and retail accounts was due primarily to fewer ad pages being produced in 2007 versus 2006 and the loss of a significant retail account in early 2007. Entertainment accounts were lower primarily due to softness in the entertainment industry in Los Angeles, particularly in the fourth quarter of 2007.

Gross margin from continuing operations for the twelve months of 2007 was 35.3 percent, as compared to 34.8 percent in the prior-year period. The increase in the gross margin in 2007 reflects the more efficient operations resulting from cost reduction efforts and workflow enhancements.

Operating income from continuing operations increased to $60.2 million in the 2007 period from $54.9 million in the 2006 period. The operating margin from continuing operations increased to 11.1 percent in 2007 as compared to 10.1 percent in 2006. The improvement in operating income year over year was due in part to improved operating results in the Company’s U.K. operations as a result of the restructuring efforts in 2006. In addition, the increase in consumer packaging accounts revenue increased operating income in 2007, as these accounts tend to have higher margins than the Company’s other customer accounts.

There were certain items that had a net positive effect on 2007 operating income as follows: $1.6 million increase in income from reducing a vacant property reserve in the fourth quarter and a $1.1 million gain on the sale of a building in the second quarter of 2007. Offsetting these positive items was a $1.2 million impairment charge primarily for a customer relationship intangible asset for which future estimated cash flows did not support the carrying value; and $1.1 million of acquisition due diligence costs written off in connection with an acquisition that was not consummated.

Other income (expense) from continuing operations in the year ended December 31, 2007, resulted in net interest expense of $8.9 million, compared to $10.2 million of net interest expense in the comparable prior-year period primarily as a result of a reduction of debt with proceeds from improved operating cash flows during the current year.

Income tax provision from continuing operations for 2007 was at an effective rate of 40.3 percent versus 42.0 percent in the 2006 period. The higher rate in 2006 reflected the impact of recording a valuation allowance on a UK deferred tax asset in the fourth quarter of 2006.

As of December 31, 2007, the Company has U.S. Federal and State net operating loss carry forwards of approximately $8.7 million and $68.2 million, respectively, $20.2 million of foreign net operating loss carry forwards, $32.6 million of foreign capital loss carry forwards, and U.S. and Foreign income tax credit carry forwards of approximately $0.2 million and $5.9 million, respectively, which will be available to offset future income tax liabilities. If not used, $8.0 million of the net operating loss carry forwards will expire in 2024 and 2025 while the remainder has no expiration period. Certain of these carry forwards are subject to limitations on use due to tax rules affecting acquired tax attributes and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $27.3 million at December 31, 2007. The Company has valuation allowances of $18.6 million related to pre-acquisition deferred tax assets which were established in prior years as an adjustment to goodwill. During 2007, the Company reduced goodwill by $0.3 million due to the projected use of pre-acquisition deferred tax assets in filing its 2007 income tax returns. With the adoption of SFAS 141R, Business Combinations, effective January 1, 2009, releases of valuation allowances established in purchase accounting after December 31, 2008 will reduce the income tax provision as opposed to goodwill.

The undistributed earnings of foreign subsidiaries were approximately $33.9 million and $15.0 million at December 31, 2007 and 2006, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at December 31, 2008 was $135.9 million. As noted below, the Company would not have been in compliance with certain financial covenants under its credit facility absent certain amendments entered into in June 2009.

As of December 31, 2008, the Company had $20.2 million in consolidated cash and cash equivalents, compared to $11.8 million at December 31, 2007.

Cash provided by Operating Activities

Cash provided by operating activities was $33.2 million in 2008 compared to cash provided by operating activities of $70.4 million in 2007. The decrease in cash provided by operating activities is due to a $60.0 million net loss in 2008 compared to $30.6 million of net income in 2007, partially offset by an increase in non-cash expenses in 2008, including goodwill impairment of $48.0 million and an impairment write-down of fixed assets and intangible assets of $6.6 million. A decrease in trade accounts receivable of $25.2 million during 2008 contributed to the cash provided by operating activities.

Depreciation and amortization expense in 2008 was $20.8 million as compared to $21.4 million in the prior year. The decrease in depreciation and amortization expense reflects the reduction in capital expenditures during 2008 as compared to the prior year.

Cash used in Investing Activities

Cash used in investing activities was $26.2 million for the year ended December 31, 2008 compared to $37.2 million of cash used in investing activities during the year ended December 31, 2007. The cash used in investing activities during 2008 includes $12.8 million for acquisitions, primarily for Brandmark International Holdings, compared to $21.4 million during 2007. Capital expenditures were $14.9 million in 2008 compared to $18.1 million in 2007.

Cash used in Financing Activities

Cash used in financing activities was $0.5 million for 2008 compared to cash used in financing activities of $32.2 million in 2007. During 2008, the Company acquired two million of its common shares on the open market for $27.4 million and financed the purchases with proceeds of $28.0 million from its revolving credit facility. During 2007, the Company paid down its revolving credit facility by $33.4 million, mainly with cash generated from operations.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. At December 31, 2008, $66.3 million was outstanding under the agreement. On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15.0 million to $45.0 million annually, increased the Company’s allowable maximum acquisition amount from $50.0 million to $75.0 million annually and increased the Company’s permitted foreign subsidiary investment amount from $60.0 million to $120.0 million. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7.9 million of the outstanding revolving credit balance at December 31, 2008 was paid at closing and $2.6 million will be paid on or before September 30, 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. The total balance outstanding under the revolving credit agreement, $66.3 million, is included on the December 31, 2008 Consolidated Balance Sheet as follows: $10.5 million is included in Current maturities of long-term debt and $55.8 million is included in Long-term debt.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the original principal amount of $10.0 million, will mature in 2010. The second and third notes, each in the original principal amount of $20.0 million, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5.2 million of the combined principal of the three notes was paid at closing and $1.8 million will be paid on or before September 30, 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8.6 million will mature in 2010, and $17.2 million will mature in both 2011 and 2012. Additionally as amended, the first, second and third notes will bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The total of these notes, $50.0 million, is included on the December 31, 2008 Consolidated Balance Sheet as follows: $7.0 million is included in Current maturities of long-term debt and $43.0 million is included in Long-term debt.

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15.0 million and Tranche B, for $10.0 million. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2.1 million from 2007 to 2013, and the Tranche B note was payable in annual installments of $1.4 million from 2008 to 2014. Pursuant to the 2009 amendment, $1.9 million of the combined principal of the two notes was paid at closing and $0.6 million will be paid on or before September 30, 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1.8 million from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1.2 million from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2.1 million on each December 31 and $1.4 million on each April 1). The originally scheduled Tranche B installment payment of $1.4 million was paid when due in April 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, $19.3 million, is included on the December 31, 2008 Consolidated Balance Sheet as follows: $5.8 million is included in Current maturities of long-term debt and $13.5 million is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at December 31, 2008.

2009 Amendments to Revolving Credit Facility and Note Purchase Agreements

As a result of a goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, in June 2009 the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:

•	reduced the size of the Company’s revolving credit facility by $32.5 million, from $115.0 million (expandable to $125.0 million) to $82.5 million;

•	after the payment of $2.6 million on or before September 30, 2009, the size of the Company’s revolving credit facility will be further reduced to $80.0 million, which, based on the Company’s June 1, 2009 outstanding revolving credit balance, is expected to provide approximately $15 million of available credit;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009, decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

•	amended the credit facility’s pricing terms, including increasing the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bps”), depending on the cash-flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bps per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bps;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $0.3 million per fiscal quarter, or approximately $.01 per share based on the number of shares of common stock currently outstanding;

•	require the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17.5 million, from $25.0 million, during any fiscal year; and

•	provide a waiver for any noncompliance with certain financial covenants, as well as with covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.

In addition, all amounts due under the credit facility and the outstanding notes are now secured through liens on substantially all of the Company’s and its domestic subsidiaries’ personal property.

As part of the credit facility amendments, the note purchase agreements associated with its outstanding senior notes were amended to include financial and other covenants that are the same as or substantially equivalent to the revised financial and other covenants under its amended credit facility.

Management believes that the level of working capital is adequate for the Company’s liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its operations, either through currently available cash and cash generated from future operations, or pursuant to its renegotiated credit facility. The Company’s ability to realize its near-term business objectives is subject to, among other things, its ability to remain in compliance with its covenants under its debt arrangements. Based on its 2009 business plan, which contains a number of assumptions related to economic trends and the Company’s business and operations, the Company presently expects to remain in compliance with its debt covenants for the foreseeable future; however compliance in 2009 and thereafter remains subject to many variables, including those described under “Risk Factors” contained in this report. If the Company is not able to remain in compliance with its debt covenants, its lenders could restrict the Company’s ability to draw further on its credit facility or could elect to declare all amounts outstanding under the Company’s material debt arrangements to be immediately due and payable. Either event would materially adversely affect the Company’s liquidity and, in turn, its business and financial condition. If the lenders accelerate the payment of the indebtedness due to any covenant breach, the Company’s assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. See “Risk Factors” for a more detailed discussion of certain of the factors that could adversely affect the Company’s business. Additionally, the Company will need to renew, extend or enter into a new credit facility prior to the expiration of its revolving credit facility in January 2010; however, there can be no assurances that it will be able to successfully negotiate a replacement facility or refinance any of its debt, including its revolving credit facility in January 2010 or its Senior Notes as they become due, on commercially reasonable terms or at all.

The Company operates in thirteen countries besides the United States. The Company currently believes that there are no political, economic or currency restrictions that materially limit the Company’s flexibility in managing its global cash resources.

SEASONALITY

With the acquisitions of Winnetts and Seven, the seasonal fluctuations in business on a combined basis generally result in lower revenues in the first quarter as compared to the other quarters of the year ended December 31.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash flows from its historically profitable operations have permitted the Company to re-invest in the business through capital expenditures and acquisitions of complementary businesses. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $10 to $15 million annually. Also, over the next five years, the Company’s revolving credit facility and most of its long-term private placement debt matures, including $67.4 million of debt that matures in 2010. The Company’s total contractual obligations over the next five years total approximately $226 million, including all debt obligations (see contractual obligation table below.) At this time, the Company believes that cash flow from operations and its ability to refinance its maturing debt obligations will be sufficient to finance the Company during the next five years, assuming no significant business acquisitions. If a significant acquisition is undertaken in the next five years, the Company believes that it will have sufficient access to both debt and equity markets to finance such an acquisition without unduly burdening the Company’s balance sheet or cash flows.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
Contractual Obligations	Total	Year	Year	Years	Years
	(In thousands)

Debt obligations	$135,827	$23,563	$87,684	$23,351	$1,229
Interest on debt(1)	12,965	4,272	7,310	1,328	55
Operating lease obligations	50,972	12,645	17,800	11,927	8,600
Purchase obligations	7,155	5,095	2,060	—	—
Deferred compensation	1,942	249	31	31	1,631
Multiemployer pension withdrawal	7,400	—	7,400	—	—
Uncertain tax positions(2)	9,249	1,906	7,343	—	—

Total	$225,510	$47,730	$129,628	$36,637	$11,515

(1)	Reflects scheduled interest payments on fixed-rate debt. Variable-rate interest on approximately $66,250 of variable rate debt under its revolving credit agreement as of December 31, 2008 is excluded because regular interest payments are not scheduled and fluctuate depending on outstanding principal balance and market-rate interest levels.

(2)	Represents liability related to uncertain tax positions.

Purchase obligations resulting from purchase orders entered in the normal course of business are not significant. The Company’s major manufacturing cost is employees’ labor.

The Company expects to fund future contractual obligations through funds generated from operations, together with general company financing transactions.

Critical accounting policies and estimates

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

Accounts Receivable.  The Company’s clients are primarily consumer product manufacturers, advertising agencies; retailers, both grocery and non-grocery and entertainment companies. Accounts receivable consist primarily of amounts due to Schawk from its normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on its historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts and credit memos of $3.1 million was established at December 31, 2008, compared to an allowance of $2.1 million at December 31, 2007. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense.

Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the consumer packaging industry, a loss of a major customer or several customers, a significant decrease in the market value of an asset, a significant adverse change in the manner in which an asset is used or an adverse change in the physical condition of an asset. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions. During 2008, the Company recorded the following impairment charges: $3.5 million for land and buildings where the carrying values could not be supported by current appraised market values; $2.3 million for internally-developed software where a change in circumstances indicated that the future value of the software may not be recoverable; $0.5 million to write-down the carrying value of the Company’s large format print operation to fair value; and $0.2 million for fixed assets, mainly related to leasehold improvements at a facility where the lease was terminated before the lease expiration date. In addition, $0.6 million of asset impairments, mainly for leasehold improvements at vacated facilities, were recorded in connection with the Company’s 2008 restructuring program, included in Acquisition integration and restructuring expense in the Consolidated statement of Operations at December 31, 2008. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, resulting in future additional impairment charges.

Goodwill and Other Acquired Intangible Assets.  The Company has made acquisitions in the past that included a significant amount of goodwill, customer relationships and, to a lesser extent, other intangible assets. Effective in 2002, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Customer relationships and other intangible assets are amortized over their useful lives and are tested for impairment when events and circumstances indicate that an impairment condition may exist. Events that may indicate potential impairment include a loss of or a significant decrease in volume from a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. When a potential impairment condition has been identified, an impairment test of the intangible asset is performed, based on estimated future undiscounted cash flows. During the fourth quarter of 2008, the Company recorded an impairment write-down of $0.2 million for customer relationship intangible assets for which it was determined that future estimated cash flows did not support the carrying value. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future. The Company did not identify any other events or changes in circumstances that would indicate an impairment condition existed at December 31, 2008, with respect to its intangible assets other than goodwill.

The Company historically performed an annual goodwill impairment test as of December 31 each year; however, in the fourth quarter of 2008, the Company changed its annual test date to October 1st, commencing with the test for 2008, in order to have the required testing completed prior to its year-end closing activities. This change did not delay, accelerate or avoid any impairment charge. Accordingly the Company believes that this accounting change is preferable in its circumstances. This change constitutes a change in accounting principle under SFAS No. 154, “Accounting Changes and Error Corrections, (“SFAS No. 154”), a replacement of APB opinion No. 20 and FASB Statement No. 3”.

The Company performed the required impairment test as of October 1, 2008. In accordance with Statement of Financial Accounting Standards (“SFAS No. 142”) “Goodwill and Other Intangible Assets (as amended) and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company assigned its goodwill to multiple reporting units, mainly on a geographic basis at a level below the operating segments. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated a potential impairment of the goodwill assigned to the Company’s European and Anthem reporting units. The Company then prepared a step two valuation of the European and Anthem reporting units and concluded, after assigning fair values to all assets and liabilities of these reporting units in a manner similar to a purchase price allocation, that goodwill for the European and Anthem reporting units was impaired by $30.7 million and $17.4 million, respectively. The Company recorded this impairment adjustment in the fourth quarter of 2008. See Note 9 — Goodwill and Intangible Assets for further information.

A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s common stock could result in additional impairment charges.

Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit us, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes (as amended)an interpretation of FASB Statement No. 109”. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. See Note 13 to the Consolidated Financial Statements for further discussion.

The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income tax rules limiting the availability of the losses to offset future taxable income.

Exit Reserves.  The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. During 2008, the Company recorded a reduction to its exit reserves for the Seven Worldwide acquisition in the amount of $1.1 million, primarily due to changes in sublease assumptions at several vacated facilities. At December 31, 2008, the Company had exit reserves of approximately $2.6 million that were included in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheet, for exit activities completed in 2005 through 2007, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Interest Rate Exposure

The Company has $66.3 million of variable rate debt outstanding at December 31, 2008 and expects to use its variable rate credit facilities during 2009 and beyond to fund acquisitions and cash flow needs. The debt is variable to the Eurocurrency rates. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. An adverse change of 10 percent in interest rates (from 2.4 percent at December 31, 2008 to 2.64 percent) would add approximately $0.2 million of interest cost annually based on the variable rate debt outstanding at December 31, 2008. The Company does not actively manage interest rate exposure on variable rate debt and the Company does not currently hedge its interest rate exposures. The Company’s remaining debt is fixed at rates that range from 8.81 percent to 9.17 percent.

Foreign Exchange Exposure

The Company is subject to changes in various foreign currency exchange rates. The Company’s principal currency exposures relate to the British Pound, Canadian Dollar, Euro, Chinese Yuan, Malaysian Ringgit and the Australian Dollar. The Company’s results of operations were adversely affected by the increase in value of the US dollar relative to most foreign currencies that occurred during the second half of 2008. An additional adverse change of 10 percent in exchange rates would have resulted in a decrease in sales of $13.5 million, or 2.7 percent, and an increase in income before income taxes of $3.3 million, or 5.8 percent, for the year ended December 31, 2008.

For the years ended December 31, 2008 and December 31, 2007, the Company recorded pre-tax foreign exchange losses (gains) of $4.3 million and $(0.2 million) respectively. These losses (gains) were recorded by international subsidiaries primarily for unhedged currency exposure arising from intercompany debt obligations. These losses (gains) are included in selling, general and administrative expenses in the Consolidated Statement of Operations. The Company does not currently hedge its foreign currency exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2007 and related consolidated statements of stockholders’ equity for the years ended December 31, 2007 and 2006 have been restated.

During 2007, as discussed in Notes 2 and 13 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schawk, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated June 11, 2009 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 11, 2009

Schawk, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
		(Restated)
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$20,205	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $3,138 in 2008 and $2,063 in 2007	83,218	113,215
Inventories	23,617	21,902
Prepaid expenses and other current assets	11,243	13,524
Income tax receivable	3,348	—
Assets held for sale	6,555	—
Deferred income taxes	2,765	4,755

Total current assets	150,951	165,150
Property and equipment, net	58,325	77,083
Goodwill	184,037	246,368
Other intangible assets, net	39,125	41,528
Deferred income taxes	2,752	—
Other assets	5,163	4,858

Total assets	$440,353	$534,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,694	$26,308
Accrued expenses	52,016	52,420
Income taxes payable	—	4,754
Current portion of long-term debt	23,563	4,433

Total current liabilities	96,273	87,915
Long-term debt	112,264	105,942
Deferred income taxes	1,858	15,814
Other long-term liabilities	29,137	24,547
Stockholders’ Equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,478,456 and 29,213,166 shares issued at December 31, 2008 and 2007, respectively , 25,218,566 and 27,013,482 shares outstanding at December 31, 2008 and 2007, respectively	217	216
Additional paid-in capital	187,801	184,110
Retained earnings	68,016	131,457
Accumulated comprehensive income, net	1,368	14,162

	257,402	329,945
Treasury stock, at cost, 4,259,890 and 2,199,684 shares of common stock at December 31, 2008 and 2007, respectively	(56,581)	(29,176)

Total stockholders’ equity	200,821	300,769

Total liabilities and stockholders’ equity	$440,353	$534,987

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net sales	$494,184	$544,409	$546,118
Cost of sales	329,814	352,015	356,149

Gross profit	164,370	192,394	189,969
Selling, general, and administrative expenses	148,596	131,024	136,710
Impairment of goodwill	48,041	—	—
Acquisition integration and restructuring expenses	10,390	—	3,933
Multiemployer pension withdrawal expense	7,254	—	1,285
Impairment of long-lived assets	6,644	1,197	—
Reserve reversal from litigation settlement	—	—	(6,871)

Operating income (loss)	(56,555)	60,173	54,912
Other income (expense):
Interest income	291	297	467
Interest expense	(6,852)	(9,214)	(10,617)

	(6,561)	(8,917)	(10,150)

Income (loss) from continuing operations before income taxes	(63,116)	51,256	44,762
Income tax provision (benefit)	(3,110)	20,658	18,813

Income (loss) from continuing operations	(60,006)	30,598	25,949
Loss from discontinued operations, net of tax benefit of $851 in 2006	—	—	(1,332)

Net income (loss)	$(60,006)	$30,598	$24,617

Earnings per share:
Basic:
Income (loss) from continuing operations	$(2.24)	$1.14	$0.98
Loss from discontinued operations	$—	$—	$(0.05)

Net income (loss) per common share	$(2.24)	$1.14	$0.93
Diluted:
Income (loss) from continuing operations	$(2.24)	$1.10	$0.95
Loss from discontinued operations	$—	$—	$(0.05)

Net income (loss) per common share	$(2.24)	$1.10	$0.90
Weighted average shares outstanding:
Basic	26,739	26,869	26,393
Diluted	26,739	27,701	27,395
Dividends per Class A common share	$0.13	$0.13	$0.13

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net income (loss)	$(60,006)	$30,598	$24,617
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	16,693	17,574	19,051
Amortization	4,058	3,779	3,466
Impairment write-down of goodwill	48,041	—	—
Impairment write-down of long-lived assets	6,644	1,197	—
Non-cash restructuring charge	628	—	—
Deferred income taxes	(8,452)	1,323	(9,826)
Reserve reversal from litigation settlement	—	—	(6,871)
Loss (gain) on sale of equipment	362	(852)	532
Share-based compensation expense	1,385	1,011	1,059
Tax benefit from stock options exercised	(100)	(608)	(1,662)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	25,184	21,204	(3,568)
Inventories	(2,936)	883	1,564
Prepaid expenses and other current assets	1,048	(3,971)	11
Trade accounts payable, accrued expenses and other liabilities	1,993	(5,884)	(20,130)
Income taxes refundable (payable)	(1,383)	4,175	19,952

Net cash provided by operating activities	33,159	70,429	28,195
Investing activities
Proceeds from disposal of property and equipment	1,189	2,605	4,551
Proceeds from sale of business	—	—	28,184
Purchases of property and equipment	(14,912)	(18,121)	(24,662)
Acquisitions, net of cash acquired	(12,784)	(21,384)	(9,747)
Other	309	(261)	(112)

Net cash used in investing activities	(26,198)	(37,161)	(1,786)
Financing activities
Issuance of common stock	2,208	4,116	6,921
Net principal proceeds (payments) on debt	28,033	(33,408)	(27,514)
Principal payments on capital lease obligations	—	(37)	(492)
Tax benefit from stock options exercised	100	608	1,662
Cash dividends	(3,411)	(3,474)	(3,424)
Purchase of common stock	(27,430)	(42)	(1,223)

Net cash used in financing activities	(500)	(32,237)	(24,070)
Effect of foreign currency rate changes	1,990	546	319

Net increase in cash and cash equivalents	8,451	1,577	2,658
Cash and cash equivalents beginning of period	11,754	10,177	7,519

Cash and cash equivalents end of period	$20,205	$11,754	$10,177

Supplementary cash flow disclosures:
Dividends issued in the form of Class A common stock	$24	$24	$23
Cash paid for interest	$5,494	$7,574	$8,898
Cash paid for income taxes, net	$6,481	$15,923	$3,686

See accompanying notes.

Schawk, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006 (Restated), 2007 (Restated) and 2008

	Class A
	Common	Class A	Additional		Accumulated		Total
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share amounts)

Balance at December 31, 2005 (As originally reported)	26,070,747	$208	$168,794	$86,081	$1,933	$(27,963)	$229,053
Restatement Adjustments				(2,191)	(784)		(2,975)

Balance at December 31, 2005 (Restated)	26,070,747	208	168,794	83,890	1,149	(27,963)	226,078
Net income	—	—	—	24,617	—	—	24,617
Foreign currency translation adjustment	—	—	—	—	5,506	—	5,506

Total comprehensive income	—	—	—	—	—	—	30,123

Sale of Class A common stock	559,086	3	5,814	—	—	—	5,817
Tax benefit from stock options exercised	—	—	1,662	—	—	—	1,662
Purchase of Class A treasury stock	(64,281)	—	—	—	—	(1,223)	(1,223)
Stock issued under employee stock purchase plan	53,929	1	1,103	—	—	—	1,104
Share-based compensation expense	—	—	1,059	—	—	—	1,059
Issuance of Class A common stock under dividend reinvestment program	1,329	—	—	(23)	—	26	3
Cash dividends	—	—	—	(3,424)	—		(3,424)

Balance at December 31, 2006 (Restated)	26,620,810	212	178,432	105,060	6,655	(29,160)	261,199
Net income	—	—	—	30,598	—	—	30,598
Foreign currency translation adjustment	—	—	—	—	7,507	—	7,507

Total comprehensive income	—	—	—	—	—	—	38,105

Adoption of FIN 48	—	—	(53)	(703)	—	—	(756)
Sale of Class A common stock	345,754	3	3,266	—	—	—	3,269
Tax benefit from stock options exercised	—	—	608	—	—	—	608
Purchase of Class A treasury stock	(2,146)	—	—	—	—	(42)	(42)
Stock issued under employee stock purchase plan	47,683	1	846	—	—	—	847
Share-based compensation expense	—	—	1,011	—	—	—	1,011
Issuance of Class A common stock under dividend reinvestment program	1,381	—	—	(24)	—	26	2
Cash dividends	—	—	—	(3,474)	—	—	(3,474)

Balance at December 31, 2007 (Restated)	27,013,482	216	184,110	131,457	14,162	(29,176)	300,769
Net loss	—	—	—	(60,006)	—	—	(60,006)
Foreign currency translation adjustment	—	—	—	—	(12,794)	—	(12,794)

Total comprehensive (loss)	—	—	—	—	—	—	(72,800)

Sale of Class A common stock	142,533	1	1,431	—	—	—	1,432
Tax benefit from stock options exercised	—	—	100	—	—	—	100
Purchase of Class A treasury stock	(2,000,000)	—	—	—	—	(27,430)	(27,430)
Stock issued under employee stock purchase plan	60,657	—	775	—	—	—	775
Share-based compensation expense	—	—	1,385	—	—	—	1,385
Issuance of Class A common stock under dividend reinvestment program	1,894	—	—	(24)	—	25	1
Cash dividends	—	—	—	(3,411)	—	—	(3,411)

Balance at December 31, 2008	25,218,566	$217	$187,801	$68,016	$1,368	$(56,581)	$200,821

See accompanying notes.

Schawk, Inc.

Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Amounts)

NOTE 1.	Restatement of Previously Issued Financial Statements

Restatement to correct error in the financial statements for the year ended December 31, 2002

In May 2008, as part of a strategic review, the Company discovered an error in its accounting for the goodwill associated with one of its Canadian operating units, Cactus, which is a large-format print producer acquired by the Company in 1999. For purposes of goodwill testing, this operation had been incorrectly aggregated with the Company’s broader Canadian reporting unit at December 31, 2007 and 2006, and with all operating units of the Company for fiscal years 2002 through 2005. At December 31, 2007 and in previous fiscal years, however, Cactus should have been treated as a separate reporting unit because it is a dissimilar business and met the requirements of a separate reporting unit under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Because Cactus should have been treated as a separate reporting unit, its goodwill should have been tested for impairment on a stand-alone basis.

Treating Cactus as a separate reporting unit, the Company performed a discounted cash flow analysis using historical and projected financial performance of Cactus and determined that the goodwill associated with Cactus was impaired by approximately $2,191 as of December 31, 2002. The Company performed an analysis to determine if this error was material to the current period or any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB No. 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). Based on this analysis, the Company concluded that the error was material to the results of operations for the year ended December 31, 2002, and would have been material to the 2008 income statement.

The Company has presented a restated consolidated balance sheet as of December 31, 2007 in this Form 10-K to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income, to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3,527 as of December 31, 2007, a decrease in accumulated comprehensive income of $1,336 due to the fluctuation in exchange rates between the Canadian dollar and the US dollar and a decrease in retained earnings of $2,191. The accounting error has no effect on net income for any period after fiscal 2002. The Company has also included the impact of this correction in the financial information presented in “Item 6, Selected Financial Data” of this Form 10-K.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the effect of the restatement to correct an error in the December 31, 2002 financial statements on the Consolidated Balance Sheet for the year ended December 31, 2007:

Consolidated Balance Sheet

	December 31, 2007
	Previously
	Reported	Restated

Assets
Current assets:
Cash and cash equivalents	$11,754	$11,754
Trade accounts receivable, less allowance for doubtful accounts of $2,063	113,215	113,215
Inventories	21,902	21,902
Prepaid expenses and other current assets	13,524	13,524
Deferred income taxes	4,755	4,755

Total current assets	165,150	165,150
Property and equipment, net	77,083	77,083
Goodwill	249,895	246,368
Other intangible assets, net	41,528	41,528
Other assets	4,858	4,858

Total assets	$538,514	$534,987

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$26,308	$26,308
Accrued expenses	52,420	52,420
Income taxes payable	4,754	4,754
Current portion of long-term debt	4,433	4,433

Total current liabilities	87,915	87,915
Long-term debt	105,942	105,942
Other long-term liabilities	24,547	24,547
Deferred income taxes	15,814	15,814
Stockholders’ Equity:
Common stock	216	216
Additional paid-in capital	184,110	184,110
Retained earnings	133,648	131,457
Accumulated comprehensive income, net	15,498	14,162

	333,472	329,945
Treasury stock, at cost	(29,176)	(29,176)

Total stockholders’ equity	304,296	300,769

Total liabilities and stockholders’ equity	$538,514	$534,987

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 2.	Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current-period presentation. The Company’s results as discussed in the financial statements reflect continuing operations, unless otherwise noted — see Note 4 — Discontinued Operations.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents include highly liquid debt instruments and time deposits having an original maturity at the date of purchase of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable and Concentration of Credit Risk

The Company sells its products to a wide range of customers in the consumer products, retail, advertising agency and entertainment industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. An allowance for doubtful accounts and credit memos is maintained at a level management believes is sufficient to cover potential losses. The Company evaluates the collectability of its accounts receivable based on the length of time the receivable is past due and its historic experience of write-offs. Trade accounts receivable are charged to the allowance when the Company determines that the receivable will not be collectible. Trade accounts receivable balances are determined to be delinquent when the amount is past due, based on the payment terms with the customer. An allowance for credit memos is maintained based upon historical credit memo issuance.

Inventories

The Company’s inventories include made-to-order graphic designs, images and text for a variety of media including the consumer products, retail, and entertainment industries and consist primarily of raw materials and work in process inventories as well as a finished goods inventory related to the Company’s Los Angeles print operation. Raw materials are stated at the lower of cost or market. Work-in-process consists of primarily deferred labor and overhead costs. The overhead pool of costs includes costs associated with direct labor employees (including direct labor costs not chargeable to specific jobs, which are also considered a direct cost of production) and all indirect costs associated with the production/creative design process, excluding any selling, general and administrative costs.

Approximately 13 percent of total inventories in 2008 and 12 percent in 2007 are determined on the last in, first out (LIFO) cost basis. The remaining raw materials inventories are determined on the first in, first out (FIFO) cost basis. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment, including capitalized leases is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 30 years.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Goodwill

Acquired goodwill is not amortized, but instead is subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets, as amended”, goodwill must be tested for impairment at the reporting unit level. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of SFAS 142 and the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), and related interpretive literature are defined primarily on a geographic basis.

If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit and estimates the implied fair value of goodwill. Fair value is determined considering both the income approach (discounted cash flow), and the market approach. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

During 2008, the Company changed its annual goodwill testing date from year-end to October 1 and performed the 2008 test as of that date. The Company determined that goodwill allocated to its Europe and Anthem reporting units was impaired and recorded an impairment adjustment in the amount of $48,041. See Note 9 — Goodwill and Intangible Assets for further information.

Software Developed for Internal Use

The Company capitalizes certain direct development costs associated with internal-use computer software in accordance with AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” (“SOP No. 98-1”). These costs are incurred during the application development stage of a project and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. The costs capitalized are primarily employee compensation and outside consultant fees incurred to develop the software prior to implementation. These costs are recorded as fixed assets in computer software and licenses and are amortized over a period of from three to seven years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

During 2008, software that had been capitalized by the Company in accordance with the AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the assets might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs. As a result of these circumstances, the Company has written down the capitalized costs of the software to fair value. The amount of this write-down recorded in 2008 was $2,336 and is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in Corporate.

Software Developed for Sale to Customers

The Company’s policy for capitalization of internally-developed software for sale to customers is in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). Substantially all costs are incurred prior to the point at which technological feasibility is established for the computer software under development and as such are charged to expense when incurred.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Long-lived Assets

The recoverability of long-lived assets, including amortizable intangibles, is evaluated by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that impairment may have occurred. The Company also re-evaluates the periods of amortization of long- lived assets to determine whether events and circumstances warrant revised useful lives. If impairment has occurred, the carrying value of the long-lived asset is adjusted to its fair value, generally equal to the future estimated undiscounted cash flows associated with the asset.

During 2008, the Company recorded $6,644 of impairments related to long-lived assets. See Note 22 — Impairment of Long-lived Assets for more information.

Revenue Recognition

The Company derives revenue primarily from providing products and services to its clients on a custom-job basis. In accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (“SAB No. 104”), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is reasonably assured. The Company records a revenue accrual entry at each month-end for jobs that meet the four SAB 104 criteria but which have not yet been invoiced to the client. Revenue for services is recognized when the services are provided to the customer.

The Company’s products and services are sold directly through its worldwide sales force and revenue is recognized at the time the products and/or services are delivered, either electronically or through traditional shipping methods, after satisfaction of all the terms and conditions of the underlying arrangement. When the Company provides a combination of products and services to clients, the arrangement is evaluated under Emerging Issues Task Force Issue (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.

The Company also derives revenue through its Digital Solutions businesses from the sale of software, software implementation services, technical support services and managed application service provider (ASP) services. The Company recognizes revenue related to the sales in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.” (“SOP No. 97-2”). In multiple element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered elements cannot be determined, which is the case for the majority of the Company’s software revenue arrangements, the Company defers revenue for the delivered elements until undelivered elements are delivered and revenue is recognized ratably over the term of the underlying client contract, when obligations have been satisfied. For services performed on a time and materials basis where no other elements are included in the client contract, revenue is recognized upon performance once the criteria of SAB 104 have been met.

Vendor Rebates

The Company has entered into agreements with several of its major suppliers for fixed rate discounts and volume discounts, primarily received in cash, on materials used in its production process. Some of the discounts are determined based upon a fixed discount rate, while others are determined based upon the purchased volume during a given period, typically one year. The Company is following the guidance in EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, (“EITF No. 02-16”) as it is recognizing the amount of the discounts as a reduction of the cost of materials either included in raw materials or

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

work in process inventories or as a credit to cost of goods sold to the extent that the product has been sold to a customer. The Company recognizes the amount of volume discounts based upon an estimate of purchasing levels for a given period, typically one year, and past experience with a particular vendor. Some rebate payments are received monthly while others are received quarterly. Historically, the Company has not recorded significant adjustments to estimated vendor rebates.

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

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which was adopted by the Company on January 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures of unrecognized tax benefits.

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value Measurements

Fair value is defined under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2 — Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at December 31, 2008 and 2007, except as follows:

	December 31,
	2008	2007

Fair value of fixed-rate notes payable	$65,262	$71,487
Carrying value of fixed-rate notes payable	69,286	72,857

The carrying value of amounts outstanding under the Company’s revolving credit agreement is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s fixed rate notes payable is based on quoted market prices (Level 1 within the fair value hierarchy). Under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.

During 2008, the Company has undertaken restructuring activities, as discussed in Note 6 — Acquisition Integration and Restructuring, tested its goodwill as discussed in Note 9 — Goodwill and Other Intangible Assets, and recorded certain asset impairments as discussed in Note 22 — Impairment of Long-Lived Assets. These activities required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on certain asset groups to test for potential impairment. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

New Accounting Pronouncements

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

On January 1, 2008, the Company adopted the provisions of SFAS No. 159. The statement permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to measure any financial assets or financial liabilities at fair value.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. Relative to SFAS No. 157, the FASB has issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, the Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. There was no material effect on its financial statements upon adoption. The Company does not expect a material impact on its financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for the first quarter of 2009.

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

NOTE 3.	Acquisitions

Brandmark International Holding B.V.

Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm, which has historically done business as DJPA. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom. The net assets of Brandmark are included in the consolidated financial statements as of December 31, 2008, in the Other operating segment. The primary reason for the acquisition was to expand the Company’s creative design business in Europe, enhancing the Company’s ability to provide services for its multinational clients. This was the primary factor that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible for tax purposes.

The purchase price of $10,279 consisted of $8,102 paid in cash to the seller at closing, $2,026 retained in an escrow account, less $245 accrued as a receivable from the sellers for a Net Working Capital and Tangible Net Equity adjustment and $396 accrued for acquisition-related professional fees.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has recorded a preliminary purchase price allocation based on a fair value appraisal by an independent consulting company that is in process. The purchase price allocation will be adjusted upon finalization of the appraisal in 2009. A summary of the preliminary fair values assigned to the acquired net assets is as follows:

Accounts receivable	$1,193
Inventory	3
Other current assets	78
Fixed assets	146
Goodwill	7,661
Customer relationships	5,008
Trade names	56
Accounts payable	(472)
Accrued expenses	(634)
Income tax payable	(140)
Deferred income taxes	(590)
Other long term liabilities	(2,460)

Total cash paid at closing, net of $430 cash acquired	$9,849

The purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes is achieved for fiscal year ending March 31, 2009. The purchase price allocation will be adjusted if the additional purchase price amount is earned.

The weighted-average amortization period of the customer relationship and trade name intangible assets is 5.9 years. The intangible asset amortization expense will be approximately $891 in 2009 and $835 each year in 2010 through 2013.

Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Marque Brand Consultants Pty Ltd.

Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd (“Marque”), an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the consolidated financial statements in the Other operating segment beginning June 1, 2008. The primary reason for the acquisition was to expand the Company’s creative design business in Australia. Having an expanded creative design capability in Australia will allow the Company to provide services for its multinational clients with Australian operations. Marque is a sister company to Perks Design Partners Pty Ltd., which the Company acquired August 1, 2007. These were the primary factors that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible for tax purposes.

The purchase price of $2,626 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment, $74 paid for acquisition-related professional fees and $156 accrued for an estimated purchase price adjustment for the first earnout period ended December 31, 2008. The

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company has recorded a purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. A summary of the fair values assigned to the acquired net assets is as follows:

Inventory	$1
Other current assets	1
Fixed assets	40
Goodwill	26
Customer relationships	1,292
Non-compete agreement	92
Trade names	37
Accounts payable	(48)
Income tax payable	(136)
Other current liabilities	(49)

Total cash paid at closing, net of $1,370 cash acquired	$1,256

The purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar year 2009. The purchase price allocation will be adjusted if the additional purchase price amount is earned.

The weighted-average amortization period of the customer relationship, non-compete agreement and trade name intangible assets is 14.2 years. The intangible asset amortization expense was $56 for the year ended December 31, 2008, and will be approximately $90 in 2009 and 2010, $75 in 2011 and $67 in each of 2012 and 2013.

Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Perks Design Partners Pty Ltd.

Effective August 1, 2007, the Company acquired 100 percent of the outstanding stock of Perks Design Partners Pty Ltd (“Perks”), an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Perks are included in the consolidated financial statements in the Other operating segment beginning August 1, 2007. The primary reason for the acquisition was to expand the Company’s creative design business in Australia. The Company has multinational clients which have requested that we increase our global coverage to include Australia so that the Company can provide design services for their Australian operations. The reputation of Perks as a quality provider of design services to multinational consumer products clients was another factor we considered in acquiring Perks. These were the primary factors that contributed to the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible as an operating expense for tax purposes.

The purchase price of $3,328 consisted of $1,792 paid in cash to the seller at closing, $1,193 paid to escrow accounts, $178 accrued for an estimated net tangible asset adjustment and $165 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. In June 2008, the Company paid $67 of the $178 net tangible asset adjustment that had been accrued at December 31, 2007. The balance of $111 remains in dispute at December 31, 2008.

Protopak Innovations, Inc.

Effective September 1, 2007, the Company acquired 100% of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada-based Company that produces prototypes and samples used by the consumer

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

products packaging industry as part of the marketing and sales of their products. The net assets and results of operations of Protopak are included in the consolidated financial statements in the Other operating segment. The primary reason for the acquisition was to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its customers with product packaging samples reflecting its customers’ proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. The Company determined that Protopak was a leader in this business and serviced many U.S.-based multinational consumer product companies both in Canada and for clients’ U.S. offices. Many of Protopak’s clients were also clients of the Company, so management of the Company believed there was a complimentary fit between the two businesses. These were the primary factors that resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is not deductible for tax purposes.

The base purchase price of $12,109 consisted of $11,367 paid in cash to the seller, $588 accrued for a working capital adjustment based on the final closing date balance sheet and $154 paid for acquisition-related professional fees. The Company paid the working capital adjustment in April 2008. During the first quarter of 2008, the Company finalized the purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The final allocation resulted in an increase of $285 in the fair value assigned to fixed assets with a corresponding decrease of $285 in goodwill. In addition, in the first quarter of 2008, $18 of professional fees related to the acquisition was capitalized as additional goodwill. A summary of the final fair values assigned to the acquired net assets is as follows:

Trade accounts receivable	$836
Other current assets	132
Fixed assets	765
Goodwill	7,020
Customer relationships	4,736
Non-compete agreement	379
Trade names	284
Accounts payable	(52)
Income tax payable	(84)
Deferred income taxes	(2,176)

Total cash paid at closing, net of $269 cash acquired	$11,840

The acquisition agreement provides that the purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company accrued $629 for a purchase price adjustment at September 30, 2008 and allocated the additional purchase price to goodwill. The purchase price adjustment was remitted to the former owners in the first quarter of 2009. If the earnings thresholds are exceeded for the fiscal years ending September 30, 2009 and September 30, 2010, the purchase price allocation will be adjusted to reflect these additional purchase price adjustments.

Schawk India, Ltd.

The Company acquired 50 percent of a company currently known as Schawk India, Ltd., which provides artwork management, pre media and print management services. In February 2005, as part of the Company’s acquisition of Seven Worldwide Holdings, Inc. and an additional 40 percent was acquired on July 1, 2006. The net assets and results of operations of Schawk India, Inc., net of minority interest, have been included in the consolidated financial statements in the Other operating segment since July 1, 2006.

Effective August 1, 2007, the Company purchased the remaining 10 percent of the outstanding stock of Schawk India, Ltd. from the minority shareholders for $500. The purchase price, less $33 representing the minority

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest, was allocated to goodwill. The primary reason for the acquisition was to acquire the remaining minority interest in Schawk, India, Ltd. The Company previously acquired a 90 percent interest in this company and determined that 100 percent ownership would allow the Company to better manage and make better use of the workforce and resources in India. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.

Benchmark Marketing Services, LLC

On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC (“Benchmark”), a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The net assets and results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. The primary reason for the acquisition was to acquire an established workforce in the Cincinnati area to complement the Company’s existing Anthem Cincinnati creative design operation. This resulted in the recognition of goodwill in the Company’s consolidated financial statements. The goodwill is deductible as an operating expense for tax purposes.

The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. In addition, the Company recorded a reserve of $666 as of the acquisition date for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to this facility in October 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The remaining reserve balance of $426 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2008.

The following table summarizes the reserve activity from December 31, 2007 through December 31, 2008:

	Balance			Balance
	December 31,			December 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$666	$(198)	$(42)	$426

The acquisition agreement provides that the purchase price may be adjusted if certain sales targets are exceeded for the fiscal years ending May 31, 2008, and May 31, 2009. No purchase price adjustment was recorded for the fiscal year ended May 31, 2008 because the sales target was not achieved. If the sales target for fiscal year ending May 31, 2009 is achieved, the purchase price allocation will be adjusted to reflect the additional purchase price due.

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

The purchase price of $4,865 consisted of $4,813 paid in cash to the seller and $52 of acquisition-related professional fees. The Company recorded a purchase price allocation based upon a tangible and intangible asset fair

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

value appraisal provided by an independent consulting firm. The purchase agreement provides for potential increases to the purchase price if certain earning thresholds are exceeded for the years 2006 through 2009. No earn-out was due for 2006 because the earning threshold was not met. The Company paid $943 in the first quarter of 2008 to the former owner of WBK, Inc. for the earn-out due for the year 2007. The additional purchase price was allocated to goodwill in the first quarter of 2008. No earn-out is due for the year 2008 because the sales and earnings thresholds were not achieved. If the sales and earnings thresholds are achieved for the year 2009, the purchase price allocation will be adjusted to reflect the additional purchase price due.

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

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $1,874 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2008.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the reserve recorded at January 31, 2005 and the activity through December 31, 2008:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustments	Payments	2005

Employee severance	$7,075	$5,092	$(6,721)	$5,446
Facility closure cost	5,700	5,171	(1,223)	9,648

Total	$12,775	$10,263	$(7,944)	$15,094

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$5,446	$155	$(5,263)	$338
Facility closure cost	9,648	1,873	(2,930)	8,591

Total	$15,094	$2,028	$(8,193)	$8,929

	Balance			Balance
	December 31,			December 31,
	2006	Adjustments	Payments	2007

Employee severance	$338	$(81)	$(187)	$70
Facility closure cost	8,591	(3,183)	$(1,557)	3,851

Total	$8,929	$(3,264)	$(1,744)	$3,921

	Balance			Balance
	December 31,			December 31,
	2007	Adjustments	Payments	2008

Employee severance	$70	$(70)	$—	$—
Facility closure cost	3,851	(1,052)	$(925)	$1,874

Total	$3,921	$(1,122)	$(925)	$1,874

The adjustment to exit reserves in 2008 was the result of changes in sublet assumptions relating to an exited facility and the reversal of unneeded reserves related to severance pay and facility closure costs, as well as foreign currency translation changes.

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

In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. During 2005, the management of the Company completed its assessment of the acquired operations and implemented its plan to exit certain of the facilities of the acquired company. During 2005, the Company closed one

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

facility in the UK and downsized several others. A total of 39 employees were terminated. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The remaining reserve balance of $309 is included in accrued expenses and other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2008.

The following table summarizes the reserve recorded at December 31, 2004 and the activity through December 31, 2008:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustments	Payments	2005

Employee severance	$1,254	$65	$(902)	$417
Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	$(1,534)	$1,749

	Balance			Balance
	December 31,			December 31,
	2005	Adjustments	Payments	2006

Employee severance	$417	$—	$(417)	$—
Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	$(686)	$(662)	$401

	Balance			Balance
	December 31,			December 31,
	2006	Adjustments	Payments	2007

Facility closure cost	$401	$24	$(16)	$409

Total	$401	$24	$(16)	$409

	Balance			Balance
	December 31,			December 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$409	$(72)	$(28)	$309

Total	$409	$(72)	$(28)	$309

In addition to the exit reserves discussed above, the Company recorded certain other integration and restructuring related reserves intended to stream line operations and to right-size the business. See Note 6- Acquisition Integration and Restructuring for further discussion.

Other acquisitions

During the years ended December 31, 2007 and December 31, 2006, the Company paid $668 and $688, respectively, primarily for additional consideration to the former owners of certain companies acquired in 2003 and 2004. The additional consideration was paid pursuant to the contingency provisions of the purchase agreements and was allocated to goodwill.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4.	Discontinued Operations

During the third quarter of 2008, the Company made a decision to sell its large format printing operation located in Toronto, Canada, and began actively marketing the business to potential buyers. At September 30, 2008, the Company had received an offer from a qualified buyer and expected to complete a sale of the business during the fourth quarter of 2008. In accordance with Statement of Financial Accounting Standards No. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets and liabilities of the business for sale were disaggregated as assets and liabilities of discontinued operations in the Consolidated Balance Sheet in the Form 10-Q filed for the quarter ended September 30, 2008. The results of operations of the business for sale were also classified as discontinued operations in the Consolidated Statement of Operations in the Form 10-Q filed for the quarter ended September 30, 2008.

The Company recorded an impairment loss of $468 to write-down the net assets of the business to its estimated fair value. This charge is included in Impairment of long-lived assets in the Consolidated Statement of Operations for the year-ended December 31, 2008.

The anticipated sale did not close during the fourth quarter and, in December 2008, the Company reassessed the likelihood of completing the sale of the business within a one year time period and determined that it could no longer meet the requirements of SFAS No. 144 for classifying the business as held for sale and therefore as a discontinued operation. Accordingly, in this Form 10-K, the large format printing operation has been included in continuing operations. The assets and liabilities of the business, which had been disaggregated as assets and liabilities of discontinued operations in the Form 10-Q filed for the quarter ended September 30, 2008, have been reclassified to assets and liabilities of continuing operations and the results of operations of the business has similarly been included in continuing operations in this Form 10-K.

A restatement of the results of operations for the quarter ended September 30, 2008, showing the Consolidated Statement of Operations as filed in Form 10-Q, including the business for sale as a discontinued operation, compared to the Consolidated Statement of Operations for the quarter ended September 30, 2008 including the business for sale in continuing operations, has been included in Note 20 — Quarterly Financial Data.

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, (“SFAS No. 144”), the Book and Publishing operations were accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statement of Operations for 2006. The results of operations of the Book and Publishing operations for the year ended December 31, 2006, is as follows:

2006

Net sales	$8,137
Cost of sales	6,980

Gross profit	1,157
Selling, general and administrative expenses	3,145

Operating loss	(1,988)
Interest expense	195

Loss before income taxes	(2,183)
Income tax benefit	(851)

Net loss	$(1,332)

NOTE 5.	Reserve Reversal from Litigation Settlements

Included in the operating expense section of the Consolidated Statement of Operations for the year ended December 31, 2006, is $6,871 representing reserve reversals. In the second quarter of 2006, the Company settled a lawsuit with an equipment manufacturer related to pre-acquisition activities of Seven Worldwide. A pre-acquisition contingent liability reserve in the amount of $2,120, previously recorded for this item, was no longer needed and was reversed.

In February 2007, the Company executed a settlement agreement with Rhodes, Inc. (“Rhodes”). Rhodes was a customer of Seven Worldwide and had filed for bankruptcy in November 2004, prior to the Company’s acquisition of Seven Worldwide on January 31, 2005. In September of 2006, Rhodes filed a claim against the Company, seeking the return of $6,527 of preferential payments made to Seven Worldwide prior to the Rhodes’ bankruptcy filing. The settlement agreement provided for a payment by the Company to Rhodes in the amount of $1,100 in full settlement of all claims. Pre-acquisition liabilities totaling $5,851 had been recorded on the purchase date balance sheet of Seven Worldwide to provide for an estimated settlement of this claim and other liabilities. An adjustment in the amount of $3,000 was recorded as of December 31, 2006 to reverse a portion of the reserve that was no longer needed. In addition, an adjustment in the amount of $1,751 was initially recorded as of March 31, 2007 to reverse the remaining unneeded liabilities. In connection with the Company’s financial statement restatement, this adjustment has been recorded as of December 31, 2006. See Note 1-Basis of Presentation, Restatement of Previously Issued Financial Statements and Description of Business for further discussion. The total of these adjustments, $4,751, is included in the reserve reversal line of the Consolidated Statement of Operations.

NOTE 6.	Acquisition Integration and Restructuring

2008 Restructuring and Cost Reduction Plan

Beginning in the second quarter of 2008, the Company incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the year ended December 31, 2008, including fixed asset impairment charges related to the Company’s cost reduction plan, was $10,390. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

(“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).

The following table summarizes the expense recorded and the cash payments for the year ended December 31, 2008. The remaining reserve balance of $5,384 is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet at December 31, 2008.

			Other
	Employee	Lease	Related
	Terminations	Obligations	Costs	Total

Expense recorded	$4,552	$4,315	$895	$9,762
Cash payments	(3,259)	(224)	(895)	(4,378)

Liability balance December 31, 2008	$1,293	$4,091	$—	$5,384

In addition to the expense shown in the table above, the Company recorded fixed asset impairment charges related to its cost reduction plan in the amount of $628 for the year ended December 31, 2008. The total expense of $10,390 recorded in the year ended December 31, 2008 is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations, of which $4,833 was recorded in the United States and Mexico segment, $3,431 was recorded in the Europe segment, $1,237 was recorded in the Other operating segment and $889 was recorded in Corporate.

2006 Restructuring

During 2006, the Company recorded $2,085 of restructuring charges for the cost of severance, employee benefits, and outplacement services related to the termination of 100 employees located in the United Kingdom and Europe due to the consolidation and relocation of production functions from our London office to our Leeds and Manchester offices in the United Kingdom and a relocation of certain production functions from our London office to offices in Asia. The restructuring charge is included in acquisition integration and restructuring expenses on the Consolidated Statement of Operations. The Company made payments of approximately $980 in 2006 and $1,105 in 2007. There was no reserve balance remaining as of December 31, 2007.

Since the acquisitions of Seven Worldwide and Winnetts, one of the Company’s priorities has been the integration of the acquired businesses into the Company’s combined operations. This has involved planning and executing the consolidation of duplicate facilities in locations served by separate facilities of the pre-acquisition businesses as well as elimination of duplicate administrative functions. During the year ended December 31, 2006, the Company recorded acquisition integration expenses of $1,848 which are included in the Acquisition integration and restructuring expense line in the operating expense section of the Consolidated Statement of Operations. The major items included in this expense in 2006 are exit costs relating to the shut-down of the Company’s existing Birmingham UK operating facility in February 2006, including retention pay for key employees whose services were necessary during a transition period, travel expenses related to the planning and execution of facility consolidations, professional fees for accounting, human resource, and integration planning advice and costs related to the shut-down of the Company’s East Coast operating facility in June 2006.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 7.	Inventories

Inventories consist of the following:

	December 31,
	2008	2007

Raw materials	$2,994	$3,393
Work in process	18,487	16,497
Finished goods	3,066	2,969

	24,547	22,859
Less: LIFO reserve	(930)	(957)

	$23,617	$21,902

The Company recorded a LIFO layer liquidation in 2007, resulting in the reflection of $104 of income.

NOTE 8.	Property and Equipment

Property and equipment consists of the following:

	Estimated	December 31,
	Useful Life	2008	2007

Land and improvements	10-15 years	$5,201	$10,602
Buildings and improvements	15-30 years	14,120	18,755
Machinery and equipment	3-7 years	92,735	98,553
Leasehold improvements	Life of lease	19,630	18,452
Computer software and licenses	3-7 years	19,222	26,904

		150,908	173,266
Accumulated depreciation and amortization		(92,583)	(96,183)

		$58,325	$77,083

NOTE 9.	Goodwill and Other Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company historically performed an annual impairment test as of December 31 each year, or when events or changes in business circumstances indicate that the carrying value may not be recoverable; however, in the fourth quarter of 2008, the Company changed its annual test date to October 1, commencing with the test for 2008, in order to have the required testing completed prior to its year-end closing activities. This change did not delay, accelerate or avoid any impairment charge. Accordingly the Company believes that this accounting change is preferable in its circumstances. This change constitutes a change in accounting principle under SFAS No. 154, “Accounting Changes and Error Corrections, (“SFAS No. 154”), a replacement of APB opinion No. 20 and FASB Statement No. 3”.

The Company performed the required impairment test as of October 1, 2008. In accordance with SFAS No. 142, the Company assigned its goodwill to multiple reporting units, mainly on a geographic basis at a level below the operating segments. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated a potential impairment of the goodwill assigned to the Company’s European

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

and Anthem reporting units. The Company then prepared a step two valuation of the European and Anthem reporting units and concluded, after assigning fair values to all assets and liabilities of these reporting units in a manner similar to a purchase price allocation, that goodwill for the European and Anthem reporting units was impaired by $30,657 and $17,384, respectively, as of October 1, 2008, which was recorded in the fourth quarter of 2008. The goodwill impairment reflects the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.

In the first quarter of 2009, the Company’s market capitalization decreased due to a decline in the trading price of its common stock. Accordingly, the Company’s has commenced a review for potential impairment, which could result in additional goodwill impairment charges in 2009.

The Company performed the required impairment test of goodwill in 2007 and 2006. No impairment charge was recorded for these years.

In May 2008, as part of a strategic review, the Company discovered an error in its accounting for the goodwill associated with one of its Canadian operating units, Cactus, which is a large-format print producer acquired by the Company in 1999. For purposes of goodwill testing, this operation had been incorrectly aggregated with the Company’s broader Canadian reporting unit at December 31, 2007 and 2006, and with all operating units of the Company for fiscal years 2002 through 2005. At December 31, 2007 and in previous fiscal years, however, Cactus should have been treated as a separate reporting unit because it is a dissimilar business and met the requirements of a separate reporting unit under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Because Cactus should have been treated as a separate reporting unit, its goodwill should have been tested for impairment on a stand-alone basis.

Treating Cactus as a separate reporting unit, the Company performed a discounted cash flow analysis using historical and projected financial performance of Cactus and determined that the goodwill associated with Cactus was impaired by approximately $2,191 as of December 31, 2002. The Company has presented restated consolidated balance sheet information for all periods presented in this Form 10-K to reflect changes in the amounts of previously reported goodwill, retained earnings and accumulated comprehensive income, to reflect the correction of this error. The restatement has resulted in a decrease of goodwill in the amount of $3,527 and $2,967 as of December 31, 2007 and December 31, 2006, respectively. See Note 1 for further discussion of this restatement.

The changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2008 and 2007 were as follows:

	United States
	and Mexico	Europe	Other	Total

Balance at December 31, 2006 (restated)	$169,002	$39,056	$25,947	$234,005
Acquisitions	577	—	11,328	11,905
Additional purchase accounting adjustments	2,533	(3,659)	250	(876)
Adjustments to exit reserves	(625)	(2,615)	—	(3,240)
Adjustments to exit reserve present value	5	638	—	643
Foreign currency translation	—	531	3,400	3,931

Balance at December 31, 2007 (restated)	171,492	33,951	40,925	246,368
Acquisitions	—	—	7,687	7,687
Additional purchase accounting adjustments	(14,209)	(113)	1,470	(12,852)
Adjustments to exit reserves	(950)	(188)	(113)	(1,251)
Adjustments to exit reserve present value	53	78	19	150
Goodwill impairment	—	(30,657)	(17,384)	(48,041)
Foreign currency translation	—	(3,071)	(4,953)	(8,024)

Balance at December 31, 2008	$156,386	$—	$27,651	$184,037

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company’s other intangible assets subject to amortization are as follows:

		December 31, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.2 years	$50,411	$(12,251)	$38,160
Digital images	5.0 years	890	(675)	215
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.4 years	1,210	(919)	291
Patents	20.0 years	84	(84)	—
Trade names	2.6 years	703	(504)	199
Contract acquisition cost	3.0 years	935	(675)	260

	13.3 years	$54,945	$(15,820)	$39,125

		December 31, 2007
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	15.0 years	$49,722	$(10,013)	$39,709
Digital images	5.0 years	935	(493)	442
Developed technologies	3.0 years	712	(687)	25
Non-compete agreements	3.4 years	1,201	(717)	484
Patents	20.0 years	326	(326)	—
Trade names	2.2 years	658	(361)	297
Contract acquisition cost	3.0 years	935	(364)	571

	14.1 years	$54,489	$(12,961)	$41,528

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been our experience that customers are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $4,058, $3,779 and $3,466 in 2008, 2007 and 2006, respectively. The Company recorded an impairment write-down of $161 in the fourth quarter of 2008, for a customer relationship asset for which future cash flows did not support the carrying value. The impairment write-down is included in the Company’s Other operating segment in selling, general and administrative expenses in the Consolidated Statement of Operations. In 2007, the Company recorded $1,197 of impairment charges, primarily for a customer relationship asset for which future estimated cash flows did not support the carrying value. The 2007 impairment charge was recorded in the Other operating segment. Amortization expense for each of the next five years is expected to be approximately $4,555 for 2009, $3,977 for 2010, $3,719 for 2011, $3,692 for 2012 and $3,685 for 2013.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007

Accrued compensation and payroll taxes	$16,946	$26,466
Deferred revenue	8,217	4,817
Deferred lease costs	3,992	2,885
Accrued professional fees	3,665	2,968
Restructuring reserves	3,456	—
Vacant property reserve	2,243	3,085
Accrued customer rebates	1,498	1,340
Facility exit reserve	1,309	2,303
Accrued sales & use tax	1,227	608
Accrued property taxes	920	1,293
Accrued interest	721	651
Other	7,822	6,004

	$52,016	$52,420

NOTE 11.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2008	2007

Multiemployer pension withdrawal liability	$7,410	$694
FIN48 reserves	7,343	8,425
Vacant property reserve	4,080	8,321
Deferred revenue	2,543	1,815
Employment tax reserve	2,396	—
Restructuring reserve	1,928	—
Facility exit reserve	1,300	2,364
Other	2,137	2,928

	$29,137	$24,547

During 2008 and 2007, the Company recorded adjustments to several vacant property and exit reserves. The adjustments reflect changes in the projections of future costs for the vacant facilities due to new sublease agreements executed and other changes in future cost and sublease income assumptions. Adjustments totaling $1,101 and $2,597,were recorded to facility exit reserves as credits to goodwill during 2008 and 2007, respectively, as the affected reserves were initially recorded as exit reserves in connection with the acquisition of Seven in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”). Adjustments totaling $102 and $1,575 were recorded as credits to income during 2008 and 2007, respectively, as the affected reserves were related to acquired vacant properties.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 12.	Debt

Debt obligations consist of the following:

	December 31,
	2008	2007

Revolving credit agreement	$66,250	$36,655
Series A senior note payable — Tranche A	10,714	12,857
Series A senior note payable — Tranche B	8,572	10,000
Series C senior note payable	10,000	10,000
Series D senior note payable	20,000	20,000
Series E senior note payable	20,000	20,000
Canadian bank credit line	—	851
Other	291	12

	135,827	110,375
Less amounts due in one year or less	(23,563)	(4,433)

	$112,264	$105,942

Annual maturities of debt obligations at December 31, 2008, based on the June 2009 refinancing discussed below, are as follows:

2009	$23,563
2010	67,406
2011	20,278
2012	20,278
2013	3,073
Thereafter	1,229

$135,827

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. At December 31, 2008, $66,250 was outstanding under the agreement. On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7,889 of the outstanding revolving credit balance at December 31, 2008 was paid at closing and $2,630 will be paid on or before September 30, 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. The total balance outstanding under the revolving credit agreement, $66,250, is included on the December 31, 2008 Consolidated Balance Sheet as follows: $10,519 is included in Current maturities of long-term debt and $55,731 is included in Long-term debt.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

of three Senior Notes. The first note, in the original principal amount of $10,000, will mature in 2010. The second and third notes, each in the original principal amount of $20,000, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5,240 of the combined principal of the three notes was paid at closing and $1,746 will be paid on or before September 30, 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8,603 will mature in 2010, and $17,206 will mature in both 2011 and 2012. Additionally as amended, the first, second and third notes will bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The total of these notes, $50,000, is included on the December 31, 2008 Consolidated Balance Sheet as follows: $6,986 is included in Current maturities of long-term debt and $43,014 is included in Long-term debt.

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15,000 and Tranche B, for $10,000. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2,143 from 2007 to 2013, and the Tranche B note was payable in annual installments of $1,429 from 2008 to 2014. Pursuant to the 2009 amendment, $1,871 of the combined principal of the two notes was paid at closing and $624 will be paid on or before September 30, 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1,843 from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1,229 from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2,143 on each December 31 and $1,429 on each April 1). The originally scheduled Tranche B installment payment of $1,429 was paid when due in April 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, $19,286, is included on the December 31, 2008 Consolidated Balance Sheet as follows: $5,767 is included in Current maturities of long-term debt and $13,519 is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at December 31, 2008.

2009 Amendments to Revolving Credit Facility and Note Purchase Agreements

As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants. In June 2009, the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:

•	reduced the size of the Company’s revolving credit facility by $32,500, from $115,000 (expandable to $125,000) to $82,500;

•	after the payment of $2,630 on or before September 30, 2009, the size of the Company’s revolving credit facility will be further reduced to $80,000;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009, decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	amended the credit facility’s pricing terms, including the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bps”), depending on the cash-flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bps per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bps;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $300 per fiscal quarter, or approximately $.01 per share based on the number of shares of common stock currently outstanding;

•	require the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17,500, from $25,000, during any fiscal year; and

•	provide a waiver for any noncompliance with certain financial covenants, as well as with covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.

In addition, all amounts due under the credit facility and the outstanding notes are now fully secured through liens on substantially all of the Company’s and its domestic subsidiaries’ personal property.

As part of the credit facility amendments, the note purchase agreements associated with the Company’s outstanding senior notes were amended to include financial and other covenants that are the same as or substantially equivalent to the revised financial and other covenants under the amended credit facility.

NOTE 13.	Income Taxes

The domestic and foreign components of income before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
			(Restated)

United States	$(23,450)	$33,034	$39,210
Foreign	(39,666)	18,222	5,552

Total	$(63,116)	$51,256	$44,762

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2008	2007	2006
			(Restated)

Current:
Federal	$1,219	$12,433	$16,409
State	887	3,199	3,934
Foreign	3,236	3,703	8,296

	5,342	19,335	28,639
Deferred:
Federal	(6,104)	(264)	(4,380)
State	(1,768)	(154)	(386)
Foreign	(580)	1,741	(5,060)

	(8,452)	1,323	(9,826)

Total	$(3,110)	$20,658	$18,813

Temporary differences and carryforwards giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007

Deferred income tax assets:
Operating loss carryforwards	$17,870	$14,088
Capital loss carryforwards	6,604	9,182
Income tax credits	4,996	6,162
Restructuring reserves	4,364	5,204
Multiemployer pension withdrawal liability	2,939	—
Accruals and reserves not currently deductible	3,403	5,540
Other	7,444	3,487

Deferred income tax assets before valuation allowances	47,620	43,663
Valuation allowances	(28,619)	(27,346)

Deferred income tax assets	$19,001	$16,317

Deferred income tax liabilities:
Depreciation and amortization	$(1,643)	$(3,372)
Intangible assets	(3,232)	(12,980)
Domestic subsidiary stock	(8,553)	(9,790)
Other	(1,997)	(1,234)

Deferred income tax liabilities	$(15,425)	$(27,376)

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation between the provision for income taxes for continuing operations computed by applying the federal statutory tax rate to income before incomes taxes and the actual provision is as follows:

	Year Ended December 31,
	2008	2007	2006
			(Restated)

Income taxes at statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	3.0	0.8	1.7
State income taxes	2.0	3.6	4.7
Foreign rate differential	(1.1)	(0.7)	1.5
Income tax reserve adjustments	(7.1)	1.8	(0.1)
Deferred tax asset valuation allowance	(10.8)	(0.9)	4.3
Remediation adjustments	0.8	0.0	0.0
Nondeductible impairment charges	(16.6)	0.0	0.0
Other, net	(0.3)	0.7	(5.1)

	4.9%	40.3%	42.0%

The Company’s effective tax rate for the year ended December 31, 2008 is 4.9 percent on a pre-tax loss of $63.1 million. This reduction in the expected tax benefit of the losses incurred for the year relates primarily to non-deductibility of the goodwill impairments recorded with respect to the Company’s European and Anthem operations of $10,477. The goodwill impairment is generally not deductible for local income tax purposes. In addition to the goodwill impairment, the Company has provided an increase in the deferred tax asset valuation allowance of $6,832, and income tax reserve increases of $4,488 which has further reduced the overall effective tax rate benefit of the current year financial statement losses.

As of December 31, 2008, the Company has U.S. Federal and State net operating loss carry forwards of approximately $8,036 and $79,368, respectively, $32,444 of foreign net operating loss carry forwards, $23,532 of foreign capital loss carry forwards, and U.S. and Foreign income tax credit carry forwards of approximately $700 and $4,297, respectively, which will be available to offset future income tax liabilities. If not used, $8,036 of the net operating loss carry forwards will expire in 2024 and 2025 while the remainder has no expiration period. Certain of these carry forwards are subject to limitations on use due to tax rules affecting acquired tax attributes and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $28,619 at December 31, 2008. Included in this total are valuation allowances of $18,573 related to pre-acquisition deferred tax assets which were established in prior years as an adjustment to goodwill. With the adoption of SFAS No. 141(R), effective January 1, 2009, changes to valuation allowances established in purchase accounting after December 31, 2008 will be recorded as part of the income tax provision as opposed to goodwill.

As discussed in the Form 10-K for the year ended December 31, 2007, the Company reported a material weakness in internal controls relating to income taxes as of December 31, 2007. In 2008, the Company reviewed significant tax balances on a substantive basis as a result of its material weakness in controls relating to income taxes. In 2008, the Company reflected income tax adjustments related to these remediation efforts, resulting in a $9,288 increase in Deferred Tax Assets, net of Deferred Tax Liabilities, a $6,410 increase in Valuation Allowances, a $2,223 decrease to Goodwill, and a $474 decrease to Income Tax Expense, primarily related to purchase accounting, which should have been recorded in 2007 or prior. These adjustments were recorded in 2008 since the corrections are considered immaterial to both the 2008 and 2007 Consolidated Balance Sheets and Consolidated Statements of Operations. The $6,268 deferred tax asset adjustment and the related valuation allowance were reversed upon settlement of intercompany transactions in the fourth quarter of 2008.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The undistributed earnings of foreign subsidiaries were approximately $32,801, and $33,925 at December 31, 2008 and 2007, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

The Company received a return of capital distribution of $13,729 from its Canadian operations during 2006. This distribution has been accounted for as a distribution from earnings and profits for U.S. income tax purposes. The distribution generated a foreign tax credit of $7,209 of which the Company utilized $7,071 in 2006. The Company has total foreign tax credit carryforwards of $474 and recorded a valuation allowance of $308 against these credits during 2008 due to the Company’s projections of its ability to use these credits against future taxable income prior to their expiration in 2017. The Company has the ability to claim a deduction for these credits prior to expiration, and thus the net carrying value of the credits of $166 assumes that a deduction would be claimed instead of a tax credit.

In June 2006, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” ( “FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures of unrecognized tax benefits.

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

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $1,000 to $2,000. If the maximum expected amounts materialize, the Company projects that $289 would reduce the effective tax rate. With the adoption of SFAS 141(R), effective January 1, 2009, increases or decreases to unrecognized tax benefits established in purchase accounting will be recorded as part of the income tax provision as opposed to goodwill.

All federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2006. In the first quarter of 2008, the Company agreed to a settlement with the IRS related to the Seven Consolidated Group 1996 to 2003 tax returns and has fully settled its federal and state tax liability. The stock purchase agreement entered into between the Company and the sellers provides for an indemnification by sellers of tax liabilities and the Company believes it should recover these payments out of the escrow account (See Note 21 — Contingencies.) In addition, the former Seven Consolidated Group was examined for the year 2004 and Schawk, Inc. and subsidiaries for years 2005 and 2006, resulting in no changes to either audit cycle. The Company has been notified by the Canadian Revenue Authority that a Canadian affiliate will be subjected to an examination for tax years 2006 to 2007.

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2008 and 2007, the Company recognized a reduction of approximately $48 and an increase of approximately $719, respectively, in

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

interest expense. The Company had approximately $1,055 and $4,342 of accrued interest expense and penalties for December 31, 2008, and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1, 2008	$13,597	$13,550
Additions related to tax positions in prior years	2,854	805
Reductions for tax positions in prior years	(8,150)	(764)
Foreign currency translation	(107)	6

Balance at December 31, 2008	$8,194	$13,597

NOTE 14.	Related Party Transactions

During 2006, the Company paid $622 to Cochran, Caronia & Co. for investment banking advisory services in connection with the sale of its Book and Publishing operations — See Note 4 — Discontinued Operations. Leonard S. Caronia, who is a director of Schawk, Inc., is a partner of Cochran, Caronia & Co. (now known as Fox-Pitt Kelton Cochran Caronia Waller.)

The Company also leases land and a building from a related party. See Note 15 — Leases and Commitments.

NOTE 15.	Leases and Commitments

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $725 in 2008, $704 in 2007 and $696 in 2006.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Some of the leases contain renewal options and leasehold improvement incentives. Leasehold improvement incentives received from landlords are deferred and recognized as a reduction of rent expense over the respective lease term. Rent expense is recorded on a straight-line basis, taking into consideration lessor incentives and scheduled rent increases. Total rent expense incurred under all operating leases was approximately $16,003, $16,535 and $16,028, for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2008:

	Operating Leases
	Gross Rents	Subleases	Net Rents

2009	$14,292	$(1,647)	$12,645
2010	11,957	(1,904)	10,053
2011	8,923	(1,176)	7,747
2012	8,761	(854)	7,907
2013	4,645	(625)	4,020
Thereafter	10,416	(1,816)	8,600

	$58,994	$(8,022)	$50,972

The Company has a deferred compensation agreement with the Chairman of the Board of Directors dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50 percent of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2008 and December 31, 2007, which is included in Other

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6 percent discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible. The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $981, and $1,102, respectively, at December 31, 2008 and December 31, 2007 and is included in Other long-term liabilities on the Consolidated Balance Sheets.

NOTE 16.	Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. The plans provide a match of employee contributions based on a discretionary percentage determined by management. The matching percentage of wages was 5.0 percent in 2008, 2007, and 2006. Contributions to the plans were $4,473, $4,260 and $4,070 in 2008, 2007 and 2006, respectively. In addition, the Company’s European subsidiaries contributed $695, $739 and $811 to several defined-contribution plans for their employees in 2008, 2007 and 2006, respectively.

The Company is required to contribute to certain union sponsored defined benefit pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $1,391, $1,430 and $1,543 in 2008, 2007 and 2006, respectively.

The Company has participated in the Supplemental Retirement and Disability Fund (SRDF) pursuant to collective bargaining agreements with the Graphic Communications Union (GCU) and its various locals covering employees working at various facilities, including the Company’s facility in Minneapolis, MN. Effective May 1, 2008, the SRDF decided to meet its obligations under the Pension Protection Act of 2006 by substantially increasing contributions required by participating employers.

In the fourth quarter of 2008, the Company decided to terminate participation in the SRDF for employees of their Minneapolis, MN facility and in March 2009 formally notified the Board of Trustees of the union’s pension fund that they would no longer be making contributions for this facility to the union’s plan. In accordance with ERISA Section 4203 (a), 29 U.S. C. Section 1383, the Company’s decision triggers the assumption of the partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7,254 to reflect this obligation, which is included in Other long-term liabilities on the Consolidated Balance Sheet.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions.. The number of shares issued for this plan was 60 in 2008, 48 in 2007, and 54 in 2006. The shares were issued at a 5 percent discount from the end-of-quarter closing market price of the Company’s common stock. The discount from market value was $41 in 2008, $45 in 2007 and $54 in 2006.

The Company has collective bargaining agreements with production employees representing approximately 13 percent of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2008 through 2011. One collective bargaining agreement expired in 2007, but negotiations to renew began in 2008. The percentage of employees covered by contracts expiring within one year is approximately 5 percent.

NOTE 17.	Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2007 and December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and using an accelerated expense attribution method. Compensation expense during the three years ended December 31, 2008 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R).

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2006 Plan vest over a three-year period. The total number of shares of common stock available for issuance under the 2006 Plan is 1,274, as of December 31, 2008. No additional shares have been reserved for issuance under the 2006 Plan.

During the years ended December 31, 2008, 2007 and 2006, the Company issued 189, 155 and 119 stock options, respectively, as well as 66, 35 and 25 restricted shares, respectively, under the 2006 Plan.

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

During 2008, 2007 and 2006, the Company issued 15, 35 and 25 stock options, respectively, to its directors under the Outside Directors Stock Option Plan.

The Company recorded $866, $721 and $1,003 of compensation expense relating to outstanding options during the years ended December 31, 2008 and 2007, and 2006, respectively.

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2008, 2007, and 2006, using the Black-Scholes option-pricing model:

	2008	2007	2006

Expected dividend yield	0.81% - 0.83%	0.63% - 0.71%	0.70% - 0.76%
Expected stock price volatility	31.5% - 34.8%	28.24% - 29.97%	27.33% - 27.40%
Risk-free interest rate range	2.98% - 3.75%	3.96% - 4.54%	4.28% - 4.83%
Weighted-average expected life	6.5 - 7.5 years	5.5 - 6 years	6 years
Forfeiture rate	1.0% to 2.0%	2.72%	2.65%
Total fair value of options granted	$1,174	$1,216	$870

The following table summarizes the Company’s activities with respect to its stock option plans for 2008, 2007 and 2006 (in thousands, except price per share and contractual term):

			Weighted
		Weighted Average	Average
	Number of	Exercise Price	Remaining	Aggregate
	Shares	per Share	Term	Intrinsic Value

Outstanding December 31, 2005	3,333	$11.73
Granted	144	$17.75
Exercised	(326)	$9.84

Outstanding December 31, 2006	3,151	$12.11
Granted	190	$18.70
Exercised	(313)	$10.44
Cancelled	(55)	$18.51

Outstanding December 31, 2007	2,973	$12.45
Granted	204	$15.87
Exercised	(143)	$9.97
Cancelled	(115)	$15.85

Outstanding December 31, 2008	2,919	$12.40	4.30	$3,374
Vested at December 31, 2008	2,595	$12.41	3.53	$3,374
Exercisable at December 31, 2008	2,595	$12.41	3.53	$3,374

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $5.76, $6.38 and $6.02, respectively. The total intrinsic value for options exercised during the years ended December 31, 2008, 2007 and 2006, respectively, was $456, $2,856 and $4,193.

Cash received from option exercises under all plans for the years ended December 31, 2008, 2007 and 2006 was approximately $1,432, $3,269 and $3,175, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $100, $608 and $1,662, respectively, for the years ended December 31, 2008, 2007 and 2006.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$ 6.20 - $ 8.26	162	1.1	$7.70	162	$7.70
8.26 - 10.33	1,259	2.4	$9.29	1,259	$9.29
10.33 - 12.39	55	2.9	$10.91	55	$10.91
12.39 - 14.45	494	4.5	$14.20	494	$14.20
14.45 - 16.52	204	9.3	$15.87	5	$15.62
16.52 - 18.58	229	7.5	$18.03	116	$17.87
18.58 - 20.65	511	5.6	$18.87	501	$18.86
20.65 - 21.08	5	8.9	$21.08	3	$21.08

	2,919			2,595

As of December 31, 2008, 2007 and 2006 there was $1,311, $1,169 and $808, respectively, of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 2 years. A summary of the Company’s nonvested option activity for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands, except price per share and contractual term):

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share

Nonvested at January 1, 2006	570	$4.85
Granted	144	$6.02
Vested	(388)	$4.58

Nonvested at December 31, 2006	326	$5.70
Granted	191	$6.38
Vested	(232)	$5.65
Forfeited	(30)	$6.55

Nonvested at December 31, 2007	255	$6.25
Granted	204	$5.76
Vested	(107)	$6.23
Forfeited	(28)	$6.15

Nonvested at December 31, 2008	324	$5.95

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recorded $519, $290 and $56 of compensation expense relating to restricted stock during years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the restricted share activity for the years ended December 31, 2008, 2007 and 2006 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	—
Granted	25	$17.43

Outstanding at December 31, 2006	25	$17.43
Granted	35	$18.47
Forfeited	(2)	$17.93

Outstanding at December 31, 2007	58	$18.04
Granted	66	$15.90
Forfeited	(6)	$18.32

Outstanding at December 31, 2008	118	$16.84

As of December 31, 2008, 2007 and 2006, there was $1,086, $669 and $365, respectively, of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 2 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three years ended December 31, 2008 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

	2008	2007	2006

Total cost of share-based compensation	$1,385	$1,011	$1,059
Income tax	(263)	(287)	(387)

Amount charged against income	$1,122	$724	$672

Impact on net income per common share:
Basic	$0.04	$0.03	$0.03
Diluted	$0.04	$0.03	$0.02

There were no amounts related to employee share-based compensation capitalized as assets during the three years ended December 31, 2008.

NOTE 18.	Earnings Per Share

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

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	2008	2007	2006

Weighted average shares-Basic	26,739	26,869	26,393
Effect of dilutive stock options	—	832	1,002

Weighted average shares-Diluted	26,739	27,701	27,395

Since the Company was in a loss position for the year ended December 31, 2008, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. At December 31, 2008, potentially dilutive options to purchase 478 shares of Class A common stock were not included in the diluted per share calculations because they would be antidilutive. In addition, Options to purchase 1,436 shares of Class A common stock at exercise prices ranging from $14.25 — $21.08 per share were outstanding at December 31, 2008 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through September 9, 2018.

Options to purchase 304 shares of Class A common stock at an exercise price from $17.43 — $20.65 per share were outstanding at December 31, 2007 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through November 6, 2017.

Options to purchase 20 shares of Class A common stock at an exercise price of $20.65 per share were outstanding at December 31, 2006 but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire on May 17, 2015.

NOTE 19.	Segment and Geographic Reporting

The Company organizes and manages its operations primarily by geographic area and measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the segments are the same as those outlined in Note 2 — Significant Accounting Policies. The Company aggregates its operations in the United States and Mexico into one reportable operating segment (United States and Mexico) since they have similar economic characteristics. Europe, which was grouped with North America in 2007 and prior years, is now a separate operating segment since its economic characteristics have varied from prior years. The Company’s other operations in Asia and Australia, its creative design operation (Anthem), Canada (previously grouped with North America and Europe), Cactus in Canada, and its digital solutions business are grouped together into one reportable segment (Other operating segment) for purposes of disclosing segment information as they do not meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Anthem has creative design operations in the United States, Canada, Europe and Asia and the Digital Solutions business has operations in the United States and Europe.

Corporate consists of unallocated general and administrative activities and associated expenses including executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and employee benefit plans are included in corporate and not allocated to operating segments.

The company has disclosed operating income (loss) as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision maker and is consistent with the presentation of profitability reported within the condensed consolidated financial statements.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment information relating to results of continuing operations was as follows:

	2008		2007	2006

Sales to external customers:
United States and Mexico	$337,965		$382,985	$407,818
Europe	64,108		71,830	79,344
Other	122,652		126,637	97,284
Intercompany sales elimination	(30,541)		(37,043)	(38,328)

Total	$494,184		$544,409	$546,118

Operating segment income (loss):
United States and Mexico	$36,233		$58,874	$65,741
Europe	(34,028	)(1)	7,262	(1,484)
Other	(14,316	)(2)	12,485	6,444
Corporate	(44,444	)(3)	(18,448)	(15,789)

Operating income (loss)	(56,555)		60,173	54,912
Interest expense-net	(6,561)		(8,917)	(10,150)

Income (loss) from continuing operations before income taxes	$(63,116)		$51,256	$44,762

Depreciation and amortization expenses:
United States and Mexico	$9,308		$9,864	$13,923
Europe	3,175		3,767	3,659
Other	4,421		3,666	1,272
Corporate	3,847		4,056	3,663

Total	$20,751		$21,353	$22,517

(1)	Includes $30,657 impairment of goodwill for Europe reporting unit

(2)	Includes $17,354 impairment of goodwill for Anthem reporting unit

(3)	Includes $7,254 of multiemployer pension withdrawal expense, $6,800 of expenses related to remediation of material weaknesses and SEC investigation and $2,336 of long lived asset impairments

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

Segment information related to total assets and expenditures for long lived assets was as follows:

	2008	2007
		(Restated)

Total Assets:
United States and Mexico	$285,797	$315,712
Europe	30,265	74,091
Other	85,433	103,119
Corporate	38,858	42,065

Total	$440,353	$534,987

Expenditures for long-lived assets:
United States and Mexico	$7,185	$5,407
Europe	2,163	765
Other	4,714	5,126
Corporate	850	6,823

Total	$14,912	$18,121

Summary financial information for continuing operations by country for 2008, 2007 (Restated) and 2006 (Restated) is as follows:

				Other
	United States	Canada	Europe	Foreign	Total

2008
Sales	$348,469	$45,976	$67,764	$31,975	$494,184
Long-lived assets	51,059	3,890	4,889	3,650	63,488
2007
Sales	$388,051	$44,054	$80,055	$32,249	$544,409
Long-lived assets	65,117	5,589	7,292	3,943	81,941
2006
Sales	$405,360	$34,533	$81,102	$25,123	$546,118
Long-lived assets	63,148	4,597	8,900	3,716	80,361

Sales are attributed to countries based on the point of origin of the sale. Approximately 9 percent of total revenues came from the Company’s largest single client for the year ended December 31, 2008.

Long-lived assets include property, plant and equipment assets stated at net book value and other non current assets that are identified with the operations in each country.

NOTE 20.	Quarterly Financial Data (unaudited)

Unaudited quarterly data for 2007 and 2008 is presented below. The information related to the quarter ended September 30, 2008 is presented as “previously reported” and “disaggregated.” This reflects the Company’s decision to reclassify its large format printing operation, originally presented as discontinued operations in its Form 10-Q for the quarter ended September 30, 2008 as continuing operations in its year-end 2008 financial statements. See Note 4 — Discontinued Operations for more information regarding the change in presentation.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reported information presented for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 reflects the restatement adjustments reported in Form 10-K for the year ended December 31, 2007. See Note 1 — Basis of Presentation, Restatement of Previously Issued Financial Statements and Description of Business for more information regarding the restatement.

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share amounts)

Net sales	$129,624	$142,740	$130,789	$141,256
Cost of sales	84,602	91,337	84,394	91,682

Gross profit	45,022	51,403	46,395	49,574
Selling, general, and administrative expenses	32,863	32,909	32,966	32,286
Impairment of long-lived assets	—	—	—	1,197

Operating income	12,159	18,494	13,429	16,091
Other income (expense):
Interest income	90	—	85	122
Interest expense	(2,398)	(2,382)	(2,278)	(2,156)

	(2,308)	(2,382)	(2,193)	(2,034)
Income before income taxes	9,851	16,112	11,236	14,057
Income tax provision	3,839	6,170	4,390	6,259

Net income	$6,012	$9,942	$6,846	$7,798

Net earnings per share:
Basic	$0.23	$0.37	$0.25	$0.29
Diluted	$0.22	$0.36	$0.25	$0.28

	March 31,	June 30,
	2008	2008
	(In thousands, except per share amounts)

Net sales	$126,407	$133,436
Cost of sales	83,440	86,650

Gross profit	42,967	46,786
Selling, general, and administrative expenses	36,271	36,104
Acquisition integration and restructuring expense	—	3,174
Impairment of long-lived assets	—	2,184

Operating income	6,696	5,324
Other income (expense):
Interest income	74	64
Interest expense	(1,778)	(1,696)

	(1,704)	(1,632)
Income before income taxes	4,992	3,692
Income tax provision	732	2,916

Net income	$4,260	$776

Net earnings per share:
Basic	$0.16	$0.03
Diluted	$0.15	$0.03

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

	September 30, 2008(1)
	Previously		December 31,
	Reported	Reclassified	2008(2)
	(In thousands, except per share amounts)

Net sales	$124,167	$125,446	$108,895
Cost of sales	81,300	82,279	77,445

Gross profit	42,867	43,167	31,450
Selling, general, and administrative expenses	36,869	37,203	39,018
Impairment of goodwill	—	—	48,041
Multiemployer pension withdrawal expense	—	—	7,254
Acquisition integration and restructuring expense	1,942	1,942	5,274
Impairment of long-lived assets	3,451	4,073	387

Operating income (loss)	605	(51)	(68,524)
Other income (expense):
Interest income	63	63	90
Interest expense	(1,625)	(1,625)	(1,753)

	(1,562)	(1,562)	(1,663)
Loss from continuing operations before income taxes	(957)	(1,613)	(70,187)
Income tax provision (benefit)	5,280	5,063	(11,821)

Loss from continuing operations	(6,237)	(6,676)	(58,366)
Loss from discontinued operations, net of tax	(439)	—	—

Net loss	$(6,676)	$(6,676)	$(58,366)

Loss per share from continuing operations:
Basic	$(0.23)	$—	$—
Diluted	$(0.23)	$—	$—
Loss per share from discontinued operations:
Basic	$(0.02)	$—	$—
Diluted	$(0.02)	$—	$—
Net loss per share:
Basic	$(0.25)	$(0.25)	$(2.27)
Diluted	$(0.25)	$(0.25)	$(2.27)

(1)	During the fourth quarter of 2008, the Company reassessed the likelihood of completing the sale of its large format printing operation within one year and determined that it could no longer meet the requirements of SFAS No. 144 for classifying the business as held for sale. Accordingly, in this Form 10-K, the business previously reported in the third quarter 2008 Form 10-Q as discontinued operations has been reclassified as continuing operations. See Note 4 — Discontinued Operations for further information.

(2)	Results for the fourth quarter of 2008 include $48,041 of pretax goodwill impairment charges, a pretax charge of $7,254 for withdrawal from a multiemployer pension plan and a pretax charge of $5,274 for acquisition integration and restructuring expense. See Note 9 — Goodwill and Intangible Assets, Note 16 — Employee Benefit Plans and Note 6 — Acquisition Integration and Restructuring for further information.

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 21.	Contingencies

Kohlberg & Company Indemnity

The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company filed a cross-motion for summary judgment asserting that it has valid claims against the amounts held in escrow and that as a result, such funds should not be released to Kohlberg, but rather paid out to the Company. Kohlberg has denied that it has any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. At December 31, 2008, the Company had recorded a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $3,787, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. During the third quarter ended September 30, 2008, the Company paid interest of $964 in final settlement of Internal Revenue Service audits of Seven Worldwide, Inc. for the years 1996-2003. Additionally during the third quarter, 2008, the Company paid $619 as a partial settlement of state taxes with the filing of amended returns reflecting internal audit adjustments. The Company believes it is entitled to indemnification for these amounts under the terms of the stock purchase agreement and that recoverability is likely.

United States Securities and Exchange Commission

The United States Securities and Exchange Commission (the “SEC”) has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and for the first three quarters of 2007. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation. The Company has been cooperating fully with the SEC and is committed to continue to cooperate fully until the SEC completes its investigation. The Company has incurred professional fees and other costs in responding to the SEC’s previously informal inquiry and expects to continue to incur professional fees and other costs in responding to the SEC’s ongoing formal investigation, which may be significant, until resolved.

NOTE 22.	Impairment of Long-lived Assets

During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their market values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values. The combined carrying value of $10,025 was written down by $3,470 based on the properties’ estimated fair values, less anticipated costs to sell, of $6,555. The $3,470 charge is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in the United States and Mexico segment. The Company has engaged a real estate broker to market the properties and expects a sale to occur within the next twelve months. In accordance with SFAS No. 144, the $6,555 adjusted carrying value of the land and buildings is classified as “Assets held for sale”, on the Consolidated Balance Sheet at December 31, 2008. In March 2009, the sale of one of the properties classified as “held for sale” at December 31, 2008 was completed, with a selling price approximately equal to its carrying value.

During 2008, software that had been capitalized by the Company in accordance with the AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”) was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the assets might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software

Schawk, Inc.

Notes to Consolidated Financial Statements — (Continued)

was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs. As a result of these circumstances, the Company has written down the capitalized costs of the software to fair value. The amount of this write-down recorded in 2008 was $2,336 and is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in Corporate.

The Company also recorded a $468 impairment charge to write-down the net assets of its large format print operation to fair value. The Company had been marketing this business for sale during the third quarter of 2008 and had received an offer for the sale of the net assets, which was expected to close during the fourth quarter of 2008. The sale failed to close in the fourth quarter and the Company has discontinued its plan to sell the large format operation. See Note 4 — Discontinued Operations for more information. The expense was recorded in the Other segment.

Also, included in the Impairment of long-lived assets in the Consolidated Statement of Operations, is $209 of additional fixed asset impairments recorded in 2008, mainly related to leasehold improvements at a production facility where the lease was terminated prior to the contractual lease termination date. This expense was recorded mainly in the United States and Mexico segment. In addition, the Company recorded $161 of impairment charges related to customer relationship intangible assets where future cash flows could not support the carrying values. This impairment charge was recorded mainly in the Other operating segment. In 2007, the Company recorded $1,197 of impairment charges, primarily for a customer relationship asset for which future estimated cash flows did not support the carrying value. The 2007 impairment charge was recorded in the Other operating segment.

Additionally, the Company incurred $628 of fixed asset impairments relating to its 2008 restructuring and cost reduction plan, included in Acquisition integration and restructuring expense in the Consolidated Statement of Operations. Refer to Note 6 — Acquisition Integration and Restructuring for further information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision of the Audit Committee, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the identification of the material weaknesses identified below, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Internal control over the financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly, reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are properly recorded to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 due to the material weaknesses in the Company’s internal controls identified below.

A material weakness is a deficiency or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses in internal control over financial reporting as of December 31, 2008:

Revenue Recognition

As disclosed in the Company’s Form 10-K for the year ended December 31, 2007, the Company previously determined that it had a material weakness in internal control over revenue recognition as of December 31, 2007. As of December 31, 2008, management concluded that the Company’s revenue recognition controls remained ineffective. During 2008, management commenced enhancing the design and effectiveness of controls related to revenue recognition; however, key transaction level controls over revenue recognition were implemented in December 2008, which provided insufficient time to effectively train the global organization for consistent application of the controls, which resulted in additional control failures.

Work-in-Process Inventory

The Company did not have adequate policies and procedures to provide assurance that work-in-process inventory is properly stated for financial reporting purposes. Specifically, manual processes, supported by weak and disparate information technology systems, create the opportunity for errors in the financial statements. Certain assumptions with respect to the calculation and inclusion of certain overhead costs and employee utilization add to risk of errors and potential for inventory misstatement. The Company evaluated alternatives to its method of inventory accounting to determine if a preferable inventory accounting method was available that would better align with the company’s increasing emphasis on strategic and creative services, in line with the Company’s introduction of Brand Point Management in 2008. Due to the expectation that its inventory method would change in 2008, the Company did not invest significantly in the remediation of its work-in-process inventory accounting internal controls and procedures under the Company’s existing accounting method.

Entity- Level Controls

As disclosed in the Company’s Form 10-K for the year ended December 31, 2007, the Company previously determined that it had a material weakness in entity-level controls as of December 31, 2007. As of December 31, 2008, management concluded that the Company’s entity-level controls remained ineffective. During 2008, the Company took significant measures to strengthen its entity-level controls. Executive management has emphasized the importance of internal controls at all levels of the Company’s organization. The Company has taken measures to institutionalize a stronger commitment to internal controls and verified that process owners are involved with the performance of internal controls. Due to the nature and number of control deficiencies and post-close adjusting entries identified, the Company concluded that its entity-level controls were not effective in the areas of control environment and control activities. In particular, in certain areas the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of U.S. GAAP and in internal control over financial reporting. In addition, the Company lacked robust forecasting and review processes and effective communications between operations management and finance and accounting personnel to appropriately verify financial statement risks resulting in adjustments across multiple accounts.

The effectiveness of our internal control over financial reporting as of December 31, 2008 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in this Item 9A of this Annual Report on Form 10-K.

Remediation of Certain Previously Identified Material Weaknesses

As disclosed in the Company’s Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), the Company concluded that as of December 31, 2007, there were the following material weaknesses in the Company’s internal control over financial reporting:

•	Revenue recognition;

•	Accounting for capitalized software costs;

•	Accounting for income taxes; and,

•	Entity-level controls.

In response to the above and related matters, the Company completed the following major actions in fiscal 2008:

•	Reviewed and redesigned the Company’s Sarbanes-Oxley Section 404 documentation and related controls, including a revised comprehensive business risk assessment.

•	With respect to the aforementioned material weaknesses from 2007, the Company identified and implemented specific plans with respect to the remediation thereof.

•	Testing of these revised controls began in the fourth quarter of 2008, with the assistance of a global accounting firm.

•	Added experienced financial personnel to the Company’s accounting staff, in order to provide for strengthened analysis and review of financial results.

•	Strengthened the Company’s internal audit function by outsourcing certain of the Sarbanes-Oxley services and internal auditing to a global accounting firm.

•	Engaged a global accounting firm to assist the Company in completing an accounting review of its significant income tax balances.

During and following the fourth quarter, management completed testing to assess the effectiveness of its internal controls over financial reporting and related remediations and, based on that testing, concluded as of the fourth quarter that two of the material weaknesses reported in the Company’s 2007 Form 10-K - accounting for capitalized software costs and accounting for income taxes — no longer constituted material weaknesses in the Company’s internal controls as of December 31, 2008, as more fully described below.

Accounting for Capitalized Software Costs

Software developed for sale to third parties.  The Company conducted training for the accounting personnel responsible for the software revenue accounting on the principles of AICPA Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP No. 97-2”), Statement of Position No. 98-9 “Software Revenue Recognition (“SOP No. 98-9”), with Respect to Certain Transactions” and Emerging Issues Task Force No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), and added detailed accounts to the general ledger to improve the accounting for deferred revenues and costs. A subsequent review by internal audit of software revenue and related costs indicated compliance with current accounting guidance. In conjunction with the Company’s Sarbanes-Oxley Section 404 efforts, additional controls were implemented and documented.

Software developed for internal use.  The Company developed controls to ensure that project plans clearly delineate activities relating to planning, application development and post implementation/support, minor upgrades and enhancements are expensed as incurred and employees are educated with respect to the requirements of AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP No. 98-1”). In conjunction with the Company’s Sarbanes-Oxley Section 404 efforts, additional controls were implemented and documented.

Accounting for Income Taxes

During 2008, the Company took significant measures to strengthen its accounting for income taxes, including engaging the assistance of a global accounting firm, redesigning its processes and controls, providing training for the finance team and outside service provider and conducting a substantive review of all significant tax balances. Specifically, we:

•	reviewed and validated significant income tax balances, which included analyzing prior year tax returns and opening balance sheets, reconciling current and deferred balances and assessing FIN 48 liabilities;

•	implemented revised income tax accounting processes, including converting its UK subsidiaries to its common general ledger system, which allows its Corporate tax function access to US GAAP-based financial information by legal entity;

•	provided SFAS 109 training to both its global finance team and local service providers;

•	filed delinquent foreign tax returns and statutory accounts; and

•	strengthened procedures to improve oversight of income tax returns and statutory accounts filings.

Remediation Plan Related to 2008 Material Weaknesses

The Company has not fully remediated the material weakness from 2007 relating to revenue recognition. The Company is committed to improving the internal control over financial reporting to remediate this material weakness and ensuring compensating controls are in place, where necessary. With the oversight of its Audit Committee, the Company implemented the following corrective actions and plan to adopt certain additional measures to remediate our material weakness in revenue recognition:

•	implemented additional transaction level controls for revenue recognition.

•	instituted a worldwide training program and monthly test of documentation per location to train employees on proper revenue recognition.

Additionally, the Company’s plan to remediate the material weakness relating to accounting for revenue recognition includes assessing the effectiveness of the transaction level controls during 2009 and remediating any issues that may arise.

As discussed above, management identified, for the year ended December 31, 2008, a material weakness in internal control over our financial reporting related to work-in-process inventory. With the oversight of its Audit Committee, the Company plans to adopt the following measures:

•	The Company will identify and then implement a consistent and reviewable process to ensure an accurate work-in-process inventory amount. Such a process will include clearer instructions, reporting and reviews with respect to the inventory calculations, as well as identification of service revenue streams and related costs.

•	Until such a revised process is in place, the Company will employ a substantive review methodology to mitigate the risk of errors.

The Company has not fully remediated the material weakness from 2007 relating to entity-level controls. The Company is committed to improving the internal control over financial reporting to remediate this material weakness and ensuring compensating controls are in place, where necessary. With the oversight of its Audit Committee, the Company has implemented the following corrective actions and plans to adopt certain additional measures to remediate its material weakness in entity-level controls:

•	provided training to process owners on the appropriate requirements to document and perform internal control procedures.

•	developed and implemented additional formal policies and procedures, enhanced the formalized review of its internal controls and significant accounting procedures and added experienced financial management with the requisite areas of expertise to strengthen proper accounting and reporting.

•	strengthened the Company’s internal audit function by outsourcing certain functions and internal auditing to a global accounting firm.

•	augmented its analysis and review of financial results at an entity level.

Additionally, the Company’s plan to further remediate the material weakness related to entity-level controls includes the following measures:

•	Stronger communication protocols and relationships between operations management and finance and accounting personnel will be established to ensure transactions are identified for proper accounting analysis and treatment.

•	The Company will formalize the review process for all contracts.

•	The structure of finance and accounting teams will be assessed and, as necessary, additional US GAAP trained finance and accounting personnel will be hired.

•	The Company will continue to improve the Sarbanes-Oxley Section 404 controls implemented in the fourth quarter of 2008 and will provide additional training for applicable personnel to ensure compliance with these controls.

•	The role of the Disclosure Committee will be enhanced to provide improved oversight of the accuracy and timeliness of disclosures made by the Company.

•	More precise monitoring controls will be implemented at both operating unit and corporate levels.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Shareholders of
Schawk, Inc.

We have audited Schawk, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1. Inadequate entity-level controls, primarily in the areas of (i) the control environment as it relates to insufficient technical accounting knowledge, training and resources; (ii) control activities as it relates to ineffective supervision and review of contracts, account analyses and transactions; and (iii) ineffective communication, monitoring and analysis of budgets, forecasts and other key performance indicators sufficient to appropriately mitigate the risk of errors across multiple accounts and to ensure timely preparation of financial statements and related SEC filings.

2. Inadequate operation of revenue recognition procedures and controls, sufficient to ensure revenue is recorded in the appropriate period at the correct amounts.

3. Inadequate design and operation of work-in-process inventory valuation procedures and controls, sufficient to insure that inventory is appropriately stated for financial reporting purposes, including the exclusion of non-inventoriable costs and proper matching of costs against revenue transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated June 11, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Schawk, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
June 11, 2009

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures set forth under the captions and subcaptions “Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Exhibit 99.1 to this Form 10-K is incorporated herein by reference.

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

As required by New York Stock Exchange rules, in 2008 the Company’s Chief Executive Officer submitted to the NYSE the annual certification relating to the Company’s compliance with NYSE’s corporate governance listing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

The information under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” including under the subcaptions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in Exhibit 99.1 to this Form 10-K is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in Exhibit 99.1 to this Form 10-K is incorporated herein by reference. The information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Part II,

Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information under the caption “Transactions with Related Persons” and the information related to director independence under the caption “Corporate Governance” contained in Exhibit 99.1 to this Form 10-K is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Independent Public Accountants” contained in Exhibit 99.1 to this Form 10-K is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The following financial statements of Schawk, Inc. are filed as part of this report under Item 8-Financial Statements and Supplementary Data:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets — Years Ended December 31, 2008 and 2007
		Consolidated Statements of Operations — Years Ended December 31, 2008, 2007, and 2006
		Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007, and 2006
		Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2008, 2007, and 2006
		Notes to Consolidated Financial Statements — December 31, 2008
	2.	Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:
		Schedule II — Valuation and qualifying accounts.
	3.	Exhibits

Exhibit
Number		Description	Incorporated Herein by Reference to:(1)

3.1		Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3		By-Laws of Schawk, Inc., as amended.	Exhibit 3.2 to Form 8-K filed with the SEC December 18, 2007
4.1		Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1		Lease Agreement dated as of July 1, 1987, and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2		Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3		Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.*	Appendix C to Proxy Statement for the 2001 Annual Meeting of Stockholders
10.4		Form of Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10	.4.1	Addendum to Restated Employment Agreement dated March 9, 1998 between Schawk, Inc. and Clarence W. Schawk*	Exhibit 10.4.1 to Form 10-K filed with the SEC on April 28, 2008

Exhibit
Number	Description	Incorporated Herein by Reference to:(1)

10.5	Form of Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.6	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.7	Schawk, Inc. Retirement Trust effective January 1, 1996.*	Exhibit 10.37 to Form 10-K filed with the SEC on March 28, 1996
10.8	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.*	Exhibit 10.38 to Form 10-K filed with the SEC on March 28, 1996
10.9	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375
10.10	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.*	Registration Statement No. 333-68521
10.11	Note Purchase Agreement dated December 23, 2003 by and between Schawk, Inc. and Massachusetts Mutual Life Insurance Company	Exhibit 10.47 to Form 10-K filed with the SEC on March 8, 2004
10.12	Credit Agreement dated June 11, 2004 by and between Schawk Inc. and Bank One, N. A.	Exhibit 10.1 to Form 8-K filed with the SEC on June 16, 2004
10.13	Schawk, Inc. 2001 Equity Option Plan	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders
10.14	Schawk, Inc. 2003 Equity Option Plan	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001
10.15	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004
10.16	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005
10.17	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005
10.18	Credit Agreement, dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc. from time to time party thereto, certain financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.4 to Form 8-K filed with the SEC on February 2, 2005
10.19	Note Purchase and Private Shelf Agreement, dated as of January 28, 2005, among Schawk, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, and RGA Reinsurance Company.	Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005
10.20	First Amendment to Note Purchase Agreement, dated as of January 28, 2005, among Schawk, Inc. and the institutional purchasers party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005
10.21	Description of executive compensation arrangements	Form 8-K filed with the SEC on June 6, 2005

Exhibit
Number	Description	Incorporated Herein by Reference to:(1)

10.22	Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.	Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2006
10.23	Schawk, Inc. 2006 Long-term Incentive Plan	Annex A to the Proxy Statement for the 2006 Annual Meeting filed with the SEC on April 21, 2006
10.24	Description of executive equity awards	Form 8-K filed with the SEC on June 6, 2005
10.25	Amendment No. 1, dated February 28, 2008 to Credit Agreement dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc., certain lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on March 5, 2008
10.26	Separation Agreement and General Release dated May 31, 2008 between James J. Patterson and Schawk USA, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on June 5, 2008
10.27	Employment Agreement dated as of September 18, 2008 between Timothy J. Cunningham and Schawk, Inc.*	Exhibit 10.1 to Form 8-K filed with the SEC on September 23, 2008
18	Preferability Letter of Ernst & Young LLP	Exhibit 18 to Form 10-Q filed with the SEC on November 17, 2008
21	List of Subsidiaries.**
23	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Information responsive to Items 10-14 of Part III of the Registrant’s Form 10-K**

(1)	The file number of each report or filing referred to herein is 001-09335 unless otherwise noted.

*	Represents a management contract or compensation plan or arrangement required to be identified and filed pursuant to Items 15(a)(3) and 15(b) of Form 10-K.

**	Document filed herewith.

Schawk, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Provision
	Balance at	Charged to	Write-offs/	Other
Allowances for	Beginning	Costs and	Allowances	Additions	Balance at
Losses on Receivables	of Year	Expenses	Taken(1)	(Deductions)(2)	End of Year
	(In thousands)

2008	$2,063	$1,834	$(519)	$(240)	$3,138
2007	$2,255	$515	$(879)	$172	$2,063
2006	$5,940	$(180)	$(3,618)	$113	$2,255

		Provision
	Balance at	Charged to	Write-offs/	Other
Deferred Tax Asset	Beginning	Costs and	Allowances	Additions	Balance at
Valuation Allowance	of Year	Expenses	Taken(1)	(Deductions)(2)	End of Year

2008	$27,346	$7,471	—	$(6,198)	$28,619
2007	$24,492	$1,210	—	$1,644	$27,346
2006	$20,116	$2,891	—	$1,485	$24,492

(1)	Net of collections on accounts previously written off.

(2)	Other Additions (Deductions) consists principally of adjustments related to foreign exchange.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 11th day of June 2009.

Schawk, Inc.

By:	/s/ David A. Schawk
David A. Schawk
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of June 2009.

/s/ Clarence W. Schawk Clarence W. Schawk	Chairman of the Board and Director

/s/ David A. Schawk David A. Schawk	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ A. Alex Sarkisian, Esq. A. Alex Sarkisian	Executive Vice President, Chief Operating Officer and Director

/s/ Timothy J. Cunningham Timothy J. Cunningham	Executive Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ John T. McEnroe, Esq. John T. McEnroe, Esq.	Director and Assistant Secretary

/s/ Leonard S. Caronia Leonard S. Caronia	Director

/s/ Judith W. McCue, Esq. Judith W. McCue, Esq.	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director

/s/ Michael G. O’Rourke Michael G. O’Rourke	Director

/s/ Stanley N. Logan Stanley N. Logan	Director