Form 10-Q
period 2009-03-31
SCHAWK INC
filed 2009-07-15
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-09335
SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware	66-0323724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1695 South River Road	60018
Des Plaines, Illinois	(Zip Code)
(Address of principal executive office)
847-827-9494
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐      No ☑
The number of shares of the Registrant’s Common Stock outstanding as of July 10, 2009, was 24,952,677.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10 -Q
March 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,308	$20,205
Trade accounts receivable, less allowance for doubtful accounts of $2,910 at March 31, 2009 and $3,138 at December 31, 2008	80,491	83,218
Inventories	22,145	23,617
Prepaid expenses and other current assets	11,399	11,243
Income tax receivable	4,437	3,348
Assets held for sale	2,294	6,555
Deferred income taxes	2,758	2,765

Total current assets	150,832	150,951

Property and equipment, less accumulated depreciation of $94,838 at March 31, 2009 and $92,583 at December 31, 2008	55,372	58,325
Goodwill	183,444	184,037
Other intangible assets, net	37,442	39,125
Deferred income taxes	2,718	2,752
Other assets	5,421	5,163

Total assets	$435,229	$440,353

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$18,110	$20,694
Accrued expenses	50,128	52,016
Current portion of long-term debt	98,290	23,563

Total current liabilities	166,528	96,273

Long-term liabilities:
Long-term debt	47,930	112,264
Other liabilities	27,345	29,137
Deferred income taxes	1,796	1,858

Total long-term liabilities	77,071	143,259

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,528,801 and 29,478,456 shares issued at March 31, 2009 and December 31, 2008, respectively; 24,780,225 and 25,218,566 shares outstanding at March 31, 2009 and December 31, 2008, respectively	218	217
Additional paid-in capital	188,512	187,801
Retained earnings	64,913	68,016
Accumulated comprehensive income (loss), net	(1,162)	1,368

	252,481	257,402

Treasury stock, at cost, 4,748,576 and 4,259,890 shares of common stock at March 31, 2009 and December 31, 2008, respectively	(60,851)	(56,581)

Total stockholders’ equity	191,630	200,821

Total liabilities and stockholders’ equity	$435,229	$440,353

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$105,088	$126,407
Cost of sales	71,994	83,440

Gross profit	33,094	42,967

Selling, general and administrative expenses	33,901	36,271
Acquisition integration and restructuring expenses	817	—

Operating income (loss)	(1,624)	6,696

Other income (expense)
Interest income	70	74
Interest expense	(1,449)	(1,778)

	(1,379)	(1,704)

Income (loss) before income taxes	(3,003)	4,992
Income tax provision (benefit)	(707)	732

Net income (loss)	$(2,296)	$4,260

Earnings (loss) per share:
Basic	$(0.09)	$0.16
Diluted	$(0.09)	$0.15

Weighted average number of common and common equivalent shares outstanding:
Basic	24,936	27,053
Diluted	24,936	27,582

Dividends per Class A common share	$0.0325	$0.0325
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(2,296)	$4,260
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	3,664	4,444
Amortization	1,114	1,048
Impairment of fixed assets	58	—
Share-based compensation expense	378	274
Loss (gain) realized on sale of property and equipment	(28)	17
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	2,067	9,580
Inventories	1,343	(5,739)
Prepaid expenses and other current assets	(348)	381
Trade accounts payable, accrued expenses and other liabilities	(5,413)	(11,873)
Income taxes refundable (payable)	(1,086)	(6,189)

Net cash used in operating activities	(547)	(3,797)

Cash flows from investing activities
Proceeds from sales of property and equipment	4,208	7
Purchases of property and equipment	(1,248)	(2,395)
Acquisitions, net of cash acquired	(272)	(970)
Other	(143)	(51)

Net cash provided by (used in) investing activities	2,545	(3,409)

Cash flows from financing activities
Net principal proceeds on debt	10,393	6,849
Cash dividends	(799)	(875)
Purchase of common stock	(4,277)	—
Issuance of common stock	333	541

Net cash provided by financing activities	5,650	6,515

Effect of foreign currency rate changes	(545)	92

Net increase (decrease) in cash and cash equivalents	7,103	(599)
Cash and cash equivalents at beginning of period	20,205	11,754

Cash and cash equivalents at end of period	$27,308	$11,155

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
Note 1 — Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes in the Company’s significant accounting policies since December 31, 2008.
Interim Financial Statements
The unaudited consolidated interim financial statements of Schawk, Inc. (“Schawk” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Therefore, certain information and disclosures normally included in financial statements and related notes prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been recorded.
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2008, as filed with its 2008 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS 141(R) changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of SFAS 141(R) will have an impact on its results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.
SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. Certain of the Company’s acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008, reductions of valuation allowances would reduce the income tax provision as opposed to goodwill. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008. The Company adopted SFAS No. 141(R) as of January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP No. 142-3 as of January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of 2009. The Company does not expect that the adoption of SFAS No. 165 will have a material impact on its consolidated financial statements.
Note 2 — Inventories
The Company’s inventories consist primarily of raw materials and work in process inventories as well as a finished goods inventory related to the Company’s Los Angeles print operation. Raw materials are stated at the lower of cost or market. Work-in-process consists of primarily deferred labor and overhead costs.
The inventory cost is determined principally on the first in, first out (FIFO) basis. The remaining inventories are valued using the last-in, first-out (LIFO) method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$2,986	$2,994
Work in process	17,034	18,487
Finished Goods	3,055	3,066

	23,075	24,547
Less: LIFO reserve	(930)	(930)

	$22,145	$23,617

Note 3 — Earnings Per Share
Basic earnings per share and diluted earnings per share are shown on the Consolidated Statements of Operations. Basic earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares, including restricted shares and common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income (loss) to arrive at income available to common stockholders.

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Weighted average shares — Basic	24,936	27,053
Effect of dilutive stock options	—	529

Adjusted weighted average shares and assumed conversions — Diluted	24,936	27,582

Since the Company was in a loss position for the three month period ended March 31, 2009, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. 10 potentially dilutive stock options are not included in the diluted per share calculations at March 31, 2009 because they would be antidilutive.
Note 4 — Comprehensive Income
The Company reports certain changes in equity during a period in accordance with SFAS No. 130 “Reporting Comprehensive Income”. Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(2,296)	$4,260
Foreign currency cumulative translation adjustments	(2,530)	(779)

Comprehensive income (loss)	$(4,826)	$3,481

Note 5 — Stock Based Compensation
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method. Compensation expense during the three-month periods ended March 31, 2009 and March 31, 2008 relates to share-based awards granted subsequent to January 1, 2006 and is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and is computed using the straight-line expense attribution method.
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
No stock options or restricted shares were granted during the three-month period ended March 31, 2009, although stock options and restricted shares with a fair value of $1,695 were granted in April 2009. As of March 31, 2009, there was $2,018 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately 2 years. Expense recognized under SFAS No. 123(R) for the three-month periods ended March 31, 2009 and March 31, 2008 was $378 and $274, respectively.

The total fair value of options and restricted stock granted during the three-month period ended March 31, 2008 was $1,719. The following assumptions were used to estimate the fair value of options granted during the three-month period ended March 31, 2008, using the Black-Scholes option-pricing model.

	Three Months Ended
	March 31, 2008
Expected dividend yield	0.82%
Expected stock price volatility	32.6%
Risk-free interest rate	2.98%
Weighted-average expected life of options	6.5	years
Forfeiture rate	2.00%
Note 6 — Acquisitions
Brandmark International Holding B.V.
Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom. The net assets and results of operation of Brandmark are included in the Consolidated Financial Statements as of December 31, 2008 and January 1, 2009, respectively, in the Other operating segment. This business was acquired to expand the Company’s creative design business in Europe, enhancing the Company’s ability to provide services for its multinational clients.
The purchase price of $10,445 consisted of $8,102 paid in cash to the seller at closing, $2,026 retained in an escrow account, less $245 accrued as a receivable from the sellers for a Net Working Capital and Tangible Net Equity adjustment and $562 accrued for acquisition-related professional fees.
The Company has recorded a purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is not deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$1,193
Inventory	3
Other current assets	78
Fixed assets	146
Goodwill	7,827
Customer relationships	5,008
Trade names	56
Accounts payable	(472)
Accrued expenses	(634)
Income tax payable	(140)
Deferred income taxes	(590)
Other long term liabilities	(2,460)

Total cash paid at closing, net of $430 cash acquired	$10,015

The purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes is achieved for fiscal year ended March 31, 2009. As the acquisition was made on December 31, 2008, under the guidance of SFAS No. 141 “Business Combinations”, no accrual for the contingent purchase price adjustment has been recorded at March 31, 2009, since the calculation is dependent on receipt of audited financial statements from the seller and agreement upon certain earnings adjustments specified in the purchase agreement. The purchase price allocation will be adjusted in the period that the additional purchase price amount is earned.

Marque Brand Consultants Pty Ltd.
Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd. (“Marque”), an Australia — based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the consolidated financial statements in the Other operating segment beginning June 1, 2008. This business was acquired to expand the Company’s creative design business in Australia. Having an expanded creative design capability in Australia will allow the Company to provide services for its multinational clients with Australian operations. Marque is a sister company to Perks Design Partners Pty Ltd., which the Company acquired August 1, 2007.
The purchase price of $2,692 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment, $74 paid for acquisition-related professional fees and $222 accrued for an estimated purchase price adjustment for the first earn-out period ended December 31, 2008, which is expected to be paid in the second quarter of 2009. The Company has recorded a purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.
The purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar year 2009. The purchase price allocation will be adjusted in the period that the additional purchase price amount is earned.
Perks Design Partners Pty Ltd.
Effective August 1, 2007, the Company acquired 100 percent of the outstanding stock of Perks Design Partners Pty Ltd. (“Perks”), an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Perks are included in the Consolidated Financial Statements in the Other operating segment beginning August 1, 2007. This business was acquired to expand the Company’s creative design business in Australia. The Company has multinational clients which have requested that we increase our global coverage to include Australia so that the Company can provide design services for their Australian operations. The reputation of Perks as a quality provider of design services to multinational consumer products clients was another factor we considered in acquiring Perks.
The purchase price of $3,328 consisted of $1,792 paid in cash to the seller at closing, $1,193 paid to escrow accounts, $178 accrued for an estimated net tangible asset adjustment and $165 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes. In June 2008, the Company paid $67 of the $178 net tangible asset adjustment that had been accrued at December 31, 2007. The balance of $111 is expected to be paid in the second quarter of 2009.
Protopak Innovations, Inc.
Effective September 1, 2007, the Company acquired 100 percent of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada-based Company that produces prototypes and samples used by the consumer products packaging industry as part of the marketing and sales of their products. The net assets and results of operations of Protopak are included in the Consolidated Financial Statements in the Other operating segment. This business was acquired to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its clients with product packaging samples reflecting its customer proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. The Company determined that Protopak was a leader in this business and serviced many U.S.-based multinational consumer product companies both in Canada and for clients’ U.S. offices. Many of Protopak’s clients were also clients of the Company, so management of the Company believed there was a complimentary fit between the two businesses.
The base purchase price of $12,109 consisted of $11,367 paid in cash to the seller, $588 accrued for a working capital adjustment based on the final closing date balance sheet and $154 paid for acquisition-related professional fees. The Company paid the working capital adjustment in April 2008. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.

The acquisition agreement provides that the purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company accrued $669 for a purchase price adjustment at September 30, 2008 and allocated the additional purchase price to goodwill. This purchase price adjustment was remitted to the former owners in the first quarter of 2009. If the earnings thresholds are exceeded for the fiscal years ending September 30, 2009 and September 30, 2010, the purchase price allocation will be adjusted to reflect these additional purchase price adjustments in the periods earned.
Benchmark Marketing Services, LLC
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC (“Benchmark”), a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The net assets and results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007. This business was acquired to gain an established workforce in the Cincinnati area to complement the Company’s existing Anthem Cincinnati creative design operation.
The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is deductible for tax purposes. In addition, the Company recorded a reserve of $666 as of the acquisition date for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to this facility in October 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The remaining reserve balance of $377 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2009.
The following table summarizes the reserve activity from December 31, 2008 through March 31, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$426	$—	$(49)	$377

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
Seven Worldwide Holdings, Inc.
On January 31, 2005, the Company acquired 100 percent of the outstanding stock of Seven Worldwide Holdings, Inc. (“Seven Worldwide”). The purchase price of $210,568 consisted of $135,566 paid in cash at closing, $4,482 of acquisition-related professional fees and the issuance of 4,000 shares of the Company’s Class A common stock with a value of $70,520. This business acquisition provided a graphic services company with an established, knowledgeable work force in the retail, advertising and pharmaceutical markets. Seven Worldwide also had an established work force and presence in the United Kingdom and Australia with consumer packaging companies, and the Company was seeking to expand its presence in these regions. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with EITF No. 95-3 and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The remaining reserve balance of $1,697 is included in Accrued expenses and Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2009.

The following table summarizes the reserve activity from December 31, 2008 through March 31, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$1,874	$2	$(179)	$1,697

Weir Holdings Limited
On December 31, 2004, the Company acquired the operating assets and assumed certain liabilities of Weir Holdings Limited, a company registered under the laws of England, and its subsidiaries. Weir Holdings, which operates under the trade name “Winnetts”, is one of the leading providers of graphic services to consumer products companies, retailers and major print groups in the United Kingdom and European markets. This business was acquired to expand the Company’s graphic services offering into Europe. Weir Holdings was an established graphic services company with a knowledgeable work force and was the first graphic services acquisition in Europe by the Company. This resulted in the recognition of goodwill in the Company’s consolidated financial statements.
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with EITF No. 95-3 and as adjustments to current and non-current liabilities. The remaining reserve balance of $280 is included in accrued expenses and other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2009.
The following table summarizes the reserve activity from December 31, 2008 through March 31, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$309	$(10)	$(19)	$280

Note 7 — Debt
In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. As of March 31, 2009, $75,100 was outstanding under the agreement. Since the revolving credit facility expires on January 31, 2010, the outstanding balance of $75,100 is included in Current maturities of long-term debt on the March 31, 2009 Consolidated Balance Sheet.
On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7,889 of the outstanding revolving credit balance at March 31, 2009 was paid at closing and $2,630 was paid on June 29, 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below.
In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the original principal amount of $10,000, will mature in 2010. The second and third notes, each in the original principal amount of $20,000, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5,240 of the combined principal of the three notes was paid at closing and

$1,746 was paid on June 29, 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8,603 will mature in 2010, and $17,206 will mature in both 2011 and 2012. Additionally, as amended, the first, second and third notes will bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The total of these notes, $50,000, is included on the March 31, 2009 Consolidated Balance Sheet as follows: $15,589 is included in Current maturities of long-term debt and $34,411 is included in Long-term debt.
In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15,000 and Tranche B, for $10,000. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2,143 from 2007 to 2013, and the Tranche B note was payable in annual installments of $1,429 from 2008 to 2014. Pursuant to the 2009 amendment, $1,871 of the combined principal of the two notes was paid at closing and $624 was paid on June 29, 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1,843 from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1,229 from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2,143 on each December 31 and $1,429 on each April 1). The originally scheduled Tranche B installment payment of $1,429 was paid when due in April 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, $19,286, is included on the March 31, 2009 Consolidated Balance Sheet as follows: $5,767 is included in Current maturities of long-term debt and $13,519 is included in Long-term debt.
In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at March 31, 2009.
2009 Amendments to Revolving Credit Facility and Note Purchase Agreements
As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants as of December 31, 2008 and March 31, 2009. In June 2009, the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:
•	reduced the size of the Company’s revolving credit facility by $32,500, from $115,000 (expandable to $125,000) to $82,500;

•	after the payment of $2,630 on or before September 30, 2009, the size of the Company’s revolving credit facility will be further reduced to $80,000;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009 decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

•	amended the credit facility’s pricing terms, including increasing the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bps”), depending on the cash flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bps per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bps;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $300 per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	require the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17,500, from $25,000, during any fiscal year; and

•	provide a waiver for any noncompliance with certain financial covenants, as well as covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.
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
In accordance with the debt agreement amendments dated June 11, 2009, the Company made principal prepayments on its debt facilities as follows: At closing on June 11, 2009, the Company paid $15.0 million — $7.9 million on its revolving credit facility, and $5.2 million and $1.9 million on its 2005 Private Placement notes and 2003 Private Placement notes, respectively; on June 29, 2009, the Company paid $5.0 million — $2.6 million on its revolving credit facility, and $1.8 million and $0.6 million on its 2005 Private Placement notes and 2003 Private Placement notes, respectively. The Company also made $11.4 million of additional principal payments on its revolving credit facility prior to the end of the second quarter of 2009. Therefore, the Company made a total of $32.8 million of principal payments on its debt facilities during the second quarter of 2009, which included a $1.4 million scheduled principal payment in April of 2009 related to the 2003 Private Placement notes.
Note 8 — Goodwill and Intangible Assets
The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company historically performed an annual impairment test as of December 31 each year, or when events or changes in business circumstances indicate that the carrying value may not be recoverable; however, in the fourth quarter of 2008, and as disclosed in the Form 10-K for the year ended December 31, 2008, the Company changed its annual test date to October 1.
The Company performed the required impairment test as of October 1, 2008. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated a potential impairment of the goodwill assigned to the Company’s European and Anthem reporting units. The Company then prepared a step two valuation of the European and Anthem reporting units and concluded, after assigning fair values to all assets and liabilities of these reporting units in a manner similar to a purchase price allocation, that goodwill for the European and Anthem reporting units was impaired by $30,657 and $17,384, respectively, as of October 1, 2008, which was recorded in the fourth quarter of 2008. The 2008 goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.
Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired. The estimates and assumptions used by the Company to test its goodwill are consistent with the business plans and estimates used to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. If the Company fails to achieve estimated volume and pricing targets, experiences unfavorable market conditions or achieves results that differ from its estimates, then revenue and cost forecasts may not be achieved, and the Company may be required to recognize impairment charges. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreases due to a decline in the trading price of the Company’s common stock.
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2009 were as follows:

	United States
	and Mexico	Other	Total
Balance at December 31, 2008	$156,386	$27,651	$184,037
Acquisitions	—	166	166
Additional purchase accounting adjustments	—	106	106
Foreign currency translation	—	(865)	(865)

Balance at March 31, 2009	$156,386	$27,058	$183,444

The Company’s other intangible assets subject to amortization are as follows:

		March 31, 2009
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net
Customer relationships	14.2 years	$49,856	$(13,168)	$36,688
Digital images	5.0 years	888	(716)	172
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.4 years	1,206	(959)	247
Patents	20.0 years	84	(84)	—
Trade names	2.6 years	697	(544)	153
Contract acquisition cost	3.0 years	935	(753)	182

	13.3 years	$54,378	$(16,936)	$37,442

		December 31, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net
Customer relationships	14.2 years	$50,411	$(12,251)	$38,160
Digital images	5.0 years	890	(675)	215
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.4 years	1,210	(919)	291
Patents	20.0 years	84	(84)	—
Trade names	2.6 years	703	(504)	199
Contract acquisition cost	3.0 years	935	(675)	260

	13.3 years	$54,945	$(15,820)	$39,125

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,114 and $1,048 for the three-month periods ended March 31, 2009 and March 31, 2008, respectively. Amortization expense for each of the next five years beginning April 1, 2009 is expected to be approximately $4,376 for fiscal 2010, $3,809 for 2011, $3,651 for 2012, $3,640 for 2013 and $3,629 for 2014.
Note 9 — Income Taxes
The income tax benefit for the first quarter of 2009 was $(707) compared to an income tax expense of $732 for the first quarter of 2008. Included in the expense for the first quarter of 2009 is a $73 adjustment to increase FIN 48 reserves. The effective tax rate for the three month periods ended March 31, 2009 and March 31, 2008 was 23.5 percent and 14.7 percent, respectively. The increase in the first quarter effective rate for 2009 compared to 2008 is due to the impact on the forecasted effective tax rate of forecasted utilization of valuation allowances in foreign jurisdictions.
The Company has unrecognized tax benefits of $9,343 and $8,392 at March 31, 2009 and 2008, respectively. The Company recorded an increase in the reserve of $73 during the first quarter of 2009 related to interest on principal balances. The pre-acquisition income tax years for the former Seven Worldwide consolidated group are closed through 2004. The federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2006. The Company is not currently under IRS examination for any open tax years. The Company is currently under examination by various state and local tax authorities for years ranging from 2000 to 2005 and the Canadian Revenue Authority for tax years 2006 to 2007. The Company believes that it is adequately reserved for any issues that may arise from these audits.
Note 10 — Segment Reporting
The Company organizes and manages its operations primarily by geographic area and measures profit or loss of its segments based on operating income. The accounting policies used to measure operating income of the segments are the same as those used to prepare the consolidated financial statements. The Company reports its operations in three reportable segments: the United States and Mexico, Europe, and Other. The Company’s operations in Asia and Australia, its creative design operation (Anthem), Canada, Cactus in Canada, and its digital solutions business are grouped together into the reportable segment entitled Other for purposes of disclosing segment information, as they do not meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”).
Corporate consists of unallocated general and administrative activities and associated expenses, including executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and employee benefit plans are included in corporate and not allocated to operating segments.
The Company has disclosed operating income (loss) as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision maker and is most consistent with the presentation of profitability reported within the consolidated financial statements.

Segment information relating to results of operations is as follows:

	Three Months Ended March 31,
	2009	2008
Sales to external clients:
United States and Mexico	$74,410	$85,535
Europe	12,277	17,446
Other	25,975	30,449
Intercompany sales elimination	(7,574)	(7,023)

Total	$105,088	$126,407

Operating segment income (loss):
United States and Mexico	$6,019	$11,983
Europe	663	1,385
Other	439	463
Corporate	(8,745)	(7,135)

Operating income	(1,624)	6,696

Interest expense, net	(1,379)	(1,704)

Income (loss) before income taxes	$(3,003)	$4,992

Note 11 — Contingencies
Kohlberg & Company Indemnity
The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company filed a cross-motion for summary judgment asserting that it has valid claims against the amounts held in escrow and that as a result, such funds should not be released to Kohlberg, but rather paid out to the Company. Kohlberg has denied that it has any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. As of March 31, 2009, the Company had a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $4,214, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6.0 million in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. During the third quarter ended September 30, 2008, the Company paid interest of $964 in final settlement of Internal Revenue Service audits of Seven Worldwide, Inc. for the years 1996 — 2003. Additionally during the third quarter, 2008, the Company paid $619 as a partial settlement of state taxes with the filing of amended returns reflecting internal audit adjustments. The Company believes it is entitled to indemnification for these amounts under the terms of the stock purchase agreement and that recoverability is likely.
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

Note 12 — Acquisition Integration and Restructuring
Actions Initiated in 2008
In 2008, the Company initiated a cost reduction plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The following table summarizes the accruals recorded, adjustments, and the cash payments during the three month period ended March 31, 2009, related to the cost reduction actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $4,415 is included in accrued expenses and other liabilities on the Consolidated Balance Sheet at March 31, 2009.

	Employee	Lease
	Terminations	Obligations	Total
Liability balance at December 31, 2008	$1,293	$4,091	$5,384
New accruals	11	380	391
Adjustments	(213)	(156)	(369)
Cash payments	(596)	(395)	(991)

Liability balance at March 31, 2009	$495	$3,920	$4,415

Actions Initiated in 2009
During the first quarter of 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.
The following table summarizes the accruals recorded and the cash payments during the three month period ended March 31, 2009, related to the cost reduction actions initiated during 2009. The remaining reserve balance of $433 is included in accrued expenses on the Consolidated Balance Sheet at March 31, 2009.

	Employee	Lease
	Terminations	Obligations	Total
Liability balance at January 1, 2009	$—	$—	$—
New accruals	795	—	795
Cash payments	(362)	—	(362)

Liability balance at March 31, 2009	$433	$—	$433

The total expense of $817 recorded in the three month period ended March 31, 2009 is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations, of which $270 was recorded in the United States and Mexico segment, $109 was recorded in the Europe segment and $438 was recorded in the Other operating segment. Since the cost reduction initiatives began in 2008, a total expense of $11,207 has been recorded, of which $5,103 was recorded in the United States and Mexico segment, $3,540 was recorded in the Europe segment, $1,675 was recorded in the Other operating segment and $889 was recorded in Corporate.
Note 13 — Assets Held for Sale
During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their market values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values and wrote down the carrying value of the three facilities to their estimated fair value of $6,555 at December 31, 2008. The Company engaged a real estate broker to market the properties and expected a sale to occur within the next twelve months. In accordance with SFAS No. 144, the $6,555 adjusted carrying value of the land and buildings was classified as “Assets held for sale” on the Consolidated Balance Sheet at December 31, 2008. In March 2009, the sale of one of the properties classified as “held for sale” was completed, with a selling price approximately equal to its carrying value. The carrying value of the two properties remaining for sale as of March 31, 2009, $2,294, is classified as “Assets held for sale” on the Consolidated Balance Sheet at March 31, 2009. In April 2009, the sale of one of the two remaining properties classified as “held for sale” as of March 31, 2009 was completed, with a selling price approximately equal to its carrying value.
Note 14 — Fair Value Measurements
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
For purposes of financial reporting, the Company has determined that the fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at March 31, 2009. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
During the first quarter of 2009, the Company tested its goodwill, as discussed in Note 8 — Goodwill and Other Intangible Assets. This activity required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on goodwill to test for potential impairment. The fair value measurements indicated that the Company’s goodwill was not impaired as of March 31, 2009 and, therefore, no impairment charge was recorded.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in Management’s Discussion and Analysis relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
Business Overview
The Company provides strategic, creative and executional graphic services and solutions to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. The Company, headquartered in Des Plaines, Illinois, has been in operation since 1953 and is incorporated under the laws of the State of Delaware.
The Company is one of the world’s largest independent business service providers in the graphic industry. The Company currently delivers these services through more than 150 locations in 14 countries across North America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands.
The Company believes that it is positioned to deliver its offering in a category that is unique to its competition. This category, brand point management, reflects Schawk’s ability to provide integrated strategic, creative and executional services globally across the four primary points in which its clients’ brands touch consumers: at home, on the go, at the store and on the shelf. “At Home” includes brand touchpoints such as direct mail, catalogs, advertising, circulars, and the Internet. “On the Go” includes brand touchpoints such as outdoor advertising, mobile/cellular and the Internet. “In the Store” includes brand touchpoints such as point-of-sale displays, in-store merchandising and interactive displays. “On the Shelf” focuses on packaging as a key brand touchpoint.
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

Financial Overview
Net sales decreased by 16.9 percent, to $105.1 million in the first quarter of 2009 from $126.4 million in the first quarter of 2008, as the worldwide economic contraction that adversely affected the Company’ operations in the latter half of 2008 continued into 2009. Net sales declined, quarter-over-quarter, in all operating segments: the United States and Mexico segment decreased by $11.1 million, or 13.4 percent; the Europe segment decreased by $5.2 million or 29.6 percent; and the Other segment decreased by $5.1 million or 19.1 percent. Gross profit declined by 23.0%, to $33.1 million in the first quarter of 2009 from $43.0 million in the first quarter of 2008. The net loss for the first quarter of 2009 was $2.3 million, or $0.09 per fully diluted share, as compared to net income of $4.3 million, or $0.15 per fully diluted share, in the first quarter of 2008.
Selling, general and administrative expenses declined by $2.4 million, to $33.9 million in the first quarter of 2009 from $36.3 million in the first quarter of 2008, reflecting the Company’s cost reduction initiatives, partially offset by higher professional fees related to internal control remediation efforts and related matters.
Recent Acquisitions
Brandmark International Holding B.V. Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, the Netherlands and London, United Kingdom. The operations of Brandmark are included in the Consolidated Statement of Operations as of January 1, 2009, in the Other operating segment.
Cost Reduction Actions
During 2008, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its plan to reduce costs through a consolidation and realignment of its work force and facilities. The actions initiated by the Company in 2008 are expected to generate annual savings of approximately $22 million during 2009.
During the first quarter of 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses. The Company expects to spend between $2.0 million and $3.0 million related to cost reduction actions initiated during 2009, with estimated savings for the full year 2009 from these actions of between $7.0 million and $8.0 million. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The total expense recorded for the three month period ended March 31, 2009 was $0.8 million and is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. For the three month period ended March 31, 2009, $0.3 million was recorded in the United States and Mexico segment, $0.1 million was recorded in the Europe segment and $0.4 million was recorded in the Other operating segment. See Note 12 — Acquisition Integration and Restructuring for additional information.
Goodwill Impairment
During 2008, the Company changed its annual goodwill testing date from calendar year-end to October 1. As a result of this testing, goodwill for the European and Anthem reporting units was impaired by $30.7 million and $17.3 million, respectively, which was recorded in the fourth quarter of 2008. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.
Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired. The estimates and assumptions used by the Company to test its goodwill are consistent with the business plans and estimates used to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. If the Company fails to achieve estimated volume and pricing targets, experiences unfavorable market conditions or achieves results that differ from its estimates, then revenue and cost forecasts may not be achieved, and the Company may be required to recognize impairment charges. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreases due to a decline in the trading price of the Company’s common stock.
See Note 8 — Goodwill and Intangible Assets for further discussion of goodwill.
Critical Accounting Policies
As discussed in the 2008 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
There were no material changes in the Company’s critical accounting policies since the filing of its 2008 Form 10-K.

Results of Operations
Consolidated
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2009 vs. 2008
	Three Months ended March 31,		Increase (Decrease)
(in thousands)	2009	2008	$		%
Net sales	$105,088	$126,407	$(21,319)		(16.9)%
Cost of sales	71,994	83,440	(11,446)		(13.7)%

Gross profit	33,094	42,967	(9,873)		(23.0)%

Selling, general and administrative expenses	33,901	36,271	(2,370)		(6.5)%
Acquisition integration and restructuring expenses	817	—	817		nm

Operating income (loss)	(1,624)	6,696	(8,320)		nm

Other income (expense):
Interest income	70	74	(4)		(5.4)%
Interest expense	(1,449)	(1,778)	329		(18.5)%

	(1,379)	(1,704)	325		(19.1)%

Income (loss) before income taxes	(3,003)	4,992	(7,995)		nm
Income tax provision (benefit)	(707)	732	(1,439)		nm

Net income (loss)	$(2,296)	$4,260	$(6,556)		nm

Effective income tax rate	23.5%	14.7%

Expressed as a percentage of Net Sales:

Gross margin	31.5%	34.0%	(250	)bpts
Selling, general and administrative expense	32.3%	28.7%	360	bpts
Goodwill impairment charges	—	—	—
Acquisition integration and restructuring expenses	0.8%	—	nm
Operating margin	(1.5)%	5.3%	nm
bpts= basis points
nm= not meaningful

Net sales in the first quarter of 2009 were $105.1 million compared to $126.4 million in the same period of the prior year, a reduction of $21.3 million, or 16.9 percent. Net sales declined, quarter-over-quarter, in all operating segments: the United States and Mexico segment decreased by $11.1 million, or 13.4 percent; the Europe segment decreased by $5.2 million or 29.6 percent; and the Other segment decreased by $5.1 million or 19.1 percent. Sales contributed by acquisitions for the quarter ended March 31, 2009 compared to the same prior year period totaled $2.4 million or 2.3 percent. Excluding acquisitions, revenue would have declined by $23.7 million or 18.8 percent versus the same period last year. Approximately $7.6 million of the sales decline quarter-over-quarter was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales reflects the slowdown in the US economy, which started in the latter half of 2008 and continued into the first quarter of 2009. Many of the Company’s clients have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Consumer products packaging accounts sales in the first quarter of 2009 were $68.7 million, or 65.4 percent of total sales, as compared to $79.8 million or 63.2 percent in the same period of last year, representing a decline of 14.0 percent. Advertising and retail accounts sales of $25.7 million in the first quarter of 2009, or 24.4 percent of total sales, declined 29.4 percent as compared to the same period last year. Entertainment account sales of $8.3 million in the first quarter of 2009 or 7.9 percent of total sales, declined 10.2 percent as compared to the same period last year. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. No major clients were lost during the quarter.
Gross profit was $33.1 million, or 31.5 percent, of sales in the first quarter of 2009, a decline of $9.9 million, or 23.0 percent, from $43.0 million or 34.0 percent of sales in the first quarter of 2008. The decrease in gross profit is largely attributable to the decrease in sales volume, partially offset by cost savings related to the Company’s restructuring efforts.
Operating income decreased by $8.3 million, to a loss of $1.6 million in the first quarter of 2009 from an operating income of $6.7 million in the first quarter of 2008. The first quarter 2009 operating loss percentage was 1.5 percent compared to operating income of 5.3 percent in the first quarter 2008. The decrease in operating income in the first quarter of 2009 compared to the first quarter of 2008 is principally due to lower sales volume as discussed above and acquisition integration and restructuring expenses of $0.8 million, partially offset by a decrease in selling, general and administrative expenses of $2.4 million. The decrease in selling, general and administrative expenses over the prior period is principally due to a decrease in salaries, accrued bonuses and related payroll costs associated with the Company’s restructuring efforts, partially offset by an increase in professional and consulting fees of $2.0 million attributable to costs related to the Company’s internal control remediation and related matters.
The $0.8 million acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, and other associated costs in the first quarter of 2009.
Interest expense in the first quarter of 2009 was $1.4 million compared to $1.8 million in the first quarter of 2008 as a result of a reduction in average interest rates in the 2009 period compared to the 2008 period, partially offset by an increase in average debt outstanding period-over-period.
Income tax benefit for the first quarter of 2009 was $0.7 million compared to tax expense of $0.7 million in the first quarter of 2008. The first quarter income tax benefit was the direct result of the pretax loss in the quarter.
In the first quarter of 2009, the Company recorded a $2.3 million net loss, as compared to net income of $4.3 million for the same period of 2008
Other Information
Depreciation and amortization expense was $4.8 million for the first quarter of 2009 as compared to $5.5 million the first quarter of 2008.
Capital expenditures in the first quarter of 2009 were $1.2 million compared to $2.4 million in the same period of 2008.

Segment Information
United States and Mexico

			2009 vs. 2008
	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2009	2008	$	%
Net sales	$71,371	$82,448	$(11,077)	(13.4)%
Acquisition integration and restructuring expenses	270	—	nm	nm
Depreciation and amortization	2,197	2,499	(302)	(12.1)%
Operating income	6,019	11,983	(5,964)	(49.8)%
Operating margin	8.4%	14.5%		(6.1)%
Capital expenditures	$319	$945	$(626)	(66.2)%
Net sales in the first quarter of 2009 for the United States and Mexico segment were $71.4 million compared to $82.5 million in the same period of the prior year, a reduction of $11.1 million or 13.4 percent. Approximately $0.1 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales reflects the slowdown in the U.S. economy, which started in the latter half of 2008 and continued into the first quarter of 2009. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Operating income was $6.0 million, or 8.4 percent of sales, in the first quarter of 2009 compared to $12.0 million, or 14.5 percent of sales, in the first quarter of 2008, a decline of $6.0 million, or 49.8%. The decrease in operating income is principally due to lower sales volume.
Europe

			2009 vs. 2008
	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2009	2008	$	%
Net sales	$12,277	$17,446	$(5,169)	(29.6)%
Acquisition integration and restructuring expenses	109	—	nm	nm
Depreciation and amortization	442	850	(408)	(48.0)%
Operating income	663	1,385	(722)	(52.1)%
Operating margin	5.4%	7.9%		(2.5)%
Capital expenditures	$113	$230	$(117)	(50.9)%
Net Sales in the Europe segment in the first quarter of 2009 were $12.3 million compared to $17.4 million in the same period of the prior year, a reduction of $5.2 million or 29.6 percent. Approximately $4.2 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. As in the United States, many of the Company’s European clients have delayed projects, resulting in lower revenues for the Company.
Operating income was $0.7 million, or 5.4 percent of sales, in the first quarter of 2009 compared to $1.4 million, or 7.9 percent of sales, in the first quarter of 2008 a decline of $0.7 million or 52.1 percent. The decline in operating income is principally due to lower sales volume in the first quarter of 2009.

Other

			2009 vs. 2008
	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2009	2008	$	%
Net sales	$21,440	$26,513	$(5,073)	(19.1)%
Acquisition integration and restructuring expenses	438	—	nm	nm
Depreciation and amortization	1,334	1,122	212	18.9%
Operating income	439	463	(24)	(5.2)%
Operating margin	2.0%	1.7%		0.3%
Capital expenditures	$798	$889	$(91)	(10.2)%
Net sales in the Other segment in the first quarter of 2009 were $21.4 million compared to $26.5 million in the same period of the prior year, a reduction of $5.1 million or 19.1 percent. Approximately $3.3 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the Company’s foreign subsidiaries. The Other segment includes operations in Asia, Australia and Canada, Anthem, Cactus and the Digital Solutions business. See Footnote 10 — Segment Reporting for further information. The quarter-over-quarter decline in sales is the result of the worldwide economic slowdown which has affected all segments of the Company’s business.
Operating income was $0.4 million in the first quarter of 2009, or 2.0 percent of sales, as compared to $0.5 million, or 1.7 percent of sales, in the first quarter of 2008.
Liquidity and Capital Resources
As of March 31, 2009, the Company had $27.3 million in consolidated cash and cash equivalents, compared to $20.2 million at December 31, 2008. Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term needs. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations. The Company’s revolving credit agreement, as amended, will expire in January 2010 and management expects that the agreement will be renegotiated or replaced, although there is no guarantee that the Company will be successful in timely renegotiating or replacing its revolving credit facility, on commercially reasonable terms or at all. Please see Note 7 — Debt for further information.
Cash used in operating activities. Cash used in operations was $0.5 million in the first three months of 2009 compared to cash used in operations of $3.8 million in the first three months of 2008. Although the Company reported a $2.3 net loss for the first three months of 2009 compared to $4.3 million of net income in the first three months of 2008, the cash used in operations decreased quarter-over-quarter as a result of improved working capital management through favorable changes in non-cash current assets and current liabilities in the 2009 period as compared to the 2008 period.
Depreciation and amortization expense in the first three months of 2009 was $3.7 million and $1.1 million, respectively, as compared to $4.4 million and $1.1 million, respectively, in the first three months of the prior year.
Cash provided by (used) in investing activities. Cash provided by investing activities was $2.5 million in the first three months of 2009 compared to $3.4 million cash used in investing activities during the comparable 2008 period. The principal reason for the positive cash flow from investing activities in the 2009 period was proceeds of $4.2 million from the sale of property and equipment, mainly from the sale of land and a building that had been classified as “held for sale” at year-end 2008. Capital expenditures were $1.2 million in the first three months of 2009 compared to $2.4 million in the first three months of 2008. Cash used in investing activities includes acquisitions in the first three months of 2009 of $0.3 million compared to $1.0 million in the first three months of 2008.
Cash provided by financing activities. Cash provided by financing activities in the first three months of 2009 was $5.7 million compared to $6.5 million during the first three months of 2008. The cash provided by financing activities in the first three months of 2009 reflects $10.4 million of proceeds from debt compared to $6.8 million of proceeds from debt in the comparable 2008 period. The Company used $4.3 million to purchase shares of its common stock during the first three months of 2009. No common stock was purchased in the comparable 2008 period. In addition, the Company received proceeds of $0.3 million from the issuance of common stock during the first three months of 2009 compared to $0.5 million in the first three months of 2008. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan.

Dividends and share repurchases. Dividend payments on common stock were $0.8 million and $0.9 million for the first three months ended March 31, 2009 and 2008, respectively. In June 2009, the Company executed certain amendments to its debt agreements that, among other things, restrict dividends to a maximum of $0.3 million per quarter. The lenders waived this restriction for the dividend declared in the first quarter of 2009. See “Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements” section below for further information.
In February 2008, the Company’s Board of Directors authorized a share repurchase program to allow for the repurchase of up to two million shares, all of which were purchased by year-end 2008. In December of 2008, this authorization was extended to cover an additional purchase of up to two million shares during 2009. During the first three months of 2009, the Company paid $4.3 million to purchase 0.5 million shares pursuant to this authorization. However, in accordance with the June 2009 amendments to its revolving credit facility, the Company has discontinued its share repurchase program.
Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.
Current Borrowings
In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. As of March 31, 2009, $75.1 million was outstanding under the agreement. Since the revolving credit facility expires on January 31, 2010, the outstanding balance of $75.1 million is included in Current maturities of long-term debt on the March 31, 2009 Consolidated Balance Sheet.
In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The total of these notes, $50.0 million, is included on the March 31, 2009 Consolidated Balance Sheet as follows: $15.6 million is included in Current maturities of long-term debt and $34.4 million is included in Long-term debt.
In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15.0 million and Tranche B, for $10.0 million. The remaining balance of the of the 2003 Private Placement notes, $19.3 million, is included on the March 31, 2009 Consolidated Balance Sheet as follows: $5.8 million is included in Current maturities of long-term debt and $13.5 million is included in Long-term debt.
In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at March 31, 2009.
Please see Note 7 — Debt for further information regarding the Company’s current borrowings.
2009 Amendments to Revolving Credit Facility and Note Purchase Agreements
As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants as of December 31, 2008 and March 31, 2009. As a result, in June 2009 the Company entered into amendments that provided for prepayments of a portion of the outstanding balances of the revolving credit facility, the 2005 Private Placement and the 2003 Private Placement, along with an increase in the interest rate for the three facilities and changes to the debt covenants. Please see Note 7 — Debt for further information regarding the 2009 debt agreement amendments.
The Company’s ability to realize its near-term business objectives is subject to, among other things, its ability to remain in compliance with its covenants under its debt arrangements. If the Company is not able to remain in compliance with its debt covenants, its lenders could restrict the Company’s ability to draw further on its revolving credit facility or could elect to declare all amounts outstanding under the Company’s material debt arrangements to be immediately due and payable. Either event would materially adversely affect the Company’s liquidity and, in turn, its business and financial condition. Additionally, the Company will need to renew, extend or replace its revolving credit facility prior to its expiration in January 2010; however, there can be no assurances that the Company will be able to successfully negotiate a replacement facility or refinance any of its debt, including its revolving credit facility in January 2010 or its Senior Notes as they become due, on commercially reasonable terms or at all. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 for a more detailed discussion of certain factors relating to the Company’s outstanding debt that could adversely affect the Company’s business.

Additional Financing Activity
In accordance with the debt agreement amendments dated June 11, 2009, the Company made principal prepayments on its debt facilities as follows: At closing on June 11, 2009, the Company paid $15.0 million — $7.9 million on its revolving credit facility, and $5.2 million and $1.9 million on its 2005 Private Placement notes and 2003 Private Placement notes, respectively; on June 29, 2009, the Company paid $5.0 million — $2.6 million on its revolving credit facility, and $1.8 million and $0.6 million on its 2005 Private Placement notes and 2003 Private Placement notes, respectively. The Company also made $11.4 million of additional principal payments on its revolving credit facility prior to the end of the second quarter of 2009. Therefore, the Company made a total of $32.8 million of principal payments on its debt facilities during the second quarter of 2009, which included a $1.4 million scheduled principal payment in April of 2009 related to the 2003 Private Placement notes.
Off-Balance Sheet Arrangements and Contractual Obligations
The Company’s off-balance sheet arrangements and contractual obligations are detailed in the 2008 Form 10-K. Other than the financing activities discussed above, there have been no material changes outside the ordinary course of business.
Recent Accounting Pronouncements
See Note 1 — Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2008. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2008.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as of the end of the period covered by this report. Our Principal Executive Officer and our Principal Financial Officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein, which have not been remediated as of March 31, 2009:
•	Revenue recognition

•	Work-in-process inventory

•	Entity-level controls
(b) Changes in Internal Control Over Financial Reporting
The Company is taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. By their nature, such actions require a period of time to implement and become fully effective. The following are specific corrective actions that occurred during the first quarter of fiscal 2009 related to the material weaknesses described above:

•	Hired a Vice President and Corporate Controller, Vice President — Finance, Operations and Investor Relations and Director of Internal Audit with extensive experience in large, global public companies

•	Implemented more detailed management reviews of financial results

•	Continued development of a program to train employees worldwide on proper revenue recognition

•	Continued development and testing of an on-line tool that will enable more timely, accurate and consistent assessment of compliance with revenue recognition criteria

•	Implemented a substantive review process to mitigate the risk of errors in work-in-process inventory reporting
Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2008 descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Annual Report (collectively, the “Risk Factors”) could materially adversely affect our business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
In December of 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock during 2009. During the first quarter of 2009, the Company repurchased 489,000 shares, before discontinuing the share repurchase program in March, 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the three months ended March 31, 2009. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
The following table summarizes the shares repurchased by the Company during the three months ended March 31, 2009:

(amounts in thousands, except per share amounts)	Total No.	Avg. Price	No. Shares Purchased	Maximum No. of Shares
	Shares	Paid Per	As Part of Publicly	That May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
1/1 — 1/31	199	$9.47	199	NA
2/1 — 2/28	190	$8.41	190	NA
3/1 — 3/31	100	$7.82	100	NA

Total	489	$8.42	489

Item 6. Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.3 to Registration Statement No. 333-39113.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 2009.

Schawk, Inc. (Registrant)

By:	/s/ John B. Toher John B. Toher
Vice President and Corporate Controller
Mr. Toher is signing this report as both a duly authorized officer and as the principal accounting officer.