Form 10-Q
period 2009-06-30
SCHAWK INC
filed 2009-08-10
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).       Yes ☐     No ☑
The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2009, was 24,952,729.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10 -Q
June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,118	$20,205
Trade accounts receivable, less allowance for doubtful accounts of $2,458 at June 30, 2009 and $3,138 at December 31, 2008	83,905	83,218
Inventories	20,463	23,617
Prepaid expenses and other current assets	13,198	11,243
Income tax receivable	929	3,348
Assets held for sale	2,085	6,555
Deferred income taxes	488	2,765

Total current assets	138,186	150,951

Property and equipment, less accumulated depreciation of $99,838 at June 30, 2009 and $92,583 at December 31, 2008	53,698	58,325
Goodwill	185,987	184,037
Other intangible assets, net	38,482	39,125
Deferred income taxes	2,956	2,752
Other assets	5,999	5,163

Total assets	$425,308	$440,353

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$22,499	$20,694
Accrued expenses	60,839	51,934
Income taxes payable	228	—
Deferred income taxes	3,007	82
Current portion of long-term debt	66,331	23,563

Total current liabilities	152,904	96,273

Long-term liabilities:
Long-term debt	46,701	112,264
Other liabilities	20,863	29,137
Deferred income taxes	1,962	1,858

Total long-term liabilities	69,526	143,259

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,700,242 and 29,478,456 shares issued at June 30, 2009 and December 31, 2008, respectively; 24,952,677 and 25,218,566 shares outstanding at June 30, 2009 and December 31, 2008, respectively	218	217
Additional paid-in capital	189,144	187,801
Retained earnings	69,424	68,016
Accumulated comprehensive income, net	4,943	1,368

	263,729	257,402
Treasury stock, at cost, 4,747,565 and 4,259,890 shares of common stock at June 30, 2009 and December 31, 2008, respectively	(60,851)	(56,581)

Total stockholders’ equity	202,878	200,821

Total liabilities and stockholders’ equity	$425,308	$440,353

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$111,989	$133,436	$217,077	$259,843
Cost of sales	69,055	86,650	141,049	170,090

Gross profit	42,934	46,786	76,028	89,753

Selling, general and administrative expenses	31,832	36,104	65,675	72,375
Acquisition integration and restructuring expenses	1,501	3,174	2,318	3,174
Impairment of long-lived assets	78	2,184	136	2,184

Operating income	9,523	5,324	7,899	12,020

Other income (expense)
Interest income	30	64	100	138
Interest expense	(2,468)	(1,696)	(3,917)	(3,474)

	(2,438)	(1,632)	(3,817)	(3,336)

Income before income taxes	7,085	3,692	4,082	8,684
Income tax provision	2,317	2,916	1,610	3,648

Net income	$4,768	$776	$2,472	$5,036

Earnings per share:
Basic	$0.19	$0.03	$0.10	$0.19
Diluted	$0.19	$0.03	$0.10	$0.18

Weighted average number of common and common equivalent shares outstanding:
Basic	24,921	27,134	24,928	27,093
Diluted	24,921	27,705	24,929	27,645

Dividends per Class A common share	$0.01	$0.0325	$0.0425	$0.065
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Cash flows from operating activities
Net income	$2,472	$5,036
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,250	8,851
Amortization	2,258	2,067
Impairment of long-lived assets	136	2,184
Non-cash restructuring charge	77	589
Share-based compensation expense	879	556
Tax benefit from stock options exercised	—	(42)
Loss realized on sale of property and equipment	44	95
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	1,091	8,808
Inventories	3,466	(3,893)
Prepaid expenses and other current assets	(2,306)	1,028
Trade accounts payable, accrued expenses and other liabilities	3,619	(8,843)
Income taxes refundable (payable)	4,915	(4,882)

Net cash provided by operating activities	23,901	11,554

Cash flows from investing activities
Proceeds from sales of property and equipment	4,395	3
Purchases of property and equipment	(2,355)	(5,441)
Acquisitions, net of cash acquired	(383)	(2,029)
Other	(288)	(539)

Net cash provided by (used in) investing activities	1,369	(8,006)

Cash flows from financing activities
Proceeds from issuance of long-term debt	32,660	74,698
Payments of long-term debt including current maturities	(55,455)	(77,149)
Tax benefit from stock options exercised	—	42
Cash dividends	(1,048)	(1,755)
Purchase of common stock	(4,277)	—
Issuance of common stock	465	873

Net cash used in financing activities	(27,655)	(3,291)

Effect of foreign currency rate changes	(702)	(55)

Net increase (decrease) in cash and cash equivalents	(3,087)	202
Cash and cash equivalents at beginning of period	20,205	11,754

Cash and cash equivalents at end of period	$17,118	$11,956

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
Note 1 — Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2008.
Interim Financial Statements
The unaudited consolidated interim financial statements of Schawk, Inc. (“Schawk” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been recorded.
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2008, as filed with its 2008 Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company adopted SFAS No. 160 as of January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS No. 165 as of June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R) -1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141(R)-1”). This FSP amends the guidance in SFAS 141(R) to:
•	Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”), and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss” (“FIN No. 14”). Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, “Business Combinations”;

•	Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS No. 5 and that those disclosures be included in the business combination footnote;

•	Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).
FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP 141(R) — 1 effective January 1, 2009 and it did not have any material impact on the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 168, “The “FASB Accounting Standards Codification”TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the Codification when referring to GAAP in its financial statements for the third quarter of 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.
Note 2 — Inventories
The Company’s inventories consist primarily of raw materials and work in process inventories, as well as finished goods inventory related to the Company’s Los Angeles print operation. Raw materials are stated at the lower of cost or market. Work-in-process consists of primarily deferred labor and overhead costs.

The majority of the Company’s inventories are valued on the first-in, first-out (FIFO) basis. The remaining inventories are valued using the last-in, first-out (LIFO) method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.
Inventories consist of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$2,905	$2,994
Work in process	16,152	18,487
Finished Goods	2,336	3,066

	21,393	24,547
Less: LIFO reserve	(930)	(930)

	$20,463	$23,617

Note 3 — Earnings Per Share
Basic earnings per share and diluted earnings per share are shown on the Consolidated Statements of Operations. Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares, including restricted shares and common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income to arrive at income available to common stockholders.
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average shares — Basic	24,921	27,134	24,928	27,093
Effect of dilutive stock options	—	571	1	552

Adjusted weighted average shares and assumed conversions — Diluted	24,921	27,705	24,929	27,645

Note 4 — Comprehensive Income
The Company reports certain changes in equity during a period in accordance with SFAS No. 130 “Reporting Comprehensive Income.” Accumulated comprehensive income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$4,768	$776	$2,472	$5,036
Foreign currency translation adjustments	6,105	345	3,575	(434)

Comprehensive income	$10,873	$1,121	$6,047	$4,602

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
The Company adopted SFAS No. 123(R) using the modified prospective transition method. Compensation expense during the three and six month periods ended June 30, 2009 and June 30, 2008 relates to share-based awards granted subsequent to January 1, 2006 and is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and is computed using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended June 30, 2009 and June 30, 2008, using the Black-Scholes option-pricing model.

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Expected dividend yield	1.34%	0.82%-0.83%
Expected stock price volatility	43.75%	31.5%-32.6%
Risk-free interest rate	2.79%	2.98%-3.75%
Weighted-average expected life of options	6.8 years	6.5-7.5 years
Forfeiture rate	0.85%	1.00%-2.00%
The total fair value of options and restricted stock granted during both the three and six month periods ended June 30, 2009 was $1,695. As of June 30, 2009, there was $3,197 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under SFAS No. 123(R) for the three and six month periods ended June 30, 2009 was $501 and $879, respectively. Expense recognized under SFAS No. 123(R) for the three and six month periods ended June 30, 2008 was $282 and $556, respectively.
Note 6 — Acquisitions
Brandmark International Holding B.V.
Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom. The net assets and results of operations of Brandmark are included in the Consolidated Financial Statements as of December 31, 2008 and January 1, 2009, respectively, in the Other operating segment. This business was acquired to expand the Company’s creative design business in Europe, enhancing the Company’s ability to provide services for its multinational clients.
The purchase price of $10,415 consisted of $8,102 paid in cash to the seller at closing, $2,026 retained in an escrow account, less $245 accrued as a receivable from the sellers for a Net Working Capital and Tangible Net Equity adjustment and $532 accrued for acquisition-related professional fees.

The Company has recorded a purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is not deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$1,193
Inventory	3
Other current assets	78
Fixed assets	146
Goodwill	7,797
Customer relationships	5,008
Trade names	56
Accounts payable	(472)
Accrued expenses	(634)
Income tax payable	(140)
Deferred income taxes	(590)
Other long term liabilities	(2,460)

Total cash paid at closing, net of $430 cash acquired	$9,985

The purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes is achieved for fiscal year ended March 31, 2009. At June 30, 2009, $128 was recorded for an estimated purchase price adjustment based on the seller’s preliminary financial statements for the fiscal year ended March 31, 2009, and the additional purchase price was allocated to goodwill. The purchase price adjustment will be adjusted as necessary in the third quarter of 2009, based on receipt of the seller’s audited financial statements and agreement upon certain earnings adjustments specified in the purchase agreement.
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
The purchase price of $2,705 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment, $74 paid for acquisition-related professional fees and $235 accrued for an estimated purchase price adjustment for the first earn-out period ended December 31, 2008, which is expected to be paid in the third quarter of 2009. The Company has recorded a purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.
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
The purchase price of $3,328 consisted of $1,792 paid in cash to the seller at closing, $1,193 paid to escrow accounts, $178 accrued for an estimated net tangible asset adjustment and $165 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes. In June 2008, the Company paid $67 of the $178 net tangible asset adjustment that had been accrued at December 31, 2007. The balance of $111 is expected to be paid in the third quarter of 2009.
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
The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is deductible for tax purposes. In addition, the Company recorded a reserve of $666 as of the acquisition date for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to this facility in October 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with Emerging Issues Task Force No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” (“EITF No. 95-3”) and as adjustments to current and non-current liabilities. The remaining reserve balance of $335 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheet as of June 30, 2009.

The following table summarizes the reserve activity from December 31, 2008 through June 30, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$426	$—	$(49)	$377

	Balance			Balance
	March 31,			June 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$377	$—	$(42)	$335

The acquisition agreement provides that the purchase price may be adjusted if certain sales targets are exceeded for the fiscal years ending May 31, 2008, and May 31, 2009. No purchase price adjustment was recorded for either fiscal year because the sales targets were not achieved.
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
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications during the twelve month period subsequent to the acquisition were recorded as adjustments to goodwill in accordance with EITF No. 95-3, where decreases adjust the goodwill balance and increases are charges to operating results in the period, and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The adjustment recorded during the second quarter of 2009 is primarily the result of a change in sub-lease assumptions for a sub-tenant of the vacated facility. The remaining reserve balance of $2,456 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheet as of June 30, 2009.
The following table summarizes the reserve activity from December 31, 2008 through June 30, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$1,874	$2	$(179)	$1,697

	Balance			Balance
	March 31,			June 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$1,697	$968	$(209)	$2,456

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
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications during the twelve month period subsequent to the acquisition were recorded as adjustments to goodwill in accordance with EITF No. 95-3, where decreases adjust the goodwill balance and increases are charges to operating results in the period, and as adjustments to current and non-current liabilities. The remaining reserve balance of $299 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheet as of June 30, 2009.
The following table summarizes the reserve activity from December 31, 2008 through June 30, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009
Facility closure cost	$309	$(10)	$(19)	$280

	Balance			Balance
	March 31,			June 30,
	2009	Adjustments	Payments	2009
Facility closure cost	$280	$ 39	$(20)	$299

Note 7 — Debt
In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. As of June 30, 2009, $53,211 was outstanding under the agreement. Since the revolving credit facility expires on January 31, 2010, the outstanding balance of $53,211 is included in Current portion of long-term debt on the Consolidated Balance Sheet as of June 30, 2009.
On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7,889 of the outstanding revolving credit balance was paid at closing and $2,630 was paid on June 29, 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. The Company also made $11,370 of additional principal payments on its revolving credit facility prior to the end of the second quarter.
In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the original principal amount of $10,000, will mature in 2010. The second and third notes, each in the original principal amount of $20,000, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5,240 of the combined principal of the three notes was paid at closing and $1,746 was paid on June 29, 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8,603 will mature in 2010, and $17,206 will mature in both 2011 and 2012. Additionally, as amended, the first, second and third notes will bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The combined balance of these notes, after the prepayments detailed above, $43,014, is included on the Consolidated Balance Sheet as of June 30, 2009 as follows: $8,603 is included in Current portion of long-term debt and $34,411 is included in Long-term debt.

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15,000 and Tranche B, for $10,000. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2,143 from 2007 to 2013, and the Tranche B note was payable in annual installments of $1,429 from 2008 to 2014. Pursuant to the 2009 amendment, $1,871 of the combined principal of the two notes was paid at closing and $624 was paid on June 29, 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1,843 from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1,229 from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2,143 on each December 31 and $1,429 on each April 1). The originally scheduled Tranche B installment payment of $1,429 was paid when due in April 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, after the prepayments detailed above, $15,362, is included on the Consolidated Balance Sheet as of June 30, 2009 as follows: $3,072 is included in Current portion of long-term debt and $12,290 is included in Long-term debt.
In connection with the June 2009 amendments to the 2005 Private Placement and the 2003 Private Placement, the Company agreed to compensate the lenders for the prorata principal prepayments made during June. These “make whole” payments were not payable in cash, but took the form of Payment in Kind (“PIK”) notes, which are payable on January 28, 2010. At June 30, 2009, the Company recorded $577 of PIK notes, including $2 of interest earned in June, which are included in Current portion of long-term debt on the Consolidated Balance Sheet as of June 30, 2009.
In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at June 30, 2009.
2009 Amendments to Revolving Credit Facility and Note Purchase Agreements
As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants as of December 31, 2008 and March 31, 2009. On June 11, 2009, the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:
•	reduced the size of the Company’s revolving credit facility by $32,500, from $115,000 (expandable to $125,000) to $82,500;

•	after the payment of $2,630 on June 29, 2009, the size of the Company’s revolving credit facility was reduced to $80,000;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009 decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

•	amended the credit facility’s pricing terms, including increasing the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bps”), depending on the cash flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bps per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bps;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $300 per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	require the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17,500, from $25,000, during any fiscal year; and

•	provide a waiver for any noncompliance with certain financial covenants, as well as covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.
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
The Company was in compliance with all covenants at June 30, 2009.
Deferred Financing Fees
Prior to the June 2009 amendments to its debt agreements, the Company had $173 of unamortized deferred financing fees relating to its original revolving credit agreement and the 2005 and 2003 Private Placements. In accordance with Emerging Issues Task Force No. 98-14 “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”), the Company has written-off $31 of the previously unamortized deferred finance costs related to its revolving credit facility in proportion to the decrease in its revolving credit limit from $115,000 to $80,000. In accordance with EITF No. 98-14, fees paid to lenders and third parties to obtain the amended revolving credit facility, amounting to $866, have been capitalized as deferred financing fees and will be amortized over the remaining term of the loan, which expires January 31, 2010.
For the amendments to the 2005 Private Placement and the 2003 Private Placement, the Company has followed the guidance in Emerging Issues Task Force No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF No. 96-19”) for situations where the modifications are not accounted for as being similar to debt extinguishments. As a result, no gain or loss has been recognized from the modifications. The fees and costs associated with the modifications have been recorded as follows: 1) the amendment fees of $304 paid to the lenders have been capitalized as deferred financing fees and will be amortized over the life of the amended agreements; 2) fees paid to third parties of $233 have been expensed as incurred; 3) the previously unamortized deferred financing fees related to the original 2005 and 2003 Private Placements will be amortized over the life of the amended agreements.
The amortization of deferred financing fees amounted to $181 and $226 for the three and six month periods ended June 30, 2009, respectively, and is included in Interest expense in the June 30, 2009 Consolidated Statement of Operations.
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
Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired. The Company’s market capitalization increased during the second quarter and the Company did not identify any other indicators of impairment and thus did not perform a goodwill impairment test as of June 30, 2009. The estimates and assumptions used by the Company to test its goodwill are consistent with the business plans and estimates used to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. If the Company fails to achieve estimated volume and pricing targets, experiences unfavorable market conditions or achieves results that differ from its estimates, then revenue and cost forecasts may not be achieved, and the Company may be required to recognize impairment charges. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreases due to a decline in the trading price of the Company’s common stock.
The changes in the carrying amount of goodwill by reportable segment during the three and six month periods ended June 30, 2009, were as follows:

	United States
	and Mexico	Other	Total

Balance at December 31, 2008	$156,386	$27,651	$184,037
Acquisitions	—	166	166
Additional purchase accounting adjustments	—	106	106
Foreign currency translation	—	(865)	(865)

Balance at March 31, 2009	$156,386	$27,058	$183,444
Acquisitions	—	(30)	(30)
Additional purchase accounting adjustments	—	141	141
Foreign currency translation	—	2,432	2,432

Balance at June 30, 2009	$156,386	$29,601	$185,987

The Company’s other intangible assets subject to amortization are as follows:

		June 30, 2009
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.2 years	$52,044	$(14,117)	$37,927
Digital images	5.0 years	827	(752)	75
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.3 years	1,229	(1,001)	228
Patents	20.0 years	84	(84)	—
Trade names	2.7 years	711	(583)	128
Contract acquisition cost	3.0 years	955	(831)	124

	13.3 years	$56,562	$(18,080)	$38,482

		December 31, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.2 years	$50,411	$(12,251)	$38,160
Digital images	5.0 years	890	(675)	215
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.4 years	1,210	(919)	291
Patents	20.0 years	84	(84)	—
Trade names	2.6 years	703	(504)	199
Contract acquisition cost	3.0 years	935	(675)	260

	13.3 years	$54,945	$(15,820)	$39,125

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,144 and $2,258 for the three and six month periods ended June 30, 2009, respectively. Amortization expense related to the other intangible assets totaled $1,019 and $2,067 for the three and six month periods ended June 30, 2008, respectively. In the second quarter of 2009, the Company recorded an impairment write-down of $75 for a digital image intangible asset related to a customer contract that was cancelled during the quarter. Amortization expense for each of the next five twelve month periods beginning July 1, 2009, is expected to be approximately $4,283 for 2010, $3,846 for 2011, $3,738 for 2012, $3,723 for 2013 and $3,714 for 2014.
Note 9 — Income Taxes
The Company’s interim period tax provision is determined as follows:
•	At the end of each quarter, the Company estimates the tax that will be provided for the fiscal year. The term ordinary income refers to income from continuing operations before income taxes, excluding significant, unusual or infrequently occurring items.

•	The forecasted annual effective tax rate is applied to the year-to-date ordinary income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter-to-date computations.

•	The tax effects of significant or infrequently occurring items are recognized as discrete items in the interim periods in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior years, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant, unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.
The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual pretax income of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008

Pretax income	$7,085	$3,692	$4,082	$8,684
Income tax expense	2,317	2,916	1,610	3,648
Effective tax rate	32.7%	79.0%	39.4%	42.0%
The Company’s forecasted annual effective tax rate for the second quarter was 30.5 percent. This is an increase from the first quarter forecasted annual effective tax rate of 26.5 percent. The increase is due to forecasted cost savings in the United States offset by revenue declines in foreign jurisdictions.
In the second quarter of 2009, the Company recognized tax expense of $2,317 on pretax income of $7,085, or an effective tax rate of 32.7 percent. Upon filing income tax returns in the second quarter of 2009, the Company received a $7,517 refund from tax authorities. The income tax receivable and current and deferred taxes were adjusted accordingly on the Consolidated Balance Sheet.
In the second quarter of 2008, the Company recognized tax expense of $2,916 on pretax income of $3,692, or an effective tax rate of 79.0 percent. The tax rate in the second quarter of 2008 was primarily effected by the establishment of a valuation allowance of $1,471 in the United Kingdom. The income tax expense for the first six months of 2008 was effected by certain discrete items related to the release of a FIN 48 reserve in the amount of $1,390, offset by the establishment of the $1,471 valuation allowance in the United Kingdom.
The Company has unrecognized tax benefits of $9,216 and $8,194 at June 30, 2009 and December 31, 2008, respectively. The Company recorded a reduction in the reserve of $127 during the second quarter of 2009 related to payments on previously accrued tax liabilities.
The pre-acquisition income tax years for the former Seven Worldwide consolidated group are closed through 2004. The federal income tax returns of Schawk, Inc. and domestic subsidiaries are closed through 2006. The Company not currently under IRS examination for any open tax years. The Company is currently under examination by various state and local tax authorities for years ranging from 2000 to 2005 and the Canadian Revenue Authority for tax years 2006 to 2007. The Company believes that it is adequately reserved for any issues that may arise from these audits.
Note 10 — Segment Reporting
The Company organizes and manages its operations primarily by geographic area and measures profit or loss of its segments based on operating income (loss). The accounting policies used to measure operating income of the segments are the same as those used to prepare the consolidated financial statements. The Company reports its operations in three reportable segments: the United States and Mexico, Europe, and Other. The Company’s operations in Asia and Australia, its creative design operation (“Anthem”), Canada, Cactus in Canada, and its digital solutions business are grouped together into the reportable segment entitled Other for purposes of disclosing segment information, as they do not meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS No. 131”).
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

Segment information relating to results of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales to external clients:
United States and Mexico	$78,117	$88,781	$152,527	$174,316
Europe	12,719	17,321	24,996	34,767
Other	28,647	35,285	54,622	65,734
Intercompany sales elimination	(7,494)	(7,951)	(15,068)	(14,974)

Total	$111,989	$133,436	$217,077	$259,843

Operating segment income (loss):
United States and Mexico	$13,013	$12,088	$19,032	$24,071
Europe	501	(136)	1,164	1,249
Other	4,219	3,226	4,658	3,689
Corporate	(8,210)	(9,854)	(16,955)	(16,989)

Operating income	9,523	5,324	7,899	12,020

Interest expense, net	(2,438)	(1,632)	(3,817)	(3,336)

Income before income taxes	$7,085	$3,692	$4,082	$8,684

Note 11 — Contingencies
Kohlberg & Company Indemnity
The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven Worldwide provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk, Inc. any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company filed a cross-motion for summary judgment asserting that it has valid claims against the amounts held in escrow and that as a result, such funds should not be released to Kohlberg, but rather paid out to the Company. Kohlberg has denied that it has any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. As of June 30, 2009, the Company had a receivable from Kohlberg on its Consolidated Balance Sheet in the amount of $4,214, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6.0 million in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date, for the pre-acquisition years of 1996 to 2003. During the third quarter ended September 30, 2008, the Company paid interest of $964 in final settlement of Internal Revenue Service audits of Seven Worldwide, Inc. for the years 1996 — 2003. Additionally during the third quarter, 2008, the Company paid $619 as a partial settlement of state taxes with the filing of amended returns reflecting internal audit adjustments. The Company believes it is entitled to indemnification for these amounts under the terms of the stock purchase agreement and that recoverability is likely.
United States Securities and Exchange Commission
The United States Securities and Exchange Commission (“SEC”) has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and for the first three quarters of 2007. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation. The Company has been cooperating fully with the SEC and is committed to continue to cooperate fully until the SEC completes its investigation. The Company has incurred professional fees and other costs in responding to the SEC’s previously informal inquiry and expects to continue to incur professional fees and other costs in responding to the SEC’s ongoing formal investigation, which may be significant, until resolved.

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
The following table summarizes the accruals recorded, adjustments, and the cash payments during the six month period ended June 30, 2009, related to the cost reduction actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,765 is included in accrued expenses and other liabilities on the Consolidated Balance Sheet at June 30, 2009.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2008	$1,293	$4,091	$5,384
New accruals	11	380	391
Adjustments	(213)	(156)	(369)
Cash payments	(596)	(395)	(991)

Liability balance at March 31, 2009	495	3,920	4,415
New accruals	13	73	86
Adjustments	(73)	(144)	(217)
Cash payments	(95)	(424)	(519)

Liability balance at June 30, 2009	$340	$3,425	$3,765

Actions Initiated in 2009
During the first half of 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.
The following table summarizes the accruals recorded and the cash payments during the six month period ended June 30, 2009, related to the cost reduction actions initiated during 2009. The remaining reserve balance of $528 is included in accrued expenses and other liabilities on the Consolidated Balance Sheet at June 30, 2009.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at January 1, 2009	$—	$—	$—
New accruals	795	—	795
Cash payments	(362)	—	(362)

Liability balance at March 31, 2009	433	—	433
New accruals	517	145	662
Adjustments	11	—	11
Cash payments	(570)	(8)	(578)

Liability balance at June 30, 2009	$391	$137	$528

In addition to the restructuring actions initiated in 2008 and 2009 shown above, for which the combined expense was $542 and $1,359 for the three and six month periods ended June 30, 2009, respectively, the Company recorded additional restructuring expenses during the second quarter of 2009 as follows: $882 related primarily to adjustments to acquisition exit reserves recorded in the UK during 2005; and $77 of leasehold improvement write-offs related to Asia facility closures initiated during the second quarter of 2009. The total expense, including the additional restructuring expenses described above, of $1,501 and $2,318 for the three and six month periods ended June 30, 2009, respectively, is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. The expense for the three and six month periods ended June 30, 2009 was recorded in the following segments: $376 and $646, respectively, was recorded in the United States and Mexico segment; $872 and $981, respectively, was recorded in the Europe segment; $284 and $722, respectively, was recorded in the Other operating segment; and an expense reversal of $31 was recorded in Corporate for both the three and six month periods. Since the cost reduction initiatives began in 2008, a total expense of $12,708 has been recorded, of which $5,479 was recorded in the United States and Mexico segment, $4,412 was recorded in the Europe segment, $1,959 was recorded in the Other operating segment and $858 was recorded in Corporate.
Note 13 — Assets Held for Sale
During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their market values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values and wrote down the carrying value of the three facilities to their estimated fair value, less costs to sell, of $6,555 at December 31, 2008. The Company engaged a real estate broker to market the properties and expected a sale to occur within the next twelve months. In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the $6,555 adjusted carrying value of the land and buildings was included in “Assets held for sale” on the Consolidated Balance Sheet at December 31, 2008. During the first six months of 2009, the sale of two of the properties classified as “held for sale” was completed, with selling prices approximately equal to their carrying values. The carrying value of the one property remaining for sale as of June 30, 2009, $2,085, is included in “Assets held for sale” on the Consolidated Balance Sheet at June 30, 2009.
Note 14 — Fair Value Measurements
Fair value is defined under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
For purposes of financial reporting, the Company has determined that the fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at June 30, 2009. The Company did not elect the fair value measurement option under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) for any of its financial assets or liabilities.
During the first quarter of 2009, the Company performed an interim goodwill test, as discussed in Note 8 — Goodwill and Other Intangible Assets. This activity required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on goodwill to test for potential impairment.
Note 15 — Subsequent Events
In accordance with SFAS No. 165, the Company evaluated subsequent events through August 10, 2009, the filing date of this report. There have been no material events subsequent to the balance sheet date that would have affected the Company’s accounting estimates and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in Management’s Discussion and Analysis relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and cost reduction plans and to realize anticipated cost savings; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; higher than expected costs, or unanticipated difficulties associated with, integrating acquired operations; higher than expected costs associated with compliance with legal and regulatory requirements; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
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
Financial Overview
Net sales decreased by 16.1 percent, to $112.0 million in the second quarter of 2009 from $133.4 million in the second quarter of 2008, as the worldwide economic contraction that adversely affected the Company’ operations in the latter half of 2008 continued into 2009. Net sales declined, quarter-over-quarter, in all operating segments: the United States and Mexico segment decreased by $10.8 million, or 12.6 percent; the Europe segment decreased by $4.8 million or 27.5 percent; and the Other segment decreased by $5.9 million or 19.5 percent. Gross profit declined by 8.2 percent, to $42.9 million in the second quarter of 2009 from $46.8 million in the second quarter of 2008, although the gross margin percentage improved to 38.3 percent in the second quarter of 2009 from 35.1 percent in the second quarter of 2008. Net income for the second quarter of 2009 was $4.8 million, or $0.19 per fully diluted share, as compared to net income of $0.8 million, or $0.03 per fully diluted share, in the second quarter of 2008.
Selling, general and administrative expenses declined by $4.3 million, to $31.8 million in the second quarter of 2009 from $36.1 million in the second quarter of 2008, reflecting the Company’s cost reduction initiatives, partially offset by higher professional fees related to internal control remediation efforts and related matters.
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
Marque Brand Consultants Pty Ltd. Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd. (“Marque”), an Australia — based brand strategy and creative design firm that provides services to consumer products companies. The operations of Marque are included in the Consolidated Statement of Operations as of June 1, 2008, in the Other operating segment.
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
During the first half of 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses. The Company expects to spend between $2.0 million and $3.0 million related to cost reduction actions initiated during 2009, with estimated savings for the full year 2009 from these actions of between $7.0 million and $8.0 million. The costs associated with these actions are covered under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”).
The total expense recorded for the three and six month periods ended June 30, 2009 was $1.5 million and $2.3 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations. For the three and six month periods ended June 30, 2009, $0.4 million and $0.6 million, respectively, was recorded in the United States and Mexico segment, $0.9 million and $1.0 million, respectively, was recorded in the Europe segment, and $0.2 million and $0.7 million, respectively, was recorded in the Other operating segment. See Note 12 — Acquisition Integration and Restructuring for additional information.
Goodwill Impairment
During 2008, the Company changed its annual goodwill testing date from calendar year-end to October 1. As a result of the annual testing, goodwill for the European and Anthem reporting units was impaired by $30.7 million and $17.3 million, respectively, which was recorded in the fourth quarter of 2008. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.
Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired. The Company’s market capitalization increased during the second quarter and the Company did not identify any other indicators of impairment and thus did not perform an additional goodwill impairment test as of June 30, 2009. The estimates and assumptions used by the Company to test its goodwill are consistent with the business plans and estimates used to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. If the Company fails to achieve estimated volume and pricing targets, experiences unfavorable market conditions or achieves results that differ from its estimates, then revenue and cost forecasts may not be achieved, and the Company may be required to recognize impairment charges. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreases due to a decline in the trading price of the Company’s common stock.
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

Results of Operations
Consolidated
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

			2009 vs. 2008
	Three Months ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$111,989	$133,436	$(21,447)	(16.1)%
Cost of sales	69,055	86,650	(17,595)	(20.3)%

Gross profit	42,934	46,786	(3,852)	(8.2)%

Selling, general and administrative expenses	31,832	36,104	(4,272)	(11.8)%
Acquisition integration and restructuring expenses	1,501	3,174	(1,673)	(52.7)%
Impairment of long-lived assets	78	2,184	(2,106)	(96.4)%

Operating income	9,523	5,324	4,199	78.9%

Other income (expense):

Interest income	30	64	(34)	(53.1)%
Interest expense	(2,468)	(1,696)	(772)	45.5%

	(2,438)	(1,632)	(806)	49.4%

Income before income taxes	7,085	3,692	3,393	91.9%
Income tax provision	2,317	2,916	(599)	(20.5)%

Net income	$4,768	$776	$3,992

Effective income tax rate	32.7%	79.0%
Expressed as a percentage of Net Sales:

Gross margin	38.3%	35.1%	320 bpts
Selling, general and administrative expense	28.4%	27.1%	130 bpts
Acquisition integration and restructuring expenses	1.3%	2.4%	(110) bpts
Impairment of long-lived assets	0.1%	1.6%	(150) bpts
Operating margin	8.5%	4.0%	450 bpts

bpts= basis points
Net sales in the second quarter of 2009 were $112.0 million compared to $133.4 million in the same period of the prior year, a reduction of $21.4 million, or 16.1 percent. Net sales declined, quarter-over-quarter, in all operating segments: the United States and Mexico segment decreased by $10.8 million, or 12.6 percent; the Europe segment decreased by $4.8 million or 27.5 percent; and the Other segment decreased by $5.9 million or 19.5 percent. Sales contributed by acquisitions for the quarter ended June 30, 2009 compared to the same prior year period totaled $2.5 million or 2.2 percent. Excluding acquisitions, revenue would have declined by $23.9 million or 17.9 percent versus the same period last year. Approximately $6.8 million of the sales decline quarter-over-quarter was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales primarily reflects the slowdown in the global economy, which started in the latter half of 2008 and continued into the second quarter of 2009. In response, many of the Company’s clients have delayed, or reduced the frequency of, packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.

Consumer products packaging accounts sales in the second quarter of 2009 were $74.8 million, or 66.8 percent of total sales, as compared to $87.1 million or 65.3 percent in the same period of last year, representing a decline of 14.2 percent. Advertising and retail accounts sales of $27.4 million in the second quarter of 2009, or 24.5 percent of total sales, declined 22.9 percent as compared to the same period last year. Entertainment account sales of $7.3 million in the second quarter of 2009 or 6.5 percent of total sales, declined 13.9 percent as compared to the same period last year. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. No major customers were lost during the quarter.
Gross profit was $42.9 million, or 38.3 percent, of sales in the second quarter of 2009, a decline of $3.9 million, or 8.2 percent, from $46.8 million or 35.1 percent of sales in the second quarter of 2008. The decrease in gross profit is largely attributable to the decrease in sales volume, partially offset by cost savings related to the Company’s restructuring efforts.
Operating income increased by $4.2 million, to $9.5 million in the second quarter of 2009 from $5.3 million in the second quarter of 2008. The second quarter 2009 operating income percentage was 8.5 percent compared to 4.0 percent in the second quarter of 2008. The increase in operating income in the second quarter of 2009 compared to the second quarter of 2008 is principally due to lower operating expenses resulting from the Company’s cost reduction initiatives, as well as lower acquisition integration and restructuring expenses and impairment of long-lived assets in the 2009 period compared to the 2008 period. The decrease in selling, general and administrative expenses over the prior period is principally due to a decrease in salaries and related payroll costs associated with the Company’s restructuring efforts, partially offset by an increase in professional and consulting fees of $0.7 million attributable to costs related to the Company’s internal control remediation and related matters.
$1.5 million of acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, and other associated costs in the second quarter of 2009.
Interest expense in the second quarter of 2009 was $2.5 million compared to $1.7 million in the second quarter of 2008 an increase of $0.8 million or 45.5 percent. The higher interest expense in the 2009 period reflects an increase in interest costs attributable to the Company’s June 2009 debt amendments. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information.
Income tax expense was at an effective tax rate of 32.7 percent and 79.0 percent for the second quarters of 2009 and 2008, respectively. The decrease in the effective rate for 2009 compared to 2008 is primarily due to the establishment of a valuation allowance in the United Kingdom in the second quarter of 2008.
In the second quarter of 2009, the Company recorded net income of $4.8 million, as compared to net income of $0.8 million for the same period of 2008.
Other Information
Depreciation and amortization expense was $4.7 million for the second quarter of 2009 as compared to $5.4 million in the second quarter of 2008.
Capital expenditures in the second quarter of 2009 were $1.1 million compared to $3.1 million in the same period of 2008.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the six months ended:

			2009 vs. 2008
	Six Months ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$217,077	$259,843	$(42,766)	(16.5)%
Cost of sales	141,049	170,090	(29,041)	(17.1)%

Gross profit	76,028	89,753	(13,725)	(15.3)%

Selling, general and administrative expenses	65,675	72,375	(6,700)	(9.3)%
Acquisition integration and restructuring expenses	2,318	3,174	(856)	(27.0)%
Impairment of long-lived assets	136	2,184	(2,048)	(93.8)%

Operating income	7,899	12,020	(4,121)	(34.3)%

Other income (expense):

Interest income	100	138	(38)	(27.5)%
Interest expense	(3,917)	(3,474)	(443)	12.8%

	(3,817)	(3,336)	(481)	14.4%

Income before income taxes	4,082	8,684	(4,602)	(53.0)%
Income tax provision	1,610	3,648	(2,038)	(55.9)%

Net income	$2,472	$5,036	$(2,564)	(50.9)%

Effective income tax rate	39.4%	42.0%
Expressed as a percentage of Net Sales:

Gross margin	35.0%	34.5%	50 bpts
Selling, general and administrative expense	30.3%	27.9%	240 bpts
Acquisition integration and restructuring expenses	1.1%	1.2%	(10) bpts
Impairment of long-lived assets	0.1%	0.8%	(70) bpts
Operating margin	3.6%	4.6%	(100) bpts

bpts= basis points
Net sales for the first six months of 2009 were $217.1 million compared to $259.8 million in the same period of the prior year, a reduction of $42.8 million, or 16.5 percent. Net sales declined, period-over-period, in all operating segments: the United States and Mexico segment decreased by $21.9 million, or 13.0 percent; the Europe segment decreased by $9.9 million or 28.6 percent; and the Other segment decreased by $11.0 million or 19.3 percent. Sales contributed by acquisitions for the six months ended June 30, 2009 compared to the same prior year period totaled $4.9 million or 2.3 percent. Excluding acquisitions, revenue would have declined by $47.7 million or 18.4 percent versus the same period last year. Approximately $14.4 million of the sales decline period-over-period was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The period-over-period decline in sales reflects the slowdown in the US economy, which started in the latter half of 2008 and continued into the first half of 2009. Many of the Company’s clients have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Consumer products packaging accounts sales in the first six months of 2009 were $143.4 million, or 66.1 percent of total sales, as compared to $167.0 million or 64.3 percent in the same period of last year, representing a decline of 14.1 percent. Advertising and retail accounts sales of $53.1 million in the first six months of 2009, or 24.5 percent of total sales, declined 26.2 percent as compared to the same period last year. Entertainment account sales of $15.6 million in the first six months of 2009 or 7.2 percent of total sales, declined 12.0 percent as compared to the same period last year. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. No major customers were lost during the first half of 2009.
Gross profit was $76.0 million, or 35.0 percent, of sales in the first six months of 2009, a decline of $13.7 million, or 15.3 percent, from $89.8 million or 34.5 percent of sales in the first six months of 2008. The decrease in gross profit is largely attributable to the decrease in sales volume, partially offset by cost savings related to the Company’s restructuring efforts.
Operating income decreased by $4.1 million, to $7.9 million in the first six months of 2009 from $12.0 million in the first six months of 2008. The operating income percentage was 3.6 percent for the first six months of 2009 compared to 4.6 percent for the first six months of 2008. The decrease in operating income in the first six months of 2009 compared to the first six months of 2008 is principally due to lower sales volume as discussed above, partially offset by a decrease in selling, general and administrative expenses of $6.7 million, as well as lower acquisition integration and restructuring expenses and impairment of long-lived assets in the 2009 period. The decrease in selling, general and administrative expenses over the prior period is principally due to a decrease in salaries and related payroll costs associated with the Company’s restructuring efforts, partially offset by an increase in professional and consulting fees of $2.7 million attributable to costs related to the Company’s internal control remediation and related matters.
$2.3 million of acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, and other associated costs in the first six months of 2009.
Interest expense in the first six months of 2009 was $3.9 million compared to $3.5 million in the first six months of 2008. The higher interest expense in the 2009 period reflects an increase in interest costs attributable to the Company’s June 2009 debt amendments. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information.
Income tax expense was at an effective tax rate of 39.4 percent and 42.0 percent for the first six months of 2009 and 2008, respectively. The decrease in the effective rate for 2009 compared to 2008 is primarily due to higher forecasted foreign earnings in jurisdictions with lower statutory tax rates as compared with the United States. Additionally, the income tax expense for the first six months of 2008 was effected by discrete period items related to the release of a FIN 48 reserve, offset by the establishment of the valuation allowance in the United Kingdom.
In the first six months of 2009, the Company recorded net income of $2.5 million, as compared to net income of $5.0 million for the same period of 2008.
Other Information
Depreciation and amortization expense was $9.5 million for the first six months of 2009 as compared to $10.9 million the first six months of 2008.
Capital expenditures in the first six months of 2009 were $2.4 million compared to $5.5 million in the same period of 2008.

Segment Information
United States and Mexico

			2009 vs. 2008
	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$75,107	$85,899	$(10,792)	(12.6)%
Acquisition integration and restructuring expenses	376	1,409	(1,033)	(73.3)%
Impairment of long-lived assets	—	2,184	(2,184)	nm
Depreciation and amortization	2,185	2,330	(145)	(6.2)%
Operating income	13,013	12,089	924	7.6%
Operating margin	17.3%	14.1%		3.2%

Capital expenditures	$638	$1,343	$(705)	(52.5)%
nm = not meaningful
Net sales in the second quarter of 2009 for the United States and Mexico segment were $75.1 million compared to $85.9 million in the same period of the prior year, a reduction of $10.8 million or 12.6 percent. Approximately $0.3 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales reflects the slowdown in the U.S. economy, which started in the latter half of 2008 and continued into the second quarter of 2009. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Operating income was $13.0 million, or 17.3 percent of sales, in the second quarter of 2009 compared to $12.1 million, or 14.1 percent of sales, in the second quarter of 2008, an increase of $0.9 million, or 7.6 percent. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the first half of 2009.

			2009 vs. 2008
	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$146,478	$168,347	$(21,869)	(13.0)%
Acquisition integration and restructuring expenses	646	1,409	(763)	(54.2)%
Impairment of long-lived assets	—	2,184	(2,184)	nm
Depreciation and amortization	4,382	4,829	(447)	(9.3)%
Operating income	19,032	24,072	(5,040)	(20.9)%
Operating margin	13.0%	14.3%		(1.3)%
Capital expenditures	$957	$2,288	$(1,331)	(58.2)%
nm = not meaningful
Net sales in the first six months of 2009 for the United States and Mexico segment were $146.5 million compared to $168.3 million in the same period of the prior year, a reduction of $21.9 million or 13.0 percent. Approximately $0.4 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The period-over-period decline in sales reflects the slowdown in the U.S. economy, which started in the latter half of 2008 and continued into the second half of 2009. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Operating income was $19.0 million, or 13.0 percent of sales, in the first six months of 2009 compared to $24.1 million, or 14.3 percent of sales, in the first six months of 2008, a decline of $5.0 million, or 20.9 percent. The decrease in operating income is principally due to lower sales volume.

Europe

			2009 vs. 2008
	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$12,555	$17,321	$(4,766)	(27.5)%
Acquisition integration and restructuring expenses	872	799	73	9.1%
Impairment of long-lived assets	75	—	75	nm
Depreciation and amortization	455	718	(263)	(36.6)%
Operating income (loss)	501	(136)	637	nm
Operating margin	4.0%	(0.8)%		4.8%
Capital expenditures	$199	$754	$(555)	(73.6)%
nm = not meaningful
Net Sales in the Europe segment in the second quarter of 2009 were $12.6 million compared to $17.3 million in the same period of the prior year, a reduction of $4.7 million or 27.5 percent. Approximately $3.5 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. As in the United States, many of the Company’s European clients have delayed projects, resulting in lower revenues for the Company.
Operating income was $0.5 million, or 4.0 percent of sales, in the second quarter of 2009 compared to an operating loss of $0.1 million, or 0.8 percent of sales, in the second quarter of 2008 an increase of $0.6 million. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the first half of 2009.

			2009 vs. 2008
	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$24,832	$34,767	$(9,935)	(28.6)%
Acquisition integration and restructuring expenses	981	799	182	22.8%
Impairment of long-lived assets	75	—	75	nm
Depreciation and amortization	897	1,568	(671)	(42.8)%
Operating income	1,164	1,249	(85)	(6.8)%
Operating margin	4.7%	3.6%		1.1%
Capital expenditures	$312	$984	$(672)	(68.3)%
nm = not meaningful
Net Sales in the Europe segment in the first six months of 2009 were $24.8 million compared to $34.8 million in the same period of the prior year, a reduction of $9.9 million or 28.6 percent. Approximately $7.7 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. As in the United States, many of the Company’s European clients have delayed projects, resulting in lower revenues for the Company.
Operating income was $1.2 million, or 4.7 percent of sales, in the first six months of 2009 compared to $1.2 million, or 3.6 percent of sales, in the first six months of 2008, a decline of $0.1 million or 6.8 percent. The decline in operating income is principally due to lower sales volume in the first six months of 2009.

Other

			2009 vs. 2008
	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$24,327	$30,216	$(5,889)	(19.5)%
Acquisition integration and restructuring expenses	284	573	(289)	(50.4)%
Impairment of long-lived assets	3	—	3	nm
Depreciation and amortization	1,315	1,220	95	7.8%
Operating income	4,219	3,226	993	30.8%
Operating margin	17.3%	10.7%		6.6%
Capital expenditures	$266	$382	$(116)	(30.4)%
nm = not meaningful
Net sales in the Other segment in the second quarter of 2009 were $24.3 million compared to $30.2 million in the same period of the prior year, a reduction of $5.9 million or 19.5 percent. Approximately $3.0 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the Company’s foreign subsidiaries. The Other segment includes operations in Asia, Australia and Canada, Anthem, Cactus and the Digital Solutions business. See Footnote 10 — Segment Reporting for further information. The quarter-over-quarter decline in sales is the result of the worldwide economic slowdown which has affected all segments of the Company’s business.
Operating income was $4.2 million in the second quarter of 2009, or 17.3 percent of sales, as compared to $3.2 million, or 10.7 percent of sales, in the second quarter of 2008, an increase of $1.0 million or 30.8 percent. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the first half of 2009.

			2009 vs. 2008
	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$45,767	$56,729	$(10,962)	(19.3)%
Acquisition integration and restructuring expenses	722	573	149	26.0%
Impairment of long-lived assets	61	—	61	nm
Depreciation and amortization	2,649	2,342	307	13.1%
Operating income	4,658	3,689	969	26.3%
Operating margin	10.2%	6.5%		3.7%
Capital expenditures	$1,064	$1,271	$(207)	(16.3)%
nm = not meaningful
Net sales in the Other segment in the first six months of 2009 were $45.8 million compared to $56.7 million in the same period of the prior year, a reduction of $11.0 million or 19.3 percent. Approximately $6.3 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the Company’s foreign subsidiaries. The period-over-period decline in sales is the result of the worldwide economic slowdown which has affected all segments of the Company’s business.
Operating income was $4.7 million in the first six months of 2009, or 10.2 percent of sales, as compared to $3.7 million, or 6.5 percent of sales, in the first six months of 2008, an increase of $1.0 million or 26.3 percent of sales. The increase in operating income is principally due to lower operating expenses for the six months of 2009.

Liquidity and Capital Resources
As of June 30, 2009, the Company had $17.1 million in consolidated cash and cash equivalents, compared to $20.2 million at December 31, 2008. Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term needs. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations. The Company’s revolving credit agreement, as amended, will expire in January 2010 and management expects that the agreement will be renegotiated or replaced, although there is no guarantee that the Company will be successful in timely renegotiating or replacing its revolving credit facility, on commercially reasonable terms or at all. Please see Note 7 — Debt for further information.
Cash provided by operating activities. Cash provided by operations was $23.9 million in the first six months of 2009 compared to $11.6 million of cash provided by operations in the first six months of 2008. Although the Company reported a lower net income of $2.4 million for the first six months of 2009 compared to $5.0 million of net income in the first six months of 2008, the cash provided by operations increased period-over-period as a result of improved working capital management through favorable changes in non-cash current assets and current liabilities in the 2009 period as compared to the 2008 period.
Depreciation and amortization expense in the first six months of 2009 was $7.3 million and $2.3 million, respectively, as compared to $8.9 million and $2.0 million, respectively, in the first six months of the prior year.
Cash provided by (used) in investing activities. Cash provided by investing activities was $1.4 million in the first six months of 2009 compared to $8.0 million cash used in investing activities during the comparable 2008 period. The principal reason for the positive cash flow from investing activities in the 2009 period was proceeds of $4.4 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as “held for sale” at year-end 2008. Capital expenditures were $2.4 million in the first six months of 2009 compared to $5.5 million in the first six months of 2008. Cash used in investing activities includes acquisitions in the first six months of 2009 of $0.4 million compared to $2.0 million in the first six months of 2008.
Cash used in financing activities. Cash used in financing activities in the first six months of 2009 was $27.7 million compared to $3.3 million during the first six months of 2008. The cash used in financing activities in the first six months of 2009 reflects $22.8 million of net payments on debt compared to $2.5 million of net payments on debt in the comparable 2008 period. The debt payments in the 2009 period include $20.0 million of prepayments made by the Company to its lenders in June 2009 pursuant to the June 11, 2009 debt amendments. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information. The Company used $4.3 million to purchase shares of its common stock during the first six months of 2009, all of which occurred in the first quarter of 2009. No common stock was purchased in the comparable 2008 period. In addition, the Company received proceeds of $0.5 million from the issuance of common stock during the first six months of 2009 compared to $0.9 million in the first six months of 2008. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan.
Dividends and share repurchases. Dividend payments on common stock were $1.0 million and $1.8 million for the first six months ended June 30, 2009 and 2008, respectively. In June 2009, the Company executed certain amendments to its debt agreements that, among other things, restrict dividends to a maximum of $0.3 million per quarter. The lenders waived this restriction for the dividend declared in the first quarter of 2009. See “Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements” section below for further information.
In February 2008, the Company’s Board of Directors authorized a share repurchase program to allow for the repurchase of up to two million shares, all of which were purchased by year-end 2008. In December of 2008, this authorization was extended to cover an additional purchase of up to two million shares during 2009. During the first six months of 2009, the Company paid $4.3 million to purchase 0.5 million shares pursuant to this authorization. However, in accordance with the June 2009 amendments to its revolving credit facility, the Company has discontinued its share repurchase program.
Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.
Current Borrowings
In January 2005, the Company entered into a five year unsecured revolving credit agreement with JPMorgan Chase Bank, N.A. As of June 30, 2009, $53.2 million was outstanding under the agreement. Since the revolving credit facility expires on January 31, 2010, the outstanding balance of $53.2 million is included in Current portion of long-term debt on the Consolidated Balance Sheet as of June 30, 2009. This facility was amended in June 2009. Pursuant to the 2009 amendment, $10.5 million of the outstanding revolving credit balance was paid during June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. The Company also made $11.4 million of additional principal payments on its revolving credit facility prior to the end of the second quarter.
In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $7.0 million of the combined principal of the three notes was prepaid during June 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts. The remaining balance of these notes, $43.0 million, is included on the Consolidated Balance Sheet as of June 30, 2009 as follows: $8.6 million is included in Current portion of long-term debt and $34.4 million is included in Long-term debt.
In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15.0 million and Tranche B, for $10.0 million. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $2.5 million of the combined principal of the two notes was prepaid during June 2009, with the payments being applied on a prorata basis to reduce the future scheduled payments. The remaining balance of the of the 2003 Private Placement notes, $15.4 million, is included on the Consolidated Balance Sheet as of June 30, 2009 as follows: $3.1 million is included in Current portion of long-term debt and $12.3 million is included in Long-term debt.
In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at June 30, 2009.
Please see Note 7 — Debt for further information regarding the Company’s current borrowings.
2009 Amendments to Revolving Credit Facility and Note Purchase Agreements
As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants as of December 31, 2008 and March 31, 2009. As a result, in June 2009 the Company entered into amendments that provided for prepayments of a portion of the outstanding balances of the revolving credit facility, the 2005 Private Placement notes and the 2003 Private Placement notes, along with an increase in the interest rate for the three facilities and changes to the debt covenants. Please see Note 7 — Debt for further information regarding the 2009 debt agreement amendments.
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
Second Quarter 2009 Financing Activity
In accordance with the June 11, 2009 debt agreement amendments, the Company made principal prepayments on its outstanding debt as follows: At closing on June 11, 2009, the Company paid $15.0 million — $7.9 million on its revolving credit facility, and $5.2 million and $1.9 million on its 2005 Private Placement notes and 2003 Private Placement notes, respectively; on June 29, 2009, the Company paid $5.0 million — $2.6 million on its revolving credit facility, and $1.8 million and $0.6 million on its 2005 Private Placement notes and 2003 Private Placement notes, respectively. The Company also made $11.4 million of additional principal payments on its revolving credit facility prior to the end of the second quarter of 2009. Therefore, the Company made a total of $32.8 million of principal payments on its debt facilities during the second quarter of 2009, which included a $1.4 million scheduled principal payment in April of 2009 related to the 2003 Private Placement notes.
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
Critical accounting policies and estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2008 for further discussion of the Company’s critical accounting estimates and policies.
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
Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that the information the Company is required to disclose in the reports it files with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding required disclosure. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as of the end of the period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein, which have not been remediated as of June 30, 2009:
•	Revenue recognition

•	Work-in-process inventory

•	Entity-level controls

(b)	Changes in Internal Control Over Financial Reporting
The Company is taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. By their nature, such actions require a period of time to implement and become fully effective. The following are specific corrective actions that occurred during the second quarter of fiscal 2009 related to the material weaknesses described above.
•	Continued and enhanced management analysis and analytical reviews of operating unit financial results.

•	Redefined and enhanced the role of the Disclosure Committee to provide improved oversight of the accuracy and timeliness of disclosures made by the Company.

•	Continued development of a program to train employees worldwide on proper revenue recognition.

•	Rolled out an on-line tool that will enable more timely, accurate and consistent assessment of compliance with revenue recognition criteria.

•	Launched a project to formalize policies with respect to the development and documentation of processes and controls over accounting for inventory.

•	Enhanced the Company’s Los Angeles large format printing operations’ inventory processes through implementation of system upgrades to allow for seamless and transparent transaction processing, accounting, reporting and controls.

•	Continued a substantive review process to mitigate the risk of errors in work-in-process inventory reporting.
Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
In December of 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock during 2009. During the first quarter of 2009, the Company repurchased 489,000 shares, before discontinuing the share repurchase program in March, 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the six months ended June 30, 2009. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares repurchased by the Company during the six months ended June 30, 2009:
(amounts in thousands, except per share amounts)

	Total No.	Avg. Price	No. Shares Purchased	Maximum No. of Shares
	Shares	Paid Per	As Part of Publicly	That May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program

1/1 — 1/31	199	$9.47	199	NA
2/1 — 2/28	190	$8.41	190	NA
3/1 — 3/31	100	$7.82	100	NA
4/1 — 6/30	—	—	—	—

Total	489	$8.72	489

Item 6. Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incoporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Amendment No. 2, dated as of June 11, 2009, to Credit Agreement, as amended, dated as of January 25, 2005, among the Company, the lenders party thereto, and JPMorgan Chase Bank, National Association, on behalf of itself and as agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC June 12, 2009.

10.2	First Amendment, dated as of June 11, 2009, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005, among the Company and the noteholders party thereto. Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC June 12, 2009.

10.3	Second Amendment, dated as of June 11, 2009, to Note Purchase Agreement dated as of December 23, 2003, among the Company and the noteholders party thereto. Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC June 12, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2009.

Schawk, Inc. (Registrant)
By:	/s/ John B. Toher
John B. Toher
Vice President and Corporate Controller

Mr. Toher is signing this report as both a duly authorized officer and as the principal accounting officer.