Form 10-Q
period 2009-09-30
SCHAWK INC
filed 2009-11-09
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2009 was 25,058,050.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,352	$20,205
Trade accounts receivable, less allowance for doubtful accounts of $2,016 at September 30, 2009 and $3,138 at December 31, 2008	82,234	83,218
Inventories	22,854	23,617
Prepaid expenses and other current assets	9,266	11,243
Income tax receivable	935	3,348
Assets held for sale	2,085	6,555
Deferred income taxes	2,847	2,765

Total current assets	130,573	150,951

Property and equipment, less accumulated depreciation of $102,388 at September 30, 2009 and $92,583 at December 31, 2008	51,869	58,325
Goodwill	187,148	184,037
Other intangible assets, net	38,704	39,125
Deferred income taxes	2,516	2,752
Other assets	6,109	5,163

Total assets	$416,919	$440,353

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$19,270	$20,694
Accrued expenses	58,736	52,016
Income taxes payable	6,283	—
Current portion of long-term debt	44,020	23,563

Total current liabilities	128,309	96,273

Long-term liabilities:
Long-term debt	46,701	112,264
Other liabilities	21,526	29,137
Deferred income taxes	2,063	1,858

Total long-term liabilities	70,290	143,259

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,739,343 and 29,478,456 shares issued at September 30, 2009 and December 31, 2008, respectively; 24,992,256 and 25,218,566 shares outstanding at September 30, 2009 and December 31, 2008, respectively	219	217
Additional paid-in capital	189,927	187,801
Retained earnings	82,490	68,016
Accumulated comprehensive income, net	6,531	1,368

	279,167	257,402

Treasury stock, at cost, 4,747,087 and 4,259,890 shares of common stock at September 30, 2009 and December 31, 2008, respectively	(60,847)	(56,581)

Total stockholders’ equity	218,320	200,821

Total liabilities and stockholders’ equity	$416,919	$440,353

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$113,463	$125,446	$330,540	$385,289
Cost of sales	67,957	82,279	209,006	252,369

Gross profit	45,506	43,167	121,534	132,920

Selling, general and administrative expenses	31,549	37,203	97,224	109,578
Indemnity settlement	(4,986)	—	(4,986)	—
Acquisition integration and restructuring expenses	1,328	1,942	3,646	5,116
Impairment of long-lived assets	—	4,073	136	6,257

Operating income (loss)	17,615	(51)	25,514	11,969

Other income (expense)
Interest income	124	63	224	201
Interest expense	(2,880)	(1,625)	(6,797)	(5,099)

	(2,756)	(1,562)	(6,573)	(4,898)

Income (loss) before income taxes	14,859	(1,613)	18,941	7,071
Income tax provision	1,553	5,063	3,163	8,711

Net income (loss)	$13,306	$(6,676)	$15,778	$(1,640)

Earnings (loss) per share:
Basic	$0.53	$(0.25)	$0.63	$(0.06)
Diluted	$0.53	$(0.25)	$0.63	$(0.06)

Weighted average number of common and common equivalent shares outstanding:
Basic	24,955	27,027	24,937	27,071
Diluted	25,040	27,027	24,949	27,071

Dividends per Class A common share	$0.01	$0.0325	$0.0525	$0.0975
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)
(In thousands)

	2009	2008
Cash flows from operating activities
Net income (loss)	$15,778	$(1,640)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,715	12,962
Amortization	3,494	3,101
Impairment of long-lived assets	136	6,257
Non-cash restructuring charge	210	592
Amortization of deferred financing fees	626	168
Share-based compensation expense	1,290	918
Tax benefit from stock options exercised	—	(50)
(Gain) loss realized on sale of property and equipment	115	(162)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	2,903	16,395
Inventories	1,195	(3,913)
Prepaid expenses and other current assets	586	857
Trade accounts payable, accrued expenses and other liabilities	(4,207)	(8,252)
Income taxes refundable (payable)	8,980	(2,839)

Net cash provided by operating activities	41,821	24,394

Cash flows from investing activities
Proceeds from sales of property and equipment	4,420	1,108
Purchases of property and equipment	(3,886)	(10,256)
Acquisitions, net of cash acquired	(367)	(2,826)
Other	(18)	(2)

Net cash provided by (used in) investing activities	149	(11,976)

Cash flows from financing activities
Proceeds from issuance of long-term debt	65,443	114,838
Payments of long-term debt, including current maturities	(110,549)	(110,429)
Tax benefit from stock options exercised	—	50
Payment of deferred financing fees	(1,170)	(89)
Cash dividends	(1,293)	(2,599)
Purchase of common stock	(4,277)	(9,846)
Issuance of common stock	837	1,098

Net cash used in financing activities	(51,009)	(6,977)

Effect of foreign currency rate changes	(814)	900

Net increase (decrease) in cash and cash equivalents	(9,853)	6,341
Cash and cash equivalents at beginning of period	20,205	11,754

Cash and cash equivalents at end of period	$10,352	$18,095

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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2008, as filed with its 2008 Form 10-K. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codification™ (also referred to as Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC did not change GAAP but reorganized existing US accounting and reporting standards issued by the FASB and other related private sector standard setters. The Company began to reference the ASC when referring to GAAP in its financial statements starting with the third quarter of 2009. Additionally, because the ASC does not change GAAP, the Company references the applicable ASC section for all periods presented (including periods before the authoritative release of ASC), except for the grandfathered guidance not included in the Codification. The change to ASC did not have an impact on the Company’s financial position, results of operations, or cash flows.
In December 2007, the FASB issued accounting guidance regarding business combinations. This accounting guidance, found under the Business Combinations Topic of the Codification, ASC 805, retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. ASC 805 expands the disclosures previously required, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. ASC 805 changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of FASB guidance included in the Business Combinations Topic of the Codification will have an impact on its results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.
According to the Transition and Open Effective Date Information of the ASC Business Combinations Topic, ASC 805-10-65, the acquirer shall record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to the acquired businesses. Certain of the Company’s acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008, reductions of valuation allowances would reduce the income tax provision as opposed to goodwill. ASC 805, effective for all business combinations with an acquisition date in the first annual period following December 15, 2008, was adopted by the Company as of January 1, 2009.
In December 2007, the FASB issued accounting guidance regarding non-controlling interests in consolidated financial statements. This guidance, found under the Consolidations Topic of the Codification, ASC 810-10-45, and effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, requires the recognition of a non-controlling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company adopted ASC 810-10-45 as of January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The Implementation Guidance and Illustrations for Intangibles Other than Goodwill, ASC 350-30-55, discussed in the Intangibles — Goodwill and Other Topic of the Codification, amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. The new guidance became effective for fiscal years beginning after December 15, 2008 and was adopted by the Company as of January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued accounting guidance regarding subsequent events. This guidance, found under the Subsequent Events Topic of the Codification, ASC 855, and effective for interim or annual periods ending after June 15, 2009, establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance as of June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance, found under the Identifiable Assets and Liabilities, and Any Noncontrolling Interest Subtopic within the Business Combinations Topic of the Codification, ASC 805-20,
•	Requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Contingencies Topic of the Codification, ASC 450;

•	Eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by the Contingencies Topic of the Codification, ASC 450, and that those disclosures be included in the business combination footnote;

•	Requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805-20.
ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805-20 effective January 1, 2009 and it did not have any material impact on the Company’s financial condition, results of operations, or cash flows.

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
Inventories consist of the following:

	September 30,	December 31,
	2009	2008

Raw materials	$2,820	$2,994
Work in process	19,219	18,487
Finished Goods	1,745	3,066

	23,784	24,547
Less: LIFO reserve	(930)	(930)

	$22,854	$23,617

Note 3 — Earnings Per Share
Basic earnings per share and diluted earnings per share are shown on the Consolidated Statements of Operations. Basic earnings per share are computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares, including common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income to arrive at income available to common stockholders.
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average shares — Basic	24,955	27,027	24,937	27,071
Effect of dilutive stock options	85	—	12	—

Adjusted weighted average shares and assumed conversions - Diluted	25,040	27,027	24,949	27,071

Since the Company was in a loss position for the three month and nine month periods ended September 30, 2008, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti- dilutive are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Stock Options	459	514

Note 4 — Comprehensive Income
The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments, net of tax. The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$13,306	$(6,676)	$15,778	$(1,640)
Foreign currency translation adjustments	1,588	(6,051)	5,163	(6,485)

Comprehensive income (loss)	$14,894	$(12,727)	$20,941	$(8,125)

Note 5 — Stock Based Compensation
The Company accounts for share-based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended September 30, 2009 and September 30, 2008, using the Black-Scholes option-pricing model.

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Expected dividend yield	1.34%-1.39%	0.81%-0.83%
Expected stock price volatility	43.75%-43.8%	31.5%-34.8%
Risk-free interest rate	2.79%-3.33%	2.98%-3.75%
Weighted-average expected life of options	6.8-7.21 years	6.5-7.5 years
Forfeiture rate	0.85%-1.00%	1.00%-2.00%
The total fair value of options and restricted stock granted during the three and nine month periods ended September 30, 2009 was $47 and $1,742, respectively. As of September 30, 2009, there was $2,756 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three and nine month periods ended September 30, 2009 was $411 and $1,290, respectively. Expense recognized under ASC 718 for the three and nine month periods ended September 30, 2008 was $362 and $918, respectively.

Note 6 — Acquisitions
Brandmark International Holding B.V.
Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom. The net assets and results of operations of Brandmark are included in the Consolidated Financial Statements as of December 31, 2008 and January 1, 2009, respectively, in the Europe operating segment. This business was acquired to expand the Company’s creative design business in Europe, enhancing the Company’s ability to provide services for its multinational clients.
The purchase price of $10,430 consisted of $8,102 paid in cash to the seller at closing, $2,026 retained in an escrow account, less $245 accrued as a receivable from the sellers for a Net Working Capital and Tangible Net Equity adjustment plus $547 accrued for acquisition-related professional fees.
The Company has recorded a purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is not deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$1,193
Inventory	3
Other current assets	78
Fixed assets	146
Goodwill	7,812
Customer relationships	5,008
Trade names	56
Accounts payable	(472)
Accrued expenses	(634)
Income tax payable	(140)
Deferred income taxes	(590)
Other long term liabilities	(2,460)

Total cash paid at closing, net of $430 cash acquired	$10,000

The purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes is achieved for fiscal year ended March 31, 2009. At September 30, 2009, $97 was recorded for an estimated purchase price adjustment based on the seller’s preliminary financial statements for the fiscal year ended March 31, 2009, and the additional purchase price was allocated to goodwill. The purchase price adjustment will be adjusted as necessary in the fourth quarter of 2009, based on receipt of the seller’s audited financial statements and agreement upon certain earnings adjustments specified in the purchase agreement.
Marque Brand Consultants Pty Ltd.
Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd. (“Marque”), an Australia — based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the Consolidated Financial Statements in the Asia Pacific operating segment beginning June 1, 2008. This business was acquired to expand the Company’s creative design business in Australia. Having an expanded creative design capability in Australia will allow the Company to provide services for its multinational clients with Australian operations. Marque is a sister company to Perks Design Partners Pty Ltd., which the Company acquired August 1, 2007.
The purchase price of $2,705 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment, $74 paid for acquisition-related professional fees and $235 accrued for an estimated purchase price adjustment for the first earn-out period ended December 31, 2008, which was paid in the third quarter of 2009. The Company has recorded a purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.

The purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar year 2009. The purchase price allocation will be adjusted in the period that the additional purchase price amount is earned.
Perks Design Partners Pty Ltd.
Effective August 1, 2007, the Company acquired 100 percent of the outstanding stock of Perks Design Partners Pty Ltd. (“Perks”), an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Perks are included in the Consolidated Financial Statements in the Asia Pacific operating segment beginning August 1, 2007. This business was acquired to expand the Company’s creative design business in Australia. The Company has multinational clients which have requested that it increase its global coverage to include Australia so that the Company can provide design services for their Australian operations. The reputation of Perks as a quality provider of design services to multinational consumer products clients was another factor the Company considered in acquiring Perks.
The purchase price of $3,328 consisted of $1,792 paid in cash to the seller at closing, $1,193 paid to escrow accounts, $178 accrued for an estimated net tangible asset adjustment and $165 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes. In June 2008, the Company paid $67 of the $178 net tangible asset adjustment that had been accrued at December 31, 2007. The balance of $111 is expected to be paid in the fourth quarter of 2009.
Protopak Innovations, Inc.
Effective September 1, 2007, the Company acquired 100 percent of the outstanding stock of Protopak Innovations, Inc. (“Protopak”), a Toronto, Canada-based Company that produces prototypes and samples used by the consumer products packaging industry as part of the marketing and sales of their products. The net assets and results of operations of Protopak are included in the Consolidated Financial Statements in the North America operating segment. This business was acquired to complement the Company’s existing consumer packaging business. The prototype service provided by Protopak will allow the Company to provide its clients with product packaging samples reflecting its customer proposed modifications to its products. Prior to acquiring this business, the Company had, for the most part, outsourced this service. The Company determined that Protopak was a leader in this business and serviced many U.S.-based multinational consumer product companies both in Canada and for clients’ U.S. offices. Many of Protopak’s clients were also clients of the Company, so management of the Company believed there was a complimentary fit between the two businesses.
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
The acquisition agreement provides that the purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company accrued $669 for a purchase price adjustment at September 30, 2008 and allocated the additional purchase price to goodwill. This purchase price adjustment was remitted to the former owners in the first quarter of 2009. The Company has not accrued a purchase price adjustment for the fiscal year ended September 30, 2009 because the earnings before interest and taxes for this period was below the required threshold. If the earnings threshold is exceeded for the fiscal years ending September 30, 2010, the purchase price allocation will be adjusted to reflect this additional purchase price adjustments in the period earned.
Benchmark Marketing Services, LLC
On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC (“Benchmark”), a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The net assets and results of operations of Benchmark are included in the Consolidated Statements of Operations beginning June 1, 2007. This business was acquired to gain an established workforce in the Cincinnati area to complement the Company’s existing Anthem Cincinnati creative design operation.

The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is deductible for tax purposes. In addition, the Company recorded a reserve of $666 as of the acquisition date for the estimated expenses associated with vacating the leased premises that Benchmark currently occupies. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to this facility in October 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25, and as adjustments to current and non-current liabilities. The remaining reserve balance of $289 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheets as of September 30, 2009.
The following table summarizes the reserve activity from December 31, 2008 through September 30, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$426	$—	$(49)	$377

	Balance			Balance
	March 31,			June 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$377	$—	$(42)	$335

	Balance			Balance
	June 30,			September 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$335	$—	$(46)	$289

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
The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications during the twelve month period subsequent to the acquisition were recorded as adjustments to goodwill in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25, where decreases adjust the goodwill balance and increases are charges to operating results in the period, and as adjustments to current and non-current liabilities.

The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The adjustments recorded during 2009 are primarily the result of changes in sub-lease assumptions for a sub-tenant of the vacated facility. The remaining reserve balance of $2,173 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheets as of September 30, 2009.
The following table summarizes the reserve activity from December 31, 2008 through September 30, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$1,874	$2	$(179)	$1,697

	Balance			Balance
	March 31,			June 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$1,697	$968	$(209)	$2,456

	Balance			Balance
	June 30,			September 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$2,456	$(45)	$(238)	$2,173

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
In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications during the twelve month period subsequent to the acquisition were recorded as adjustments to goodwill in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25, where decreases adjust the goodwill balance and increases are charges to operating results in the period, and as adjustments to current and non-current liabilities. The remaining reserve balance of $368 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheets as of September 30, 2009.

The following table summarizes the reserve activity from December 31, 2008 through September 30, 2009:

	Balance			Balance
	December 31,			March 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$309	$(10)	$(19)	$280

	Balance			Balance
	March 31,			June 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$280	$39	$(20)	$299

	Balance			Balance
	June 30,			September 30,
	2009	Adjustments	Payments	2009

Facility closure cost	$299	$90	$(21)	$368

Note 7 — Debt
In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A., which expires in January, 2010. As of September 30, 2009, $29,500 was outstanding under the agreement. Since the revolving credit facility expires on January 31, 2010, the outstanding balance of $29,500 is included in Current portion of long-term debt on the Consolidated Balance Sheets as of September 30, 2009.
On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7,889 of the outstanding revolving credit balance was paid at closing on June 11, 2009 and $2,630 was paid on June 29, 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. The Company also made $11,370 and $23,711 of additional net principal payments on its revolving credit facility during the second and third quarters of 2009, respectively.
In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the original principal amount of $10,000, will mature in 2010. The second and third notes, each in the original principal amount of $20,000, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5,240 of the combined principal of the three notes was paid at closing on June 11, 2009 and $1,746 was paid on June 29, 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8,603 will mature in 2010, and $17,206 will mature in both 2011 and 2012. Additionally, as amended, the first, second and third notes bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The combined balance of these notes, after the prepayments detailed above, is $43,014, and is included on the Consolidated Balance Sheets as of September 30, 2009 as follows: $8,603 is included in Current portion of long-term debt and $34,411 is included in Long-term debt.
In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15,000 and Tranche B, for $10,000. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2,143 from 2007 to 2013, and the Tranche B note was payable in annual installments of $1,429 from 2008 to 2014. Pursuant to the 2009 amendment, $1,871 of the combined principal of the two notes was paid at closing on June 11, 2009 and $624 was paid on June 29, 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1,843 from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1,229 from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2,143 on each December 31 and $1,429 on each April 30). The originally scheduled Tranche B installment payment of $1,429 was paid when due in April 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, after the prepayments detailed above, $15,362, is included on the September 30, 2009 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $12,290 is included in Long-term debt.
In connection with the June 2009 amendments to the 2005 Private Placement and the 2003 Private Placement, the Company agreed to compensate the lenders for the pro rata principal prepayments made during June. These “make whole” payments were not payable in cash, but took the form of Payment in Kind (“PIK”) notes, which are payable on January 28, 2010. At September 30, 2009, the Company had $590 of PIK notes outstanding, including $2 of interest accrued in June and $13 of interest accrued during the third quarter. The entire balance of the PIK notes is included in Current portion of long-term debt on the Consolidated Balance Sheets as of September 30, 2009.
In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at September 30, 2009.
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
•	reduced the size of the Company’s revolving credit facility by $32,500, from $115,000 (expandable to $125,000) to $82,500;

•	after the payment of $2,630 on June 29, 2009, reduced the size of the Company’s revolving credit facility to $80,000;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009 decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

•	amended the credit facility’s pricing terms, including increasing the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bps”), depending on the cash flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bps per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bps;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $300 per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	require the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17,500, from $25,000, during any fiscal year; and

•	provide a waiver for any noncompliance with certain financial covenants, as well as covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.
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
The Company was in compliance with all covenants at September 30, 2009.
Deferred Financing Fees
Prior to the June 2009 amendments to its debt agreements, the Company had $173 of unamortized deferred financing fees relating to its original revolving credit agreement and the 2005 and 2003 Private Placements. In accordance with the Debt — Modifications and Extinguishments Subtopic of the Codification, ASC 470-50, the Company has written-off $31 of the previously unamortized deferred finance costs related to its revolving credit facility in proportion to the decrease in its revolving credit limit from $115,000 to $80,000. In accordance with ASC 470-50, fees paid to lenders and third parties to obtain the amended revolving credit facility, amounting to $866, have been capitalized as deferred financing fees and will be amortized over the remaining term of the loan, which expires January 31, 2010.
For the amendments to the 2005 Private Placement and the 2003 Private Placement, the Company has followed the Debt — Modifications and Extinguishments Subtopic of the Codification, ASC 470-50, for situations where the modifications are not accounted for as being similar to debt extinguishments. As a result, no gain or loss has been recognized from the modifications. The fees and costs associated with the modifications have been recorded as follows: 1) the amendment fees of $304 paid to the lenders have been capitalized as deferred financing fees and will be amortized over the life of the amended agreements; 2) fees paid to third parties of $233 have been expensed as incurred; 3) the previously unamortized deferred financing fees of $73 related to the original 2005 and 2003 Private Placements will be amortized over the life of the amended agreements.
The amortization of deferred financing fees amounted to $401 and $626 for the three and nine month periods ended September 30, 2009, respectively, and is included in Interest expense in the September 30, 2009 Consolidated Statements of Operations.
Note 8 — Goodwill and Intangible Assets
The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles — Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company historically performed an annual impairment test as of December 31 each year, or when events or changes in business circumstances indicate that the carrying value may not be recoverable; however, in the fourth quarter of 2008, and as disclosed in the Form 10-K for the year ended December 31, 2008, the Company changed its annual test date to October 1.
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
Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired. Effective July 1, 2009, the Company reorganized its operating segments so as to report its operations on a geographic basis, in three reportable segments: North America, Europe, and Asia Pacific (see Note 10 — Segment Reporting).
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
The changes in the carrying amount of goodwill by reportable segment during the three and nine month periods ended September 30, 2009, were as follows:

	North		Asia
	America	Europe	Pacific	Total

Balance at December 31, 2008	$170,228	$7,661	$6,148	$184,037
Acquisitions	—	166	—	166
Additional purchase accounting adjustments	40	—	66	106
Foreign currency translation	(298)	(337)	(230)	(865)

Balance at March 31, 2009	169,970	7,490	5,984	183,444
Acquisitions	—	(30)	—	(30)
Additional purchase accounting adjustments	—	128	13	141
Foreign currency translation	1,099	814	519	2,432

Balance at June 30, 2009	171,069	8,402	6,516	185,987
Acquisitions	—	15	—	15
Additional purchase accounting adjustments	—	(31)	—	(31)
Foreign currency translation	944	28	205	1,177

Balance at September 30, 2009	$172,013	$8,414	$6,721	$187,148

The Company’s other intangible assets subject to amortization are as follows:

		September 30, 2009
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.2 years	$52,282	$(15,095)	$37,187
Digital images	5.0 years	827	(774)	53
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.3 years	1,242	(1,045)	197
Patents	20.0 years	84	(84)	—
Trade names	2.7 years	718	(626)	92
Contract acquisition cost	3.0 years	2,155	(980)	1,175

	13.1 years	$58,020	$(19,316)	$38,704

		December 31, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.2 years	$50,411	$(12,251)	$38,160
Digital images	5.0 years	890	(675)	215
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.4 years	1,210	(919)	291
Patents	20.0 years	84	(84)	—
Trade names	2.6 years	703	(504)	199
Contract acquisition cost	3.0 years	935	(675)	260

	13.3 years	$54,945	$(15,820)	$39,125

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,236 and $3,494 for the three and nine month periods ended September 30, 2009, respectively. Amortization expense related to the other intangible assets totaled $1,036 and $3,101 for the three and nine month periods ended September 30, 2008, respectively. Amortization expense for each of the next five twelve month periods beginning October 1, 2009, is expected to be approximately $4,628 for 2010, $4,276 for 2011, $4,150 for 2012, $3,802 for 2013, and $3,797 for 2014.
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
The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Pretax income (loss)	$14,859	$(1,613)	$18,941	$7,071
Income tax expense	$1,553	$5,063	$3,163	$8,711
Effective tax rate	10.5%	(313.9)%	16.7%	123.2%
The Company’s forecasted annual effective tax rate for the third quarter of 2009 was 25.5 percent, reflecting a reduction from the second quarter of 2009 forecasted annual effective tax rate of 30.5 percent. The decrease in the forecasted tax rate is due to projected increases in profits in foreign jurisdictions.
In the third quarter of 2009, the Company recognized tax expense of $1,553 on pretax income of $14,859, or an effective tax rate of 10.5 percent. The tax rate was affected by the discrete period tax benefits related to the nontaxable indemnity settlement of $1,986 and the related benefit of amended tax return adjustments of $1,373. In the third quarter of 2008, the Company recognized tax expense of $5,063 on pretax loss of $1,613, or an effective tax rate of (313.9) percent. The change in the tax rate for the third quarter 2008 was increased due to discrete period tax expense items related to an increase in the reserve for uncertain tax positions of $4,231 and an adjustment to the provision for the current year income tax return filing of $585.
For the first nine months of 2009, the Company recognized tax expense of $3,163 on pretax income of $18,941, or an effective tax rate of 16.7%. No other significant items were reported outside of the third quarter 2009. For the first nine months of 2008, the Company recognized tax expense of $8,711 on pretax income of $7,071, or an effective tax rate of 123.2%, primarily related to discrete period tax expense items associated with the increase in reserves for uncertain tax positions of $3,095, the establishment of the valuation allowance in the United Kingdom of $1,471 and an adjustment to the provision for the current year income tax return filing of $585.
The Company has unrecognized tax benefits of $13,605 and $8,194 at September 30, 2009 and December 31, 2008, respectively. The significant increase in the reserve for uncertain tax positions was primarily recorded as a decrease in deferred tax liabilities of $5,234.
Note 10 — Segment Reporting
The Company organizes and manages its operations primarily by geographic area and measures profit and loss of its segments based on operating income (loss). The accounting policies used to measure operating income of the segments are the same as those used to prepare the consolidated financial statements.
Segment Reporting Topic of the Codification, ASC 280, requires that a public business enterprise report financial information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

Effective July 1, 2009, the Company restructured its operations on a geographic basis, in three reportable segments: North America, Europe and Asia Pacific. This organization reflects a change in the management reporting structure that was implemented during the third quarter of 2009.
The Company’s North America reportable segment includes all of the Company’s operations located in North America, including its Canadian operations, its U.S. branding and design group and its U.S. digital solutions business which were previously reported in the Other reporting segment.
The Company’s Europe reportable segment includes all operations located in Europe, including its European branding and design group and its digital solutions business in London which were previously reported in the Other reporting segment.
The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design group. All of these operations were previously reported in the Other reporting segment.
These reporting segments meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of ASC 280. The segment information for the three and nine month periods ended September 30, 2008 have been restated to conform to the new reportable segment presentation.
Corporate consists of unallocated general and administrative activities and associated expenses, including executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and employee benefit plans are included in corporate and not allocated to operating segments.
The Company has disclosed operating income (loss) as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s CODM and is most consistent with the presentation of profitability reported within the consolidated financial statements.
Segment information relating to results of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales to external clients:
North America	$98,493	$106,258	$285,722	$328,088
Europe	16,978	18,873	48,872	57,307
Asia Pacific	7,668	7,996	20,690	22,549
Intercompany sales elimination	(9,676)	(7,681)	(24,744)	(22,655)

Total	$113,463	$125,446	$330,540	$385,289

Operating segment income (loss):
North America	$18,164	$7,433	$38,765	$34,496
Europe	1,022	(315)	2,180	(158)
Asia Pacific	2,192	840	5,287	2,629
Corporate	(3,763)	(8,009)	(20,718)	(24,998)

Operating income (loss)	17,615	(51)	25,514	11,969
Interest expense, net	(2,756)	(1,562)	(6,573)	(4,898)

Income (loss) before income taxes	$14,859	$(1,613)	$18,941	$7,071

Note 11 — Contingencies
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
Note 12 — Acquisition Integration and Restructuring
Actions Initiated in 2008
In 2008, the Company initiated a cost reduction plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under the Exit or Disposal Cost Obligations Topic of the Codification, ASC 420, and the Compensation — Nonretirement Postemployment Benefits Topic, ASC 712.
The following table summarizes the accruals recorded, adjustments, and the cash payments during the nine month period ended September 30, 2009, related to the cost reduction actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,256 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheets at September 30, 2009.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2008	$1,293	$4,091	$5,384
New accruals	11	380	391
Adjustments	(213)	(156)	(369)
Cash payments	(596)	(395)	(991)

Liability balance at March 31, 2009	495	3,920	4,415
New accruals	13	73	86
Adjustments	(73)	(144)	(217)
Cash payments	(95)	(424)	(519)

Liability balance at June 30, 2009	340	3,425	3,765
New accruals	30	57	87
Adjustments	(14)	(14)	(28)
Cash payments	(15)	(553)	(568)

Liability balance at September 30, 2009	$341	$2,915	$3,256

Actions Initiated in 2009
During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.
The following table summarizes the accruals recorded and the cash payments during the nine month period ended September 30, 2009, related to the cost reduction actions initiated during 2009. The remaining reserve balance of $832 is included in Accrued expenses and Other liabilities on the Consolidated Balance Sheets at September 30, 2009.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at January 1, 2009	$—	$—	$—
New accruals	795	—	795
Cash payments	(362)	—	(362)

Liability balance at March 31, 2009	433	—	433
New accruals	517	145	662
Adjustments	11	—	11
Cash payments	(570)	(8)	(578)

Liability balance at June 30, 2009	391	137	528
New accruals	871	45	916
Adjustments	(33)	3	(30)
Cash payments	(558)	(24)	(582)

Liability balance at September 30, 2009	$671	$161	$832

In addition to the restructuring actions initiated in 2008 and 2009 shown above, for which the combined expense was $945 and $2,304 for the three and nine month periods ended September 30, 2009, respectively, the Company recorded additional restructuring expenses as follows: 1) during the second quarter of 2009 — $882 related primarily to adjustments to acquisition exit reserves recorded in the UK during 2005 and $77 of leasehold improvement write-offs related to Asia facility closures initiated during the second quarter of 2009; 2) during the third quarter of 2009 — $147 of asset write-offs for leasehold improvements and other fixed assets related to the closing of offices in Melbourne, Australia and Toronto, Canada, $175 for a consulting project related to the Company’s restructuring and $61 for moving costs related to Corporate office restructuring. The total expense, including the additional restructuring expenses described above, of $1,328 and $3,646 for the three and nine month periods ended September 30, 2009, respectively, is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.
The expense for the three and nine month periods ended September 30, 2009 and the cumulative expense since the cost reduction program’s inception was recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Three months ended September 30, 2009	$566	$214	$312	$236	$1,328
Nine months ended September 30, 2009	$1,568	$1,221	$652	$205	$3,646
Cumulative since program inception	$7,269	$4,773	$900	$1,094	$14,036
Note 13 — Assets Held for Sale
During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their market values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values and wrote down the carrying value of the three facilities to their estimated fair value, less costs to sell, of $6,555 at December 31, 2008. The Company engaged a real estate broker to market the properties and expected a sale to occur within the next twelve months. In accordance with the Property, Plant, and Equipment Topic of the Codification, ASC 360, the $6,555 adjusted carrying value of the land and buildings was included in Assets held for sale on the Consolidated Balance Sheets at December 31, 2008. During the first six months of 2009, the sale of two of the properties classified as held for sale was completed, with selling prices approximately equal to their carrying values. The carrying value of the one property remaining for sale as of September 30, 2009, $2,085, is included in Assets held for sale on the Consolidated Balance Sheets at September 30, 2009.
Note 14 — Fair Value Measurements
Fair value is defined under the Fair Value Measurements and Disclosures Topic of the Codification, ASC 820, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
For purposes of financial reporting, the Company has determined that the fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at September 30, 2009. The Company did not elect the fair value measurement option under the Financial Instruments Topic of the Codification, ASC 825, for any of its financial assets or liabilities.
During the first quarter of 2009, the Company performed an interim goodwill test, as discussed in Note 8 — Goodwill and Other Intangible Assets. This activity required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on goodwill to test for potential impairment.
Note 15 — Indemnity Settlement
On January 31, 2005, the Company acquired 100 percent of the outstanding stock of Seven Worldwide (“Seven”). The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven provided for a payment of $10,000 into an escrow account. The escrow was established to insure that funds were available to pay Schawk any indemnity claims it may have under the stock purchase agreement.
During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company filed a cross-motion for summary judgment asserting that it has valid claims against the amounts held in escrow and that, as a result, such funds should not be released to Kohlberg, but rather paid out to the Company. Kohlberg denied that it has any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. As of June 30, 2009, the Company had a receivable from Kohlberg on its Consolidated Balance Sheets in the amount of $4,214, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date for the pre-acquisition years of 1996 to 2003.
On September 8, 2009, a settlement was reached between the Company and Kohlberg with respect to the funds held in escrow, whereby the escrow agent was directed to disperse an escrow amount of $9,200 to the account of the Company and the remainder of the escrow amount to be paid to the account of Kohlberg. Upon disbursement of such funds in September 2009, the escrow account terminated. The Company and Kohlberg acknowledge that the disbursement of the escrow amount as provided above is in resolution of all disputes between the Company and Kohlberg concerning the disposition of the escrowed funds.
The Company accounted for the $9,200 escrow account distribution by closing out the $4,214 balance in the account receivable outstanding from Kohlberg and recording the remaining $4,986 as income on the Indemnity settlement line on the September 30, 2009 Consolidated Statements of Operations.

Note 16 — Subsequent Events
In accordance with the Subsequent Events Topic of the Codification, ASC 855, the Company evaluated subsequent events through November 9, 2009, the filing date of this report. There have been no material events subsequent to the balance sheet date that would have affected the amounts recorded or disclosed in the Company’s interim financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in Management’s Discussion and Analysis relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and cost reduction plans and to realize anticipated cost savings; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to renew or replace its revolving credit facility when it terminates in January, 2010; the ability of the Company to remedy known internal control deficiencies and weaknesses and the discovery of future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; higher than expected costs, or unanticipated difficulties associated with, integrating acquired operations; higher than expected costs associated with compliance with legal and regulatory requirements; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
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
The Company’s executional services are delivered primarily through its legacy premedia business which at this time continues to account for the most significant portion of its revenues. Premedia products such as color proofs, production artwork, digital files and flexographic, lithographic and gravure image carriers are supported by color management and print management services that the Company believes provides a vital interface between the creative design and production processes. The Company believes this ensures the production of consistent, high quality brand/graphic images on a global scale at the speed required by clients to remain competitive in today’s markets on global, regional and local scales. Additionally, the Company’s graphic lifecycle content management software and services facilitates the organization, management, application and re-use of proprietary brand assets. The Company believes that products such as BLUE™ confer the benefits of brand consistency, accuracy and speed to market for its clients.
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
Reorganization
Effective July 1, 2009, the Company restructured its operations to report its operations on a geographic basis, in three reportable segments: North America, Europe and Asia Pacific. This organization reflects a change in the management reporting structure that was implemented during the third quarter of 2009.
The Company’s North America segment includes all of the Company’s operations located in North America, including its Canadian operations, its U.S. branding and design group and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European branding and design group and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design group.
Financial Overview
Net sales decreased by 9.6 percent, to $113.5 million in the third quarter of 2009 from $125.4 million in the third quarter of 2008, as the worldwide economic contraction that adversely affected the Company’ operations in the latter half of 2008 continued into the third quarter of 2009. Net sales declined, quarter-over-quarter, in all operating segments: the North America segment decreased by $7.8 million, or 7.3 percent; the Europe segment decreased by $1.9 million or 10.0 percent; and the Asia Pacific segment decreased by $0.3 million or 4.1 percent. Gross profit increased by 5.4 percent, to $45.5 million in the third quarter of 2009 from $43.2 million in the third quarter of 2008, and the gross margin percentage improved to 40.1 percent in the third quarter of 2009 from 34.4 percent in the third quarter of 2008. Net income for the third quarter of 2009 was $13.3 million, or $0.53 per fully diluted share, as compared to net loss of $6.7 million, or $0.25 per fully diluted share, in the third quarter of 2008.

Selling, general and administrative expenses declined by $5.7 million, to $31.5 million in the third quarter of 2009 from $37.2 million in the third quarter of 2008, reflecting the Company’s cost reduction initiatives.
During the third quarter of 2009, the Company executed an indemnity settlement agreement related to the Company’s 2005 acquisition of Seven Worldwide Holdings, Inc. As a result of this settlement, $5.0 million of income was recorded in the third quarter. See Note 15 — Indemnity Settlement in Part I, Item 1 for further discussion of this item.
Recent Acquisitions
Brandmark International Holding B.V. Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, the Netherlands and London, United Kingdom. The operations of Brandmark are included in the Consolidated Statements of Operations as of January 1, 2009, in the Europe operating segment.
Marque Brand Consultants Pty Ltd. Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd. (“Marque”), an Australia — based brand strategy and creative design firm that provides services to consumer products companies. The operations of Marque are included in the Consolidated Statements of Operations as of June 1, 2008, in the Asia Pacific operating segment.
Cost Reduction Actions
During 2008, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its plan to reduce costs through a consolidation and realignment of its work force and facilities. The actions initiated by the Company in 2008 are expected to generate annual savings of approximately $22.0 million during 2009.
During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses. The Company expects to spend between $3.0 million and $4.0 million related to cost reduction actions initiated during 2009, with estimated savings for the full year 2009 from these actions of between $8.0 million and $9.0 million. The costs associated with these actions are covered under the Exit or Disposal Cost Obligations Topic of the Codification, ASC 420, and the Compensation — Nonretirement Postemployment Benefits Topic, ASC 712.
The total expense recorded for the three and nine month periods ended September 30, 2009 was $1.3 million and $3.6 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations. See Note 12 — Acquisition Integration and Restructuring in Part I, Item 1 for additional information.
The following table shows the expense for the three and nine month periods ended September 30, 2009 and the cumulative expense since the cost reduction program’s inception by operating segment:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Three months ended September 30, 2009	$0.6	$0.2	$0.3	$0.2	$1.3
Nine months ended September 30, 2009	$1.6	$1.2	$0.6	$0.2	$3.6
Cumulative since program inception	$7.2	$4.8	$0.9	$1.1	$14.0
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
Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired. The Company’s market capitalization increased during the second and third quarters of 2009 and the Company did not identify any other indicators of impairment. The Company will perform its annual goodwill impairment test during the fourth quarter of 2009. The estimates and assumptions used by the Company to test its goodwill are consistent with the business plans and estimates used to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. If the Company fails to achieve estimated volume and pricing targets, experiences unfavorable market conditions or achieves results that differ from its estimates, then revenue and cost forecasts may not be achieved, and the Company may be required to recognize impairment charges. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreases due to a decline in the trading price of the Company’s common stock.
See Note 8 — Goodwill and Intangible Assets in Part I, Item 1 for further discussion of goodwill.
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
Results of Operations
Consolidated
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

	Three Months Ended		2009 vs. 2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$		%

Net sales	$113,463	$125,446	$(11,983)		(9.6)%
Cost of sales	67,957	82,279	(14,322)		(17.4)%

Gross profit	45,506	43,167	2,339		5.4%

Selling, general and administrative expenses	31,549	37,203	(5,654)		(15.2)%
Indemnity settlement	(4,986)	—	(4,986)		nm
Acquisition integration and restructuring expenses	1,328	1,942	(614)		(31.6)%
Impairment of long-lived assets	—	4,073	(4,073)		nm

Operating income (loss)	17,615	(51)	17,666		nm

Other income (expense):
Interest income	124	63	61		(96.8)%
Interest expense	(2,880)	(1,625)	(1,255)		77.2%

	(2,756)	(1,562)	(1,194)		76.4%

Income (loss) before income taxes	14,859	(1,613)	16,472		nm
Income tax provision	1,553	5,063	(3,510)		(69.3)%

Net income (loss)	$13,306	$(6,676)	$19,982

Effective income tax rate	10.5%	nm

Expressed as a percentage of Net Sales:

Gross margin	40.1%	34.4%	570	bpts
Selling, general and administrative expense	27.8%	29.7%	(190	) bpts
Indemnity settlement	(4.4)%	—	(440	) bpts
Acquisition integration and restructuring expenses	1.2%	1.5%	(30	) bpts
Impairment of long-lived assets	—	3.2%	(320	) bpts
Operating margin	15.5%	0%	1,550	bpts

bpts= basis points
nm = not meaningful

Net sales in the third quarter of 2009 were $113.5 million compared to $125.4 million in the same period of the prior year, a reduction of $12.0 million, or 9.6 percent. Net sales declined, quarter-over-quarter, in all operating segments: the North America segment decreased by $7.8 million, or 7.3 percent; the Europe segment decreased by $1.9 million, or 10.0 percent; and the Asia Pacific segment decreased by $0.3 million, or 4.1 percent. Sales contributed by acquisitions for the quarter ended September 30, 2009 compared to the same prior year period totaled $2.4 million, or 2.1 percent. Excluding acquisitions, revenue would have declined by $14.4 million, or 11.5 percent, versus the same period last year. Approximately $3.4 million of the sales decline, quarter-over-quarter, was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales primarily reflects the slowdown in the global economy, which started in the latter half of 2008 and continued into the third quarter of 2009. In response, many of the Company’s clients continue to delay, or reduce the frequency of, packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Consumer products packaging accounts sales in the third quarter of 2009 were $80.2 million, or 70.7 percent of total sales, as compared to $87.9 million, or 70.1 percent, in the same period of last year, representing a decline of 8.7 percent. Advertising and retail accounts sales of $22.1 million in the third quarter of 2009, or 19.5 percent of total sales, declined 14.0 percent as compared to the same period last year. Entertainment account sales of $8.5 million in the third quarter of 2009, or 7.5 percent of total sales, declined 10.1 percent as compared to the same period last year. In response to adverse economic conditions, many of the Company’s clients continue to maintain reduced levels of advertising, marketing and new product introductions, as compared to the comparable prior year period, and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. No major customers were lost during the quarter.
Gross profit was $45.5 million, or 40.1 percent, of sales in the third quarter of 2009, an increase of $2.3 million, or 5.4 percent, from $43.2 million, or 34.4 percent of sales, in the third quarter of 2008. The increase in gross profit is largely attributable to the cost savings related to the Company’s restructuring efforts.
Operating income increased by $17.7 million, to $17.6 million in the third quarter of 2009 from a $0.1 million operating loss in the third quarter of 2008. The third quarter 2009 operating income percentage was 15.5 percent. The increase in operating income in the third quarter of 2009 compared to the third quarter of 2008 is principally due to lower operating expenses resulting from the Company’s cost reduction initiatives, lower acquisition integration and restructuring expenses and impairment of long-lived assets in the 2009 period compared to the 2008 period. Additionally an indemnity settlement of $5.0 million related to the 2005 acquisition of Seven Worldwide Holdings, Inc. added to the increase. The decrease in selling, general and administrative expenses over the prior period is principally due to a decrease in salaries and related payroll costs associated with the Company’s restructuring efforts and a decrease in professional and consulting fees of $1.1 million related to the Company’s internal control remediation and related matters. In addition, the Company recorded a $0.6 million gain on foreign exchange transactions in the third quarter of 2009 compared to a loss on foreign exchange transactions of $1.9 million in the comparable 2008 period.
In the current quarter, $1.3 million of acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, and other associated costs.
Interest expense in the third quarter of 2009 was $2.9 million compared to $1.6 million in the third quarter of 2008 an increase of $1.3 million, or 77.2 percent. The higher interest expense in the 2009 period reflects an increase in interest costs attributable to the Company’s June 2009 debt amendments. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information.

Income tax expense was at an effective tax rate of 10.5 percent and (313.9) percent for the third quarters of 2009 and 2008, respectively. The increase in the effective rate for 2009 compared to 2008 is primarily due to the discrete period tax adjustments related to the nontaxable indemnity settlement and amended tax return adjustments. The tax rate in the third quarter of 2008 was driven by discrete period tax expense items related to the increase in the reserve for uncertain tax positions and an adjustment to the provision for the current year income tax return filing.
In the third quarter of 2009, the Company recorded net income of $13.3 million, as compared to a net loss of $6.7 million for the same period of 2008.
Other Information
Depreciation and amortization expense was $4.7 million for the third quarter of 2009 as compared to $5.1 million in the third quarter of 2008.
Capital expenditures in the third quarter of 2009 were $1.5 million compared to $4.8 million in the same period of 2008.
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended:

	Nine Months ended		2009 vs. 2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$		%

Net sales	$330,540	$385,289	$(54,749)		(14.2)%
Cost of sales	209,006	252,369	(43,363)		(17.2)%

Gross profit	121,534	132,920	(11,386)		(8.6)%

Selling, general and administrative expenses	97,224	109,578	(12,354)		(11.3)%
Indemnity settlement	(4,986)	—	(4,986)		nm
Acquisition integration and restructuring expenses	3,646	5,116	(1,470)		(28.7)%
Impairment of long-lived assets	136	6,257	(6,121)		(97.8)%

Operating income	25,514	11,969	13,545		nm

Other income (expense):
Interest income	224	201	23		(11.4)%
Interest expense	(6,797)	(5,099)	(1,698)		33.3%

	(6,573)	(4,898)	(1,675)		34.2%

Income before income taxes	18,941	7,071	(11,870)		nm
Income tax provision	3,163	8,711	(5,548)		(63.7)%

Net income (loss)	$15,778	$(1,640)	$17,418		nm

Effective income tax rate	16.7%	nm

Expressed as a percentage of Net Sales:

Gross margin	36.8%	34.5%	230	bpts
Selling, general and administrative expense	29.4%	28.4%	100	bpts
Indemnity settlement	(1.5)%	—	(150	) bpts
Acquisition integration and restructuring expenses	1.1%	1.3%	(20	) bpts
Impairment of long-lived assets	—	1.6%	(160	) bpts
Operating margin	7.7%	3.1%	460	bpts
bpts= basis points
nm = not meaningful

Net sales for the first nine months of 2009 were $330.5 million compared to $385.3 million in the same period of the prior year, a reduction of $54.7 million, or 14.2 percent. Net sales declined, period-over-period, in all operating segments: the North America segment decreased by $42.4 million, or 12.9 percent; the Europe segment decreased by $8.4 million, or 14.7 percent; and the Asia Pacific segment decreased by $1.9 million, or 8.2 percent. Sales contributed by acquisitions for the nine months ended September 30, 2009 compared to the same prior year period totaled $7.4 million, or 2.2 percent. Excluding acquisitions, revenue would have declined by $62.1 million, or 16.1 percent, versus the same period last year. Approximately $17.8 million of the sales decline period-over-period was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The period-over-period decline in sales reflects the slowdown in the US economy, which started in the latter half of 2008 and continued into the first nine months of 2009. Many of the Company’s clients continue to delay packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Consumer products packaging accounts sales in the first nine months of 2009 were $233.8 million, or 70.7 percent of total sales, as compared to $272.7 million, or 70.8 percent, in the same period of last year, representing a decline of 14.3 percent. Advertising and retail accounts sales of $63.8 million in the first nine months of 2009, or 19.3 percent of total sales, declined 18.4 percent as compared to the same period last year. Entertainment account sales of $24.5 million in the first nine months of 2009, or 7.4 percent of total sales, declined 11.2 percent as compared to the same period last year. In response to adverse economic conditions, many of the Company’s clients continue to maintain reduced levels of advertising, marketing and new product introductions, as compared to the comparable prior year period, and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. No major customers were lost during the first nine months of 2009.
Gross profit was $121.5 million, or 36.8 percent of sales, in the first nine months of 2009, a decline of $11.4 million, or 8.6 percent, from $132.9 million, or 34.5 percent of sales, in the first nine months of 2008. The decrease in gross profit is largely attributable to the decrease in sales volume, partially offset by cost savings related to the Company’s restructuring efforts.
Operating income increased by $13.5 million, to $25.5 million in the first nine months of 2009 from $12.0 million in the first nine months of 2008. The operating income percentage was 7.7 percent for the first nine months of 2009 compared to 3.1 percent for the first nine months of 2008. The increase in operating income in the first nine months of 2009 compared to the first nine months of 2008 is principally due to a decrease in selling, general and administrative expenses of $12.4 million, lower acquisition integration and restructuring expenses and impairment of long-lived assets in the 2009 period, as well as an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings, Inc. The decrease in selling, general and administrative expenses over the prior period is principally due to a decrease in salaries and related payroll costs associated with the Company’s restructuring efforts, partially offset by an increase in professional and consulting fees of $1.7 million related to the Company’s internal control remediation and related matters. In addition, the Company recorded a gain of $1.1 million on foreign exchange transactions in the 2009 period compared to a loss on foreign exchange transaction of $1.4 million in the comparable prior year period.
In the first nine months of 2009, $3.6 million of acquisition integration and restructuring expense was recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations. The Company incurred these costs for employee terminations, obligations for future lease payments, and other associated costs.
Interest expense in the first nine months of 2009 was $6.8 million compared to $5.1 million in the first nine months of 2008. The higher interest expense in the 2009 period reflects an increase in interest costs attributable to the Company’s June 2009 debt amendments. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information.
Income tax expense was at an effective tax rate of 16.7 percent and 123.2 percent for the first nine months of 2009 and 2008, respectively. The decrease in the effective tax rate for 2009 compared to 2008 is primarily due to the adjustments referred to for the third quarter 2009. Additionally, the income tax expense for the first nine months of 2008 was affected by the discrete tax items related to the increase in uncertain tax positions, the establishment of the valuation allowance in the United Kingdom and an adjustment to the provision for the income tax return filing.
In the first nine months of 2009, the Company recorded net income of $15.8 million, as compared to net loss of $1.6 million for the same period of 2008.

Other Information
Depreciation and amortization expense was $14.2 million for the first nine months of 2009 as compared to $16.1 million the first nine months of 2008.
Capital expenditures in the first nine months of 2009 were $3.9 million compared to $10.3 million in the same period of 2008.
Segment Information
North America

	Three Months Ended		2009 vs. 2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$98,493	$106,258	$(7,765)	(7.3)%
Acquisition integration and restructuring expenses	$566	$1,153	$(587)	(50.9)%
Impairment of long-lived assets	—	$3,921	$(3,921)	nm
Depreciation and amortization	$2,807	$3,141	$(334)	(10.6)%
Operating income	$18,164	$7,433	$10,731	nm
Operating margin	18.4%	7.0%		11.4%
Capital expenditures	$1,215	$4,037	$(2,822)	(69.9)%
Total assets	$319,722	$358,898	$(39,176)	(10.9)%

nm = not meaningful
Net sales in the third quarter of 2009 for the North America segment were $98.5 million compared to $106.3 million in the same period of the prior year, a reduction of $7.8 million or 7.3 percent. Approximately $0.8 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales reflects the slowdown in the North American economy, which started in the latter half of 2008 and continued into the third quarter of 2009. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Operating income was $18.2 million, or 18.4 percent of sales, in the third quarter of 2009 compared to $7.4 million, or 7.0 percent of sales, in the third quarter of 2008, an increase of $10.7 million. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the second half of 2009.

	Nine Months Ended		2009 vs. 2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$285,722	$328,089	$(42,367)	(12.9)%
Acquisition integration and restructuring expenses	$1,568	$3,042	$(1,474)	(48.5)%
Impairment of long-lived assets	$61	$3,921	$(3,860)	nm
Depreciation and amortization	$8,833	$9,738	$(905)	(9.3)%
Operating income	$38,765	$34,496	$4,269	12.4%
Operating margin	13.6%	10.5%		3.1%
Capital expenditures	$2,976	$6,840	$(3,864)	(56.5)%
Total assets	$319,722	$358,898	$(39,176)	(10.9)%

nm = not meaningful

Net sales in the first nine months of 2009 for the North America segment were $285.7 million compared to $328.1 million in the same period of the prior year, a reduction of $42.4 million or 12.9 percent. Approximately $5.5 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. The period-over-period decline in sales reflects the slowdown in the North American economy, which started in the latter half of 2008 and continued into the second half of 2009. In response to adverse economic conditions, many of the Company’s clients have reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.
Operating income was $38.8 million, or 13.6 percent of sales, in the first nine months of 2009 compared to $34.5 million, or 10.5 percent of sales, in the first nine months of 2008, an increase of $4.3 million, or 12.4 percent. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the second half of 2009.
Europe

	Three Months Ended		2009 vs.2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$16,978	$18,873	$(1,895)	(10.0)%
Acquisition integration and restructuring expenses	$214	$529	$(315)	(59.5)%
Depreciation and amortization	$900	$1,031	$(131)	(12.7)%
Operating income (loss)	$1,022	$(315)	$1,337	nm
Operating margin	6.0%	(1.7)%		7.7%
Capital expenditures	$124	$664	$(540)	(81.3)%
Total assets	$45,081	$72,561	$(27,480)	(37.9)%

nm = not meaningful
Net sales in the Europe segment in the third quarter of 2009 were $17.0 million compared to $18.9 million in the same period of the prior year, a reduction of $1.9 million or 10.0 percent. Sales contributed by acquisitions for the three months ended September 30, 2009 compared to the same period last year totaled $2.4 million or 14.1 percent. Excluding acquisitions, revenues would have declined by $4.3 million or 22.8 percent versus the same period last year. Approximately $2.3 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. As in North America, many of the Company’s European clients have delayed projects, resulting in lower revenues for the Company.
Operating income was $1.0 million, or 6.0 percent of sales, in the third quarter of 2009 compared to an operating loss of $0.3 million or 1.7 percent of sales in the third quarter of 2008, an increase of $1.3 million. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the second half of 2009.

	Nine Months Ended		2009 vs.2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$48,872	$57,307	$(8,435)	(14.7)%
Acquisition integration and restructuring expenses	$1,221	$1,480	$(259)	(17.5)%
Impairment of long-lived assets	$75	—	$75	nm
Depreciation and amortization	$2,316	$1,808	$508	28.1%
Operating income	$2,180	$(158)	$2,338	nm
Operating margin	4.5%	(0.3)%		4.8%
Capital expenditures	$438	$1,710	$(1,272)	(74.4)%
Total assets	$45,081	$72,561	$(27,480)	(37.9)%

nm = not meaningful
Net sales in the Europe segment in the first nine months of 2009 were $48.9 million compared to $57.3 million in the same period of the prior year, a reduction of $8.4 million or 14.7 percent. Sales contributed by acquisitions for the nine months ended September 30, 2009 compared to the same period last year totaled $6.7 million or 13.7 percent. Excluding acquisitions, revenues would have declined by $15.0 million or 26.2 percent versus the same period last year. Approximately $10.9 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. As in North America, many of the Company’s European clients have delayed projects, resulting in lower revenues for the Company.
Operating income was $2.2 million, or 4.5 percent of sales, in the first nine months of 2009 compared to operating loss of $0.2 million, or 0.3 percent of sales, in the first nine months of 2008, an increase of $2.4 million. The increase in operating income is principally due to lower operating costs in the first nine months of 2009.
Asia Pacific

	Three Months Ended		2009 vs. 2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$7,668	$7,996	$(328)	(4.1)%
Acquisition integration and restructuring expenses	$312	$55	$257	nm
Depreciation and amortization	$264	$270	$(6)	2.2%
Operating income	$2,192	$840	$1,352	nm
Operating margin	28.6%	10.5%		18.1%
Capital expenditures	$150	$114	$36	31.6%
Total assets	$20,832	$30,590	$(9,758)	(31.9)%

nm = not meaningful
Net sales in the Asia Pacific segment in the third quarter of 2009 were $7.7 million compared to $8.0 million in the same period of the prior year, a reduction of $0.3 million or 4.1 percent. Approximately $0.2 million of the quarter-over-quarter sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the Company’s foreign subsidiaries. The quarter-over-quarter decline in sales is the result of the worldwide economic slowdown which has affected all segments of the Company’s business.
Operating income was $2.2 million in the third quarter of 2009, or 28.6 percent of sales, as compared to $0.8 million, or 10.5 percent of sales, in the third quarter of 2008, an increase of $1.4 million. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the second half of 2009.

	Nine Months Ended		2009 vs. 2008
	September 30,		Increase (Decrease)
(in thousands)	2009	2008	$	%

Net sales	$20,690	$22,549	$(1,859)	(8.2)%
Acquisition integration and restructuring expenses	$652	$55	$597	nm
Depreciation and amortization	$747	$797	$(50)	6.3%
Operating income	$5,287	$2,629	$2,658	nm
Operating margin	25.6%	11.7%		13.9%
Capital expenditures	$408	$808	$(400)	(49.5)%
Total assets	$20,832	$30,590	$(9,758)	(31.9)%

nm = not meaningful
Net sales in the Asia Pacific segment in the first nine months of 2009 were $20.7 million compared to $22.5 million in the same period of the prior year, a reduction of $1.9 million or 8.2 percent. Sales contributed by acquisitions for the nine months ended September 30, 2009 compared to the same period last year totaled $0.7 million or 3.4 percent. Excluding acquisitions, revenues would have declined by $2.6 million or 11.6 percent versus the same period last year. Approximately $1.4 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the Company’s foreign subsidiaries. The period-over-period decline in sales is the result of the worldwide economic slowdown which has affected all segments of the Company’s business.
Operating income was $5.3 million in the first nine months of 2009, or 25.6 percent of sales, as compared to $2.6 million, or 11.7 percent of sales, in the first nine months of 2008, an increase of $2.7 million. The increase in operating income is principally due to lower operating expenses for the nine months of 2009.
Liquidity and Capital Resources
As of September 30, 2009, the Company had $10.4 million in consolidated cash and cash equivalents, compared to $20.2 million at December 31, 2008. Management believes that the Company has adequate sources of liquidity to meet the Company’s short-term needs. The Company finances its business from available cash, a revolving credit facility and from cash generated from operations. The Company’s revolving credit agreement, as amended, will expire in January 2010 and although management expects that the agreement will be renegotiated, extended, or replaced prior to that date, there can be no assurance that the Company will be successful in timely renegotiating or replacing its revolving credit facility, on commercially reasonable terms or at all, which could have a material adverse effect on its business, financial condition and results of operation. Please see Note 7 — Debt in Part I, Item 1 for further information.
Cash provided by operating activities. Cash provided by operating activities was $41.8 million in the first nine months of 2009 compared to $24.4 million in the first nine months of 2008. The increase in cash provided by operating activities period-over-period reflects the improvement in net income to $15.8 million for the nine months ended September 30, 2009 compared to a net loss of $1.6 million for the first nine months of 2008. In addition, the cash provided by operating activities increased period-over-period as a result of improved working capital management through favorable changes in non-cash current assets and current liabilities in the 2009 period as compared to the 2008 period. The cash provided by operating activities in the 2009 period includes $9.2 million of cash received from an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings, Inc. Of the $9.2 million of cash received, $5.0 million was recorded as income in the third quarter of 2009 and $4.2 million as payment of an outstanding receivable.
Depreciation and intangible asset amortization expense in the first nine months of 2009 was $10.7 million and $3.5 million, respectively, as compared to $13.0 million and $3.1 million, respectively, in the first nine months of the prior year.
Cash provided by (used in) investing activities. Cash provided by investing activities was $0.2 million in the first nine months of 2009 compared to $12.0 million of cash used in investing activities during the comparable 2008 period. The favorable change in cash flow from investing activities in the 2009 period compared to the 2008 period is mainly due to a decrease in capital expenditures and acquisitions period-over-period. In addition, the cash flow from investing activities in the 2009 period reflects proceeds of $4.4 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as “held for sale” at year-end 2008. Capital expenditures were $3.9 million in the first nine months of 2009 compared to $10.3 million in the first nine months of 2008. Cash used in investing activities includes acquisitions in the first nine months of 2009 of $0.4 million compared to $2.9 million in the first nine months of 2008.
Cash used in financing activities. Cash used in financing activities in the first nine months of 2009 was $51.0 million compared to $7.0 million during the first nine months of 2008. The cash used in financing activities in the first nine months of 2009 reflects $45.1 million of net payments on debt compared to $4.4 million of net proceeds from debt in the comparable 2008 period. The debt payments in the 2009 period include $20.0 million of prepayments made by the Company to its lenders in June 2009 pursuant to the June 11, 2009 debt amendments, as well as additional paydowns of its revolving credit facility during the second and third quarters of 2009. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information. The Company used $4.3 million to purchase shares of its common stock during the first nine months of 2009, all of which occurred in the first quarter of 2009, compared to common stock purchases of $9.8 million during the first nine months of 2008. In addition, the Company received proceeds of $0.8 million from the issuance of common stock during the first nine months of 2009 compared to $1.1million in the first nine months of 2008. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan.
Dividends and share repurchases. Dividend payments on common stock were $1.3 million and $2.6 million for the first nine months ended September 30, 2009 and 2008, respectively. In June 2009, the Company executed certain amendments to its debt agreements that, among other things, restrict dividends to a maximum of $0.3 million per quarter. The lenders waived this restriction for the dividend declared in the first quarter of 2009. See “Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements” section below for further information.
In February 2008, the Company’s Board of Directors authorized a share repurchase program to allow for the repurchase of up to two million shares, all of which were purchased by year-end 2008. In December of 2008, this authorization was extended to cover an additional purchase of up to two million shares during 2009. During the first nine months of 2009, the Company paid $4.3 million to purchase 0.5 million shares pursuant to this authorization. However, in accordance with the June 2009 amendments to its revolving credit facility, the Company has discontinued its share repurchase program.
Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.
Current Borrowings
In January 2005, the Company entered into a five year unsecured revolving credit agreement with JPMorgan Chase Bank, N.A. As of September 30, 2009, $29.5 million was outstanding under the agreement. Since the revolving credit facility expires on January 31, 2010, the outstanding balance of $29.5 million is included in Current portion of long-term debt on the Consolidated Balance Sheets as of September 30, 2009. This facility was amended in June 2009. Pursuant to the 2009 amendment, $10.5 million of the outstanding revolving credit balance was paid during June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. The Company also made $35.1 million of net additional principal payments on its revolving credit facility during the second and third quarters of 2009.
In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $7.0 million of the combined principal of the three notes was prepaid during June 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts. The remaining balance of these notes, $43.0 million, is included on the Consolidated Balance Sheets as of September 30, 2009 as follows: $8.6 million is included in Current portion of long-term debt and $34.4 million is included in Long-term debt.
In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15.0 million and Tranche B, for $10.0 million. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $2.5 million of the combined principal of the two notes was prepaid during June, 2009, with the payments being applied on a prorata basis to reduce the future scheduled payments. The remaining balance of the of the 2003 Private Placement notes, $15.4 million, is included on the Consolidated Balance Sheets as of September 30, 2009 as follows: $3.1 million is included in Current portion of long-term debt and $12.3 million is included in Long-term debt.
In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit line at September 30, 2009.
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
Third Quarter 2009 Financing Activity
During the third quarter of 2009, the Company made $23.7 million of additional net principal payments of its revolving credit facility, using cash generated from operations. There were no scheduled payments during the third quarter for any of the Company’s Private Placement notes.
Off-balance sheet arrangements and contractual obligations
The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
There have been no material changes in the Company’s minimum debt, lease and other material noncancelable commitments from those reported in the Company’s Form 10-K for the year ended December 31, 2008, except as follows:

The table below shows the change in the Company’s contractual obligations related to uncertain tax positions from December 31, 2008 to September 30, 2009.

		Less Than	One to Three
(in thousands)	Total	One Year	Years

Uncertain tax positions — December 31, 2008	$9,249	$1,906	$7,343
Uncertain tax positions — September 30, 2009	14,836	7,569	7,267

Increase (decrease)	$5,587	$5,663	$(76)

The change in the Company’s uncertain tax positions was primarily due to the establishment of new reserves during the nine months ended September 30, 2009.
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
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission (SEC), and to process, summarize and report this information within the time periods specified in the rules of the SEC. An evaluation of the Company’s disclosure controls and procedures was conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, as of the end of the period covered by this report. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on such evaluations, that our disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period, because of the following material weaknesses in our internal control over financial reporting, which are more fully described in Item 9A(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein, which have not been remediated as of September 30, 2009:

•	Revenue recognition

•	Work-in-process inventory

•	Entity-level controls
(b) Changes in Internal Control Over Financial Reporting
The Company is taking corrective actions to remediate the material weaknesses listed above, including remediation actions described in Item 9A(d) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated by reference herein. By their nature, such actions require a period of time to implement and become fully effective. The following are specific corrective actions that occurred during the third quarter of fiscal 2009 related to the material weaknesses described above.
•	Conducted formal follow-up training with employees worldwide on revenue recognition.

•	Strengthened internal testing processes for evaluating compliance with revenue recognition requirements.

•	Implemented a formal policy addressing accounting for inventory.

•	Documented and implemented more formal and streamlined processes and controls over accounting for work-in-process inventory.

•	Further enhanced in-depth management analysis and analytical reviews of operating unit financial results.
Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Purchases of Equity Securities by the Company
In December of 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock during 2009. During the first quarter of 2009, the Company repurchased 488,700 shares, before discontinuing the share repurchase program in March 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the nine months ended September 30, 2009. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
The following table summarizes the shares repurchased by the Company during the nine months ended September 30, 2009:

(amounts in thousands, except per share amounts)

	Total No.	Avg. Price	No. Shares Purchased	Maximum No. of Shares
	Shares	Paid Per	As Part of Publicly	That May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program

1/1 — 1/31	199	$9.47	199	NA
2/1 — 2/28	190	$8.41	190	NA
3/1 — 3/31	100	$7.82	100	NA
4/1 — 6/30	—	—	—	—
7/1 — 9/30	—	—	—	—

Total	489	$8.72	489

Item 4.	Submission of Matters to a Vote of Security Holders
On July 14, 2009, the Company held its annual stockholders’ meeting. There were 24,934,274 shares of class A common stock outstanding entitled to vote, and a total of 20,592,968 (82.59%) were represented at the meeting in person or by proxy.
The following summarizes vote results of proposals submitted to the stockholders:
Proposal 1. Election of Directors:

	Votes	Votes
Nominee	For	Withheld

Clarence W Schawk	16,568,569	4,024,399
David A. Schawk	18,240,829	2,352,139
A. Alex Sarkisian, Esq.	17,792,746	2,800,221
Leonard S. Caronia	20,428,269	164,699
Judith W. McCue, Esq.	17,091,769	3,501,199
Hollis W. Rademacher	17,715,232	2,877,736
John T. McEnroe, Esq.	16,457,577	4,135,391
Michael G. O’Rourke	17,715,368	2,877,600
Stanley N. Logan	17,714,936	2,878,032

Item 6.	Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incoporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2009.
Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher

John B. Toher
Vice President and
Corporate Controller
Mr. Toher is signing this report as both a duly authorized officer and as the principal accounting officer.