Form 10-K
period 2009-12-31
SCHAWK INC
filed 2010-03-15
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09335

SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	66-0323724 (I.R.S. Employer Identification No.)
1695 South River Road Des Plaines, Illinois (Address of principal executive office)	60018 (Zip Code)

847-827-9494
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.008 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company: See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2009 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $62,813,000.

The number of shares of the Registrant’s Common Stock outstanding as of March 10, 2010 was 25,261,181.

SCHAWK, INC

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

DECEMBER 31, 2009

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

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 150 locations in 14 countries across North America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

The Company believes that it is positioned to deliver its offering in a category that is unique to its competition. This category, brand point management, reflects Schawk’s ability to provide integrated strategic, creative and executional services globally across the four primary points in which its clients’ brands touch consumers: at home, on the go, at the store and on the shelf. “At Home” includes brand touchpoints such as direct mail, catalogs, advertising, circulars, and the internet. “On the Go,” includes brand touchpoints such as outdoor advertising, mobile/cellular, and the internet. “In the Store” includes brand touchpoints such as point-of-sale displays, in-store merchandising and interactive displays. “On the Shelf” focuses on packaging as a key brand touchpoint.

The Company’s strategic services are delivered primarily through its branding and design capabilities, performed under its Anthem Worldwide (“Anthem”) brand. These services include brand analysis and articulation, design strategy and design. These services help clients revitalize existing brands and bring new products to market that respond to changing consumer desires and trends. Anthem’s services also help certain retailers optimize their brand portfolios, helping them create fewer, smarter and potentially more profitable brands. The impact of changes to design and brand strategy can potentially exert a significant impact on a company’s brand, category, market share, equity and sales. Strategic services also represent some of Schawk’s highest value, highest margin services.

The Company’s creative services are delivered through Anthem and through various sub-specialty capabilities whose services include digital photography, 3D imaging, creative retouching, CGI (Computer Generated Images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), interactive media and large-format printing. These services support the creation, adaptation and maintenance of brand imagery used across brand touchpoints — including packaging, advertising, marketing and sales promotion materials — offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of clients’ original intellectual property, present a high-margin growth opportunity for Schawk.

The Company’s executional services are delivered primarily through its legacy premedia business, which at this time continues to account for the most significant portion of its revenues. Premedia products such as color proofs, production artwork, digital files and flexographic, lithographic and gravure image carriers are supported by color management and print management services that the Company believes provides a vital interface between the creative design and production processes. The Company believes this ensures the production of consistent, high quality brand/graphic images on a global scale at the speed required by clients to remain competitive in today’s markets on global, regional and local scales. Increasingly, the Company has been offering executional services in the growing digital space, in order to meet growing client demand to market their brands on the internet and via mobile and interactive technologies. Additionally, the Company’s graphic lifecycle content management software and services facilitates the organization, management, application and re-use of proprietary brand assets. The Company believes that products such as BLUEtm confer the benefits of brand consistency, accuracy and speed to market for its clients.

As the only truly global supplier of integrated strategic, creative and executional graphics capabilities, Schawk helps clients meet their growing need for consistency across brand touchpoints from a single coordinated contact. A high level of consistency can impact clients’ businesses in potentially significant ways such as retention and growth of the equity in their brands and improved consumer recognition, familiarity and affinity. The latter has the potential to help clients improve sales and market share of their brands. Additionally, through its global systems, the Company provides processes that reduce opportunities for third parties to counterfeit its clients’ brands in developing regions. The Company also believes that its integrated and comprehensive capabilities provide clients with the potential for long-term cost-reductions across their graphic workflows.

The Company’s clients currently include more than 20 of the Fortune 100 companies and more than 60 of the Fortune 500 companies. These clients select Schawk for its comprehensive brand point management services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes its clients are increasingly choosing to outsource their graphic and creative services needs to it for a variety of reasons, including its:

•	ability to service our clients’ graphic requirements throughout the world;

•	rapid turnaround and delivery times;

•	comprehensive, up-to-date knowledge of the print specifications and capabilities of converters and printers located throughout the world;

•	high quality design and creative capabilities with integrated production art expertise;

•	consistent reproduction of brand equity across multiple packaging and promotional media;

•	digital imaging asset management; and

•	efficient workflow management resulting in globally competitive overall cost to the client.

The Company also sees evidence that many consumer products manufacturers are continuing to outsource what they believe are “non-core competencies”. These non-core competencies include those functions that are outside the competency of creating and manufacturing the products they sell. This would include the type of services that Schawk offers.

In January 2005, the Company acquired one of its largest competitors, Seven Worldwide, Inc. (“Seven”) (formerly Applied Graphics Technologies, Inc.) and purchased the business of Winnetts from Weir Holdings, Inc. in December 2004. In February 2006, the Company sold certain operations, including substantially all of the prepress services business being provided through its Book and Publishing operations, most of which were acquired as part of the Seven acquisition in 2005.

Effective July 1, 2009, the Company restructured its operations on a geographic basis, in three operating segments: North America, Europe and Asia Pacific. This organization reflects a change in the management reporting structure that was implemented during the third quarter of 2009. Accordingly, all previously reported amounts have been reclassified to conform to the current-period presentation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Information” for financial information about the Company’s segments.

The Company’s North America reportable segment includes all of the Company’s operations located in North America, including its Canadian and Mexican operations, its U.S. branding and design capabilities and its U.S. digital solutions business which were previously reported in the Other reporting segment. North America is the dominant segment with 86 percent of consolidated revenues as of December 31, 2009. The Company’s Europe reportable segment includes all operations in Europe, including its European branding and design capabilities and its digital solutions business in London which were previously reported in the Other reporting segment. The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities, which were previously reported in the Other reporting segment.

At December 31, 2008, the Company’s operations were reported in three segments for financial reporting purposes: United States and Mexico, Europe and Other. The Other segment consisted of the Asia and Canada businesses, the Company’s Anthem Worldwide creative design business and the Company’s enterprise products business — Schawk Digital Solutions.

Graphic Services Industry

Industry services.  The Company’s principal industry, premedia graphic services, includes the tasks involved in creating, manipulating and preparing tangible images and text for reproduction to exact specifications for a variety of media, including packaging for consumer products, point-of-sale displays, other promotional and/or advertising materials, and the internet. Packaging for consumer products encompasses folding cartons, boxes, trays, bags, pouches, cans, containers, packaging labels and wraps. Graphic services do not entail the actual printing or production of such packaging materials, but rather include the various preparatory steps such as art production, color separation and plate manufacturing services. While graphic services represent a relatively small percentage of overall product packaging and promotion costs, the visual impact and effectiveness of product packaging and promotions are largely dependent upon the quality of graphic imaging work.

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

Graphic services for consumer product packaging, whether it is an over-the-counter product on drug store shelves, a private label product on grocery store shelves, or a national food or beverage brand on discount retailers’ shelves, present specific challenges. Packaging requirements for consumer products are complex and demanding due to variations in package materials, shapes, sizes, substrates, custom colors, storage conditions, expanding regulatory requirements and marketing objectives. An ever-increasing number of stock-keeping units, or SKUs, compete for shelf space and market share, making product differentiation essential to our clients. In recent years consumer products companies have redirected significant portions of their marketing budgets toward package design and point-of-sale media as they recognize the power of point-of-sale marketing on consumer buying behavior. Because premedia services represent only a small portion (estimated to be less than 10 percent) of the overall cost of consumer products packaging, changes in package design have only a modest impact on overall costs. Recognizing this high benefit/low cost relationship and the continuous need to differentiate their offerings, consumer products companies change package designs frequently as part of their core marketing strategy.

Factors driving increased demand for our brand point management services.  Rapidly changing consumer tastes, shifting marketing budgets, the need for product differentiation, changing regulatory requirements, the relative cost-effectiveness of packaging redesign and other factors continue to drive increases in the volume and frequency of package design modifications. These factors, along with the related changes in advertising and promotional materials, has resulted in significantly increased demand for the services Schawk provides. Additionally, the trend among progressive grocery retailers to develop private label brands, activate them in the marketplace and optimize their brand portfolios is favorable to Schawk. As grocery retailers become more sophisticated marketers, the Company believes they are increasingly recognizing the benefit of Schawk’s brand point management offering.

Our Services

Schawk’s offerings include strategic, creative and executional services related to three core competencies: graphic services, brand strategy and design, and software. Graphic services and brand strategy and design represented approximately 98 percent of the Company’s revenues in 2009, with software sales representing the remaining 2 percent.

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

Brand strategy and design.  Under the Anthem brand, the Company offers brand consulting and creative design for packaging applications to consumer products companies, food and beverage retailers and mass merchandisers. Anthem consists of leading creative design firms acquired since 1998 in Toronto, San Francisco, Cincinnati, Sydney, London, York, England, Melbourne and Hilversum, the Netherlands, as well as start-ups in Chicago, New Jersey, New York, and Singapore.

Software.  Services that help differentiate Schawk from its competitors are its software products that include graphic lifecycle content management systems that are comprised of digital asset management, workflow management, online proofing and intelligence performance management modules. These products are supported by services that include implementation, on-site management, validation for highly regulated environments, and support and training. Schawk offers these products and services through its digital solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies, pharmaceutical/life sciences companies and retail companies. In 2009, Schawk Digital Solutions launched and successfully implemented for several clients an innovative Copy Management System that serves as a “single source of truth” for all copy and automates its placement on packaging mechanicals, simplifying complex workflows, improving time to market and reducing the risks that incorrect labeling presents to its clients. Through its integrated software solution, BLUEtm, Schawk Digital Solutions works with clients to organize their digital assets, streamline their internal workflow, improve efficiency, reduce waste, and help clients meet the requirements of regulatory bodies globally. The improved speed to market allows consumer products companies to increase the number of promotions without increasing costs. Schawk’s software products are supported with managed services, asset optimization, implementation and support and training for clients.

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

Summary financial information for continuing operations by significant geographic area is contained in Note 18 — Segment and Geographic Reporting to the Company’s consolidated financial statements.

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

The Company has direct client relationships.  While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with its clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2009, the Company had more than 100 sites at or near client locations staffed by approximately 335 Schawk employees. The Company’s direct client relationships enable it to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

The Company has a comprehensive service offering.  The Company provides its clients with a comprehensive offering of integrated strategic, creative and executional services. The Company has built upon its core premedia services by acquiring and integrating high value/high margin services such as brand strategy and design, creative services and workflow management software and services. In addition to generating more revenue, the increased breadth of its service offering enables it to manage the premedia graphic process, from design and image creation to media fulfillment. This results in quicker, more consistent and cost-effective solutions for its clients that enables them to undertake more product introductions or existing packaging alterations without exceeding their budgets.

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

The Company generates strong cash flow.  The Company has a history of generating strong cash flow through profitable growth in operating performance and a strong financial discipline. The Company has been able to manage its costs efficiently, address prevailing market conditions and avoid dependence on revenue growth to maintain or increase profitability. Also, historically, the Company has had only a modest need for maintenance capital investment. The Company believes that these factors should enable it to continue to generate strong cash flow.

Strategy

The Company seeks to enhance its leadership position in the graphic services industry. Its strategies to realize this objective include:

Capitalizing on our enhanced platform.  The Company seeks to capitalize on the breadth of its services and its global presence. The Company’s dedicated business development team emphasizes the ability to tailor integrated solutions on a global scale to meet its clients’ specific needs. Its total brand point management approach yields new opportunities by expanding service offerings to existing clients and winning global representation of clients previously using its services only in a single market. This strategy is expected to drive additional organic growth in the future.

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

Pursuing acquisitions opportunistically.  Where opportunities arise and in response to client needs, Schawk seeks strategic acquisitions of selected businesses to broaden its service offerings, enhance its client base or build a new market presence. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which the Company operates. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources,” the Company’s current credit facility, renegotiated in January 2010, contains covenants that may limit its ability to make significant acquisitions.

Acquisitions

Since 1965, the Company has integrated approximately 57 graphic imaging, creative and design businesses into its operations, ranging in size from $2 million to $370 million in revenue. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client services or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets.

The Company’s acquisition of Winnetts and Seven in 2005 increased its ability to meet and adapt to clients’ needs and industry trends by:

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

The Seven and Winnetts acquisitions also increased the amount of business the Company does for the world’s largest consumer products companies, particularly for the non-U.S. divisions of our existing clients. As a result of these and subsequent acquisitions, the Company maintains the necessary geographic reach and range of service offerings to succeed in meeting its clients’ imaging and branding needs on a global basis. The Company believes it is the only brand image solutions company positioned to offer such a breadth of services on a global scale. The Company’s recent acquisitions are noted below:

•	Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm, which has historically done business as DJPA. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom.

•	On May 31, 2008, the Company acquired Marque Brand Consultants Pty Ltd, an Australian-based brand strategy and creative design firm that provides services to consumer product companies.

•	On September 1, 2007, the Company acquired Protopak Innovations, Inc., a Toronto, Canada company that produces prototypes and samples for the packaging industry.

•	On August 1, 2007, the Company acquired Perks Design Partners Pty Ltd., an Australia-based brand strategy and creative design firm that provides services to consumer products companies.

•	On August 1, 2007, the Company acquired the remaining 10 percent of the outstanding stock of Schawk India, Ltd. from the minority shareholders. The Company had previously acquired 50 percent of a company currently known as Schawk India, Ltd. in February 2005 as part of its acquisition of Seven Worldwide, Inc. On July 1, 2006, the Company increased its ownership of Schawk India, Ltd. to 90 percent. Schawk India, Ltd. provides artwork management, premedia and print management services.

•	On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer product companies. The operations of Benchmark have been combined with those of Anthem Cincinnati.

•	In July 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati.

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources,” the Company’s current credit facility contains covenants that may limit its ability to make acquisitions.

Marketing and Distribution

The Company markets its services nationally and internationally through its website, social media, media engagement and highly focused marketing programs, targeted at existing and potential clients. The Company sells its services through a group of approximately 200 direct salespersons who call on consumer products manufacturers, including those in the food and beverage, home products, pharmaceutical and cosmetics industries and mass merchant retailers. The Company’s salespersons, business development group and client service technicians share responsibility for marketing its offerings to existing and potential clients, thereby fostering long-term institutional relationships with our clients.

Clients

The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers of food, beverage, non-food and beverage and pharmaceutical products, groceries, pharmacies, department and mass merchant retailers, converters and advertising agencies. Many of its clients, a number of whom are Fortune 1000 companies, have global operations and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled it to establish closer and more stable relationships with these clients. Converters have worked closely with the Company to reduce required lead-time, thereby lowering their costs. End-use clients often select and use Schawk to ensure better control of their packaging or other needs and depend on Schawk to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. Schawk has established more than 100 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop our on-site services.

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

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. In both 2008 and 2009, its largest client accounted for approximately 9 percent of the Company’s total revenues and the 10 largest clients in the aggregate accounted for 41 percent of revenues for both periods.

Competition

The Company’s competition comes primarily from other graphic service providers and converters and printers that have graphic service capabilities. The Company believes that converters and printers serve approximately one-half of its target market, and the other one-half is served by independent graphic service providers. Independent graphic service providers are companies whose business is performing graphic services for one or more of the principal printing processes. Since the acquisition of Seven, the Company believes that only three firms — Southern Graphics Systems, Matthews International Corporation and Vertis Communications — compete with it on a national or international basis in certain markets. The remaining independent graphic service providers are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and capitalize on state-of-the-art technology and contend with the increasing demands for speed.

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

Research and Development

The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for a variety of purposes including, but not limited to, speed. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. BLUEtm and Schawk 3-D imaging capabilities are examples of Schawk’s commitment to research and development.

As an integral part of our commitment to research and development, the Company supports its internal Schawk Technical Advisory Board, as it researches and evaluates new technologies in the graphic arts and telecommunications industries. This board meets quarterly to review new equipment and programs, and then disseminates the information to the entire Company and to clients as appropriate.

Employees

As of December 31, 2009, Schawk had approximately 3,100 employees worldwide. Of this number, approximately 12 percent are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The percentage of employees covered by union contracts that expire within one year is approximately 7 percent. The Company’s union employees are vital to its operations. Schawk considers its relationships with its employees and unions to be good.

Backlog

The Company does not maintain backlog figures as the rapid turn-around requirements of its clients result in little backlog. Basic graphic service projects are generally in and out of its facilities in five to seven days. More complex projects and orders are generally in and out of its facilities within two to four weeks. Approximately one-half of total revenues are derived from clients with whom the Company has entered into agreements that generally have terms of between one year and five years in duration. With respect to revenues from clients that are not under contract, Schawk maintains client relationships by delivering timely graphic services, providing technology enhancements to make the process more efficient and bringing extensive experience with and knowledge of printers and converters.

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

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, paper, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2009, materials and supplies accounted for $22 million or approximately 7.8 percent of the Company’s cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already small percentage of cost of sales attributable to material costs will continue to decrease. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents.  The trademarks “Schawk!” “Schawk,” “Schawk Digital Solutions,” “Anthem!,” “Anthem Worldwide,” “PaRTS,” “BLUE,” “BLUE DNA,” “ENVISION,” “MPX,” “MEDIALINK,” “MEDIALINK STUDIO,” “RPM (Retail Performance Manager),” “CPM (Campaign Performance Manager),” “BRANDSQUARE,” “AGT,” “APPLIED GRAPHICS TECHNOLOGIES,” and the trade names “Ambrosi,” “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,”, “Anthem Cincinnati,” “Anthem York,” “Schawkgraphics,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk India,” “Schawk Japan,” “Schawk Australia,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk Los Angeles,” “Schawk San Francisco,” “Schawk UK Limited,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto”, “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Laserscan,” “Protopak,” “Seven,” “DJPA”, “Schawk Retail Marketing,” and “Winnetts” are the most significant trademarks and trade names used by the Company or its subsidiaries.

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

The Company’s operating results may be adversely affected by issues that affect its clients’ spending decisions during periods of economic weakness or uncertainty.

The Company’s revenues are derived from many clients in a variety of industries and businesses, some of whose product introduction, marketing and advertising spending levels can be subject to significant reductions based on changes in, among other things, general economic conditions. Schawk’s operating results may reflect its clients’ order patterns and its business is sensitive to the effects of economic downturns or decreased business and consumer spending on its clients’ businesses. In addition, because the Company conducts its operations in a variety of markets, it is subject to economic conditions in each of these markets. Accordingly, general economic downturns or localized downturns in markets where the Company has operations or other circumstances that result in reductions in its clients’ investment in product introduction and innovation or marketing and advertising budgets can negatively impact the Company’s sales volume and revenues, its margins and its ability to respond to competition or to take advantage of business opportunities.

Prolonged deterioration, weakness or uncertainty in global economic conditions and in the credit and capital markets and weak consumer and business confidence has and could continue to significantly impact the overall demand for Schawk’s services. As clients come under increasing pressures or continue to operate in a weak or uncertain economic environment, it may result in, among other consequences, a further reduction in spending on the services that the Company provides, which could have a material adverse effect on its operating cash flows, financial condition or results of operations.

The Company is subject to unpredictable order flows.

Although approximately one-half of the Company’s revenues are derived from clients with whom the Company has contractual agreements ranging from one to five years in duration, individual assignments from clients are on an “as needed”, project-by-project basis. The contractual agreements do not require minimum volumes, therefore, depending on the level of activity with its clients, the Company can experience unpredictable order flows. While technological advances have enabled Schawk to shorten considerably its production cycle to meet its clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from its clients of upcoming projects or the cancellation or postponement of anticipated projects. Although the Company has established long-standing relationships with many of its clients and believes its reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future and will remain susceptible to unexpected fluctuations in client spending.

The Company operates in a highly competitive industry.

The Company competes with other providers of graphic imaging and creative services. The market for such services is highly fragmented, with several national and many regional participants in the United States as well as in foreign countries in which it operates. The Company faces, and will continue to face, competition in its business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than the Company. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies also may create lower barriers to entry that may allow other firms to provide competing services.

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

The Company may not realize expected benefits from its technology enhancement, cost reduction and capacity utilization initiatives.

In order to improve the efficiency of its operations, Schawk implemented certain technology enhancement, cost reduction and capacity utilization activities in 2008 and 2009, including workforce reductions and work site realignment, and has plans to continue these or similar actions throughout 2010 in order to achieve certain cost savings and to strategically realign its resources. The Company cannot assure you that it will realize the expected cost savings or improve its operating performance as a result of its past, current and future cost reduction activities and technology enhancement initiatives. It also cannot assure you that its cost reduction activities will not adversely affect its ability to retain key employees, the significant loss of whom could adversely affect its operating results. Further, as a result of its cost reduction activities, the Company may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in its markets and in the level of demand for its services.

The Company may encounter difficulties arising from future acquisitions or consolidation efforts, which may adversely impact its business.

The Company has a history of making acquisitions and, over the past several years, has invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including:

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

There is no assurance that the Company will realize the expected benefits from any future acquisitions or that its existing operations will not be harmed as a result of any such acquisitions. In addition, the cost of unsuccessful acquisition efforts could adversely affect its financial performance. The Company has undertaken consolidation efforts in the past in connection with its acquisitions, and in connection with any future acquisitions, the Company will likely undertake consolidation plans to eliminate duplicate facilities and to otherwise improve operating efficiencies. Any future consolidation efforts may divert the attention of management, disrupt the Company’s ordinary operations or those of its subsidiaries, result in charges and additional costs or otherwise adversely affect the Company’s financial performance.

Future acquisitions or organic growth also may place a strain on the Company’s financial and other resources. In order to manage future growth of its client services staff, Schawk will need to continue to improve its operational, financial and other internal systems. If the Company’s management is unable to manage growth effectively and revenues do not increase sufficiently to cover its increased expenses, the Company’s results of operations could be adversely affected.

The Company is dependent on certain key clients.

In both 2009 and 2008, the Company’s ten largest clients accounted for approximately 41 percent of its revenues and approximately 9 percent of total revenues came from the Company’s largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to such client’s purchasing patterns, which, with respect to the Company’s consumer product company clients, may be driven by increases or decreases in their level of investment in brand enhancements and product introductions. Any termination of a business relationship with, or a significant sustained reduction in business received from, any of the Company’s principal clients for any reason could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

If the Company fails to maintain an effective system of disclosure and internal controls, it may not be able to accurately report its financial results and may incur substantial costs related to remediation of its internal controls.

The Company reported certain material weaknesses in internal control in connection with its assessment of the effectiveness of its internal controls as of December 31, 2008 and December 31, 2007, which have since been remediated. Additionally, in March 2008, it announced that a material charge for impairment of goodwill associated with one of the Company’s Canadian operating units should have been recorded as of December 31, 2002. As a result of accounting errors previously identified, the Company restated its 2006 and 2005 financial statements in its Form 10-K for the year ended December 31, 2007 and restated its consolidated balance sheet at December 31, 2007. If the Company were to determine that its previous material weaknesses were not properly rectified or fails to maintain the effectiveness of its internal controls, its operating results could be harmed and could result in further material misstatements in its financial statements. Inferior controls and procedures or the identification of additional accounting errors could cause the Company’s investors to lose confidence in its internal controls and in its reported financial information, which, among other things, could have a negative impact on the trading price of the Company’s stock, and subject the Company to increased regulatory scrutiny and a higher risk of stockholder litigation.

Additionally, the Company has incurred significant costs and may incur substantial costs in the future in connection with remediation of its internal control weaknesses and ongoing enhancements to its internal controls, which also has diverted a significant amount of attention from its management that otherwise could have been directed toward operations. There can be no assurances that it will not discover additional instances of significant deficiencies or material weaknesses in its internal controls and operations, which could have a further adverse effect on its financial results.

The Company’s operating results fluctuate from quarter to quarter, which may cause the value of its stock to decline.

The Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of the Company’s control, including:

•	timing of the completion of particular projects or orders;

•	material reduction, postponement or cancellation of major projects, or the loss of a major client;

•	timing and amount of new business;

•	differences in order flows;

•	sensitivity to the effects of changing economic conditions on its clients’ businesses;

•	the strength of the consumer products industry;

•	the relative mix of different types of work with differing margins;

•	costs relating to expansion or reduction of operations, including costs to integrate current and any future acquisitions;

•	changes in interest costs, foreign currency exchange rates and tax rates; and

•	costs associated with compliance with legal and regulatory requirements.

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

As further described under Item 3 — “Legal Proceedings,” in March 2009 the Company was advised by the Staff of the SEC that the SEC had commenced a formal investigation arising out of the Company’s April 2008 restatement of its financial results for 2005, 2006 and the first three quarters of 2007. The Company has incurred professional fees and other costs in responding to the SEC’s earlier informal inquiry and presently ongoing formal inquiry and expects to continue to incur professional fees and other costs in the future, which may be significant, until resolved.

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

The Company has recorded a significant amount of goodwill and other identifiable intangible assets, primarily customer relationships. Goodwill and other identifiable intangible assets were approximately $225 million as of December 31, 2009, or approximately 54 percent of total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $188 million as of December 31, 2009, or 45 percent of total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with the Intangibles — Goodwill and Other Topic of the Codification (ASC 350), are reviewed at least annually for impairment. For the fiscal year ended December 31, 2008, the Company recorded $48.0 million of impairment charges related to goodwill. Future events may occur that could adversely affect the value of the Company’s assets and require additional impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in the Company’s market capitalization due to a decline in the trading price of the Company’s common stock. Circumstances and conditions that gave rise to charges in 2008 could occur again in the future, which may create a need to record additional impairment adjustments that could have a material adverse affect on the Company’s financial results.

Currency exchange rate fluctuations could have an adverse effect on the Company’s revenue, cash flows and financial results.

For the fiscal year ended December 31, 2009, consolidated net sales from operations outside the United States were approximately $137 million, which represented approximately 28 percent of consolidated net sales. Because the Company conducts a significant portion of its business outside the United States, it faces exposure to adverse movements in foreign currency exchange rates. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, changes in monetary or trade policies and unexpected changes in regulatory environments.

Fluctuations in currency exchange rates may affect the Company’s operating performance by impacting revenues and expenses outside of the United States due to fluctuations in currencies other than the U.S. dollar or where the Company translates into U.S. dollars for financial reporting purposes the assets and liabilities of its foreign operations conducted in local currencies. A weakened U.S. dollar will increase the cost of local operating expenses to the extent that the Company must purchase components in foreign currencies, while an increase in the value of the dollar could increase the real cost to its clients outside the United States where the Company sells services in U.S. dollars. Accordingly, the Company’s financial results could ultimately be materially adversely affected by fluctuations in foreign currency exchange rates.

The Company’s foreign operations are subject to political, investment, currency, regulatory and other risks that could hinder it from transferring funds out of a foreign country, delay its debt service payments, cause its operating costs to increase and adversely affect its results of operations.

The Company’s foreign operations have expanded significantly as a result of its acquisition of Winnetts in December 2004 and its acquisition of Seven in January 2005. The Company presently operates in fourteen countries in North America, Europe and Asia and intends to continue expanding its global operations. As a result, the Company is subject to various risks associated with operating in foreign countries, such as:

•	local economic and market conditions;

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	adverse or unexpected changes in government policies and regulations;

•	imposition of limitations on conversions of foreign currencies into U. S. dollars or remittance of dividends and other payments by foreign subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	rapidly rising inflation in certain foreign countries; and

•	impositions or increase of investment and other restrictions or requirements by foreign governments.

These and other risks could disrupt the Company’s operations or force it to incur unanticipated costs and have an adverse effect on its ability to make payments on its debt obligations.

Certain Schawk family members and affiliated trusts collectively own a significant interest in the Company and may collectively exercise their control in a manner that may be adverse to your interests.

Certain members of the Schawk family and certain Schawk family trusts collectively control a majority of the outstanding voting power of the Company. Therefore, the Schawk family has the power in most cases to determine the outcome of any matter that is required to be submitted to stockholders for approval, including the election of all the Company’s directors. Clarence W. Schawk and David A. Schawk, members of the Schawk family, also serve on the board of directors of the Company. Accordingly, it is possible that members of the Schawk family could influence or exercise their control over the Company in a manner that may be adverse to your interests.

In addition, as a result of the Schawk family’s controlling interest, as permitted under the corporate governance rules of the New York Stock Exchange (“NYSE”), the Company has elected “controlled company” status under those rules. As a controlled company, the Company may rely on exemptions from certain NYSE corporate governance requirements that otherwise would be applicable to a NYSE-listed company, including the requirements that (1) a majority of the board of directors consist of independent directors and (2) the Company have a separate nominating and corporate governance committee and a separate compensation committee, in each case composed entirely of independent directors and operating pursuant to written charters. The Company has relied on the controlled company exemption in the past and intends to continue to rely on it in the future. As a result, although the Company is listed on the NYSE, stockholders may not realize the benefits from the requirements and protections that these corporate governance rules impose on the significant number of NYSE-listed companies that do not operate under the controlled company exemption.

The Company is subject to debt covenants under its debt arrangements that may restrict its operational flexibility and limit the Company’s ability to take advantage of opportunities for growth.

As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the Company’s current credit facility, as well as its outstanding senior notes, contain covenants that limit the extent to which it may, among other things, incur additional indebtedness, make capital expenditures, grant liens on its assets, increase dividends being paid on its common stock, repurchase its outstanding shares and make other restricted payments, sell its assets, make acquisitions or enter into consolidations or mergers. The credit facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests. These ratios, tests and covenants could restrict the Company’s business plans or limit or prohibit its ability to take actions that the Company believes would be beneficial to the Company and its stockholders, including making significant acquisitions as opportunities arise. Additionally, these ratios, tests and covenants could place Schawk at a competitive disadvantage to its competitors who may not be subject to similar restrictions and could limit the Company’s ability to plan for or react to changes in industry and market conditions.

In the event the Company fails to comply with the debt covenants under its debt arrangements, it may not be able to obtain the necessary amendments or waivers, and its lenders could accelerate the payment of all outstanding amounts due under those arrangements.

The Company’s ability to meet the financial ratios and tests contained in its credit facility, its senior notes and other debt arrangements, and otherwise comply with debt covenants may be affected by various events, including those that may be beyond the Company’s control. Accordingly, it may not be able to continue to meet those ratios, tests and covenants. A significant breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under the Company’s debt arrangements, which would allow its lenders to declare all amounts outstanding to be immediately due and payable. If the lenders were to accelerate the payment of the Company’s indebtedness, its assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, as a result of any breach and during any cure period or negotiations to resolve a breach or expected breach, the Company’s lenders may refuse to make further loans, which would materially affect its liquidity and results of operations.

In the event the Company were to fall out of compliance with one or more of its debt covenants in the future, it may not be successful in amending its debt arrangements or obtaining waivers for any such non-compliance. Even if it is successful in entering into an amendment or waiver, the Company could incur substantial costs in doing so, its borrowing costs could increase, and it may be subject to more restrictive covenants than the covenants under its existing amended debt arrangements. It is possible that any amendments to the Company’s credit facility or any restructured credit facility could impose covenants and financial ratios more restrictive than under its current facilities, and it may not be able to maintain compliance with those more restrictive covenants and financial ratios. In that event, the Company would need to seek another amendment to, or a refinancing of, its debt arrangements. Any of the foregoing events could have a material adverse impact on the Company’s business and results of operations, and there can be no assurance that it would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.

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

Work stoppages and other labor relations matters, such as multi-employer pension withdrawal obligations, may make it substantially more difficult or expensive for the Company to produce its products and services, which could result in decreased sales or increased costs, either of which would negatively impact the Company’s financial condition and results of operations.

The Company is subject to risk of work stoppages and other labor relations matters, as approximately 12 percent of its employees worldwide are unionized. A prolonged work stoppage or strike at any one of Schawk’s principal facilities could have a negative impact on its business, financial condition or results of operations. Also, periodic renegotiation of labor contracts may result in increased costs or charges to the Company. In addition, future decisions by the Company to reduce or terminate participation in multi-employer pension plans at any of its participating facilities may trigger additional liabilities for partial termination withdrawals under the multi-employer plans.

The price for the Company’s common stock can be volatile and unpredictable.

The market price of the Company’s common stock can be volatile and may experience broad fluctuations over short periods of time. From January 1 through December 31, 2009, the high and low sales price of its common stock on the New York Stock Exchange ranged from $5.18 to $13.82, and the Company’s stock price experienced similar volatility in 2008. See the market price information under the caption “Stock Prices” under “Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The market price of the Company’s common stock may continue to experience strong fluctuations due to unexpected events affecting the Company, variations in its operating results, analysts’ earnings estimates or investors’ expectations concerning its future results and its business generally, and such fluctuations may be exacerbated by limited market liquidity as a significant number of the Company’s outstanding shares are held by the Schawk family. In addition, the market price of its common stock may fluctuate due to broader market and industry factors, such as:

•	adverse information about, or the operating and stock price performance of, other companies in the Company’s industry or companies that comprise its client base, such as consumer products companies;

•	deterioration or adverse changes in general economic conditions;

•	continued high levels of volatility in the stock markets due to, among other things, disruptions in the capital and credit markets; and

•	announcements of new clients or service offerings by Schawk’s competitors.

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

The Company carries comprehensive liability, fire and extended coverage insurance on all of its facilities, and other specialized coverages, including errors and omissions coverage, with policy specifications and insured limits customarily carried for similar properties and purposes. There are certain types of risks and losses, however, that generally are not insured because they are either uninsurable or not economically insurable. In addition, there are some types of possible events or losses, such as a substantial monetary judgment stemming from a product liability claim or recall, that could exceed the Company’s policy limits. Should an uninsured loss or a loss in excess of insured limits occur, the Company could incur significant liabilities, and if such loss affects property the Company owns, the Company could lose capital invested in that property or the anticipated future revenues derived from the activities conducted at that property, while remaining liable for any lease or other financial obligations related to the property. In addition to substantial financial liabilities, an uninsured loss or a loss that exceeds the Company’s coverage could adversely affect its ability to replace property or capital equipment that is destroyed or damaged, and its productive capacity may diminish.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2009, the Company owns or leases the following office and operating facilities, in the respective business segment:

	Square	Owned/		Lease
Location	Feet	Leased	Purpose	Expiration Date	Operating Segment

Atlanta, Georgia	28,705	Leased	Operating Facility	March, 2017	North America
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Europe
Battle Creek, Michigan	7,262	Leased	Operating Facility	January, 2014	North America
Bristol, U.K.	9,200	Leased	Vacant	September, 2014	Europe
Carlstadt, New Jersey	46,000	Vacant	Subletting	February, 2011	North America
Chennai, India	37,000	Leased	Operating Facility	October, 2011	Asia Pacific
Chicago, Illinois	68,146	Leased	Operating Facility	June, 2012	North America
Chicago, Illinois	42,000	Leased	Vacant	June, 2019	North America
Chicago, Illinois	58,800	Leased	Operating Facility	September, 2015	North America
Cincinnati, Ohio	74,200	Leased	Operating Facility	August, 2014	North America
Cincinnati, Ohio	32,610	Leased	Operating Facility	June, 2015	North America
Crystal Lake, Illinois	5,880	Owned	Vacant	N/A	North America
Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	North America
Des Plaines, Illinois	54,751	Leased	Operating Facility	March, 2010(1)	North America
Dusseldorf, Germany	2,300	Leased	Operating Facility	October, 2012	Europe
Hilversum, Netherlands	5,250	Leased	Operating Facility	October, 2011	Europe
Kalamazoo, Michigan	67,000	Owned	Operating Facility	N/A	North America
Leeds, U.K.	16,200	Leased	Operating Facility	January, 2010	Europe
Leeds, U.K.	4,400	Leased	Operating Facility	December, 2013	Europe
London, U.K.	42,700	Leased	Operating Facility	March, 2015	Europe
London, U.K.	3,500	Leased	Operating Facility	June, 2010	Europe
Los Angeles, California	100,500	Owned	Operating Facility	N/A	North America
Manchester, U.K.	45,200	Leased	Operating Facility	September, 2023	Europe
Meerhout, Belgium	5,900	Leased	Operating Facility	July, 2010	Europe
Minneapolis, Minnesota	31,000	Owned	Operating Facility	N/A	North America
Mississauga, Canada	58,000	Leased	Operating Facility	December, 2014	North America
Mt. Olive, New Jersey	12,904	Leased	Operating Facility	August, 2012	North America

	Square	Owned/		Lease
Location	Feet	Leased	Purpose	Expiration Date	Operating Segment

North Ryde, Australia	13,900	Leased	Operating Facility	May, 2011	Asia Pacific
New Berlin, Wisconsin	43,000	Leased	Operating Facility	June, 2013	North America
New York, New York	52,500	Leased	Subletting	December, 2012	North America
New York, New York	8,000	Leased	Subletting	December, 2010	North America
New York, New York	15,000	Leased	Operating Facility	Month-to-month	North America
New York, New York	5,000	Leased	Operating Facility	April, 2010	North America
Newcastle, U.K.	17,000	Leased	Operating Facility	September, 2010	Europe
Penang, Malaysia	38,000	Owned	Operating Facility	N/A	Asia Pacific
Plano, Texas	12,287	Leased	Subletting	December, 2011	North America
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	North America
Redmond, Washington	24,236	Leased	Operating Facility	April, 2017	North America
Roseville, Minnesota	28,000	Leased	Operating Facility	May, 2011	North America
San Francisco, California	20,141	Leased	Operating Facility	August, 2013	North America
San Francisco, California	13,530	Leased	Operating Facility	October, 2014	North America
Shanghai, China	19,400	Leased	Operating Facility	November, 2011	Asia Pacific
Shenzhen, China	7,100	Leased	Operating Facility	December, 2010	Asia Pacific
Shenzhen, China	11,300	Leased	Operating Facility	July, 2010	Asia Pacific
Singapore	7,750	Leased	Operating Facility	August, 2010	Asia Pacific
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2010	North America
Sterling Heights, Michigan	26,400	Leased	Operating Facility	December, 2012	North America
Surry Hills, Australia	3,900	Leased	Operating Facility	June, 2010	Asia Pacific
Swindon, U.K.	39,000	Leased	Subletting	September, 2018	Europe
Tokyo, Japan	900	Vacant	Operating Facility	April, 2010	Asia Pacific
Tokyo, Japan	1,884	Leased	Operating Facility	April, 2012	Asia Pacific
Toronto, Ontario, Canada	8,300	Leased	Operating Facility	January, 2010	North America
Toronto, Ontario, Canada	17,500	Leased	Operating Facility	November, 2011	North America
Toronto, Ontario, Canada	13,604	Leased	Operating Facility	February, 2013	North America
York, U.K.	8,440	Leased	Operating Facility	December, 2010	Europe

(1)	The Company and the lessor of this property expect to enter into a new lease for this property on or prior to March 31, 2010 with a lease expiration date of March, 2015.

Item 3.	Legal Proceedings

On January 31, 2005, the Company acquired 100 percent of the outstanding stock of Seven Worldwide (“Seven”). The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven provided for a payment of $10.0 million into an escrow account. The escrow was established to insure that funds were available to pay Schawk any indemnity claims it may have under the stock purchase agreement.

During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10.0 million held in escrow. The Company filed a cross-motion for summary judgment asserting that it has valid claims against the amounts held in escrow and that, as a result, such funds should not be released to Kohlberg, but rather paid out to the Company. Kohlberg denied that it has any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. As of June 30, 2009, the Company had a receivable from Kohlberg on its Consolidated Balance Sheets in the amount of $4.2 million, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees. In addition, in February 2008, the Company paid $6.0 million in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date for the pre-acquisition years of 1996 to 2003.

On September 8, 2009, a settlement was reached between the Company and Kohlberg with respect to the funds held in escrow, whereby the escrow agent was directed to disperse an escrow amount of $9.2 million to the account of the Company and the remainder of the escrow amount to be paid to the account of Kohlberg. Upon disbursement of such funds in September 2009, the escrow account terminated. The disbursement of the escrow amount resolved all disputes between the Company and Kohlberg concerning the disposition of the escrowed funds.

The Company accounted for the $9.2 million escrow account distribution as a reduction of the $4.2 million balance in the account receivable outstanding from Kohlberg and recorded the remaining $5.0 million as income on the Indemnity settlement income line on the December 31, 2009 Consolidated Statements of Operations.

The United States Securities and Exchange Commission (the “SEC”) has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and the first three quarters of 2007. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation. The Company has been cooperating fully with the SEC and is committed to continue to cooperate fully until the SEC completes its investigation.

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

Item 4.	[Reserved]

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company had approximately 994 stockholders of record as of February 24, 2010.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

Quarter Ended	2009 High/Low	2008 High/Low

March 31	$11.75 — 5.18	$16.70 — 12.79
June 30	8.38 — 5.92	17.49 — 11.88
September 30	12.82 — 6.44	18.61 — 9.92
December 31	13.82 — 9.38	15.11 — 10.25

Dividends Declared Per Class A Common Share

Quarter Ended	2009	2008

March 31	$0.0325	$0.0325
June 30	0.0100	0.0325
September 30	0.0100	0.0325
December 31	0.0100	0.0325

Total	$0.0625	$0.1300

In June 2009, the Company entered into certain amendments to its debt agreements that, among other things, restricted dividends to a maximum of $0.3 million per quarter. The lenders waived this restriction for the dividend declared in the first quarter of 2009. In January 2010, the Company entered into an amended and restated credit agreement with its lenders. The financial covenants in the amended and restated credit agreement do not specifically restrict future dividend payments; however, dividend payments are included in restricted payments, along with stock repurchases and certain other payments, for which there is a $5.0 million annual limitation. For the first quarter of 2010, the Company increased its quarterly dividend to $0.04 per share, or approximately $1.0 million per quarter, and, subject to declarations at the discretion of the Board of Directors, expects quarterly dividends at this rate to continue throughout 2010.

The graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with (i) the cumulative total return of the Russell 2000 Index, a broad market index for small cap stocks, (ii) a peer group of four companies: Bemis Inc., Bowne & Co., Matthews International Corp., and Multi-Color Corp. (the “Peer Group Index”), and (iii) the Morgan Stanley Consumer Index, an index designed to measure the performance of consumer-oriented, stable growth industries.

For 2009 and subsequent years, the Company is replacing the Peer Group Index with the Morgan Stanley Consumer Index. The Morgan Stanley Consumer Index measures the performance of 30 companies in consumer-oriented, stable growth industries, a number of which are presently Schawk clients, and is representative of the Company’s diversified client base in the food and beverage, pharmaceutical, tobacco, and personal product industries.

The Company believes the Peer Group Index is no longer representative of Schawk’s line of business due to the Peer Group Index component companies’ principal emphasis on printing and product manufacturing, such as memorialization products, labels, packaging products and related materials.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*

*	Assumes $100 invested at the close of trading December 31, 2004 in Schawk, Inc. common stock, Russell 2000 Index, the Peer Group Index, and the Morgan Stanley Consumer Index. Cumulative total return assumes reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2009, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the First
Plan Category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	2,505	$12.81	1,377
Equity compensation plans not approved by security holders	—	—	—

Total	2,505	$12.81	1,377

Purchases of Equity Securities by the Company

In December of 2008, the Company’s Board of Directors authorized the repurchase of up to two million shares of its common stock during 2009. During the first quarter of 2009, the Company repurchased 488,700 shares, before discontinuing the share repurchase program in March 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during 2009. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.

The following table summarizes the shares repurchased by the Company during 2009 (shares in thousands)

			No. Shares
		Avg.	Purchased as
	Total No.	Price	Part of Publicly	Dollar Value of Shares
	Shares	Paid Per	Announced	that may be Purchased
Period	Purchased	Share	Program	Under Program

January	199	$9.47	199	NA
February	190	$8.41	190	NA
March	100	$7.82	100	NA
4/1 - 6/30	—	—	—	—
7/1 - 9/30	—	—	—	—
10/1 - 12/31	—	—	—	—

2009 Total	489	$8.72	489	—

Item 6.	Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006(1)	2005(2)
		(In thousands, except per share amounts)

Consolidated Statement of Operations Information
Net sales	$452,446	$494,184	$544,409	$546,118	$565,485
Operating income (loss)	$35,784	$(56,555)	$60,173	$54,912	$53,562
Income (loss) from continuing operations	$19,497	$(60,006)	$30,598	$25,949	$28,522
Earnings (loss) per common share from continuing operations:
Basic	$0.78	$(2.24)	$1.14	$0.98	$1.12
Diluted	$0.78	$(2.24)	$1.10	$0.95	$1.06
Consolidated Balance Sheet Information
Total assets	$416,219	$440,353	$534,987	$530,760	$552,611
Long-term debt	$64,707	$112,264	$105,942	$140,763	$169,579
Other Data
Cash dividends per common share	$0.0625	$0.13	$0.13	$0.13	$0.13

(1)	Consolidated Statement of Operations and Balance Sheet Information was impacted by the disposition of the Book and Catalogue operations on February 28, 2006. This disposition impacts the information presented above for years 2006 and 2005.

(2)	Consolidated Statement of Operations and Consolidated Balance Sheet Information was impacted by the acquisition of Seven on January 31, 2005 and the acquisition of Winnetts on December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Thousands of dollars, except per share amounts)

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls; the discovery of new internal control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than expected costs or unanticipated difficulties associated with integrating acquired operations; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and

Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

Executive overview

Marketing, promotional and advertising spending by consumer products companies and retailers drives a majority of the Company’s revenues. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. The Company’s business in this area involves producing graphic images for various applications. Generally, the Company or a third party creates an image and then the image is manipulated to enhance the color and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSI’s), magazine ads and the Internet. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

•	Strategic Analysis

•	Planning and Messaging

•	Conceptual Design

•	Content Creation

•	File Building

•	Retouching

•	Art Production

•	Pre-Media

The Company’s involvement in a client project may involve many of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or “job”, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a “low fat” banner on a food package. Essentially, such changes equal new revenue for Schawk. The Company is paid for its graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.

Historically, a substantial majority of the Company’s revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with regular frequency and lack of notice, and client turn-around requirements are tight, thereby creating little backlog. There are regular promotions throughout the year that create revenue opportunities for the Company, such as: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Additionally, changing regulatory requirements necessitate new packaging and a high degree of documentation. Lastly, there are a number of health related “banners” that are added to food and beverage packaging, such as “heart healthy,” “low in carbohydrates,” “enriched with essential vitamins,” “low in saturated fat” and “caffeine free.” All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

Through several acquisitions, the Company has increased the percentage of its revenue derived from providing graphics services to advertising and retail clients and added to its service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented premedia graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services.

In 2009, approximately 9 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.

Recent Acquisitions

The Company has grown its business through a combination of internal growth and acquisitions. Schawk has completed approximately 57 acquisitions since 1965. The Company’s recent acquisitions have significantly expanded its service offerings and its geographic presence, making us the only independent premedia firm with substantial operations in North America, Europe, Asia and Australia. As a result of these acquisitions, the Company is able to offer a broader range of services to its clients. Its expanded geographic presence also allows us to better serve its multinational clients’ demands for global brand consistency.

Brandmark International Holding B.V.  Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, the Netherlands and London, United Kingdom. The net assets of Brandmark are included in the Consolidated Financial Statements as of December 31, 2008, in the Europe operating segment. The purchase price was $10.5 million and may be increased by up to $0.7 million if a specified target of earnings before interest and taxes is achieved for the fiscal year ended March 31, 2009. At year-end 2009, the Company believes the additional purchase price adjustment will be minimal and expects to settle with the former owners in early 2010.

Marque Brand Consultants Pty Ltd.  Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the Consolidated Financial Statements in the Asia Pacific operating segment beginning June 1, 2008. The purchase price was $2.5 million and is subject to adjustment if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar years 2008 and 2009. The Company paid $235 as a purchase price adjustment for the year ended December 31, 2008 and has accrued an estimate of $447 for a purchase price adjustment for the year ended December 31, 2009, that it expects to settle in 2010.

Protopak Innovations, Inc.  On September 1, 2007, the Company acquired Protopak Innovations, Inc., a Toronto, Canada-based company that produces prototypes and samples for the packaging industry. The acquisition price was $12.1 million. The price is subject to adjustment if certain thresholds of earnings before interest and taxes are achieved for the fiscal years ending September 30, 2008, 2009 and 2010. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company paid a $0.7 million purchase price adjustment and allocated the additional purchase price to goodwill. There was no purchase price adjustment for the year ended September 30, 2009 because the earnings threshold was not achieved. The Company currently believes that the earnout for the year ending September 30, 2010, if any, will be immaterial to its balance sheet and cash flow. The net assets and results of operations are included in the Consolidated Financial Statements beginning September, 1 2007 and are included in the North America operating segment.

Perks Design Partners Pty Ltd.  On August 1, 2007, the Company acquired Perks Design Partners Pty Ltd., an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The acquisition price was $3.3 million. The net assets and results of operations are included in the Consolidated Financial Statements beginning August 1, 2007 and are included in the Asia Pacific operating segment.

Benchmark Marketing Services, LLC.  On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC, a Cincinnati, Ohio-based creative design agency that provides services to consumer product companies. The acquisition price was $5.8 million, subject to adjustment if certain thresholds of sales are achieved for the fiscal years ended May 31, 2008 and 2009. No purchase price adjustment was recorded for either fiscal year because the sales targets were not achieved. In addition, the Company recorded a reserve of $0.7 million for the estimated expenses associated with vacating the leased premises that Benchmark formerly occupied. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to the Anthem Cincinnati facility in the fourth quarter of 2008. The net assets and results of operations are included in the Consolidated Financial Statements beginning June 1, 2007 and are included in the North America operating segment.

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

WBK, Inc.  On July 1, 2006, the Company acquired the operating assets of WBK, Inc., a Cincinnati, Ohio-based design agency that provides services to retailers and consumer products companies. This operating unit is now known as Anthem Cincinnati. The acquisition price was $4.9 million, subject to adjustment if certain thresholds of sales and earnings before interest, taxes, depreciation and amortization are achieved for calendar years 2006 through 2008 and for the six-month period ended June 30, 2009. No earnout was due for 2006 because the sales and earnings threshold were not met. During 2008, the Company paid $0.9 million to the former owner of WBK as a result of achieving the sales and earnings thresholds in 2007 and allocated the additional purchase price to goodwill. No earn-out was due for the year 2008 or for the six-moth period ended June 30, 2009 because the sales and earnings targets were not achieved.

Anthem York.  In January 2006, the Company acquired certain operating assets of the internal design agency operation of Nestle UK and entered into a design services agreement with this client. This operation is known as Anthem York. The acquisition price was $2.2 million.

Seven Worldwide, Inc.  On January 31, 2005, the Company acquired Seven Worldwide, Inc. (“Seven”), a graphic services company with operations in 40 locations in the United States, Europe, Australia and India. The purchase price of $210.6 million consisted of $135.6 million paid in cash at closing, $4.5 million of acquisition-related professional fees and the issuance of four million shares of common stock with a value of $70.5 million. Seven Worldwide Inc.’s results of operations are included in the consolidated financial statements beginning January 31, 2005.

The stock purchase agreement entered into by the Company with Kohlberg & Company, L.L.C. (“Kohlberg”) to acquire Seven provided for a payment of $10.0 million into an escrow account. The escrow was established to insure that funds were available to pay Schawk any indemnity claims it may have under the stock purchase agreement. During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10.0 million held in escrow. On September 8, 2009, a settlement was reached between the Company and Kohlberg with respect to the funds held in escrow, whereby the escrow agent was directed to disperse an escrow amount of $9.2 million to the account of the Company and the remainder of the escrow amount to be paid to the account of Kohlberg. Upon disbursement of such funds in September 2009, the escrow account terminated. The Company accounted for the $9.2 million escrow account distribution as a reduction of the $4.2 million balance in the account receivable outstanding from Kohlberg and recorded the remaining $5.0 million as income on the Indemnity settlement income line on the December 31, 2009 Consolidated Statements of Operations.

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

The Company began work on a consolidation plan before the acquisitions of Seven and Winnetts were finalized, recording a combined exit reserve of approximately $15.3 million based on the plan. The major expenses included in the exit reserve were severance pay for employees of acquired facilities that were merged with existing Schawk operations and lease termination expenses. The Company made payments of approximately $0.8 million in 2009 for lease termination expenses and anticipates making future payments of approximately $2.4 million. (See

Note 2 — Acquisitions to the Consolidated Financial Statements for further discussion). The Company realized significant synergies and reduced operating costs from the closing of nine US and UK operating facilities and the downsizing of several other operating facilities in 2005 and early 2006 and the elimination of the Seven corporate headquarters in New York City.

Financial Results Overview

Net sales declined $41.7 million or 8.4 percent for the year ended December 31, 2009 to $452.4 million from $494.2 million in 2008. For the year ended December 31, 2009, net income was $19.5 million or $0.78 per fully diluted share, as compared to a net loss of $60.0 million or $2.24 per fully diluted share for 2008. The Company experienced an 11.9 percent net sales increase in the fourth quarter of 2009 as compared to the fourth quarter of 2008. Through the nine month period ended September 30, 2009, the Company had experienced a 14.2 percent decline in net sales as compared to the prior year period. For the full year of 2009, sales declined in the North America operating segment by 8.1 percent and in the Europe operating segment by 5.1 percent, while sales increased in the Asia Pacific operating segment by 2.5 percent.

Gross profit increased by $6.7 million or 4.1 percent in 2009 to $171.1 million from $164.4 million in 2008. The increase in gross profit percentage occurred in all reportable segments as follows: North America increased by $3.7 million or 2.8 percent, Asia Pacific increased by $1.1 million or 8.2 percent and Europe increased by $1.9 million or 9.8 percent. The improvement in gross profit in 2009 over the previous year is mainly due to the Company’s cost reduction and capacity utilization efforts.

Selling, general and administrative expenses decreased $18.0 million, or 12.1 percent, in 2009 to $130.6 million from $148.6 million in 2008, primarily as a result of the Company’s cost reduction program. The Company also had reduced expenses in 2009, compared to similar expenses recorded in the prior year, as follows: impairment of goodwill in 2008 of $48.0 million not repeated in 2009; restructuring expenses associated with the Company’s cost reductions activities of $6.5 million in 2009 compared to $10.4 million in 2008; pension withdrawal expenses of $1.8 million in 2009 compared to $7.3 million in 2008; and impairment of long lived assets of $1.4 million in 2009 compared to $6.6 million in 2008 In addition, the Company recorded a credit of $5.0 million in 2009 for an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings Ltd.  The decrease in operating expenses contributed to an operating income of $35.8 million in 2009 as compared to an operating loss of $56.6 million in 2008.

Goodwill impairment

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company historically performed its annual impairment test as of December 31; however, in the fourth quarter of 2008 the Company changed its annual test date to October 1.

In the third quarter of 2009, the Company restructured its operations on a geographic basis, in three areas: North America, Europe and Asia Pacific (see Note 18 — Segment and Geographic Reporting) and allocated goodwill to the new segments on a relative fair value basis. The Company performed its 2009 goodwill impairment test as of October 1, 2009, assigning goodwill to multiple reporting units on a geographic basis at the operating segment level. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill.

Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired.

The Company performed its 2008 impairment test as of October 1, 2008. The Company assigned its goodwill to multiple reporting units, mainly on a geographic basis at a level below the operating segments. The test indicated that goodwill assigned to the Company’s European and Anthem reporting units was impaired by $30.7 million and $17.3 million, respectively, as of October 1, 2008, which was recorded in the fourth quarter of 2008. With the segment reorganization in the third quarter of 2009, the impairment of goodwill was reassigned to the new segments as follows: North America — $14.3 million, Europe — $32.7 million and Asia Pacific — $1.0 million. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.

Cost reduction and capacity utilization actions

Beginning in the second quarter of 2008 and continuing throughout 2009, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for 2009 was $6.5 million, compared to $10.4 million in 2008 and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expense for the years 2008 and 2009 and the cumulative expense since the cost reduction program’s inception was recorded in the following operating segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total
	(In millions)

Year ended December 31, 2009	$3.6	$1.4	$1.0	$0.5	$6.5
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$9.3	$5.0	$1.2	$1.4	$16.9

It is estimated that cost savings resulting from the 2009 cost reduction actions was approximately $8.9 million for 2009 and will be approximately $15.6 million for 2010. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million in 2009.

Multiemployer pension withdrawal expense

As more fully described in Note 14 — Employee Benefit Plans, in the fourth quarter of 2008 the Company decided to terminate participation in the Supplemental Retirement and Disability Fund for employees of its Minneapolis, MN and Cherry Hill, NJ facilities and notified the board of trustees of the union’s pension fund that it would no longer be making contributions for these facilities to the union’s plan. The Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7.3 million to reflect this obligation, which is included in Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2008. At December 31, 2009, the Company recorded an additional expense of $1.8 million as a result of updates to the assumptions used in the termination withdrawal calculation. Because the Company estimates that this obligation will be paid during 2010, the $9.2 million total liability is included in Accrued expenses on the Consolidated Balance Sheets as of December 31, 2009. The expense for 2008 and 2009 associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Operations.

Impairment of long lived assets

During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their fair values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values. The combined carrying value of $10.0 million was written down by $3.5 million at December 31, 2008, based on the properties’ estimated fair values less costs to sell of $6.5 million. The revised carrying value of $6.5 million was classified as Assets held for sale on the Consolidated Balance Sheets at December 31, 2008. During 2009, two of the three properties were sold with selling prices approximately equal to their carrying values, and the Company reappraised the third property to assess its current value. As a result of the updated appraisal, the Company recorded a further write-down of the property in the amount of $1.3 million at December 31, 2009, which is included in Impairment of long-lived assets on the Consolidated Statements of Operations. In addition, the Company reclassified the remaining property from held for sale to held and used at December 31, 2009, because the sale of the property during the next twelve months is unlikely.

Also during 2008, software that had been capitalized by the Company in accordance with the Internal-Use Software Subtopic of the Codification, ASC 350-40, was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of these assets might not be recoverable. As a result of these circumstances, the Company wrote down the capitalized costs of the software to fair value. The amount of the write-down recorded in 2008 was $2.3 million.

There were various other impairments recorded in both 2009 and 2008 related to fixed assets and to customer relationship intangible assets. The total impairment expense recorded was $1.4 million and $6.6 million for 2009 and 2008, respectively, and is reflected as Impairment of long-lived assets on the Consolidated Statements of Operations. See Note 6 — Impairment of Long-lived Assets for additional information.

Restatement of Prior Period Financial Statements

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

Due to the restatements, the United States Securities and Exchange Commission has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws. See Item 3 — Legal Proceedings for further information.

Controls and Procedures

In connection with management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, management has concluded that its internal control over financial reporting was effective as of the end of such period. Internal controls related to three areas that were identified as material weaknesses for the year-ended December 31, 2008 (revenue recognition, work-in-process inventory and entity-level controls) have been remediated. See Part II, Item 9A. “Controls and Procedures” for a discussion of management’s evaluation of the Company’s disclosure controls and procedures, Management’s Report on Internal Control over Financial Reporting and its remediation activities.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008:

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

			$		%
	2009	2008	Change		Change
	(In thousands)

Net sales	$452,446	$494,184	$(41,738)		(8.4)%
Cost of sales	281,372	329,814	(48,442)		(14.7)%

Gross profit	171,074	164,370	6,704		4.1%
Gross profit percentage	37.8%	33.3%
Selling, general and administrative expenses	130,576	148,596	(18,020)		(12.1)%
Acquisition integration and restructuring expenses	6,459	10,390	(3,931)		(37.8)%
Indemnity settlement income	(4,986)	—	(4,986)		nm
Multiemployer pension withdrawal expense	1,800	7,254	(5,454)		(75.2)%
Impairment of long-lived assets	1,441	6,644	(5,203)		(78.3)%
Impairment of goodwill	—	48,041	(48,041)		nm

Operating income (loss)	35,784	(56,555)	92,339		nm
Operating margin percentage	7.9%	(11.4%)
Other income (expense):
Interest income	535	291	244		83.8%
Interest expense	(9,225)	(6,852)	(2,373)		(34.6)%

	(8,690)	(6,561)	(2,129)		32.4%

Income (loss) before income taxes	27,094	(63,116)	90,210		nm
Income tax provision (benefit)	7,597	(3,110)	10,707		nm

Net income (loss)	$19,497	$(60,006)	$79,503		nm

Effective income tax rate	28.0%	4.9%
Expressed as a percentage of Net Sales:
Gross margin	37.8%	33.3%	450	bpts
Selling, general and administrative expense	28.9%	30.1%	(120)	bpts
Multiemployer pension withdrawal expense	0.4%	1.5%	(110)	bpts
Impairment of goodwill	—	9.7%	(970)	bpts
Indemnity settlement	(1.1)%	—	(110)	bpts
Acquisition integration and restructuring expenses	1.4%	2.1%	(70)	bpts
Impairment of long-lived assets	0.3%	1.3%	(100)	bpts
Operating margin (loss)	7.9%	(11.4)%	1,930	bpts

bpts = basis points

nm = not meaningful

Net sales for the twelve months ended December 31, 2009 were $452.4 million compared to $494.2 million for the twelve months ended December 31, 2008, a reduction of $41.7 million, or 8.4 percent. Sales declined by

$34.3 million or 8.1 percent in the North America segment and $3.6 million or 5.1 percent in the Europe segment. However, sales increased by $0.7 million or 2.5 percent in the Asia Pacific segment. Sales attributable to acquisitions for the twelve months ended December 31, 2009 compared to the prior year totaled $11.1 million, or 2.5 percent. Excluding acquisitions, revenue would have declined by $52.8 million, or 10.7 percent, versus the prior year. Approximately $13.7 million of the sales decline period-over-period was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The period-over-period decline in sales primarily reflects the slowdown in the US and global economies, which started in the latter half of 2008 and continued throughout 2009. Many of the Company’s clients have delayed packaging redesigns and sales promotion projects, resulting in lower revenues in 2009 compared to 2008. However, revenue in the fourth quarter of 2009 increased in comparison to the fourth quarter of 2008.

Consumer products packaging accounts sales for 2009 were $318.7 million, or 70.4 percent of total sales, as compared to $346.7 million in 2008, representing a decline of 8.1 percent. Advertising and retail accounts sales for 2009 were $89.8 million or 19.8 percent of total sales as compared to $102.0 million in 2008, representing a decline of 12.0 percent. Entertainment account sales for 2009 were $32.8 million or 7.2 percent of total sales as compared to $36.1 million in 2008 representing a decline of 9.2 percent. In response to adverse economic conditions, many of the Company’s clients maintained reduced levels of advertising, marketing and new product introductions, as compared to the comparable prior year period, and, particularly with respect to the Company’s consumer products packaging accounts, have delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. However, consumer products packaging revenue increased in the fourth quarter of 2009 compared to the fourth quarter of 2008.

Gross profit was $171.1 million, or 37.8 percent of sales, in 2009, an increase of $6.7 million or 4.1 percent, from $164.4 million, or 33.3 percent of sales, in 2008. The increase in gross profit is largely attributable to cost savings related to the Company’s cost reduction efforts. The gross profit in 2009 increased in all reportable segments as compared to prior year. North America increased by $3.7 million or 2.8 percent, Europe increased by $1.9 million or 9.8 percent and Asia Pacific increased by $1.1 million or 8.2 percent. Gross profit as a percentage of sales in 2009 improved by 4.5 percent over the previous year.

Selling, general and administrative expenses decreased $18.0 million or 12.1 percent in 2009 to $130.6 million from $148.6 million in 2008. The decrease in selling, general and administrative expenses is primarily attributable to the decrease in salaries and payroll costs associated with the Company’s cost reduction efforts. In addition, included in selling, general and administrative expense are gains of $0.5 million associated with foreign currency transactions in 2009, compared to foreign currency losses of $4.3 million in 2008.

Operating income (loss) increased by $92.3 million, to $35.8 million in 2009, from an operating loss of $56.6 million in 2008. The operating income percentage was 7.9 percent in 2009 compared to an operating loss of 11.4 percent in 2008. The increase in operating income in 2009 compared to 2008 is due to an improvement in gross profit and a decrease in selling, general and administrative expenses as described above, as well as the following expense reductions in 2009 as compared to similar expenses in 2008: impairment of goodwill in 2008 of $48.0 million not repeated in 2009; restructuring expenses associated with the Company’s cost reductions activities of $6.5 million in 2009 vs. $10.4 million in 2008; pension withdrawal expenses of $1.8 million in 2009 vs. $7.3 million in 2008; and impairment of long lived assets of $1.4 million in 2009 compared to $6.6 million in 2008. In addition, the Company recorded income of $5.0 million in 2009 for an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings Ltd.

Interest expense for 2009 was $9.2 million compared to $6.9 million for 2008 an increase of $2.4 million or 34.6 percent. The higher interest expense in the 2009 period reflects an increase in interest costs attributable to the Company’s June 2009 debt amendments. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information.

Income tax provision (benefit) was at an effective tax rate of 28.0 percent and 4.9 percent for 2009 and 2008, respectively. The 2009 effective tax rate was impacted by the receipt of a $5.0 million non-taxable indemnity settlement and federal examination affirmative adjustments of $2.8 million. The 2008 effective tax rate was impacted by the non-deductibility of $10.5 million of goodwill impairment charges, an increase in the deferred tax asset valuation allowance of approximately $6.8 million and income tax reserve increases of approximately $4.4 million.

Other Information

Depreciation and amortization expense was $18.7 million for 2009 compared to $20.8 million in 2008.

Capital expenditures in 2009 were $5.3 million compared to $14.9 million in 2008, reflecting the Company’s cost reduction efforts during 2009. Capital expenditures are expected to increase in the future. See “Liquidity and Capital Resources”.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements for the Years Ended December 31, 2008 and 2007:

Schawk, Inc.

Comparative Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

			$		%
	2008	2007	Change		Change
	(In thousands)

Net sales	$494,184	$544,409	$(50,225)		(9.2)%
Cost of sales	329,814	352,015	(22,201)		(6.3)%

Gross profit	164,370	192,394	(28,024)		(14.6)%
Gross profit percentage	33.3%	35.3%
Selling, general and administrative expenses	148,596	131,024	17,572		13.4%
Impairment of goodwill	48,041	—	48,041		nm
Acquisition integration and restructuring expenses	10,390	—	10,390		nm
Multiemployer pension withdrawal expense	7,254	—	7,254		nm
Impairment of long-lived assets	6,644	1,197	5,447		nm

Operating income (loss)	(56,555)	60,173	(116,728)		nm
Operating margin percentage	(11.4%)	11.1%
Other income (expense):
Interest income	291	297	(6)		(2.0)%
Interest expense	(6,852)	(9,214)	2,362		(25.6)%

	(6,561)	8,917)	2,356		(26.4)%

Income (loss) before income taxes	(63,116)	51,256	(114,372)		nm
Income tax provision (benefit)	(3,110)	20,658	(23,768)		nm

Net income (loss)	$(60,006)	$30,598	$(90,604)		nm

Effective income tax rate	4.9%	40.3%
Expressed as a percentage of Net Sales:
Gross margin	33.3%	35.3%	(200)	bpts
Selling, general and administrative expense	30.1%	24.1%	600	bpts
Multiemployer pension withdrawal expenses	1.5%	—	150	bpts
Impairment of goodwill	9.7%	—	970	bpts
Acquisition integration and restructuring expenses	2.1%	—	210	bpts
Impairment of long-lived assets	1.3%	0.2%	110	bpts
Operating margin	(11.4)%	11.1%	(2,250)	bpts

bpts = basis points

nm = not meaningful

Net sales for the twelve months ended December 31, 2008 were $494.2 million compared to $544.4 million for the twelve months ended December 31, 2007, a reduction of $50.2 million, or 9.2 percent. The sales decline was $47.9 million in the North America segment, $8.9 million in the Europe segment and no change in the Asia Pacific segment.

Consumer products packaging accounts sales for 2008 were $346.7 million, or 70.2 percent of total sales, as compared to $377.1 million in 2007, representing a decline of 8.1 percent. Advertising and retail accounts sales for 2008 were $102.0 million or 20.6 percent of total sales as compared to $119.5 million in 2007, representing a decline of 14.6 percent. Entertainment account sales for 2008 were $36.1 million or 7.3 percent of total sales as compared to $42.8 million in 2007, representing a decline of 15.7 percent. Results for 2008 compared with 2007 reflect the slowdown in the U.S. economy, as a number of clients delayed projects, resulting in lower revenue for the Company. No major clients were lost during 2008.

Gross profit declined by $28.0 million or 14.6 percent in 2008 to $164.4 million from $192.4 million in 2007. Of this decline, 61 percent is attributable to the lower volume of sales and 39 percent is attributable to a 2.0 percent decline in the gross profit percentage. The decline in the gross profit percentage occurred in all reportable segments.

Selling, general and administrative expenses increased $17.6 million or 13.4 percent in 2008 to $148.6 million from $131.0 million in 2007. The increase in selling, general and administrative expenses is primarily attributable to professional fees, which included audit fees and other costs related to the Company’s internal control remediation and related matters of $6.8 million, losses associated with foreign currency transactions of $4.3 million, consulting fees related to the Company’s re-branding initiative of $1.2 million, and a $1.1 million gain on sale of assets in the 2007 period that was not repeated in the 2008 period.

Operating income (loss) declined by $116.7 million in 2008 to a loss of $56.6 million from an operating income of $60.2 million in 2007. The decrease in operating income in 2008 compared to 2007 is principally due to lower gross profit, the increased selling, general and administrative expenses of $17.6 million and the following charges and expenses in 2008 for which similar expenses were not recorded in 2007: impairment of goodwill of $48.0 million; restructuring expenses associated with the Company’s cost reductions activities of $10.4 million; pension withdrawal expenses of $7.3 million; and an increase over the prior year in impairment of long lived assets of $5.4 million.

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

Segment Information

Effective July 1, 2009, the Company restructured its operations on a geographic basis, in three operating segments: North America, Europe and Asia Pacific. This organization reflects a change in the management reporting structure that was implemented during the third quarter of 2009. Accordingly, all previously reported amounts have been reclassified to conform to the current-period presentation.

North America Segment

The following table sets forth North America segment results for the years ended December 31, 2009, 2008 and 2007.

				2009 vs. 2008			2008 vs. 2007
				Increase (Decrease)			Increase (Decrease)
	2009	2008	2007	$	%		$	%
	(In thousands)

Net Sales	$390,713	$425,055	$472,922	$(34,342)	(8.1)%		$(47,867)	(10.1)%
Acquisition integration and restructuring expenses	$3,614	$5,701	—	$(2,087)	(36.6)%		$5,701	nm
Goodwill impairment charges	—	$14,334	—	$(14,334)	nm		$14,334	nm
Impairment of long-lived assets	$1,366	$4,308	$1,111	$(2,942)	(68.3)%		$3,197	nm
Depreciation and amortization	$11,601	$12,783	$12,778	$(1,182)	(9.2)%		$5	nm
Operating income	$56,734	$23,848	$66,381	$32,886	nm		$(42,533)	(64.1)%
Operating margin	14.5%	5.6%	14.0%		890	bpts		(930	) bpts
Capital expenditures	$3,653	$10,404	$10,216	$(6,751)	(64.9)%		$188	1.8%
Total assets	$320,655	$328,494	$387,396	$(7,839)	(2.4)%		$(58,902)	(15.2)%

bpts = basis points

nm = not meaningful

2009 compared to 2008

Net sales for the twelve months ended December 31, 2009 for the North America segment were $390.7 million compared to $425.1 million in the prior year, a reduction of $34.3 million or 8.1 percent. Approximately $3.8 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. The period-over-period decline in sales reflects the slowdown in the North American economy, which started in the latter half of 2008 and continued throughout 2009. In response to adverse economic conditions, many of the Company’s clients reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.

Operating income was $56.7 million, or 14.5 percent of sales, in 2009 compared to $23.8 million, or 5.6 percent of sales, in 2008, an increase of $32.9 million. The increase in operating income is principally due to the Company’s cost reduction initiatives, which began in the second half of 2008 and continued throughout 2009, as well as the effect of the goodwill impairment charge that was not repeated in 2009.

2008 compared to 2007

Net sales for the twelve months ended December 31, 2008 for the North America segment were $425.1 million compared to $472.9 million in the prior year, a reduction of $47.9 million or 10.1 percent. The period-over-period decline in sales reflects the slowdown in the North American economy, which started in the latter half of 2008. In response to adverse economic conditions, many of the Company’s clients reduced their levels of advertising, marketing and new product introductions and, particularly with respect to the Company’s consumer products packaging accounts, delayed or reduced the frequency of packaging redesigns and sales promotion projects, resulting in lower revenue for the Company.

Operating income was $23.8 million, or 5.6 percent of sales, in 2008 compared to $66.4 million, or 14.0 percent of sales, in the prior year, a decrease of $42.5 million, or 64.1 percent. The decrease in operating income in 2008 is principally due to period over period sales decline, goodwill impairment charges of $14.3 million and acquisition integration and restructuring expenses of $5.7 million.

Europe Segment

The following table sets forth Europe segment results for the years ended December 31, 2009, 2008 and 2007.

				2009 vs. 2008			2008 vs. 2007
				Increase (Decrease)			Increase (Decrease)
	2009	2008	2007	$	%		$	%
	(In thousands)

Net Sales	$67,409	$71,040	$79,916	$(3,631)	(5.1)%		$(8,876)	(11.1)%
Acquisition integration and restructuring expenses	$1,400	$3,552	—	$(2,152)	(60.6)%		$3,552	nm
Goodwill impairment charges	—	$32,703	—	$(32,703)	nm		$32,703	nm
Impairment of long-lived assets	$75	—	—	$75	nm		—	nm
Depreciation and amortization	$3,075	$3,344	$3,767	$(269)	8.0%		$(423)	(11.2)%
Operating income (loss)	$3,836	$(37,324)	$6,531	$41,160	nm		$(43,855)	nm
Operating margin	5.7%	(52.5)%	8.2%		5,820	bpts		(6,060	) bpts
Capital expenditures	$618	$2,233	$765	$(1,615)	(72.3)%		$1,468	nm
Total assets	$44,508	$46,554	$78,427	$(2,046)	(4.4)%		$(31,873)	(40.6)%

bpts = basis points

nm = not meaningful

2009 compared to 2008

Net sales in the Europe segment for the twelve months ended December 31, 2009 were $67.4 million compared to $71.0 million in the prior year, a reduction of $3.6 million or 5.1 percent. Sales contributed by acquisitions for the twelve months ended December 31, 2009 compared to the prior year totaled $10.2 million or 15.1 percent. Excluding acquisitions, revenues would have declined by $13.8 million or 19.4 percent versus the prior year. Approximately $9.3 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of the Company’s foreign subsidiaries. As in North America, many of the Company’s European clients have delayed projects, resulting in lower revenues for the Company.

Operating income was $3.8 million, or 5.7 percent of sales, in 2009 compared to an operating loss of $37.3 million, or 52.5 percent of sales, in 2008, an increase of $41.2 million. The increase in operating income is principally due to $32.7 million of impairment of goodwill in 2008 that did not repeat in 2009 and a decrease in acquisition integration and restructuring expenses of 2.2 million. Operating costs were also lower in the twelve months of 2009 compared to 2008.

2008 compared to 2007

Net sales in the Europe segment for the twelve months ended December 31, 2008 were $71.0 million compared to $79.9 million in the prior year, a reduction of $8.9 million or 11.1 percent. Approximately $5.4 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. As in North America, many of the Company’s European clients delayed projects, resulting in lower revenues for the Company.

There was an operating loss of $37.3 million, or 52.5 percent of sales, in the twelve months of 2008 compared to operating income of $6.5 million, or 8.2 percent of sales in the prior year, a decrease of $43.9 million. The decrease in operating income in 2008 is principally due to lower sales, goodwill impairment charges of $32.7 million and acquisition integration and restructuring expenses of $3.6 million.

Asia Pacific Segment

The following table sets forth Asia Pacific segment results for the years ended December 31, 2009, 2008 and 2007.

				2009 vs. 2008			2008 vs. 2007
				Increase (Decrease)			Increase (Decrease)
	2009	2008	2007	$	%		$	%
	(In thousands)

Net Sales	$29,348	$28,630	$28,613	$718	2.5%		$17	0.1%
Acquisition integration and restructuring expenses	$992	$248	—	$744	nm		$248	nm
Goodwill impairment charges	—	$1,004	—	$(1,004)	nm		$1,004	nm
Depreciation and amortization	$1,008	$935	$752	$73	7.8%		$183	24.3%
Operating income	$7,389	$1,366	$5,513	$6,023	nm		$(4,147)	(75.2)%
Operating margin	25.2%	4.8%	19.3%	—	2,040	bpts		(1,450	) bpts
Capital expenditures	$898	$1,425	$317	$(527)	(37.0)%		$1,108	nm
Total assets	$21,839	$29,073	$27,098	$(7,234)	(24.9)%		$1,975	7.3%

bpts = basis points

nm = not meaningful

2009 compared to 2008

Net sales in the Asia Pacific segment for the twelve months ended December 31, 2009 were $29.3 million compared to $28.6 million in the prior year, an increase of $0.7 million or 2.5 percent. Sales contributed by acquisitions for 2009 compared to the prior year totaled $0.9 million or 3.1 percent. Excluding acquisitions, revenues would have declined by $0.2 million or 0.7 percent versus the prior year. Approximately $0.6 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the Company’s foreign subsidiaries.

Operating income was $7.4 million in the twelve months of 2009, or 25.2 percent of sales, as compared to $1.4 million, or 4.8 percent of sales, in 2008, an increase of $6.0 million. The increase in operating income is principally due to lower operating expenses for 2009 due to the Company’s cost reduction efforts. Additionally the goodwill impairment charges of 1.0 million in 2008 did not repeat in 2009.

2008 compared to 2007

Net sales in the Asia Pacific segment for the twelve months ended December 31, 2008 and 2007 were approximately equal at $28.6 million. Sales contributed by acquisitions for the twelve months ended December 31, 2008 compared to the same period last year totaled $0.9 million or 3.1 percent. Excluding acquisitions, revenues would have declined by $0.9 million or 3.1 percent versus the same period last year.

Operating income was $1.4 million in the twelve months of 2008, or 4.8 percent of sales, as compared to $5.5 million, or 19.3 percent of sales, in the prior year, a decrease of $4.1 million. The decrease in operating income in 2008 is principally due to an increase in salaries and other administrative expenses of $1.9 million, a goodwill impairment charge of $1.0 million, an increase of $0.9 million in foreign exchange losses and acquisition integration and restructuring expenses of $0.3 million.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at December 31, 2009 was $77.6 million. As noted below, the Company entered into an amended and restated credit agreement in January 2010.

As of December 31, 2009, the Company had $12.2 million in consolidated cash and cash equivalents, compared to $20.2 million at December 31, 2008.

Cash provided by operating activities

Cash provided by operating activities was $56.4 million in 2009 compared to cash provided by operating activities of $33.2 million in 2008. The increase in cash provided by operating activities year-over-year reflects the improvement in net income to $19.5 million in 2009 compared to a net loss of $60.0 million in 2008. The net loss in 2008 included non-cash expenses of $48.0 million for goodwill impairment and $6.6 million for impairment of fixed assets and other intangible assets. The cash provided by operating activities in 2009 includes $9.2 million of cash received from an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings, Inc. Of the $9.2 million of cash received, $5.0 million was recorded as income in 2009 and $4.2 million as settlement of an outstanding receivable.

Depreciation and intangible asset amortization expense in 2009 was $13.9 million and $4.7 million, respectively, as compared to $16.7 million and $4.1 million, respectively, in 2008. The decrease in depreciation expense in 2009 compared to the prior year reflects the Company’s efforts to reduce capital expenditures during 2009.

Cash used in investing activities

Cash used investing activities was $0.9 million in 2009 compared to $26.2 million of cash used in investing activities during 2008. The favorable change in cash flow from investing activities in 2009 compared to the prior year is principally due to a decrease in capital expenditures and acquisitions year-over-year. In addition, the cash flow from investing activities in 2009 reflects proceeds of $5.1 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as held for sale at year-end 2008. Capital expenditures were $5.3 million in 2009 compared to $14.9 million in 2008. Cash used in investing activities includes acquisitions in 2009 of $0.7 million compared to $12.8 million in 2008. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $10.0 to $18.5 million annually. During the next three years, the Company expects to incur capital investment and related costs in information technology systems to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities

Cash used in financing activities in 2009 was $63.2 million compared to $0.6 million in 2008. The cash used in financing activities in 2009 reflects $58.3 million of net payments on debt compared to $28.0 million of net proceeds from debt in 2008. The debt payments in 2009 include $20.0 million of prepayments made by the Company to its lenders in June 2009 pursuant to the June 11, 2009 debt agreement amendments, as well as additional paydowns of its revolving credit facility using cash generated from operations during 2009. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangements” section below for further information. The Company used $4.3 million to purchase shares of its common stock during 2009, all of which occurred in the first quarter, compared to common stock purchases of $27.4 million during 2008. In addition, the Company received proceeds of $1.9 million from the issuance of common stock during 2009 compared to $2.2 million in 2008, attributable in both periods to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. The Company paid dividends of $1.5 million in 2009, compared to $3.4 million in 2008. The decrease in dividends paid in 2009 was due to a dividend restriction resulting from the Company’s June 2009 amendments to its revolving credit agreement. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. In January 2010, the Company entered into an amended and restated credit agreement with its lenders. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The financial covenants in the amended and restated credit agreement do not specifically restrict future dividend payments; however, dividend payments are included in restricted payments, along with stock repurchases and certain other payments, for which there is a $5.0 million annual limitation. For the first quarter of 2010, the Company increased its quarterly dividend to $0.04 per share, or approximately $1.0 million per quarter, and, subject to declarations at the discretion of the Board of Directors, expects quarterly dividends at this rate to continue throughout 2010.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

Borrowings and Debt Agreements at December 31, 2009

In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15.0 million to $45.0 million annually, increased the Company’s allowable maximum acquisition amount from $50.0 million to $75.0 million annually and increased the Company’s permitted foreign subsidiary investment amount from $60.0 million to $120.0 million. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7.9 million of the outstanding revolving credit balance at December 31, 2008 was paid at closing and $2.6 million was paid later in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. This credit facility has since been terminated in connection with the Company’s January 2010 refinancing. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The total balance outstanding under the revolving credit agreement at December 31, 2009 was $19.9 million and is included in Long-term debt on the December 31, 2009 Consolidated Balance Sheets.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the original principal amount of $10.0 million, will mature in January 2010. The second and third notes, each in the original principal amount of $20.0 million, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5.2 million of the combined principal of the three notes was paid at closing and $1.8 million was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8.6 million matures in January 2010, and $17.2 million will mature in both 2011 and 2012. Additionally as amended, the first, second and third notes bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The total outstanding balance of these notes, $43.0 million, is included on the December 31, 2009 Consolidated Balance Sheets as follows: $8.6 million is included in Current maturities of long-term debt and $34.4 million is included in Long-term debt.

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15.0 million and Tranche B, for $10.0 million. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2.1 million from 2007 to 2013, and the Tranche B note was payable in annual installments of $1.4 million from 2008 to 2014. Pursuant to the 2009 amendment, $1.9 million of the combined principal of the two notes was paid at closing and $0.6 million was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1.8 million from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1.2 million from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2.1 million on each December 31 and $1.4 million on each April 1). The originally scheduled Tranche B installment payment of $1.4 million was paid when due in April 2009. The amended scheduled Tranche A installment payment of $1.8 million was paid when due in December 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, $13.5 million, is included on the December 31, 2009 Consolidated Balance Sheets as follows: $3.1 million is included in Current maturities of long-term debt and $10.4 million is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at December 31, 2009; however, a $0.8 million Canadian dollar letter of credit had been issued against funds available under the credit line.

2009 Amendments to Revolving Credit Facility and Note Purchase Agreements

As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants at December 31, 2008 and March 31, 2009. On June 11, 2009, the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:

•	reduced the size of the Company’s revolving credit facility by $32.5 million, from $115.0 million (expandable to $125.0 million) to $82.5 million;

•	after the payment of $2.6 million in June 2009, the size of the Company’s revolving credit facility was further reduced to $80.0 million;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009, decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

•	amended the credit facility’s pricing terms, including increasing the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bpts”), depending on the cash flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bpts per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bpts;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $0.3 million per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	required the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17.5 million, from $25.0 million, during any fiscal year; and

•	provided a waiver for any noncompliance with certain financial covenants, as well as covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.

In addition, all amounts due under the credit facility and the outstanding senior notes became fully secured through liens on substantially all of the Company’s and its domestic subsidiaries’ personal property.

As part of the credit facility amendments, the note purchase agreements associated with the Company’s outstanding senior notes were amended to include financial and other covenants that were the same as or substantially equivalent to the revised financial and other covenants under the amended credit facility.

2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At closing, the applicable margin was 300 basis points, resulting in an interest rate at closing of 3.22 percent.

Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2010 and succeeding years on the Company’s other long-term debt obligations.

Outstanding obligations due under the facility continue to be secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at December 31, 2009.

Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.

Management believes that the level of working capital is adequate for the Company’s liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its operations, either through currently available cash and cash generated from future operations, or pursuant to its renegotiated credit facility. The Company’s ability to realize its near-term business objectives is subject to, among other things, its ability to remain in compliance with its covenants under its debt arrangements. Based on its 2010 business plan, which contains a number of assumptions related to economic trends and the Company’s business and operations, the Company presently expects to remain in compliance with its debt covenants for the foreseeable future; however compliance in 2010 and thereafter remains subject to many variables, including those described under “Risk Factors” contained in this report.

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

Cash flows from its historically profitable operations have permitted the Company to re-invest in the business through capital expenditures and acquisitions of complementary businesses. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $10.0 to $18.5 million annually. During the next three years, the Company expects to incur capital investment and related costs in information technology systems to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Also, over the next five years, the Company’s two and a half-year revolving credit facility and all of its long-term private placement debt matures. The Company’s total contractual obligations over the next five years total approximately $163 million, including all debt obligations (see contractual obligation table below.) At this time, the Company believes that cash flow from operations and its ability to refinance its maturing debt obligations will be sufficient to finance the Company during the next five years, assuming no significant business acquisitions. If a significant acquisition is undertaken in the next five years, the Company would likely need to access the debt and equity markets to finance such an acquisition.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

	Payments Due by Period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(In thousands)

Debt obligations	$77,565	$12,858	$60,406	$4,301	$—
Interest on debt(1)	8,693	4,467	3,841	385	—
Operating lease obligations	57,076	13,079	22,371	13,826	7,800
Purchase obligations	8,445	7,415	1,030	—	—
Deferred compensation	2,061	62	31	31	1,937
Multiemployer pension withdrawal	9,200	9,200	—	—	—
Uncertain tax positions(2)	—	—	—	—	—

Total	$163,040	$47,081	$87,679	$18,543	$9,737

(1)	Reflects scheduled interest payments on fixed-rate debt. Variable-rate interest on approximately $19,850 of variable rate debt under its revolving credit agreement as of December 31, 2009 is excluded because regular interest payments are not scheduled and fluctuate depending on outstanding principal balance and market-rate interest levels.

(2)	As of December 31, 2009, the Company’s total liability for uncertain tax positions was $18,137, including $1,878 of accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Purchase obligations resulting from purchase orders entered in the normal course of business are not significant. The Company’s major manufacturing cost is employees’ labor.

The Company expects to fund future contractual obligations through funds generated from operations, together with general company financing transactions.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that the following are the most critical accounting estimates that could have an effect on Schawk’s reported results.

Accounts Receivable.  The Company’s clients are primarily consumer product manufacturers, advertising agencies; retailers, both grocery and non-grocery, and entertainment companies. Accounts receivable consist primarily of amounts due to Schawk from its normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on the aging of its outstanding receivables, its historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts and credit memos of $1.6 million was established at December 31, 2009, compared to an allowance of $3.1 million at December 31, 2008. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense.

Impairment of Long-Lived Assets.  The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the consumer packaging industry, a loss of a major customer or several customers, a significant decrease in the market value of an asset, a significant adverse change in the manner in which an asset is used or an adverse change in the physical condition of an asset. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions. During 2009, the Company recorded an impairment charge of $1.4 million, principally for land and buildings where the carrying values could not be supported by current appraised market values and reflected this expense as Impairment of long-lived assets in the Consolidated Statements of Operations at December 31, 2009. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, resulting in future additional impairment charges.

Goodwill and Other Acquired Intangible Assets.  The Company has made acquisitions in the past that included a significant amount of goodwill, customer relationships and, to a lesser extent, other intangible assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Customer relationships and other intangible assets are amortized over their useful lives and are tested for impairment when events and circumstances indicate that an impairment condition may exist. Events that may indicate potential impairment include a loss of, or a significant decrease in volume from, a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. When a potential impairment condition has been identified, an impairment test of the intangible asset is performed, based on estimated future undiscounted cash flows. During 2009, the Company recorded an impairment write-down of $0.1 million for a customer relationship intangible asset for which it was determined that future estimated cash flows did not support the carrying value. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future. The Company did not identify any other events or changes in circumstances that would indicate an impairment condition existed at December 31, 2009, with respect to its intangible assets other than goodwill.

The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company historically performed its annual impairment test as of December 31; however, in the fourth quarter of 2008 the Company changed its annual test date to October 1.

In the third quarter of 2009, the Company restructured its operations on a geographic basis, in three areas: North America, Europe and Asia Pacific (see Note 18 — Segment and Geographic Reporting). The Company allocated goodwill to the new segments on a relative fair value basis and relied on the goodwill impairment analysis performed as of June 30, 2009, which indicated no impairment of the assigned goodwill.

The Company performed its 2009 goodwill impairment test as of October 1, 2009. The Company assigned its goodwill to multiple reporting units on a geographic basis at the operating segment level in accordance with the Segment Reporting Topic of the Codification, ASC 280. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill.

Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired.

The Company performed its 2008 impairment test as of October 1, 2008. In accordance with the Intangibles — Goodwill and Other Topic of the Codification, ASC 350, the Company assigned its goodwill to multiple reporting units, mainly on a geographic basis at a level below the operating segments. The test indicated that goodwill assigned to the Company’s European and Anthem reporting units was impaired by $30.7 million and $17.3 million, respectively, as of October 1, 2008, which was recorded in the fourth quarter of 2008. With the segment reorganization in the third quarter of 2009, the impairment of goodwill was reassigned to the new segments as follows: North America — $14.3 million, Europe — $32.7 million and Asia Pacific — $1.0 million. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.

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

Income Taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit Schawk, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, the Company adopted the provisions of Income Taxes Topic of the Codification, ASC 740, that contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. See Note 11 — Income Taxes to the Consolidated Financial Statements for further discussion.

The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income tax rules limiting the availability of the losses to offset future taxable income.

Exit Reserves.  The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. During 2009, the Company recorded a reduction to its exit reserves for the Benchmark acquisition in the amount of $0.1 million as a credit to goodwill and an increase to its exit reserves for Seven and Winnetts for $1.0 million as a charge to income, primarily due to changes in sublease assumptions at the vacated facilities. At December 31, 2009, the Company had exit reserves of approximately $2.4 million that were included in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets, for exit activities completed in 2005 and 2006, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Note 2 — Acquisitions to the Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 and ASU 2009-14 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued a final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codificationtm (also referred to as Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC did not change GAAP but reorganized existing US accounting and reporting standards issued by the FASB and other related private sector standard setters. The Company began to reference the ASC when referring to GAAP in its financial statements starting with the third quarter of 2009. Additionally, because the ASC does not change GAAP, the Company references the applicable ASC section for all periods presented (including periods before the authoritative release of ASC), except for the grandfathered guidance not included in the Codification. The change to ASC did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued accounting guidance regarding subsequent events. This guidance, found under the Subsequent Events Topic of the Codification, ASC 855, and effective for interim or annual periods ending after June 15, 2009, establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance as of June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. In February 2010, the FASB amended the Accounting Standards Codification as summarized in Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance, found under the Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest Subtopic of the Codification, ASC 805-20,

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

In December 2007, the FASB issued accounting guidance regarding business combinations. This accounting guidance, found under the Business Combinations Topic of the Codification, ASC 805, retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. ASC 805 expands the disclosures previously required, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. ASC 805 changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of FASB guidance included in ASC 805 will have an impact on its results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.

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

Interest Rate Exposure

The Company has $19.9 million of variable rate debt outstanding at December 31, 2009 and expects to use its variable rate credit facilities during 2010 and beyond to fund acquisitions and cash flow needs. The debt is variable to the Eurocurrency and prime rates. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. An adverse change of 10 percent in interest rates (from 5.1 percent at December 31, 2009 to 5.6 percent) would add approximately $0.1 million of interest cost annually based on the variable rate debt outstanding at December 31, 2009. The Company historically has not actively managed interest rate exposure on variable rate debt or hedged its interest rate exposures. However, the Company is currently reviewing its interest rate management policies and procedures to ascertain the merits of hedging its interest rate exposures. The Company’s $57.7 million in outstanding fixed rate debt is fixed at rates that range from 8.81 percent to 9.17 percent.

Foreign Exchange Exposure

The Company is subject to changes in various foreign currency exchange rates. The Company’s principal currency exposures relate to the British Pound, Canadian Dollar, Euro, Chinese Yuan Renminbi, Malaysian Ringgit, Japanese Yen, Indian Rupee and the Australian Dollar. The Company’s 2009 results of operations were unfavorably affected by an increase in the average value of the US dollar relative to most foreign currencies. An adverse change of 10 percent in exchange rates would have resulted in a decrease in sales of $11.8 million, or 2.6 percent, and a decrease in income before income taxes of $1.3 million, or 4.9 percent, for the year ended December 31, 2009.

For the years ended December 31, 2009 and December 31, 2008, the Company recorded pre-tax foreign exchange gains (losses) of $0.5 million and $(4.3 million) respectively. These gains (losses) were recorded by international subsidiaries primarily for unhedged currency exposure arising from intercompany debt obligations. These gains (losses) are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. The Company has not historically hedged its foreign currency exposures. However, the Company is currently reviewing its foreign currency management policies and procedures to ascertain the merits of hedging its foreign currency exposures.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schawk, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

Chicago, Illinois
March 15, 2010

Schawk, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$12,167	$20,205
Trade accounts receivable, less allowance for doubtful accounts of $1,619 in 2009 and $3,138 in 2008	88,822	83,218
Inventories	20,536	23,617
Prepaid expenses and other current assets	8,192	11,243
Income tax receivable	2,565	3,348
Assets held for sale	—	6,555
Deferred income taxes	992	2,765

Total current assets	133,274	150,951
Property and equipment, net	50,247	58,325
Goodwill	187,664	184,037
Other intangible assets, net	37,605	39,125
Deferred income taxes	1,424	2,752
Other assets	6,005	5,163

Total assets	$416,219	$440,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$16,957	$20,694
Accrued expenses	64,079	51,934
Deferred income taxes	205	82
Income taxes	14,600	—
Current portion of long-term debt	12,858	23,563

Total current liabilities	108,699	96,273

Long-term liabilities:
Long-term debt	64,707	112,264
Deferred income taxes	2,059	1,858
Other long-term liabilities	15,920	29,137

Total long-term liabilities	82,686	143,259

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 29,855,796 and 29,478,456 shares issued at December 31, 2009 and 2008, respectively, 25,108,894 and 25,218,566 shares outstanding at December 31, 2009 and 2008, respectively	220	217
Additional paid-in capital	191,701	187,801
Retained earnings	85,953	68,016
Accumulated comprehensive income, net	7,804	1,368

	285,678	257,402
Treasury stock, at cost, 4,746,902 and 4,259,890 shares of common stock at December 31, 2009 and 2008, respectively	(60,844)	(56,581)

Total stockholders’ equity	224,834	200,821

Total liabilities and stockholders’ equity	$416,219	$440,353

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net sales	$452,446	$494,184	$544,409
Cost of sales	281,372	329,814	352,015

Gross profit	171,074	164,370	192,394
Selling, general, and administrative expenses	130,576	148,596	131,024
Acquisition integration and restructuring expenses	6,459	10,390	—
Indemnity settlement income	(4,986)	—	—
Multiemployer pension withdrawal expense	1,800	7,254	—
Impairment of long-lived assets	1,441	6,644	1,197
Impairment of goodwill	—	48,041	—

Operating income (loss)	35,784	(56,555)	60,173
Other income (expense):
Interest income	535	291	297
Interest expense	(9,225)	(6,852)	(9,214)

	(8,690)	(6,561)	(8,917)

Income (loss) before income taxes	27,094	(63,116)	51,256
Income tax provision (benefit)	7,597	(3,110)	20,658

Net income (loss)	$19,497	$(60,006)	$30,598

Earnings (loss) per share:
Basic	$0.78	$(2.24)	$1.14
Diluted	$0.78	$(2.24)	$1.10
Weighted average number of common and common equivalent shares outstanding:
Basic	24,966	26,739	26,869
Diluted	25,001	26,739	27,701
Dividends per Class A common share	$0.0625	$0.13	$0.13

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income (loss)	$19,497	$(60,006)	$30,598
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	13,924	16,693	17,574
Amortization	4,729	4,058	3,779
Impairment of goodwill	—	48,041	—
Impairment of long-lived assets	1,441	6,644	1,197
Non-cash restructuring charge	210	628	—
Deferred income taxes	3,200	(8,452)	1,323
Amortization of deferred financing fees	1,027	168	437
Loss (gain) on sale of equipment	(111)	362	(852)
Share-based compensation expense	1,737	1,385	1,011
Tax benefit from stock options exercised	(222)	(100)	(608)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(3,278)	25,184	21,204
Inventories	3,576	(2,936)	883
Prepaid expenses and other assets	1,438	969	(4,408)
Trade accounts payable, accrued expenses and other liabilities	(539)	3,075	(5,884)
Income taxes	9,801	(2,465)	4,175

Net cash provided by operating activities	56,430	33,248	70,429

Cash flows from investing activities
Proceeds from disposal of property and equipment	5,087	1,189	2,605
Purchases of property and equipment	(5,257)	(14,912)	(18,121)
Acquisitions, net of cash acquired	(739)	(12,784)	(21,384)
Other	(19)	309	(261)

Net cash used in investing activities	(928)	(26,198)	(37,161)

Cash flows from financing activities
Issuance of common stock	1,945	2,208	4,116
Proceeds from issuance of long-term debt	113,081	185,479	133,220
Payments of long-term debt including current maturities	(171,343)	(157,446)	(166,665)
Tax benefit from stock options exercised	222	100	608
Payment of deferred financing fees	(1,243)	(89)	—
Cash dividends	(1,547)	(3,411)	(3,474)
Purchase of common stock	(4,277)	(27,430)	(42)

Net cash used in financing activities	(63,162)	(589)	(32,237)

Effect of foreign currency rate changes	(378)	1,990	546

Net increase (decrease) in cash and cash equivalents	(8,038)	8,451	1,577
Cash and cash equivalents beginning of period	20,205	11,754	10,177

Cash and cash equivalents end of period	$12,167	$20,205	$11,754

Supplementary cash flow disclosures:
Dividends issued in the form of Class A common stock	$13	$24	$24
Cash paid for interest	$6,446	$5,494	$7,574
Cash paid (refunds received) for income taxes, net	$(5,082)	$6,481	$15,923

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2008 and 2009

	Class A
	Common	Class A	Additional		Accumulated		Total
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
	(In thousands, except share amounts)

Balance at December 31, 2006	26,620,810	$212	$178,432	$105,060	$6,655	$(29,160)	$261,199
Net income	—	—	—	30,598	—	—	30,598
Foreign currency translation adjustment	—	—	—	—	7,507	—	7,507

Total comprehensive income	—	—	—	—	—	—	38,105

Adoption of ASC 740	—	—	(53)	(703)	—	—	(756)
Sale of Class A common stock	345,754	3	3,266	—	—	—	3,269
Tax benefit from stock options exercised	—	—	608	—	—	—	608
Purchase of Class A treasury stock	(2,146)	—	—	—	—	(42)	(42)
Stock issued under employee stock purchase plan	47,683	1	846	—	—	—	847
Share-based compensation expense	—	—	1,011	—	—	—	1,011
Issuance of Class A common stock under dividend reinvestment program	1,381	—	—	(24)	—	26	2
Cash dividends	—	—	—	(3,474)	—	—	(3,474)

Balance at December 31, 2007	27,013,482	216	184,110	131,457	14,162	(29,176)	300,769
Net loss	—	—	—	(60,006)	—	—	(60,006)
Foreign currency translation adjustment	—	—	—	—	(12,794)	—	(12,794)

Total comprehensive loss	—	—	—	—	—	—	(72,800)

Sale of Class A common stock	142,533	1	1,431	—	—	—	1,432
Tax benefit from stock options exercised	—	—	100	—	—	—	100
Purchase of Class A treasury stock	(2,000,000)	—	—	—	—	(27,430)	(27,430)
Stock issued under employee stock purchase plan	60,657	—	775	—	—	—	775
Share-based compensation expense	—	—	1,385	—	—	—	1,385
Issuance of Class A common stock under dividend reinvestment program	1,894	—	—	(24)	—	25	1
Cash dividends	—	—	—	(3,411)	—	—	(3,411)

Balance at December 31, 2008	25,218,566	217	187,801	68,016	1,368	(56,581)	200,821
Net income	—	—	—	19,497	—	—	19,497
Foreign currency translation adjustment	—	—	—	—	6,436	—	6,436

Total comprehensive income	—	—	—	—	—	—	25,933

Sale of Class A common stock	309,997	2	1,387	—	—	—	1,389
Tax benefit from stock options exercised	—	—	222	—	—	—	222
Purchase of Class A treasury stock	(488,700)		—	—	—	(4,277)	(4,277)
Stock issued under employee stock purchase plan	69,031	1	554	—	—	—	555
Share-based compensation expense	—	—	1,737	—	—	—	1,737
Issuance of Class A common stock under dividend reinvestment program	—	—	—	(13)	—	14	1
Cash dividends	—	—	—	(1,547)	—	—	(1,547)

Balance at December 31, 2009	25,108,894	$220	$191,701	$85,953	$7,804	$(60,844)	$224,834

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Schawk, Inc.

Notes to Consolidated Financial Statements
(In thousands, except per share data)

Note 1 —	Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported immaterial amounts have been reclassified to conform to the current-period presentation.

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

Approximately 20 percent of total inventories in 2009 and 13 percent in 2008 are determined on the last in, first out (LIFO) cost basis. The remaining raw materials inventories are determined on the first in, first out (FIFO) cost basis. The Company evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment, including capitalized leases, is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 30 years.

Goodwill

Acquired goodwill is not amortized, but instead is subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with the Intangibles — Goodwill and Other Topic of the Codification, ASC 350, goodwill must be tested for impairment at the reporting unit level. In the third quarter of 2009, the Company restructured its operations on a geographic basis, in three areas: North America, Europe and Asia Pacific. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of ASC 350 and the relevant provisions of the Segment Reporting Topic of the Codification, ASC 280, and related interpretive literature, were defined on a geographic basis corresponding to the Company’s realigned operating segments.

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

The Company had historically performed its annual goodwill test as of December 31st of each year, but during 2008, the Company changed its annual goodwill testing date from year-end to October 1. The Company performed its 2009 goodwill test as of October 1, 2009 and determined that no impairment of goodwill was indicated. In 2008, when performing the required goodwill test as of October 1, 2008, the Company determined that goodwill allocated to its Europe and former Anthem reporting units was impaired and recorded an impairment adjustment in the amount of $48,041. See Note 7 — Goodwill and Intangible Assets for further information.

Software Developed for Internal Use

The Company capitalizes certain direct development costs associated with internal-use computer software in accordance with the Internal-Use Software Subtopic of the Codification, ASC 350-40. These costs are incurred during the application development stage of a project and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. The costs capitalized are primarily employee compensation and outside consultant fees incurred to develop the software prior to implementation. These costs are recorded as fixed assets in computer software and licenses and are amortized over a period of from three to seven years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

During 2008, software that had been capitalized by the Company in accordance with ASC 350-40 was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the assets might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs. As a result of these circumstances, the Company wrote down the capitalized costs of the software to fair value. The amount of this write-down, recorded in 2008, was $2,336 and is included in Impairment of long-lived assets in the Consolidated Statement of Operations. The expense was recorded in Corporate.

Software Developed for Sale to Customers

The Company’s policy for capitalization of internally-developed software for sale to customers is in accordance with the Costs to Be Sold, Leased, or Marketed Subtopic of the Codification Software Topic, ASC 985-20. Substantially all costs are incurred prior to the point at which technological feasibility is established for the computer software under development and as such are charged to expense when incurred.

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

During 2009 and 2008, respectively, the Company recorded $1,441 and $6,644 of impairments related to long-lived assets. See Note 6 — Impairment of Long-lived Assets for more information.

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

The Company’s products and services are sold directly through its worldwide sales force and revenue is recognized at the time the products and/or services are delivered, either electronically or through traditional shipping methods, after satisfaction of all the terms and conditions of the underlying arrangement. When the Company provides a combination of products and services to clients, the arrangement is evaluated under the Multiple-Element Arrangements Subtopic within the Revenue Recognition Topic of the Codification, ASC 605-25. ASC 605-25 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities.

The Company also derives revenue through its Digital Solutions businesses from the sale of software, software implementation services, technical support services and managed application service provider (ASP) services. The Company recognizes revenue related to the sales in accordance with the Revenue Recognition Topic within the Software Topic of the Codification, ASC 985-605. In multiple element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered elements cannot be determined, which is the case for the majority of the Company’s software revenue arrangements, the Company defers revenue for the delivered elements until undelivered elements are delivered and revenue is recognized ratably over the term of the underlying client contract, when obligations have been satisfied. For services performed on a time and materials basis where no other elements are included in the client contract, revenue is recognized upon performance once the criteria of SAB 104 have been met.

Vendor Rebates

The Company has entered into agreements with several of its major suppliers for fixed rate discounts and volume discounts, primarily received in cash, on materials used in its production process. Some of the discounts are determined based upon a fixed discount rate, while others are determined based upon the purchased volume during a given period, typically one year. The Company is following the guidance in the Customer Payments and Incentives Topic within the Revenue Recognition Topic of the Codification, ASC 605-50, as it is recognizing the amount of the discounts as a reduction of the cost of materials either included in raw materials or work in process inventories or as a credit to cost of goods sold to the extent that the product has been sold to a customer. The Company recognizes the amount of volume discounts based upon an estimate of purchasing levels for a given period, typically one year, and past experience with a particular vendor. Some rebate payments are received monthly while others are received quarterly. Historically, the Company has not recorded significant adjustments to estimated vendor rebates.

Customer Rebates

The Company has rebate agreements with certain customers. The agreements offer discount pricing based on volume over a multi-year period. The Company accrues the estimated rebates over the term of the agreement. The Company accounts for changes in the estimated rebate amounts when it has been determined that the estimated sales for the rebate period have changed.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in Net sales in the Consolidated Statements of Operations. Shipping and handling costs are included in inventory for jobs-in-progress and included in Cost of sales in the Consolidated Statements of Operations when jobs are completed and revenue is recognized.

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

The Company has amended its accounting policy related to the quantification and valuation of deferred tax assets which may be limited as to use. Under certain tax rules, net operating losses and other tax attributes may be limited in use based upon the occurrence of certain events, such as changes of ownership or changes in business continuity. When an event of this type occurs, the deferred tax assets may not be used in full to offset future tax liabilities. The Company has historically included these limited tax attributes in its inventory of deferred tax assets, offset by a full valuation allowance. The Company will no longer reflect deferred tax assets that become subject to these limitations, nor will corresponding valuation allowances for these items be required.

Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries which are considered to be permanently invested overseas.

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. In June 2006, the Financial Accounting Standards Board issued guidance related to accounting for uncertainty in income taxes, codified within the Income Taxes Topic of the Codification, ASC 740, which was adopted by the Company on January 1, 2007. ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures of unrecognized tax benefits.

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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at December 31, 2009 and 2008, except as follows:

	December 31,
	2009	2008

Fair value of fixed-rate notes payable	$57,449	$65,262
Carrying value of fixed-rate notes payable	$56,533	$69,286

The carrying value of amounts outstanding under the Company’s revolving credit agreement is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s fixed rate notes payable is based on quoted market prices (Level 1 within the fair value hierarchy). Under the Financial Instruments Topic of the Codification, ASC 825, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under ASC 825 for any of its financial assets or liabilities.

During 2009 and 2008, the Company has undertaken restructuring activities, as discussed in Note 3 — Acquisition Integration and Restructuring, tested its goodwill as discussed in Note 7 — Goodwill and Other Intangible Assets, and recorded certain asset impairments as discussed in Note 6 — Impairment of Long-Lived Assets. These activities required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on certain asset groups to test for potential impairment. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of the Stock Compensation Topic of the Codification, ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC 718 supersedes the

Company’s previous accounting methodology using the intrinsic value method. Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation expense recognized during years subsequent to 2005 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with ASC 718 and using an accelerated expense attribution method. Compensation expense during years subsequent to 2005 for share-based awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of ASC 718.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 and ASU 2009-14 may have on the Company’s consolidated financial statements.

In June 2009, the FASB issued a final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codificationtm (also referred to as Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC did not change GAAP but reorganized existing US accounting and reporting standards issued by the FASB and other related private sector standard setters. The Company began to reference the ASC when referring to GAAP in its financial statements starting with the third quarter of 2009. Additionally, because the ASC does not change GAAP, the Company references the applicable ASC section for all periods presented (including periods before the authoritative release of ASC), except for the grandfathered guidance not included in the Codification. The change to ASC did not have an impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued accounting guidance regarding subsequent events. This guidance, found under the Subsequent Events Topic of the Codification, ASC 855, and effective for interim or annual periods ending after June 15, 2009, establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance as of June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. In February 2010, the FASB amended the Accounting Standards Codification as summarized in Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance, found under the Business Combinations — Identifiable Assets and Liabilities, and Any Noncontrolling Interest Subtopic of the Codification, ASC 805-20,

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

In December 2007, the FASB issued accounting guidance regarding business combinations. This accounting guidance, found under the Business Combinations Topic of the Codification, ASC 805, retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. ASC 805 expands the disclosures previously required, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. ASC 805 changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business. As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of FASB guidance included in ASC 805 will have an impact on its results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.

According to the Transition and Open Effective Date Information of the ASC Business Combinations Topic, ASC 805-10-65, after January 1, 2009 the acquirer shall record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to the acquired businesses. ASC 805, effective for all business combinations with an acquisition date in the first annual period following December 15, 2008, was adopted by the Company as of January 1, 2009.

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

Note 2 —	Acquisitions

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

The purchase price of $10,456 consisted of $8,102 paid in cash to the seller at closing, $2,026 retained in an escrow account, less $245 received from the sellers for a Net Working Capital and Tangible Net Equity adjustment plus $573 paid for acquisition-related professional fees.

The Company has recorded a purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is not deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$1,193
Inventory	3
Other current assets	78
Fixed assets	146
Goodwill	7,427
Customer relationships	5,008
Trade names	56
Accounts payable	(472)
Accrued expenses	(634)
Income tax payable	(134)
Deferred income taxes	(840)
Other long term liabilities	(1,805)

Total cash paid at closing, net of $430 cash acquired	$10,026

The purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes is achieved for the fiscal year ended March 31, 2009. At December 31, 2009, $3 was recorded for an estimated purchase price adjustment based on the seller’s preliminary financial statements for the fiscal year ended March 31, 2009, and the additional purchase price was allocated to goodwill. The purchase price adjustment is expected to be paid in the first quarter of 2010, contingent on receipt of the seller’s audited financial statements and agreement upon certain earnings adjustments specified in the purchase agreement.

The weighted-average amortization period of the customer relationship and trade name intangible assets is 5.9 years. The intangible asset amortization expense was $891 for the year ended December 31, 2009, and will be approximately $858 each year in 2010 through 2014.

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

The purchase price of $2,470 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment, and $74 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.

The Share Sale Agreement provides that the purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar years 2008 and 2009. During 2009, the Company paid $235 to the former owners for a purchase price adjustment for the first earnout period ended December 31, 2008 and has accrued $447 at December 31, 2009 for an estimated purchase price adjustment for the second earnout period ended December 31, 2009, which is expected to be settled in 2010. The additional purchase price recorded for both years has been allocated to goodwill.

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

The purchase price of $3,328 consisted of $1,792 paid in cash to the seller at closing, $1,193 paid to escrow accounts, $178 paid for an estimated net tangible asset adjustment and $165 paid for acquisition-related professional fees. The Company has recorded a purchase price allocation based upon a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.

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

The base purchase price of $12,109 consisted of $11,367 paid in cash to the seller at closing, $588 paid to the seller in April 2008 for a working capital adjustment based on the final closing date balance sheet and $154 paid for acquisition-related professional fees. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.

The acquisition agreement provides that the purchase price may be increased if certain thresholds of earnings before interest and taxes are exceeded for the fiscal years ending September 30, 2008, September 30, 2009 and September 30, 2010. Because the earnings threshold was exceeded for the fiscal year ended September 30, 2008, the Company paid $670 to the former owner in the first quarter of 2009 for a purchase price adjustment and allocated the additional purchase price to goodwill. The Company has not paid a purchase price adjustment for the fiscal year ended September 30, 2009 because the earnings before interest and taxes for this period was below the required threshold. If the earnings threshold is exceeded for the fiscal year ending September 30, 2010, the purchase price allocation will be adjusted to reflect this additional purchase price adjustments in the period earned.

Schawk India, Ltd.

The Company acquired 50 percent of a company currently known as Schawk India, Ltd., which provides artwork management, pre media and print management services, in February 2005 as part of the Company’s acquisition of Seven Worldwide Holdings, Inc. and acquired an additional 40 percent on July 1, 2006. The net assets and results of operations of Schawk India, Inc., net of minority interest, have been included in the consolidated financial statements in the Asia Pacific operating segment since July 1, 2006.

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

Benchmark Marketing Services, LLC

On May 31, 2007, the Company acquired the operating assets of Benchmark Marketing Services, LLC (“Benchmark”), a Cincinnati, Ohio-based creative design agency that provides services to consumer products companies. The net assets and results of operations of Benchmark are included in the Consolidated Statement of Operations beginning June 1, 2007 in the North America operating segment. This business was acquired to gain an established workforce in the Cincinnati area to complement the Company’s existing Anthem Cincinnati creative design operation.

The base purchase price of $5,833 consisted of $5,213 paid in cash to the seller at closing, $550 paid to the seller for a working capital adjustment based on the closing date balance sheet and $70 paid for acquisition-related professional fees. In addition, the Company recorded a reserve of $666 as of the acquisition date for the estimated expenses associated with vacating the leased premises that Benchmark then occupied. Based on an integration plan formulated at the time of the acquisition, it was determined that the Benchmark operations would be merged with the Company’s existing Anthem Cincinnati operations. The Anthem Cincinnati facility was expanded and upgraded to accommodate the combined operations and Benchmark relocated to this facility in October 2008. The initial reserve and subsequent reserve modifications were recorded as adjustments to goodwill in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25, and as adjustments to current and non-current liabilities. There was no reserve balance remaining as of December 31, 2009.

The following table summarizes the reserve activity from December 31, 2007 through December 31, 2009:

	Balance			Balance
	December 31,			December 31,
	2007	Adjustments	Payments	2008

Facility closure cost	$666	$(198)	$(42)	$426

	Balance			Balance
	December 31,			December 31,
	2008	Adjustments	Payments	2009

Facility closure cost	$426	$(78)	$(348)	$—

The acquisition agreement provides that the purchase price may be adjusted if certain sales targets are exceeded for the fiscal years ended May 31, 2008, and May 31, 2009. No purchase price adjustment was recorded for either fiscal year because the sales targets were not achieved.

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

The purchase price of $4,865 consisted of $4,813 paid in cash to the seller and $52 of acquisition-related professional fees. The Company recorded a purchase price allocation based upon a tangible and intangible asset fair value appraisal provided by an independent consulting firm. The purchase agreement, as amended, provides for potential increases to the purchase price if certain earning thresholds are exceeded for the years 2006 through 2008 and for the six-month period ended June 30, 2009. No earn-out was due for 2006 because the earning threshold was not met. The Company paid $943 in the first quarter of 2008 to the former owner of WBK, Inc. for the earn-out due for the year 2007. The additional purchase price was allocated to goodwill. No earn-out was due for the year 2008 or for the six-month period ended June 30, 2009 because the sales and earnings thresholds were not achieved.

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

The Company recorded an estimated exit reserve at January 31, 2005 in the amount of $12,775. The major expenses included in the exit reserve were employee severance and lease termination expenses. As management of the Company completed its assessment of the acquired operations, additional amounts were added to the initial reserve estimate. The initial reserve and subsequent reserve modifications were recorded in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25, where decreases subsequent to the twelve month period following the acquisition date adjust the goodwill balance and increases are charges to operating results in the period, and as adjustments to current and non-current liabilities. The reserve balance related to facility closings will be paid over the term of the leases of the closed facilities, with the longest lease expiring in 2015. The adjustments recorded during 2009 are primarily the result of changes in sub-lease assumptions for a sub-tenant of the vacated facility, as well as foreign currency translation changes.

The remaining reserve balance of $2,117 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2009.

The following table summarizes the reserve recorded at January 31, 2005 and the activity through December 31, 2009:

	Balance			Balance
	January 31,			December 31,
	2005	Adjustment	Payments	2005

Employee severance	$7,075	$5,092	$(6,721)	$5,446
Facility closure cost	5,700	5,171	(1,223)	9,648

Total	$12,775	$10,263	$(7,944)	$15,094

	Balance			Balance
	December 31,			December 31,
	2005	Adjustment	Payments	2006

Employee severance	$5,446	$155	$(5,263)	$338
Facility closure cost	9,648	1,873	(2,930)	8,591

Total	$15,094	$2,028	$(8,193)	$8,929

	Balance			Balance
	December 31,			December 31,
	2006	Adjustment	Payments	2007

Employee severance	$338	$(81)	$(187)	$70
Facility closure cost	8,591	(3,183)	(1,557)	3,851

Total	$8,929	$(3,264)	$(1,744)	$3,921

	Balance			Balance
	December 31,			December 31,
	2007	Adjustment	Payments	2008

Employee severance	$70	$(70)	$—	$—
Facility closure cost	3,851	(1,052)	(925)	1,874

Total	$3,921	$(1,122)	$(925)	$1,874

	Balance			Balance
	December 31,			December 31,
	2008	Adjustment	Payments	2009

Facility closure cost	$1,874	$970	$(727)	$2,117

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

In connection with its acquisition of the assets of Winnetts, the Company established a facility exit reserve at December 31, 2004 in the amount of $2,500, primarily for employee severance and lease abandonment expenses. The exit reserve balance related to employee severance was paid during 2006. The exit reserve related to the facility closure will be paid over the term of the lease, which expires in 2014. The initial reserve and subsequent reserve modifications were recorded in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25, where decreases subsequent to the twelve month period following the acquisition date adjust the goodwill balance and increases are charges to operating results in the period, and as adjustments to current and non-current liabilities. The remaining reserve balance of $314 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2009.

The following table summarizes the reserve recorded at December 31, 2004 and the activity through December 31, 2009:

	Balance			Balance
	December 31,			December 31,
	2004	Adjustment	Payments	2005

Employee severance	$1,254	$65	$(902)	$417
Facility closure cost	1,246	718	(632)	1,332

Total	$2,500	$783	$(1,534)	$1,749

	Balance			Balance
	December 31,			December 31,
	2005	Adjustment	Payments	2006

Employee severance	$417	$—	$(417)	$—
Facility closure cost	1,332	(686)	(245)	401

Total	$1,749	$(686)	$(662)	$401

	Balance			Balance
	December 31,			December 31,
	2006	Adjustment	Payments	2007

Facility closure cost	$401	$24	$(16)	$409

	Balance			Balance
	December 31,			December 31,
	2007	Adjustment	Payments	2008

Facility closure cost	$409	$(72)	$(28)	$309

	Balance			Balance
	December 31,			December 31,
	2008	Adjustment	Payments	2009

Facility closure cost	$309	$86	$(81)	$314

Other acquisitions

During the year ended December 31, 2007, the Company paid $668 for additional consideration to the former owners of certain companies acquired in 2003 and 2004. The additional consideration was paid pursuant to the contingency provisions of the purchase agreements and was allocated to goodwill.

Note 3 —	Acquisition Integration and Restructuring

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

The following table summarizes the expense recorded and the cash payments for the year ended December 31, 2008.

			Other
	Employee	Lease	Related
	Terminations	Obligations	Costs	Total

Liability balance at January 1, 2008	$—	$—	$—	$—
Expense recorded	4,552	4,315	895	9,762
Cash payments	(3,259)	(224)	(895)	(4,378)

Liability balance at December 31, 2008	$1,293	$4,091	$—	$5,384

The following table summarizes the accruals recorded, adjustments, and the cash payments during the year ended December 31, 2009, related to the cost reduction actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $4,212 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2009.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2008	$1,293	$4,091	$5,384
New accruals	54	1,885	1,939
Adjustments	(310)	(307)	(617)
Cash payments	(749)	(1,745)	(2,494)

Liability balance at December 31, 2009	$288	$3,924	$4,212

Actions Initiated in 2009

During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.

The following table summarizes the accruals recorded and the cash payments during the year ended December 31, 2009, related to the cost reduction actions initiated during 2009. The remaining reserve balance of $1,033 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2009.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2008	$—	$—	$—
New accruals	3,461	192	3,653
Adjustments	(14)	3	(11)
Cash payments	(2,522)	(87)	(2,609)

Liability balance at December 31, 2009	$925	$108	$1,033

In addition to the restructuring actions initiated in 2008 and 2009 shown above, for which the combined expense was $4,964 for the year ended December 31, 2009, the Company recorded additional restructuring expenses as follows: 1) during the second quarter of 2009 — $882 related primarily to adjustments to acquisition exit reserves recorded in the UK during 2005 and $77 of leasehold improvement write-offs related to Asia facility closures initiated during the second quarter of 2009; 2) during the third quarter of 2009 — $147 of asset write-offs for leasehold improvements and other fixed assets related to the closing of offices in Melbourne, Australia and Toronto, Canada, $175 for a consulting project related to the Company’s restructuring and $61 for moving costs related to Corporate office restructuring; 3) during the fourth quarter of 2009 — $153 for a consulting project related to the Company’s restructuring. The total expense, including the additional restructuring expenses described above, of $6,459 for the year ended December 31, 2009, is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expense for the years 2008 and 2009 and the cumulative expense since the cost reduction program’s inception was recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Year ended December 31, 2009	$3,614	$1,400	$992	$453	$6,459
Year ended December 31, 2008	5,701	3,552	248	889	10,390

Cumulative since program inception	$9,315	$4,952	$1,240	$1,342	$16,849

NOTE 4 —	Inventories

Inventories consist of the following:

	December 31,
	2009	2008

Raw materials	$2,736	$2,994
Work in process	16,969	18,487
Finished goods	1,771	3,066

	21,476	24,547
Less: LIFO reserve	(940)	(930)

	$20,536	$23,617

Note 5 —	Property and Equipment

Property and equipment consists of the following:

		December 31,
	Useful Life	2009	2008

Land and improvements	10-15 years	$5,939	$5,201
Buildings and improvements	15-30 years	15,825	15,125
Machinery and equipment	3-7 years	85,209	92,735
Leasehold improvements	Life of lease	19,878	18,625
Computer software and licenses	3-7 years	19,836	19,222

		146,687	150,908
Accumulated depreciation and amortization		(96,440)	(92,583)

		$50,247	$58,325

Note 6 —	Impairment of Long-lived Assets

During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their market values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values. The combined carrying value of $10,025 was written down by $3,470 at December 31, 2008, based on the properties’ estimated fair values, less anticipated costs to sell, of $6,555. In accordance with the Property, Plant and Equipment Topic of the Codification, ASC 360, the $6,555 adjusted carrying value of the land and buildings is classified as Assets held for sale on the Consolidated Balance Sheets at December 31, 2008. During 2009, two of the three properties were sold, with selling prices approximately equal to their carrying values, and the Company reappraised the third property to assess its current value. Based on the updated appraisal, the Company recorded a further write-down of the property in the amount of $1,305 at December 31, 2009. The expense for these write-downs in both 2009 and 2008 is included in Impairment of long-lived assets in the Consolidated Statements of Operations and was recorded in the North America operating segment. In addition, the Company reclassified the adjusted carrying value of the remaining property from held for sale to held and used at December 31, 2009, because the sale of the property during the next twelve months is unlikely.

During 2009, the Company recorded an impairment charge of $61 related to fixed assets in the North America segment and an impairment charge of $75 related to a customer relationship intangible asset, for which the carrying value could not be supported by future cash flows, in the Europe segment. Both of these charges are included in Impairment of long-lived assets in the Consolidated Statements of Operations. Additionally, the Company incurred $210 of fixed asset impairments in 2009 relating to its restructuring and cost reduction plan, included in Acquisition integration and restructuring expense in the Consolidated Statements of Operations. These charges were principally incurred in the Asia Pacific operating segment. Refer to Note 3 — Acquisition Integration and Restructuring for further information.

During 2008, software that had been capitalized by the Company in accordance with the Internal-Use Software Subtopic of the Codification, ASC 350-40, was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of the assets might not be recoverable. These changes in circumstances included the expectation that the software would not provide substantive service potential and there was a change in the extent to which the software was to be used. In addition, it was determined that the cost to modify the software for the Company’s needs would significantly exceed originally expected development costs. As a result of these circumstances, the Company wrote-down the capitalized costs of the software to fair value. The amount of this write-down recorded in 2008 was $2,336 and is included in Impairment of long-lived assets in the Consolidated Statements of Operations. The expense was recorded in Corporate.

The Company also recorded a $468 impairment charge in 2008 to write-down certain fixed assets of its large format print operation to fair value. The expense was recorded in the North America segment. Also, included in the Impairment of long-lived assets in the Consolidated Statement of Operations for 2008, is $209 of additional fixed asset impairments, mainly related to leasehold improvements at a production facility where the lease was terminated prior to the contractual lease termination date. This expense was recorded mainly in the North America segment. In addition, the Company recorded $161 of impairment charges related to customer relationship intangible assets where future cash flows could not support the carrying values. This impairment charge was recorded mainly in the North America operating segment. Additionally, the Company incurred $628 of fixed asset impairments in 2008 relating to its restructuring and cost reduction plan, included in Acquisition integration and restructuring expense in the Consolidated Statements of Operations. Refer to Note 3 — Acquisition Integration and Restructuring for further information.

In 2007, the Company recorded $1,197 of impairment charges, primarily for a customer relationship asset for which future estimated cash flows did not support the carrying value. The 2007 impairment charge was recorded in the North America operating segment.

Note 7 —	Goodwill and Other Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles — Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company historically performed its annual impairment test as of December 31; however, in the fourth quarter of 2008 the Company changed its annual test date to October 1.

In the third quarter of 2009, the Company restructured its operations on a geographic basis, in three areas: North America, Europe and Asia Pacific (see Note 18 — Segment and Geographic Reporting). The Company allocated goodwill to the new segments on a relative fair value basis and relied on the goodwill impairment analysis performed as of June 30, 2009, which indicated no impairment of the assigned goodwill.

In the fourth quarter of 2009, the Company performed the required goodwill impairment test as of October 1, 2009. The Company assigned its goodwill to multiple reporting units on a geographic basis at the operating segment level in accordance with the Segment Reporting Topic of the Codification, ASC 280. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill.

Because of a significant decrease in the Company’s market capitalization during the first quarter of 2009, the Company performed an additional goodwill impairment test as of March 31, 2009 and determined that goodwill was not impaired.

The Company performed its 2008 impairment test as of October 1, 2008, which indicated that goodwill assigned to the Company’s European and former Anthem reporting units was impaired by $30,657 and $17,384, respectively, as of October 1, 2008, which was recorded in the fourth quarter of 2008. With the segment reorganization in the third quarter of 2009, the impairment of goodwill was reassigned to the new segments as follows: North America — $14,334, Europe — $32,703 and Asia Pacific — $1,004. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.

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

The changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2009 and 2008 were as follows:

	North		Asia
	America	Europe	Pacific	Total

Balance at December 31, 2007	$202,024	$36,202	$8,142	$246,368
Acquisitions	—	7,661	26	7,687
Additional purchase accounting adjustments	(12,827)	(113)	88	(12,852)
Adjustments to exit reserves	(1,063)	(188)	—	(1,251)
Adjustments to exit reserve present value	72	78	—	150
Goodwill impairment	(14,334)	(32,703)	(1,004)	(48,041)
Foreign currency translation	(3,644)	(3,276)	(1,104)	(8,024)

Balance at December 31, 2008	170,228	7,661	6,148	184,037
Acquisitions	—	177	—	177
Additional purchase accounting adjustments	40	(415)	526	151
Adjustments to exit reserves	(78)	—	—	(78)
Adjustments to exit reserve present value	6	—	—	6
Foreign currency translation	2,288	430	653	3,371

Balance at December 31, 2009	$172,484	$7,853	$7,327	$187,664

The Company’s other intangible assets subject to amortization are as follows:

		December 31, 2009
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.3 years	$51,647	$(15,326)	$36,321
Digital images	5.0 years	450	(420)	30
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.6 years	744	(588)	156
Patents	20.0 years	85	(85)	—
Trade names	2.7 years	732	(681)	51
Contract acquisition cost	3.0 years	2,155	(1,108)	1,047

	13.3 years	$56,525	$(18,920)	$37,605

		December 31, 2008
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.2 years	$49,212	$(11,053)	$38,159
Digital images	5.0 years	811	(595)	216
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.4 years	658	(367)	291
Patents	20.0 years	85	(85)	—
Trade names	2.6 years	672	(473)	199
Contract acquisition cost	3.0 years	935	(675)	260

	13.3 years	$53,085	$(13,960)	$39,125

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been its experience that customers are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $4,729, $4,058, and $3,779 in 2009, 2008 and 2007, respectively. The Company recorded an impairment charge of $75 in 2009 in the Europe operating segment for a digital image asset for which future cash flows did not support the carrying value. In 2008 and 2007, respectively, the Company recorded impairment charges in the North America operating segment of $161 and $1,197, respectively, for customer relationship assets for which future cash flows did not support the carrying value. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Operations. Amortization expense for each of the next five years is expected to be approximately $4,515 for 2010, $4,235 for 2011, $4,049 for 2012 and $3,797 for 2013 and 2014.

Note 8 —	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008

Accrued compensation and payroll taxes	$21,021	$16,946
Deferred revenue	10,583	8,217
Multiemployer pension withdrawal	9,151	—
Accrued sales & use tax	3,976	1,227
Deferred lease costs	3,817	3,992
Restructuring reserves	3,347	3,456
Accrued professional fees	2,481	3,665
Vacant property reserve	1,564	2,243
Facility exit reserve	1,225	1,309
Accrued interest	765	721
Accrued property taxes	628	920
Accrued customer rebates	587	1,498
Other	4,934	7,740

	$64,079	$51,934

Note 9 —	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2009	2008

Multiemployer pension withdrawal liability	$—	$7,410
Vacant property reserve	3,660	4,080
Deferred revenue	2,931	2,543
Restructuring reserve	1,898	1,928
Employment tax reserve	1,848	2,396
Reserve for uncertain tax positions	1,635	7,343
Facility exit reserve	1,206	1,300
Other	2,742	2,137

	$15,920	$29,137

During 2009 and 2008, the Company recorded adjustments to several vacant property and exit reserves. The adjustments reflect changes in the projections of future costs for the vacant facilities due to new sublease agreements executed and other changes in future cost and sublease income assumptions. Adjustments totaling $72 and $1,101,were recorded to facility exit reserves as credits to goodwill during 2009 and 2008, respectively, as the affected reserves were initially recorded as exit reserves in connection with acquisitions in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25. An expense of $1,170 resulting from adjustments to exit reserves and vacant property reserves was recorded in 2009, compared to a $102 credit to income in 2008.

Note 10 —	Debt

Total Company debt outstanding at December 31, 2009 was approximately $77.6 million, which reflects a net debt reduction of approximately $58.3 million since December 31, 2008.

Debt obligations consist of the following:

	December 31,
	2009	2008

Revolving credit agreement	$19,850	$66,250
Series A senior note payable — Tranche A	7,374	10,714
Series A senior note payable — Tranche B	6,145	8,572
Series C senior note payable	8,602	10,000
Series D senior note payable	17,206	20,000
Series E senior note payable	17,206	20,000
Other	1,182	291

	77,565	135,827
Less amounts due in one year or less	(12,858)	(23,563)

	$64,707	$112,264

Annual maturities of debt obligations at December 31, 2009, based on the June 2009 amendments and January 2010 refinancing discussed below, are as follows:

2010	$12,858
2011	20,278
2012	40,128
2013	3,072
Thereafter	1,229

$77,565

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

Borrowings and Debt Agreements at December 31, 2009

In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. Specifically, the amendment increased the aggregate dollar amount of restricted payments that the Company may make from $15,000 to $45,000 annually, increased the Company’s allowable maximum acquisition amount from $50,000 to $75,000 annually and increased the Company’s permitted foreign subsidiary investment amount from $60,000 to $120,000. The increase in the restricted payment covenant was designed primarily to allow for greater share repurchases. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7,889 of the outstanding revolving credit balance at December 31, 2008 was paid at closing and $2,630 was paid later in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. This credit facility has since been terminated in connection with the Company’s January 2010 refinancing. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The total balance outstanding under the revolving credit agreement at December 31, 2009 was $19,850 and is included in Long-term debt on the December 31, 2009 Consolidated Balance Sheets.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the original principal amount of $10,000, will mature in January 2010. The second and third notes, each in the original principal amount of $20,000, mature in 2011 and 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5,240 of the combined principal of the three notes was paid at closing and $1,746 was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8,602 matures in January 2010, and $17,206 will mature in both 2011 and 2012. Additionally as amended, the first, second and third notes bear interest at 8.81 percent, 8.99 percent and 9.17 percent, respectively. The total outstanding balance of these notes, $43,014, is included on the December 31, 2009 Consolidated Balance Sheets as follows: $8,602 is included in Current maturities of long-term debt and $34,412 is included in Long-term debt.

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company, pursuant to an exception from the registration requirements of the Securities Act of 1933, of two series of notes: Tranche A, for $15,000 and Tranche B, for $10,000. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2,143 from 2007 to 2013, and the Tranche B note was payable in annual installments of $1,429 from 2008 to 2014. Pursuant to the 2009 amendment, $1,871 of the combined principal of the two notes was paid at closing and $624 was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note will be payable in annual installments of $1,843 from 2009 to 2013, and the remaining balance of the Tranche B note will be payable in annual installments of $1,229 from 2010 to 2014, provided that upon the Company obtaining a consolidated leverage ratio of 2.75 to 1 and the refinancing of the Company’s revolving credit facility, principal installments due under the 2003 Private Placement will return to the pre-2009 amendment levels ($2,143 on each December 31 and $1,429 on each April 1). The originally scheduled Tranche B installment payment of $1,429 was paid when due in April 2009. The amended scheduled Tranche A installment payment of $1,843 was paid when due in December 2009. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined balance of the of the Tranche A and Tranche B notes, $13,519, is included on the December 31, 2009 Consolidated Balance Sheets as follows: $3,073 is included in Current maturities of long-term debt and $10,446 is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at December 31, 2009; however, a $750 Canadian dollar letter of credit had been issued against funds available under the credit line.

2009 Amendments to Revolving Credit Facility and Note Purchase Agreements

As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants at December 31, 2008 and March 31, 2009. On June 11, 2009, the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:

•	reduced the size of the Company’s revolving credit facility by $32,500, from $115,000 (expandable to $125,000) to $82,500;

•	after the payment of $2,630 in June 2009, the size of the Company’s revolving credit facility was further reduced to $80,000;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009, decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

•	amended the credit facility’s pricing terms, including increasing the interest rate margin applicable on the revolving credit facility indebtedness to a variable rate of LIBOR plus 300 to 450 basis points (“bpts”), depending on the cash flow leverage ratio, and set the minimum LIBOR at 2.0 percent;

•	increased the unused revolver commitment fee rate to 50 bpts per year;

•	increased the interest rate on indebtedness outstanding under each of the notes outstanding under the Company’s note agreements by 400 bpts;

•	reset the Company’s minimum quarterly fixed charge coverage ratio;

•	prohibit the Company from repurchasing its shares without lender consent and restrict future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $300 per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	required the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17,500, from $25,000, during any fiscal year; and

•	provided a waiver for any noncompliance with certain financial covenants, as well as covenants relating to (i) the reduction of indebtedness within prescribed time periods using the proceeds of a previously completed asset sale, (ii) the payment of dividends, and (iii) the delivery of the Company’s annual and quarterly financial statements for the periods ended December 31, 2008 and March 31, 2009, respectively, within prescribed time periods.

In addition, all amounts due under the credit facility and the outstanding senior notes became fully secured through liens on substantially all of the Company’s and its domestic subsidiaries’ personal property.

As part of the credit facility amendments, the note purchase agreements associated with the Company’s outstanding senior notes were amended to include financial and other covenants that were the same as or substantially equivalent to the revised financial and other covenants under the amended credit facility.

2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At closing, the applicable margin was 300 basis points, resulting in an interest rate at closing of 3.22 percent.

Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2010 and succeeding years on the Company’s other long-term debt obligations.

Outstanding obligations due under the facility continue to be secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at December 31, 2009.

Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.

Deferred Financing Fees

Prior to the June 2009 amendments to its debt agreements, the Company had $173 of unamortized deferred financing fees relating to its original revolving credit agreement and the 2005 and 2003 Private Placements. In accordance with the Debt — Modifications and Extinguishments Subtopic of the Codification, ASC 470-50, the Company has written-off $31 of the previously unamortized deferred finance costs related to its revolving credit facility in proportion to the decrease in its revolving credit limit from $115,000 to $80,000. In accordance with ASC 470-50, fees paid to lenders and third parties to obtain the amended revolving credit facility, amounting to $866, have been capitalized as deferred financing fees and are being amortized based on the remaining term of the original revolving credit agreement, which expired January 31, 2010. At December 31, 2009, $758 of these deferred financing fees had been amortized and are included in Interest expense on the December 31, 2009 Consolidated Statements of Operations.

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

In addition, $73 of legal fees related to the 2010 refinancing of the revolving credit facility have been capitalized as deferred financing fees at December 31, 2009 and will be amortized over the term of the new credit facility beginning in the first quarter of 2010.

The total amortization of deferred financing fees was $1,027, $168 and $132 for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, and is included in Interest expense on the Consolidated Statements of Operations.

Note 11 —	Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007

United States	$13,918	$(23,450)	$33,034
Foreign	13,176	(39,666)	18,222

Total	$27,094	$(63,116)	$51,256

The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$103	$1,219	$12,433
State	(118)	887	3,199
Foreign	4,412	3,236	3,703

	4,397	5,342	19,335

Deferred:
Federal	2,771	(6,104)	(264)
State	1,097	(1,768)	(154)
Foreign	(668)	(580)	1,741

	3,200	(8,452)	1,323

Total	$7,597	$(3,110)	$20,658

The Company’s effective tax rate for the year ended December 31, 2009 is 28.0 percent as compared with 4.9 percent for 2008. The current year’s effective rate was primarily impacted by the receipt of a $4,986 non-taxable indemnity settlement payment and federal examination affirmative adjustments of $2,833.

Reconciliation between the provision for income taxes for continuing operations computed by applying the US federal statutory tax rate to income (loss) before incomes taxes and the actual provision is as follows:

	Year Ended December 31,
	2009	2008	2007

Income taxes at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Indemnification settlement	(6.4)	0.0	0.0
Federal examination settlement	(5.1)	0.0	0.0
Foreign rate differential	(3.5)	(1.1)	(0.7)
Uncertain tax positions	2.7	(7.1)	1.8
State income taxes	2.6	2.0	3.6
Nondeductible expenses	2.2	3.0	0.8
Deferred tax asset valuation allowance	—	(10.8)	(0.9)
Remediation adjustments	—	0.8	—
Nondeductible impairment charges	—	(16.6)	—
Other, net	0.5	(0.3)	0.7

	28.0%	4.9%	40.3%

During 2009, the Company amended its accounting policy related to the quantification and valuation of deferred tax assets which may be limited as to use. Under certain tax rules, net operating losses and other tax attributes may be limited in use based upon the occurrence of certain events, such as changes of ownership or changes in business continuity. When an event of this type occurs, the deferred tax assets may not be used in full to offset future tax liabilities. The Company has historically included these limited tax attributes in its inventory of deferred tax assets, offset by a full valuation allowance. The company will no longer reflect deferred tax assets that become subject to these limitations, nor will corresponding valuation allowances for these items be required. Deferred tax assets have been reduced by $2,778 in 2009 related to U.S. and state net operating loss carryforwards which are permanently precluded from use under Internal Revenue Code Section 382: Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change with a corresponding reduction in the valuation allowance to reflect this change of accounting policy.

Temporary differences and carryforwards giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred income tax assets:
Operating loss carryforwards	$16,997	$17,870
Capital loss carryforwards	7,287	6,604
Income tax credits	6,601	4,996
Multiemployer pension withdrawal liability	3,654	2,939
Restructuring reserves	3,561	4,364
Accruals and reserves not currently deductible	3,160	3,403
Other	6,542	7,444

Deferred income tax assets	47,802	47,620
Valuation allowances	(26,765)	(28,619)

Deferred income tax assets, net	$21,037	$19,001

Deferred income tax liabilities:
Domestic subsidiary stock	$(8,553)	$(8,553)
Intangible assets	(3,737)	(3,232)
Depreciation and amortization	(2,784)	(1,643)
Other	(5,811)	(1,997)

Deferred income tax liabilities	$(20,885)	$(15,425)

As of December 31, 2009, the Company has U.S. federal and state net operating loss carry forwards of $1,943 and $51,420, respectively, $44,134 of foreign net operating loss carry forwards, $17,133 of foreign capital loss carry forwards, and U. S. and foreign income tax credit carry forwards of $1,765 and $4,836, respectively, which will be available to offset future income tax liabilities. If not used, $1,943 of the net operating loss carry forwards will expire in 2022 to 2025 while the remainder has no expiration period. Certain of these carry forwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $26,765 at December 31, 2009. Included in this total are valuation allowances related to pre-acquisition deferred tax assets which were established in prior years as an adjustment to goodwill. With the adoption of ASC 805, effective January 1, 2009, changes to valuation allowances established in purchase accounting after December 31, 2008 are recorded as part of the income tax provision as opposed to goodwill.

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

The undistributed earnings of foreign subsidiaries were approximately $44,387, and $32,801 at December 31, 2009 and 2008, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

During 2009, the Company created a Luxembourg holding company (Lux SARL) and transferred its foreign subsidiary operations to Lux SARL in a transaction which qualifies as a tax-free reorganization. Lux SARL will redeploy earnings distributions from foreign subsidiaries to invest in new non-US acquisitions or expansions of existing non-US operations. As a result of the reorganizations, the Company expects that it will have less foreign source earnings in the U.S. to support U.S. foreign tax credits. The Company has total foreign tax credit carryforwards of $1,539, offset by a valuation allowance of $1,167 in 2009. The Company has the ability to claim a deduction for these credits prior to expiration, and thus the net carrying value of the credits of $372 assumes that a deduction would be claimed instead of a tax credit. If unutilized, these U.S. foreign tax credits will begin to expire in 2016.

The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the implementation of ASC 740, the Company recorded a $2,209 increase in the liability for unrecognized tax benefits which is offset by a reduction of deferred tax liability of $110, an increase in goodwill of $981, a decrease to additional paid in capital of $53 and a reduction in current taxes payable of $362, resulting in a net decrease to the January 1, 2007 retained earnings balance of $703.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $10,000 to $12,000. Of the total amount of unrecognized tax benefits of $16,259, approximately $6,600 would reduce the effective tax rate. With the adoption of ASC 805, effective January 1, 2009, increases or decreases to unrecognized tax benefits established in purchase accounting will be recorded as part of the income tax provision as opposed to goodwill.

All federal income tax returns of Schawk, Inc. and subsidiaries are closed through 2005. During 2009, the Company filed a carryback claim for 2008 net operating losses which resulted in the commencement of an examination of its 2006 to 2008 tax years. The examination was concluded in January 2010 and is pending acceptance by the Joint Committee of Taxation. The largest contributing factor to the 2008 net operating loss is related to the Company’s filing of a change in accounting method which allows the Company to expense costs as incurred as opposed to capitalizing into inventory those costs associated with providing graphic services, brand strategy and design software to its customers. The method change was approved by the Internal Revenue Service in January 2010.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Schawk, Inc. and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2009 and 2008, the Company recognized $719 and $(48) in net interest (income) expense, respectively. The Company had approximately $1,878 and $1,055 of accrued interest expense and penalties for December 31, 2009, and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance at January 1	$8,194	$13,597	$13,550
Additions related to tax positions in prior years	8,587	3,009	805
Reductions related to settlements	(549)	(3,699)	—
Reductions due to statute closures	(69)	(4,606)	(764)
Reductions for tax positions in prior years	(50)	—	—
Foreign currency translation	146	(107)	6

Balance at December 31	$16,259	$8,194	$13,597

Note 12 —	Related Party Transactions

The Company leases land and a building from a related party. See Note 13 — Leases and Commitments.

Note 13 —	Leases and Commitments

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was in $756 in 2009, $725 in 2008 and $704 in 2007.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Some of the leases contain renewal options and leasehold improvement incentives. Leasehold improvement incentives received from landlords are deferred and recognized as a reduction of rent expense over the respective lease term. Rent expense is recorded on a straight-line basis, taking into consideration lessor incentives and scheduled rent increases. Total rent expense incurred under all operating leases was approximately $14,248, $16,003 and $16,535, for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2009:

	Operating Leases
	Gross Rents	Subleases	Net Rents

2010	$14,958	$(1,879)	$13,079
2011	12,697	(1,143)	11,554
2012	11,477	(660)	10,817
2013	7,748	(363)	7,385
2014	6,804	(363)	6,441
Thereafter	9,066	(1,266)	7,800

	$62,750	$(5,674)	$57,076

The Company has a deferred compensation agreement with the Chairman of the Board of Directors dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50 percent of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2009 and December 31, 2008, which is included in Other long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6 percent discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible. The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $1,134 and $981 at December 31, 2009 and December 31, 2008, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

Note 14 —	Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. The plans provide a match of employee contributions based on a discretionary percentage determined by management. The Company suspended its matching contribution to the 401K plan during the first quarter of 2009, as part of its cost reduction efforts. The matching percentage of wages was 5.0 percent in 2008 and 2007. Contributions to the plans were $384, $4,473 and $4,260 in 2009, 2008 and 2007, respectively. In addition, the Company’s European subsidiaries contributed $671, $695 and $739 to several defined-contribution plans for their employees in 2009, 2008 and 2007, respectively.

The Company is required to contribute to certain union sponsored defined benefit pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $981, $1,391 and $1,430 in 2009, 2008 and 2007, respectively.

The Company has participated in the Supplemental Retirement and Disability Fund (SRDF) pursuant to collective bargaining agreements with the Graphic Communications Union (GCU) and its various locals covering employees working at various facilities, including the Company’s facilities in Minneapolis, MN and Cherry Hill, NJ. Effective May 1, 2008, the SRDF decided to meet its obligations under the Pension Protection Act of 2006 by substantially increasing contributions required by participating employers. In the fourth quarter of 2008, the Company decided to terminate participation in the SRDF for employees of its Minneapolis, MN and Cherry Hill, NJ facilities and in March 2009 formally notified the Board of Trustees of the union’s pension fund that they would no longer be making contributions for these facilities to the union’s plan. In accordance with ERISA Section 4203 (a), 29 U.S. C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7,254 to reflect this obligation, which is included in Other long-term liabilities on the Consolidated Balance Sheet. At December 31, 2009, the Company recorded an additional expense of $1,800 as a result of updates to the assumptions used in the termination withdrawal calculation. Because the Company estimates that this obligation will be paid during 2010, the total liability of $9,151 is included in Accrued expenses on the Consolidated Balance Sheets as of December 31, 2009. The expense for 2008 and 2009 associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statement of Operations.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The number of shares issued for this plan was 70 in 2009, 60 in 2008, and 48 in 2007. The shares were issued at a 5 percent discount from the end-of-quarter closing market price of the Company’s common stock. The discount from market value was $29 in 2009, $41 in 2008 and $45 in 2007.

The Company has collective bargaining agreements with production employees representing approximately 12 percent of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2010 through 2011. The percentage of employees covered by contracts expiring within one year is approximately 7 percent.

Note 15 —	Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of the Stock Compensation Topic of the Codification, ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. ASC 718 supersedes the Company’s previous accounting methodology using the intrinsic value method. Under the intrinsic value method, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Consolidated Statements of Operations, as all stock option awards granted under the plans had an exercise price equal to the market value of the Common Stock on the date of the grant.

The Company adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2007 and December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of ASC 718 and using an accelerated expense attribution method. Compensation expense during the three years ended December 31, 2009 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of ASC 718.

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc. 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2006 Plan vest over a three-year period. The total number of shares of common stock available for issuance under the 2006 Plan is 741as of December 31, 2009. No additional shares have been reserved for issuance under the 2006 Plan.

The Company issued 217, 189 and 155 stock options, as well as 153, 66 and 35 restricted shares, during the years ended December 31, 2009, 2008 and 2007, respectively, under the 2006 Plan.

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

The Company issued 15, 15 and 35 stock options during 2009, 2008 and 2007, respectively, to its directors under the Outside Directors Stock Option Plan.

The Company recorded $942, $866 and $721 of compensation expense relating to outstanding options during the years ended December 31, 2009 and 2008, and 2007, respectively.

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

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2009, 2008, and 2007, using the Black-Scholes option-pricing model:

	2009	2008	2007

Expected dividend yield	1.34% - 1.39%	0.81% - 0.83%	0.63% - 0.71%
Expected stock price volatility	43.75% - 43.80%	31.50% - 34.80%	28.24% - 29.97%
Risk-free interest rate range	2.79% - 3.33%	2.98% - 3.75%	3.96% - 4.54%
Weighted-average expected life	6.81 - 7.21 years	6.50 - 7.50 years	5.50 - 6.00 years
Forfeiture rate	0.85% - 1.00%	1.00% - 2.00%	2.72%
Total fair value of options granted	$679	$1,174	$1,216

The following table summarizes the Company’s activities with respect to its stock option plans for 2009, 2008 and 2007 (in thousands, except price per share and contractual term):

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate
	Shares	Per Share	Term	Intrinsic Value

Outstanding January 1, 2007	3,151	$12.11
Granted	190	$18.70
Exercised	(313)	$10.44
Cancelled	(55)	$18.51

Outstanding December 31, 2007	2,973	$12.45
Granted	204	$15.87
Exercised	(143)	$9.97
Cancelled	(115)	$15.85

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining	Aggregate
	Shares	Per Share	Term	Intrinsic Value

Outstanding December 31, 2008	2,919	$12.40	4.30	$3,374
Granted	232	$6.95
Exercised	(169)	$8.33
Cancelled	(477)	$12.17

Outstanding December 31, 2009	2,505	$12.81	4.87	$5,944
Vested at December 31, 2009	2,119	$13.10	3.73	$4,517
Exercisable at December 31, 2009	2,119	$13.10	3.73	$4,517

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.93, $5.76 and $6.38, respectively. The total intrinsic value for options exercised during the years ended December 31, 2009, 2008 and 2007, respectively, was $433, $456 and $2,856.

Cash received from option exercises under all plans for the years ended December 31, 2009, 2008 and 2007 was approximately $1,389, $1,432 and $3,269, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $222, $100 and $608, respectively, for the years ended December 31, 2009, 2008 and 2007.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average Exercise	Number	Average Exercise
Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$6.20 - $8.26	312	6.6	$7.20	98	$7.73
8.26 - 10.33	894	2.2	$9.32	894	$9.32
10.33 - 12.39	40	2.9	$10.62	40	$10.62
12.39 - 14.45	420	4.2	$14.19	421	$14.19
14.45 - 16.52	192	8.3	$15.87	58	$15.80
16.52 - 18.58	201	7.0	$18.03	162	$17.93
18.58 - 20.65	441	5.5	$18.89	441	$18.89
20.65 - 21.08	5	7.9	$21.08	5	$21.08

	2,505			2,119

As of December 31, 2009, 2008 and 2007 there was $974, $1,311 and $1,169, respectively, of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 2 years. A summary of the Company’s nonvested option activity for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands, except price per share and contractual term):

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Nonvested at January 1, 2007	326	$5.70
Granted	191	$6.38
Vested	(232)	$5.65
Forfeited	(30)	$6.55

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Nonvested at December 31, 2007	255	$6.25
Granted	204	$5.76
Vested	(107)	$6.23
Forfeited	(28)	$6.15

Nonvested at December 31, 2008	324	$5.95
Granted	232	$2.93
Vested	(146)	$5.87
Forfeited	(24)	$4.22

Nonvested at December 31, 2009	386	$4.26

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

The Company recorded $795, $519 and $290 of compensation expense relating to restricted stock during years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the restricted share activity for the years ended December 31, 2009, 2008 and 2007 is presented below:

		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Outstanding at January 1, 2007	25	$17.43
Granted	35	$18.47
Forfeited	(2)	$17.93

Outstanding at December 31, 2007	58	$18.04
Granted	66	$15.90
Forfeited	(6)	$18.32

Outstanding at December 31, 2008	118	$16.84
Granted	153	$6.94
Vested — restriction lapsed	(23)	$10.37
Forfeited	(11)	$18.32

Outstanding at December 31, 2009	237	$10.70

As of December 31, 2009, 2008 and 2007, there was $1,227, $1,086 and $669, respectively, of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of 2.0 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three years ended December 31, 2009 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

	2009	2008	2007

Total cost of share-based compensation	$1,737	$1,385	$1,011
Income tax	(351)	(263)	(287)

Amount charged against income	$1,386	$1,122	$724

Impact on net income per common share:
Basic	$0.06	$0.04	$0.03
Diluted	$0.06	$0.04	$0.03

There were no amounts related to employee share-based compensation capitalized as assets during the three years ended December 31, 2009.

Note 16 —	Indemnity Settlement

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

On September 8, 2009, a settlement was reached between the Company and Kohlberg with respect to the funds held in escrow, whereby the escrow agent was directed to disperse an escrow amount of $9,200 to the account of the Company and the remainder of the escrow amount to be paid to the account of Kohlberg. Upon disbursement of such funds in September 2009, the escrow account terminated. The disbursement of the escrow amount resolved all disputes between the Company and Kohlberg concerning the disposition of the escrowed funds.

The Company accounted for the $9,200 escrow account distribution as a reduction of the $4,214 balance in the account receivable outstanding from Kohlberg and recorded the remaining $4,986 as income on the Indemnity settlement income line on the December 31, 2009 Consolidated Statements of Operations.

Note 17 —	Earnings Per Share

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	2009	2008	2007

Weighted average shares-Basic	24,966	26,739	26,869
Effect of dilutive stock options	35	—	832

Weighted average shares-Diluted	25,001	26,739	27,701

Options to purchase 2,236 shares of Class A common stock at an exercise price from $6.94 — $21.08 per share were outstanding at December 31, 2009, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through April 9, 2019.

Since the Company was in a loss position for the year ended December 31, 2008, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. At December 31, 2008, potentially dilutive options to purchase 478 shares of Class A common stock were not included in the diluted per share calculations because they would be antidilutive. In addition, Options to purchase 1,436 shares of Class A common stock at exercise prices ranging from $14.25 — $21.08 per share were outstanding at December 31, 2008, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through September 9, 2018.

Options to purchase 304 shares of Class A common stock at an exercise price from $17.43 — $20.65 per share were outstanding at December 31, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through November 6, 2017.

Note 18 —	Segment and Geographic Reporting

The Company’s service offerings include strategic, creative and executional services related to three core competencies: graphic services, brand strategy and design, and software, Graphic services and brand strategy and design represented approximately 98 percent of the Company’s revenues in 2009, with software sales representing the remaining 2 percent.

These services are provided to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. In both 2008 and 2009, its largest client accounted for approximately 9 percent of the Company’s total revenues and the 10 largest clients in the aggregate accounted for 41 percent of revenues for both periods. The Company’s services are provided with an employment force of approximately 3,100 employees worldwide, of which approximately 12 percent are production employees represented by labor unions. The percentage of employees covered by union contracts that expire within one year is approximately 7 percent.

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

Effective July 1, 2009, the Company restructured its operations on a geographic basis into three operating segments: North America, Europe and Asia Pacific. This organization reflects a change in the management reporting structure that was implemented during the third quarter of 2009.

The Company’s North America segment includes all of the Company’s operations located in North America, including its Canadian and Mexican operations, its U.S. branding and design capabilities and its U.S. digital solutions business which were previously reported in the Other segment.

The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London which were previously reported in the Other segment.

The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities, which were previously reported in the Other segment.

The Company has determined that each of its operating segments is also a reportable segment under ASC 280. The segment information for 2008 and 2007 has been reclassified to conform to the new segment presentation.

Corporate consists of unallocated general and administrative activities and associated expenses, including executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and employee benefit plans are included in Corporate and not allocated to operating segments.

The Company has disclosed operating income (loss) as the primary measure of segment profitability. This is the measure of profitability used by the Company’s CODM and is most consistent with the presentation of profitability reported within the consolidated financial statements.

Segment information relating to results of continuing operations was as follows:

	2009	2008	2007

Sales to external customers:
North America	$390,713	$425,055	$472,922
Europe	67,409	71,040	79,916
Asia Pacific	29,348	28,630	28,613
Intercompany sales elimination	(35,024)	(30,541)	(37,042)

Total	$452,446	$494,184	$544,409

Operating segment income (loss):
North America	$56,734	$23,848	$66,381
Europe	3,836	(37,324)	6,531
Asia Pacific	7,389	1,366	5,513
Corporate	(32,175)	(44,445)	(18,252)

Operating income (loss)	35,784	(56,555)	60,173
Interest expense-net	(8,690)	(6,561)	(8,917)

Income (loss) before income taxes	$27,094	$(63,116)	$51,256

Depreciation and amortization expense:
North America	$11,601	$12,783	$12,778
Europe	3,075	3,344	3,767
Asia Pacific	1,008	935	752
Corporate	2,969	3,689	4,056

Total	$18,653	$20,751	$21,353

The operating segment income (loss) for 2008 includes goodwill impairment charges as follows: North America segment — $14,334; Europe segment — $32,703; and Asia Pacific segment — $1,004.

The Corporate operating loss for 2008 includes the following charges: $7,254 for employer pension withdrawal expense; $6,800 for expenses related to remediation of material weaknesses and SEC investigation; and $2,336 for impairment of long-lived assets.

The Corporate operating loss for 2009 includes an $1,800 expense for employer pension withdrawal and a credit of $4,986 for an indemnity settlement.

The North America operating income for 2009 includes a $1,305 charge for impairment of land and buildings.

Segment information related to total assets and expenditures for long lived assets was as follows:

	2009	2008

Total Assets:
North America	$320,655	$328,494
Europe	44,508	46,554
Asia Pacific	21,839	29,073
Corporate	29,217	36,232

Total	$416,219	$440,353

Expenditures for long-lived assets:
North America	$3,653	$10,404
Europe	618	2,233
Asia Pacific	898	1,425
Corporate	88	850

Total	$5,257	$14,912

Summary financial information for continuing operations by country for 2009, 2008 and 2007 is as follows:

	United States	Canada	Europe	Other	Total

2009
Sales	$328,442	$35,071	$62,558	$26,375	$452,446
Long-lived assets	$44,720	$3,571	$4,305	$3,656	$56,252
2008
Sales	$348,469	$45,976	$67,764	$31,975	$494,184
Long-lived assets	$51,059	$3,890	$4,889	$3,650	$63,488
2007
Sales	$388,051	$44,054	$80,055	$32,249	$544,409
Long-lived assets	$65,117	$5,589	$7,292	$3,943	$81,941

Sales are attributed to countries based on the point of origin of the sale. Approximately 9 percent of total revenues came from the Company’s largest single client for the year ended December 31, 2009.

Long-lived assets include property, plant and equipment assets stated at net book value and other non current assets that are identified with the operations in each country.

Note 19 —	Contingencies

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

Note 20 —	Quarterly Financial Data (unaudited)

Schawk, Inc maintains its financial records on the basis of a fiscal year ending December 31.

Unaudited quarterly data for 2009 and 2008 is presented below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year 2009	2009	2009	2009	2009(1)
	(In thousands, except per share amounts)

Net sales	$105,088	$111,989	$113,463	$121,906
Cost of sales	71,994	69,055	67,957	72,366

Gross profit	33,094	42,934	45,506	49,540
Selling, general, and administrative expenses	33,901	31,774	31,549	33,352
Acquisition integration and restructuring expense	817	1,501	1,328	2,813
Indemnity settlement income	—	—	(4,986)	—
Multiemployer pension withdrawal expense	—	—	—	1,800
Impairment of long-lived assets	—	136	—	1,305

Operating income (loss)	(1,624)	9,523	17,615	10,270
Other income (expense):
Interest income	70	30	124	311
Interest expense	(1,449)	(2,468)	(2,880)	(2,428)

	(1,379)	(2,438)	(2,756)	(2,117)

Income (loss) before income taxes	(3,003)	7,085	14,859	8,153
Income tax provision (benefit)	(707)	2,317	1,553	4,434

Net income (loss)	$(2,296)	$4,768	$13,306	$3,719

Earnings (loss) per share:
Basic	$(0.09)	$0.19	$0.53	$0.15
Diluted	$(0.09)	$0.19	$0.53	$0.15

(1)	Results for the fourth quarter of 2009 include a pretax charge of $1,800 for withdrawal from a multiemployer pension plan, a pretax charge of $2,813 for acquisition integration and restructuring expense and a pretax charge of $1,305 for impairment of long-lived assets, See Note 14 — Employee Benefit Plans, Note 3 — Acquisition Integration and Restructuring and Note 6 — Impairment of long-lived assets for further information.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year 2008	2008	2008	2008	2008(1)
	(In thousands, except per share amounts)

Net sales	$126,407	$133,436	$125,446	$108,895
Cost of sales	83,440	86,650	82,279	77,445

Gross profit	42,967	46,786	43,167	31,450
Selling, general, and administrative expenses	36,271	36,104	37,203	39,018
Impairment of goodwill	—	—	—	48,041
Acquisition integration and restructuring expense	—	3,174	1,942	5,274
Multiemployer pension withdrawal expense	—	—	—	7,254
Impairment of long-lived assets	—	2,184	4,073	387

Operating income (loss)	6,696	5,324	(51)	(68,524)
Other income (expense):
Interest income	74	64	63	90
Interest expense	(1778)	(1,696)	(1,625)	(1,753)

	(1,704)	(1,632)	(1,562)	(1,663)

Income (loss) before income taxes	4,992	3,692	(1,613)	(70,187)
Income tax provision (benefit)	732	2,916	5,063	(11,821)

Net income (loss)	$4,260	$776	$(6,676)	$(58,366)

Earnings (loss) per share:
Basic	$0.16	$0.03	$(0.25)	$(2.27)
Diluted	$0.15	$0.03	$(0.25)	$(2.27)

(1)	Results for the fourth quarter of 2008 include $48,041 of pretax goodwill impairment charges, a pretax charge of $7,254 for withdrawal from a multiemployer pension plan and a pretax charge of $5,274 for acquisition integration and restructuring expense. See Note 6 — Goodwill and Intangible Assets, Note 14 — Employee Benefit Plans and Note 3 — Acquisition Integration and Restructuring for further information.

Note 21 —	Subsequent Events

In accordance with the Subsequent Events Topic of the Codification, ASC 855, the Company evaluated subsequent events through the filing date of this report. There have been no material events subsequent to the balance sheet date that would have affected the amounts recorded or disclosed in the Company’s financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Form 10-K. The evaluation was conducted by management under the supervision of the Audit Committee, and with the participation of the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Internal control over the financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly, reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are properly recorded to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control — Integrated Framework . Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Ernst & Young, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2009.

Remediation of Previously Identified Material Weaknesses

As more fully described under Item 9A of the Company’s Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) , the Company’s management concluded that as of December 31, 2008, there were material weaknesses in the Company’s internal control over financial reporting relating to:

•	Revenue recognition;

•	Work-in-process inventory; and

•	Entity-level controls.

Management has been actively engaged in remediation efforts to address these material weaknesses. These remediation efforts, highlighted below, were specifically designed to address the material weaknesses identified by management. As a result of its assessment of the effectiveness as of December 31, 2009 of its internal control over financial reporting, management determined that these material weaknesses in our controls no longer existed.

The Company’s corrective actions completed in fiscal 2009 to address our material weakness in revenue recognition included the following:

•	provided follow-up training on revenue recognition with employees worldwide;

•	provided comprehensive guidance and procedures leading to increased compliance with the accounting policy addressing revenue recognition;

•	created role of subject matter expert to respond to questions on revenue recognition;

•	rolled out an on-line tool to facilitate compliance with revenue recognition criteria;

•	formalized and strengthened internal testing processes for evaluating compliance with revenue recognition requirements; and

•	strengthened procedures to increase involvement of finance management in review of sales contracts.

The Company’s corrective actions completed in fiscal 2009 to address our material weakness in work-in-process inventory included the following:

•	implemented a substantive review process to mitigate the risk of errors in work-in-process inventory reporting;

•	documented and implemented more formal and streamlined processes and controls over accounting for work-in-process inventory;

•	improved consistency in the identification of inventoriable costs;

•	provided detailed procedures and guidance addressing accounting for inventory; and

•	enhanced inventory processes at the Company’s large format printing operations, representing approximately 10 percent of the Company’s total inventory, through implementation of system upgrades to allow for improved transaction processing, accounting, reporting and controls.

The Company’s corrective actions completed in fiscal 2009 to address our material weakness in entity-level controls included the following:

•	hired a Vice President — Corporate Controller, Vice President — Finance, Operations and Investor Relations, Director of Internal Audit and European Finance Director with experience in large, global public companies;

•	enhanced management analysis and analytical reviews of operating unit and corporate financial results;

•	redefined and enhanced the role of the Disclosure Committee to provide improved oversight of the accuracy and timeliness of disclosures made by the Company;

•	improved structure and process around budgeting and forecasting;

•	significantly strengthened alignment between field finance personnel and corporate finance management resulting in improved information flow and accountability;

•	added, updated and deployed numerous accounting policies; and

•	deployed an expanded and redefined Delegation of Authority policy to define the limits of authority designated to specified positions of responsibility within the Company.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders of
Schawk, Inc.

We have audited Schawk, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Schawk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Schawk, Inc. as of December 31, 2009 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 15, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Company’s proxy statement for the 2010 annual meeting of stockholders (the “2010 Proxy Statement”) regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures set forth under the captions and subcaptions “Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

As required by New York Stock Exchange rules, in 2009 the Company’s Chief Executive Officer submitted to the NYSE the annual certification relating to the Company’s compliance with NYSE’s corporate governance listing requirements.

Item 11.	Executive Compensation

The information contained in the Company’s 2010 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” including under the subcaptions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2010 Proxy Statement under the caption “Transactions with Related Persons” and the information related to director independence under the caption “Corporate Governance” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2010 Proxy Statement under the caption “Independent Public Accountants” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit	Description	Incorporated herein by Reference(1)

3.1	Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3	By-Laws of Schawk, Inc., as amended.	Exhibit 3.2 to Form 8-K filed with the SEC December 18, 2007
4.1	Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1	Lease Agreement dated as of July 1, 1987, by and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2	Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3	Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.*	Exhibit 10.3 to Form 10-Q filed with the SEC on July 2, 2008
10.4	Form of Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.4.1	Addendum to Restated Employment Agreement dated March 9, 1998 between Schawk, Inc. and Clarence W. Schawk*	Exhibit 10.4.1 to Form 10-K filed with the SEC on April 28, 2008
10.5	Form of Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.6	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.7	Schawk, Inc. Retirement Trust effective January 1, 1996.*	Exhibit 10.37 to Form 10-K filed with the SEC on March 28, 1996
10.8	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.*	Exhibit 10.38 to Form 10-K filed with the SEC on March 28, 1996
10.9	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375
10.10	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.*	Registration Statement No. 333-68521
10.11	Note Purchase Agreement dated as of December 23, 2003 by and between Schawk, Inc. and Massachusetts Mutual Life Insurance Company	Exhibit 10.47 to Form 10-K filed with the SEC on March 8, 2004
10.12	Schawk, Inc. 2001 Equity Option Plan	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders
10.13	Schawk, Inc. 2003 Equity Option Plan	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001
10.14	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004
10.15	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005
10.16	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005
10.17	Credit Agreement, dated as of January 28, 2005, among Schawk, Inc., certain subsidiaries of Schawk, Inc. from time to time party thereto, certain financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as agent.	Exhibit 10.4 to Form 8-K filed with the SEC on February 2, 2005

Exhibit	Description	Incorporated herein by Reference(1)

10.18	Note Purchase and Private Shelf Agreement, dated as of January 28, 2005, among Schawk, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, and RGA Reinsurance Company.	Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005
10.19	First Amendment, dated as of January 28, 2005, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005
10.20	Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.	Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2006
10.21	Schawk, Inc. 2006 Long-term Incentive Plan	Annex A to the Proxy Statement for the 2006 Annual Meeting filed with the SEC on April 21, 2006
10.22	Amendment No. 1, dated as of February 28, 2008, to Credit Agreement dated as of January 28, 2005 among Schawk, Inc., certain subsidiaries of Schawk, Inc., certain lenders, and JPMorgan Chase Bank, N.A., on behalf of itself and as agent.	Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on March 5, 2008
10.23	Separation Agreement and General Release dated May 31, 2008 between James J. Patterson and Schawk USA, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on June 5, 2008
10.24	Employment Agreement dated as of September 18, 2008 between Timothy J. Cunningham and Schawk, Inc.*	Exhibit 10.1 to Form 8-K filed with the SEC on September 23, 2008
10.25	Amendment No. 2, dated as of June 11, 2009, to Credit Agreement, as amended, dated as of January 28, 2005, among Schawk, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., on behalf of itself and as agent.	Exhibit 10.1 to Form 8-K filed with the SEC on June 12, 2009
10.26	First Amendment, dated as of June 11, 2009, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005, among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.2 to Form 8-K filed with the SEC on June 12, 2009
10.27	Second Amendment, dated as of June 12, 2009, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on June 12, 2009
10.28	Amended and Restated Credit Agreement, dated as of January 12, 2010, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent.	Exhibit 10.1 to Form 8-K filed with the SEC on January 14, 2010
10.29	Second Amendment, dated as of January 12, 2010, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.2 to Form 8-K filed with the SEC on January 14, 2010
10.30	Third Amendment, dated as of January 12, 2010, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on January 14, 2010
10.31	Lease Extension Agreement, dated as of January 22, 2010, between Schawk, Inc. and Graphics IV Limited Partnership**
18	Preferability Letter of Ernst & Young LLP	Exhibit 18 to Form 10-Q filed with the SEC on November 17, 2008

Exhibit	Description	Incorporated herein by Reference(1)

21	List of Subsidiaries.**
23	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended**
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	The file number of each report or filing referred to herein is 001-09335 unless otherwise noted.

*	Represents a management contract or compensation plan or arrangement required to be identified and filed pursuant to Items 15(a)(3) and 15(b) of Form 10-K.

**	Document filed herewith.

Schawk, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Provision	Write-offs/	Other
Allowances for	Beginning	Charged to	Allowances	Additions	Balance at
Losses on Receivables	of Year	Expense	Taken(1)	(Deductions)(2)	End of Year

2009	$3,138	$(1,377)	$(249)	$107	$1,619
2008	$2,063	$1,834	$(519)	$(240)	$3,138
2007	$2,255	$515	$(879)	$172	$2,063

	Balance at	Provision		Other
Deferred Tax Asset	Beginning	Charged to	Allowance	Additions	Balance at
Valuation Allowance	of Year	Expense	Changes(3)	(Deductions)(2)	End of Year

2009	$28,619	$(11)	$(4,135)	$2,292	$26,765
2008	$27,346	$7,488	$(17)	$(6,198)	$28,619
2007	$24,492	$1,211	$365	$1,278	$27,346

(1)	Net of collections on accounts previously written off.

(2)	Consists principally of adjustments related to foreign exchange.

(3)	Allowance changes arising from reductions in net operating loss carry-forwards which are precluded from use and purchase accounting adjustments.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 15th day of March 2010.

Schawk, Inc.

By:	/s/ John B. Toher
John B. Toher
Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2010.

/s/ Clarence W. Schawk Clarence W. Schawk	Chairman of the Board and Director

/s/ David A. Schawk David A. Schawk	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ A. Alex Sarkisian, Esq. A. Alex Sarkisian	Executive Vice President, Chief Operating Officer and Director

/s/ Timothy J. Cunningham Timothy J. Cunningham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John B. Toher John B. Toher	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ John T. McEnroe, Esq. John T. McEnroe, Esq.	Director and Assistant Secretary

/s/ Leonard S. Caronia Leonard S. Caronia	Director

/s/ Judith W. McCue, Esq. Judith W. McCue, Esq.	Director

/s/ Hollis W. Rademacher Hollis W. Rademacher	Director

/s/ Michael G. O’Rourke Michael G. O’Rourke	Director

/s/ Stanley N. Logan Stanley N. Logan	Director