Form 10-Q
period 2010-03-31
SCHAWK INC
filed 2010-05-05
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2010 was 25,281,083

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10 -Q
March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,119	$12,167
Trade accounts receivable, less allowance for doubtful accounts of $1,522 at March 31, 2010 and $1,619 at December 31, 2009	90,982	88,822
Inventories	22,599	20,536
Prepaid expenses and other current assets	8,090	8,192
Income tax receivable	2,697	2,565
Deferred income taxes	1,012	992

Total current assets	137,499	133,274

Property and equipment, less accumulated depreciation of $98,534 at March 31, 2010 and $96,440 at December 31, 2009	48,316	50,247
Goodwill	188,009	187,664
Other intangible assets, net	35,928	37,605
Deferred income taxes	1,456	1,424
Other assets	6,798	6,005

Total assets	$418,006	$416,219

Liabilities and stockholders’ equity Current liabilities:
Trade accounts payable	$17,496	$16,957
Accrued expenses	56,916	64,079
Deferred income taxes	5,504	205
Income taxes payable	9,247	14,600
Current portion of long-term debt	20,278	12,858

Total current liabilities	109,441	108,699

Long-term liabilities:
Long-term debt	61,652	64,707
Other long-term liabilities	15,772	15,920
Deferred income taxes	2,174	2,059

Total long-term liabilities	79,598	82,686

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,025,551 and 29,855,796 shares issued at March 31, 2010 and December 31, 2009, respectively, 25,279,083 and 25,108,894 shares outstanding at March 31, 2010 and December 31, 2009, respectively	220	220
Additional paid-in capital	192,936	191,701
Retained earnings	87,463	85,953
Accumulated comprehensive income, net	9,184	7,804

	289,803	285,678
Treasury stock, at cost, 4,746,468 and 4,746,902 shares of common stock at March 31, 2010 and December 31, 2009, respectively	(60,836)	(60,844)

Total stockholders’ equity	228,967	224,834

Total liabilities and stockholders’ equity	$418,006	$416,219

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$111,708	$105,088
Cost of sales	69,833	71,994

Gross profit	41,875	33,094

Selling, general and administrative expenses	32,524	33,969
Foreign exchange (gain) loss	1,817	(126)
Impairment of long-lived assets	680	58
Acquisition integration and restructuring expenses	329	817

Operating income (loss)	6,525	(1,624)

Other income (expense)
Interest income	8	70
Interest expense	(1,988)	(1,449)

	(1,980)	(1,379)

Income (loss) before income taxes	4,545	(3,003)
Income tax provision (benefit)	2,025	(707)

Net income (loss)	$2,520	$(2,296)

Earnings (loss) per share:
Basic	$0.10	$(0.09)
Diluted	$0.10	$(0.09)

Weighted average number of common and common equivalent shares outstanding:
Basic	25,183	24,936
Diluted	25,557	24,936

Dividends per Class A common share	$0.0400	$0.0325
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Cash flows from operating activities
Net income (loss)	$2,520	$(2,296)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,333	3,664
Amortization	1,161	1,114
Impairment of long-lived assets	680	58
Amortization of deferred financing fees	243	45
Share-based compensation expense	457	378
(Gain) loss realized on sale of property and equipment	20	(28)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(2,697)	2,067
Inventories	(2,087)	1,343
Prepaid expenses and other current assets	(18)	(393)
Trade accounts payable, accrued expenses and other liabilities	(6,203)	(5,413)
Income taxes payable	(38)	(1,086)

Net cash used in operating activities	(2,629)	(547)

Cash flows from investing activities
Proceeds from sales of property and equipment	—	4,208
Purchases of property and equipment	(2,132)	(1,248)
Acquisitions, net of cash acquired	(35)	(272)
Other	—	(143)

Net cash provided by (used in) investing activities	(2,167)	2,545

Cash flows from financing activities
Proceeds from issuance of long-term debt	47,650	31,585
Payments of long-term debt, including current maturities	(43,285)	(21,192)
Payment of deferred financing fees	(983)	—
Cash dividends	(1,002)	(799)
Purchase of common stock	—	(4,277)
Issuance of common stock	778	333

Net cash provided by financing activities	3,158	5,650

Effect of foreign currency rate changes	1,590	(545)

Net increase (decrease) in cash and cash equivalents	(48)	7,103
Cash and cash equivalents at beginning of period	12,167	20,205

Cash and cash equivalents at end of period	$12,119	$27,308

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
Note 1 — Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2009.
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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2009, as filed with its 2009 Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC” or “Codification”) as summarized in Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 and ASU 2009-14 may have on the Company’s consolidated financial statements.
Note 2 — Inventories
The Company’s inventories consist primarily of raw materials and work in process inventories, as well as finished goods inventory related to the Company’s Los Angeles print operation. Raw materials are stated at the lower of cost or market. Work-in-process consists primarily of deferred labor and overhead costs.
The majority of the Company’s inventories are valued on the first-in, first-out (FIFO) basis. The remaining inventories are valued using the last-in, first-out (LIFO) method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Inventories consist of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$2,564	$2,736
Work in process	19,730	16,969
Finished Goods	1,245	1,771

	23,539	21,476
Less: LIFO reserve	(940)	(940)

	$22,599	$20,536

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
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2010	2009

Weighted average shares — Basic	25,183	24,936
Effect of dilutive stock options	374	—

Adjusted weighted average shares and assumed conversions — Diluted	25,557	24,936

Options to purchase an additional 883 shares of Class A common stock at an exercise price from $12.87 to $21.08 were outstanding at March 31, 2010 but are not included in the computation of diluted earnings per share because they would be anti-dilutive.
Since the Company was in a loss position for the three month period ended March 31, 2009, there was no difference between the number of shares used to calculate basic and diluted loss per share for that period. There were 10 potentially dilutive securities not included in the diluted per share calculations at March 31, 2009 because they would be anti-dilutive. In addition, options to purchase an additional 2,703 shares of Class A common stock at an exercise price from $8.75 to $21.08 were outstanding at March 31, 2009 but are not included in the computation of diluted earnings per share because they would be anti-dilutive.
Note 4 — Comprehensive Income
The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments, net of tax. The components of comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income (loss)	$2,520	$(2,296)
Foreign currency translation adjustments	1,380	(2,530)

Comprehensive income (loss)	$3,900	$(4,826)

Note 5 — Stock Based Compensation
The Company accounts for share-based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month period ended March 31, 2010, using the Black-Scholes option-pricing model. No stock options were granted during the three-month period ended March 31, 2009.

Three Months Ended
March 31, 2010

Expected dividend yield	1.24%
Expected stock price volatility	48.97%
Risk-free interest rate	3.26%
Weighted-average expected life of options	6.53 years
Forfeiture rate	3.0%
The total fair value of options and restricted shares granted during the three-month period ended March 31, 2010 was $1,554. As of March 31, 2010, there was $3,266 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three-month periods ended March 31, 2010 and March 31, 2009 was $457 and $378, respectively.
Note 6 — Impairment of long-lived assets
During the first quarter of 2010, certain newly purchased and installed production equipment sustained water damage. The equipment was no longer operable and the Company recorded an impairment charge in the first quarter of 2010 in the amount of $680, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations. The expense was recorded in the North America operating segment. During the first quarter of 2009, the Company recorded an asset impairment charge of $58, also in the North America operating segment.
The Company maintains insurance coverage for property loss, extra expense, and business interruption, with a $100 deductible, and has filed a claim with the insurance carrier for the loss incurred in the first quarter of 2010. However, it is not known at this time that the loss will be covered. The Company will not recognize any insurance recovery which may result from a settlement with the insurance carrier until it is realized. The insurance recovery, if any, will be recorded in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid.
Note 7 — Acquisitions
Brandmark International Holding B.V.
Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V. (“Brandmark”), a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom. The net assets and results of operations of Brandmark are included in the Consolidated Financial Statements in the Europe operating segment. This business was acquired to expand the Company’s creative design business in Europe, enhancing the Company’s ability to provide services for its multinational clients.

The purchase price of $10,456 consisted of $8,102 paid in cash to the seller at closing, $2,026 retained in an escrow account, less $245 received from the sellers for a Net Working Capital and Tangible Net Equity adjustment plus $573 paid for acquisition-related professional fees.
The Share Purchase Agreement provides that the purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes was achieved for the fiscal year ended March 31, 2009. At December 31, 2009, $3 was recorded for an estimated purchase price adjustment based on the seller’s preliminary financial statements for the fiscal year ended March 31, 2009 and the additional purchase price was allocated to goodwill. During the first quarter of 2010, a final agreement was reached with the former owners to pay a total of $38 in additional purchase price. The incremental purchase price adjustment of $35 was recorded in the first quarter of 2010 and allocated to goodwill. The $38 total additional purchase price was paid to the former owners in April, 2010.
Exit Reserves from Prior Acquisitions
The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $2,160 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets as of March 31, 2010.
The following table summarizes the reserve activity from December 31, 2009 through March 31, 2010:

	Balance			Balance
	December 31,			March 31,
	2009	Adjustments	Payments	2010

Facility closure cost	$2,431	$(8)	$(263)	$2,160

Note 8 — Debt
In January, 2005, the Company entered into a five year unsecured revolving credit facility agreement with JPMorgan Chase Bank, N.A., which was terminated in January, 2010 in connection with the Company’s revolving credit facility refinancing. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The total balance outstanding under the Company’s January, 2010 amended and restated revolving credit agreement at March 31, 2010 was $34,000 and is included in Long-term debt on the March 31, 2010 Consolidated Balance Sheets.
In January, 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes, maturing in January 2010, January 2011, and January 2012, respectively. The remaining aggregate outstanding balance of these notes, $34,412, is included on the March 31, 2010 Consolidated Balance Sheets as follows: $17,206 is included in Current maturities of long-term debt and $17,206 is included in Long-term debt.
In December, 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15,000, payable in annual installments of $2,143 from 2007 through 2013, and Tranche B, for $10,000, payable in annual installments of $1,429 from 2008 through 2014. The remaining aggregate balance of the Tranche A and Tranche B notes, $13,519, is included on the March 31, 2010 Consolidated Balance Sheets as follows: $3,073 is included in Current maturities of long-term debt and $10,446 is included in Long-term debt.
In December, 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at March 31, 2010; however, a $750 Canadian dollar letter of credit had been issued against funds available under the credit line.

2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments
Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At March 31, 2010, the applicable margin was 250 basis points, resulting in an interest rate of 2.74 percent on LIBOR-based borrowings under the revolving credit facility.
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
The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at March 31, 2010.
Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.
Deferred Financing Fees
In connection with the 2010 refinancing of the revolving credit facility, the Company capitalized $1,056 of legal fees as deferred financing fees and began amortizing them based on the term of the new credit agreement, which expires July 12, 2012. During the first quarter of 2010, $88 of these deferred financing fees were amortized. In addition, the Company amortized $155 of deferred financing fees during the first quarter related to its former revolving credit agreement and its note purchase agreements, bringing the total amortization during the first quarter to $243, which is included in Interest expense on the March 31, 2010 Consolidated Statements of Operations. At March 31, 2010, the Company had $1,205 of unamortized deferred financing fees.
Note 9 – Goodwill and Intangible Assets
The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually on October 1, or more frequently if events or changes in business circumstances indicate that the carrying value may not be recoverable.

The changes in the carrying amount of goodwill by reportable segment during the quarter ended March 31, 2010, were as follows:

	North		Asia
	America	Europe	Pacific	Total

Balance at January 1, 2010	$172,484	$7,853	$7,327	$187,664
Additional purchase accounting adjustments	—	35	—	35
Foreign currency translation	481	(449)	278	310

Balance at March 31, 2010	$172,965	$7,439	$7,605	$188,009

The Company’s other intangible assets subject to amortization are as follows:

		March 31, 2010
	Weighted Average		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	14.3 years	$50,902	$(16,070)	$34,832
Digital images	5.0 years	450	(443)	7
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.6 years	760	(648)	112
Patents	20.0 years	86	(86)	—
Trade names	2.7 years	739	(707)	32
Contract acquisition cost	3.0 years	1,220	(275)	945

	13.5 years	$54,869	$(18,941)	$35,928

		December 31, 2009
	Weighted Average		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	14.3 years	$51,647	$(15,326)	$36,321
Digital images	5.0 years	450	(420)	30
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.6 years	744	(588)	156
Patents	20.0 years	85	(85)	—
Trade names	2.7 years	732	(681)	51
Contract acquisition cost	3.0 years	1,220	(173)	1,047

	13.3 years	$55,590	$(17,985)	$37,605

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,161 and $1,114 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. Amortization expense for each of the next five twelve month periods beginning April 1, 2010, is expected to be approximately $4,334 for 2011, $4,148 for 2012, $3,867 for 2013, $3,719 for 2014, and $3,517 for 2015.

Note 10 — Income Taxes
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
The Company’s forecasted annual effective tax rate for the first quarter of 2010 and 2009 was approximately 34 percent and 26.5 percent, respectively. The increase in the forecasted tax rate is principally due to a projected higher proportion of profits in the United States than in foreign jurisdictions in 2010 as compared to 2009.
The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Pretax income (loss)	$4,545	$(3,003)
Income tax expense (benefit)	$2,025	$(707)
Effective tax rate	44.6%	23.5%
In the first quarter of 2010, the Company recognized tax expense of $2,025 on pretax income of $4,545, or an effective tax rate of 44.6 percent. The actual effective tax rate for the first quarter of 2010 exceeds the statutory rate principally due to the impact of permanent items, valuation allowance increases and non-creditable withholding taxes. In the first quarter of 2009, the Company recognized a tax benefit of $707 on a pretax loss of $3,003, or an effective tax rate of 23.5 percent. The actual effective tax rate for the first quarter of 2009 was less than the statutory rate principally due to the benefit of foreign income subject to lower foreign tax rates and releases of valuation allowances, offset by increases in permanent items.
The Company has unrecognized tax benefits of $10,605 and $16,259 at March 31, 2010 and December 31, 2009, respectively. The significant decrease in the reserve for uncertain tax positions during the first quarter of 2010 was due to the receipt of approval of a change in tax accounting method and was recorded primarily as an increase in deferred tax liabilities of $5,368. In April 2010, the Company completed income tax audits for certain tax years. As a result, the Company anticipates the release of uncertain tax benefits in the tax provision of between $5,800 and $6,300 in the second quarter of 2010.
Note 11 — Segment Reporting
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
The Company’s North America reportable segment includes all of the Company’s operations located in North America, including its Canadian and Mexican operations, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe reportable segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business. The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.
These reporting segments meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of ASC 280. The segment information for the three month period ended March 31, 2009 has been restated to conform to the current reportable segment presentation.
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
Segment information relating to results of operations is as follows:

	Three Months Ended March 31,
	2010	2009
Sales to external clients:
North America	$96,318	$91,170
Europe	17,374	15,583
Asia Pacific	6,822	5,909
Intercompany sales elimination	(8,806)	(7,574)

Total	$111,708	$105,088

Operating segment income (loss):
North America	$14,024	$5,691
Europe	548	627
Asia Pacific	879	803
Corporate	(8,926)	(8,745)

Operating income (loss)	6,525	(1,624)
Interest expense, net	(1,980)	(1,379)

Income (loss) before income taxes	$4,545	$(3,003)

Note 12 – Contingencies
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

Note 13 – Acquisition Integration and Restructuring
Actions Initiated in 2008
In 2008, the Company initiated a cost reduction plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under the Exit or Disposal Cost Obligations Topic of the Codification, ASC 420, and the Compensation – Nonretirement Postemployment Benefits Topic, ASC 712.
The following table summarizes the accruals recorded, adjustments, and the cash payments during the three-month period ended March 31, 2010, related to the cost reduction actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,608 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$288	$3,924	$4,212
New accruals	1	66	67
Adjustments	(31)	(7)	(38)
Cash payments	(21)	(612)	(633)

Liability balance at March 31, 2010	$237	$3,371	$3,608

Actions Initiated in 2009
During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.
The following table summarizes the accruals recorded and the cash payments during the three-month period ended March 31, 2010, related to the cost reduction actions initiated during 2009. The remaining reserve balance of $439 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at March 31, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$925	$108	$1,033
New accruals	3	2	5
Adjustments	(79)	(27)	(106)
Cash payments	(493)	—	(493)

Liability balance at March 31, 2010	$356	$83	$439

Actions Initiated in 2010
The following table summarizes the accruals recorded and the cash payments during the three-month period ended March 31, 2010, related to the cost reduction actions initiated during 2010. The remaining reserve balance of $224 is included in Accrued expenses on the Consolidated Balance Sheets at March 31, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$—	$—	$—
New accruals	291	—	291
Cash payments	(67)	—	(67)

Liability balance at March 31, 2010	$224	$—	$224

In addition to the restructuring actions initiated in 2008, 2009, and 2010 shown above, for which the combined expense was $219 for the three-month period ended March 31, 2010, the Company recorded $110 of additional restructuring expense during the first three months of 2010 for consulting fees related to the Company’s restructuring. The total expense for the three month period ended March 31, 2010 was $329 and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.
The expense for the three-month periods ended March 31, 2010 and March 31, 2009 and the cumulative expense since the cost reduction program’s inception was recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Three months ended March 31, 2010	$201	$77	$(66)	$117	$329
Three months ended March 31, 2009	$583	$125	$109	$—	$817
Cumulative since program inception	$9,516	$5,029	$1,174	$1,459	$17,178
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
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.
For purposes of financial reporting, the Company has determined that the fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at March 31, 2010. The Company did not elect the fair value measurement option under the Financial Instruments Topic of the Codification, ASC 825, for any of its financial assets or liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls; the discovery of new internal control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than expected costs or unanticipated difficulties associated with integrating acquired operations; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
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
The Company’s creative services are delivered through Anthem and through various sub-specialty capabilities whose services include digital photography, 3D imaging, creative retouching, CGI (Computer Generated Images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), interactive media, and large-format printing. These services support the creation, adaptation and maintenance of brand imagery used across brand touchpoints — including packaging, advertising, marketing and sales promotion materials — offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of client’s original intellectual property, present a high-margin growth opportunity for Schawk.
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
As the only truly global supplier of integrated strategic, creative and executional graphics capabilities, Schawk helps clients meet their growing need for consistency across brand touchpoints from a single coordinated contact. A high level of consistency can impact clients’ businesses in potentially significant ways such as the retention and growth of the equity in their brands and improved consumer recognition, familiarity and affinity. The latter has the potential to help clients improve sales and market share of their brands. Additionally, through its global systems, the Company provides processes that reduce opportunities for third parties to counterfeit its clients’ brands, which is an issue in both mature and developing regions. The Company also believes that its integrated and comprehensive capabilities provide clients with the potential for long-term cost-reductions across their graphic workflows.
Organization
During 2009, the Company restructured its operations to report its operations on a geographic basis, in three reportable segments: North America, Europe and Asia Pacific. This organization reflects the current management reporting structure.
The Company’s North America segment includes all of the Company’s operations located in North America, including its Canadian and Mexican operations, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.
Financial Overview
Net sales increased $6.6 million or 6.3 percent for the first three months of 2010 to $111.7 million from $105.1 million in the first three months of 2009. For the first three months of 2010, net income was $2.5 million or $0.10 per fully diluted share, as compared to a net loss of $2.3 million or $0.09 per fully diluted share for the first three months of 2009. For the first three months of 2010 compared to the first three months of 2009, sales increased in the North America operating segment by 5.6 percent, in the Europe operating segment by 11.5 percent, and in the Asia Pacific operating segment by 15.5 percent.
Gross profit increased by $8.8 million or 26.5 percent in the first three months of 2010 to $41.9 million from $33.1 million in the first three months of 2009. The increase in gross profit percentage occurred in all reportable segments as follows: North America increased by $8.4 million or 33.5 percent, Europe increased by $0.7 million or 15.0 percent and Asia Pacific increased by $0.5 million or 20.0 percent. The improvement in gross profit in the first three months of 2010 over the comparable period of the prior year is principally due to the increase in revenue quarter-over-quarter and the Company’s cost reduction and capacity utilization efforts.
Selling, general and administrative expenses decreased $1.4 million, or 4.3 percent, in the first three months of 2010 to $32.5 million from $34.0 million in the first three months of 2009, primarily as a result of the Company’s cost reduction program. The Company also had reduced restructuring expenses associated with the Company’s cost reductions activities of $0.3 million in the first three months of 2010 compared to $0.8 million in the first three months of 2009. The Company recorded asset impairment charges of $0.7 million and $0.1 million in the first quarters of 2010 and 2009, respectively. In addition, the Company recorded a $1.8 million loss on foreign exchange exposures in the first quarter of 2010, of which $1.7 million related to unrealized currency remeasurements, compared to a gain on foreign exchange exposures of $0.1 million in the comparable 2009 period. The unrealized currency losses in the first quarter of 2010 were principally due to the deterioration of the value of the Euro during the quarter. The Company’s foreign exchange gains or losses relate primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. Since the losses relate primarily to intercompany financing activities, the economic impact to the Company is minimal and is largely offset by gains in Accumulated comprehensive income, net, included in Stockholders’ equity. Operating income increased to $6.5 million in the first three months of 2010 compared to an operating loss of $1.6 million for the first three months of 2009.
Cost Reduction and Capacity Utilization Actions
Beginning in the second quarter of 2008 and continuing in 2009 and the first quarter of 2010, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the first three months of 2010 was $0.3 million, compared to $0.8 million in the first three months of 2009 and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.
The expense for the years 2008, 2009, the first quarter of 2010 and the cumulative expense since the cost reduction program’s inception was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Three months ended March 31, 2010	$0.2	$0.1	$ (0.1)	$0.1	$0.3
Year ended December 31, 2009	3.6	1.4	1.0	0.5	6.5
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$9.5	$5.1	$1.1	$1.5	$17.2

It is estimated that cost savings resulting from the first quarter 2010 cost reduction actions will be approximately $1.5 million for 2010 and approximately $1.9 million for 2011. It is estimated that cost savings resulting from the 2009 cost reduction actions was approximately $8.9 million for 2009 and will be approximately $15.6 million for 2010. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million in 2009 and will be approximately $21.9 million in 2010.
Critical Accounting Policies
As discussed in the 2009 Form 10-K, the preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amount of reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results may differ from those estimates.
There were no material changes in the Company’s critical accounting policies since the filing of its 2009 Form 10-K.

Results of Operations
Consolidated
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

	Three Months Ended		2010 vs. 2009
	March 31,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$111,708	$105,088	$6,620	6.3%
Cost of sales	69,833	71,994	(2,161)	(3.0)%

Gross profit	41,875	33,094	8,781	26.5%

Selling, general and administrative expenses	32,524	33,969	(1,445)	(4.3)%
Foreign exchange (gain) loss	1,817	(126)	1,943	nm
Impairment of long-lived assets	680	58	622	nm
Acquisition integration and restructuring expenses	329	817	(488)	(59.7)%

Operating income (loss)	6,525	(1,624)	8,149	nm

Other income (expense):
Interest income	8	70	(62)	(88.6)%
Interest expense	(1,988)	(1,449)	(539)	37.2%

	(1,980)	(1,379)	(601)	43.6%

Income (loss) before income taxes	4,545	(3,003)	7,548	nm
Income tax provision (benefit)	2,025	(707)	2,732	nm

Net income (loss)	$2,520	$(2,296)	$4,816	nm

Effective income tax rate	44.6%	23.5%
Expressed as a percentage of Net Sales:

Gross margin	37.5%	31.5%	600 bpts
Selling, general and administrative expense	29.1%	32.3%	(320) bpts
Foreign exchange (gain) loss	1.6%	(0.1)%	170 bpts
Acquisition integration and restructuring expenses	0.3%	0.8%	(50) bpts
Impairment of long-lived assets	0.6%	0.1%	50 bpts
Operating margin	5.8%	(1.5)%	730 bpts

bpts =	basis points

nm =	not meaningful
Net sales in the first quarter of 2010 were $111.7 million compared to $105.1 million in the same period of the prior year, an increase of $6.6 million, or 6.3 percent. Net sales increased, quarter-over-quarter, in all operating segments: the North America segment increased by $5.1 million, or 5.6 percent; the Europe segment increased by $1.8 million, or 11.5 percent; and the Asia Pacific segment increased by $0.9 million, or 15.5 percent. Approximately $3.4 million of the sales increase, quarter-over-quarter, was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter increase in sales primarily reflects the improvement in the global economy, which started in the latter half of 2009 and continued into 2010. Many of the Company’s clients have begun to increase the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.

Consumer products packaging accounts sales in the first quarter of 2010 were $80.4 million, or 71.9 percent of total sales, as compared to $73.1 million, or 69.6 percent, in the same period of last year, representing an increase of 9.9 percent. Advertising and retail accounts sales of $20.8 million in the first quarter of 2010, or 18.7 percent of total sales, declined 2.3 percent from $21.3 million in the first quarter of 2009. Entertainment account sales of $6.5 million in the first quarter of 2010, or 5.8 percent of total sales, declined 16.7 percent from $7.8 million in the first quarter of 2009. As market and economic conditions begin to improve, many of the Company’s consumer products packaging clients have increased their frequency of package redesigns, sales promotions and new product introductions, as compared to the comparable prior year period.
Gross profit was $41.9 million, or 37.5 percent, of sales in the first quarter of 2010, an increase of $8.8 million, or 26.5 percent, from $33.1 million, or 31.5 percent of sales, in the first quarter of 2009. The increase in gross profit is largely attributable to the increase in revenue quarter-over-quarter and cost savings related to the Company’s restructuring efforts.
Operating income increased by $8.1 million, to $6.5 million in the first quarter of 2010 from a $1.6 million operating loss in the first quarter of 2009. The first quarter 2010 operating income percentage was 5.8 percent, compared to an operating loss percentage of 1.5 percent in the first quarter of 2009. The increase in operating income in the first quarter of 2010 compared to the first quarter of 2009 is principally due to the increase in revenue quarter-over-quarter and lower operating expenses resulting from the Company’s cost reduction initiatives. The decrease in selling, general and administrative expenses over the prior period reflects a $2.0 million decrease in professional and consulting fees related to the Company’s internal control remediation and related matters. In the first quarter of 2010, the Company recorded $0.3 million of acquisition integration and restructuring expenses compared to $0.8 million in the first quarter of 2009. These expenses were recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations and represent costs for employee terminations, obligations for future lease payments, and other associated costs. These quarter-over-quarter expense reductions were offset by certain expense increases, as follows: The Company recorded a $1.8 million loss on foreign exchange exposures in the first quarter of 2010, of which $1.7 million related to unrealized currency remeasurements, compared to a gain on foreign exchange exposures of $0.1 million in the comparable 2009 period. The unrealized currency losses in the first quarter of 2010 were principally due to the deterioration of the value of the Euro during the quarter. The Company’s foreign exchange gains or losses relate primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. Since the losses relate primarily to intercompany financing activities, the economic impact to the Company is minimal and is largely offset by gains in Accumulated comprehensive income, net, included in Stockholders’ equity. See Note 4 — Comprehensive Income in Part I, Item 1. The Company is currently reviewing its foreign currency management policies and procedures to ascertain the merits of hedging its foreign currency exposures. In addition, the Company recorded a $0.7 million asset impairment charge in the first quarter of 2010 for equipment damaged at one of its North American facilities, compared to a $0.1 million asset impairment charge recorded in the first quarter of 2009.
Interest expense in the first quarter of 2010 was $2.0 million compared to $1.4 million in the first quarter of 2009 an increase of $0.5 million, or 37.2 percent. The higher interest expense in the 2010 period reflects an increase in interest rates attributable to the Company’s June 2009 debt amendments. The Company historically has not actively managed interest rate exposure on variable rate debt or hedged its interest rate exposures. However, the Company is currently reviewing its interest rate management policies and procedures to ascertain the merits of hedging its interest rate exposures.
Income tax expense was at an effective tax rate of 44.6 percent and 23.5 percent for the first quarters of 2010 and 2009, respectively. The increase in the effective rate for 2010 compared to 2009 is primarily due to the pretax loss in the first quarter of 2009 and a higher proportion of profits in higher-tax jurisdictions in the first quarter of 2010.
In the first quarter of 2010, the Company recorded net income of $2.5 million, as compared to a net loss of $2.3 million for the same period of 2009.
Other Information
Depreciation and amortization expense was $4.5 million for the first quarter of 2010 as compared to $4.8 million in the first quarter of 2009.
Capital expenditures in the first quarter of 2010 were $2.1 million compared to $1.2 million in the same period of 2009.

Segment Information
North America Segment
The following table sets forth North America segment results for the quarters ended March 31, 2010 and 2009:

	Three Months Ended		2010 vs. 2009
	March 31,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$96,318	$91,170	$5,148	5.6%
Acquisition integration and restructuring expenses	$201	$583	$(382)	(65.5)%
Foreign exchange (gain) loss	$(40)	$133	$(173)	nm
Impairment of long-lived assets	$680	$58	$622	nm
Depreciation and amortization	$2,870	$3,031	$(161)	(5.3)%
Operating income	$14,024	$5,691	$8,333	nm
Operating margin	14.6%	6.2%		840 bpts
Capital expenditures	$1,668	$1,050	$618	58.9%
Total assets	$321,636	$318,160	$3,476	1.1%

bpts =	basis points

nm =	not meaningful
Net sales in the first quarter of 2010 for the North America segment were $96.3 million compared to $91.2 million in the same period of the prior year, an increase of $5.1 million or 5.6 percent. Approximately $1.6 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. The quarter-over-quarter increase in sales reflects an improvement in the North American economy, which started in the latter half of 2009 and continued into the first quarter of 2010. In response to improving economic conditions, many of the Company’s consumer products clients have increased their levels of marketing and new product introductions and have increased the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.
Operating income was $14.0 million or 14.6 percent of sales, in the first quarter of 2010 compared to $5.7 million, or 6.2 percent of sales, in the first quarter of 2009, an increase of $8.3 million. The increase in operating income is principally due to the increase in revenue quarter-over-quarter and the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the first quarter of 2010.

Europe Segment
The following table sets forth Europe segment results for the quarters ended March 31, 2010 and 2009:

	Three Months Ended		2010 vs. 2009
	March 31,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$17,374	$15,583	$1,791	11.5%
Acquisition integration and restructuring expenses	$77	$125	$(48)	(38.4)%
Foreign exchange (gain) loss	$88	$12	$76	nm
Depreciation and amortization	$655	$694	$(39)	(5.6)%
Operating income (loss)	$548	$627	$(79)	(12.6)%
Operating margin	3.2%	4.0%		(80) bpts
Capital expenditures	$72	$110	$(38)	(34.5)%
Total assets	$45,321	$42,914	$2,407	5.6%

bpts =	basis points

nm =	not meaningful
Net sales in the Europe segment in the first quarter of 2010 were $17.4 million compared to $15.6 million in the same period of the prior year, an increase of $1.8 million or 11.5 percent. Approximately $1.2 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.
Operating income was $0.5 million, or 3.2 percent of sales, in the first quarter of 2010 compared to an operating income of $0.6 million or 4.0 percent of sales in the first quarter of 2009, a decrease of $0.1 million.
Asia Pacific Segment
The following table sets forth Asia Pacific segment results for the quarters ended March 31, 2010 and 2009:

	Three Months Ended		2010 vs. 2009
	March 31,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$6,822	$5,909	$913	15.5%
Acquisition integration and restructuring expenses	$(66)	$109	$(175)	nm
Foreign exchange (gain) loss	$168	$(270)	$438	nm
Depreciation and amortization	$297	$248	$49	19.8%
Operating income	$879	$803	$76	9.5%
Operating margin	12.9%	13.6%		(70) bpts
Capital expenditures	$387	$70	$317	nm
Total assets	$22,768	$27,941	$(5,173)	(18.5)%

bpts =	basis points

nm =	not meaningful
Net sales in the Asia Pacific segment in the first quarter of 2010 were $6.8 million compared to $5.9 million in the same period of the prior year, an increase of $0.9 million or 15.5 percent. Approximately $0.6 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.
Operating income was $0.9 million in the first quarter of 2010, or 12.9 percent of sales, as compared to $0.8 million, or 13.6 percent of sales, in the first quarter of 2009, an increase of 9.5 percent. The increase in operating income is principally due to the increase in revenue quarter-over-quarter.

Liquidity and Capital Resources
The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at March 31, 2010 was $81.9 million. As noted below, the Company entered into an amended and restated credit agreement in January 2010.
As of March 31, 2010, the Company had $12.1million in consolidated cash and cash equivalents, compared to $12.2 million at December 31, 2009.
Cash used in operating activities. Cash used in operating activities was $2.6 million in the first three months of 2010 compared to $0.5 million in the first three months of 2009. The increase in cash used in operating activities period-over-period reflects unfavorable changes in non-cash current assets and current liabilities in the 2010 period as compared to the 2009 period. The changes in the working capital accounts in the first quarter of 2010 include the payment of bonuses and other liabilities accrued at year-end 2009 and an increase in work-in-process inventory, reflecting an increase in business activity at quarter-end 2010. The unfavorable change in working capital accounts was partially offset by the improvement in net income to $2.5 million for the first three months of 2010 compared to a net loss of $2.3 million for the first three months of 2009.
Depreciation and intangible asset amortization expense in the first three months of 2010 was $3.3 million and $1.2 million, respectively, as compared to $3.7 million and $1.1 million, respectively, in the first three months of the prior year.
Cash provided by (used in) investing activities. Cash used in investing activities was $2.2 million in the first three months of 2010 compared to $2.5 million of cash provided by investing activities during the comparable 2009 period. The cash provided by investing activities in the 2009 period reflects proceeds of $4.2 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as “held for sale” at year-end 2008. Capital expenditures were $2.1 million in the first three months of 2010 compared to $1.2 million in the first three months of 2009. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $10.0 to $18.5 million annually. During the next three years, the Company expects to incur capital investment and related costs in information technology systems to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.
Cash provided by financing activities. Cash provided by financing activities in the first three months of 2010 was $3.2 million compared to $5.7 million during the first three months of 2009. The cash provided by financing activities in the first three months of 2010 reflects $4.4 million of net proceeds from debt compared to $10.4 million of net proceeds from debt in the comparable 2009 period. The Company used $4.3 million to purchase shares of its common stock during the first three months of 2009. No shares were repurchased by the Company during the first three months of 2010. In addition, the Company received proceeds of $0.8 million from the issuance of common stock during the first nine months of 2010 compared to $0.3 million in the first three months of 2009. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $1.0 million and $0.8 million for the first three months ended March 31, 2010 and 2009, respectively. The dividend paid during the first quarter of 2010 reflects an increase to $0.04 per share, or approximately $1.0 million per quarter, and, subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at this rate to continue throughout 2010. In January 2010, the Company entered into an amended and restated credit agreement with its lenders. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below.
Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.
Current Borrowings
In January, 2005, the Company entered into a five year unsecured revolving credit facility agreement with JPMorgan Chase Bank, N.A., which was terminated in January, 2010 in connection with the Company’s revolving credit facility refinancing. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The total balance outstanding under the Company’s January, 2010 amended and restated revolving credit agreement at March 31, 2010 was $34.0 million and is included in Long-term debt on the March 31, 2010 Consolidated Balance Sheets.
In January, 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private

Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes, maturing in January 2010, January 2011, and January 2012, respectively. The remaining aggregate outstanding balance of these notes, $34.4 million, is included on the March 31, 2010 Consolidated Balance Sheets as follows: $17.2 million is included in Current maturities of long-term debt and $17.2 million is included in Long-term debt.
In December, 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15.0 million, payable in annual installments of $2.1 million from 2007 through 2013, and Tranche B, for $10.0 million, payable in annual installments of $1.4 million from 2008 through 2014. The remaining aggregate balance of the Tranche A and Tranche B notes, $13.5 million, is included on the March 31, 2010 Consolidated Balance Sheets as follows: $3.1 million is included in Current maturities of long-term debt and $10.4 million is included in Long-term debt.
In December, 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at March 31, 2010; however, a $0.8 million Canadian dollar letter of credit had been issued against funds available under the credit line.
2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments
Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At March 31, 2010, the applicable margin was 250 basis points, resulting in an interest rate of 2.74 percent on LIBOR-based borrowings under the revolving credit facility.
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
The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at March 31, 2010.
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
There have been no material changes in the Company’s minimum debt, lease and other material noncancelable commitments from those reported in the Company’s Form 10-K for the year ended December 31, 2009, except as follows:
As of March 31, 2010, the Company’s total liability for uncertain tax positions was $12.4 million, including $1.7 million of accrued interest and penalties. Of this total, it is estimated that $7.2 million will be settled in one year or less and $5.2 million will be settled in one to three years. In April 2010, the Company completed income tax audits for certain tax years. As a result, the Company anticipates the release of uncertain tax benefits in the tax provision of between $5.8 million and $6.3 million in the second quarter of 2010.
As of December 31, 2009, the Company’s total liability for uncertain tax positions was $18.1 million, including $1.9 million of accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.
Recent Accounting Pronouncements
See Note 1 — Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.
Critical accounting policies and estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2009 for further discussion of the Company’s critical accounting estimates and policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2009. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2009.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation as of March 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2009 descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Annual Report (collectively, the “Risk Factors”) could materially adversely affect our business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2010. During the first three months of 2009, the Company repurchased 488,700 shares of its common stock, pursuant to an authorization from its Board of Directors in December 2008. The share repurchase program was discontinued in March, 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised, although no shares had been tendered during the three-month periods ended March 31, 2010 or March 31, 2009. The Company records the receipt of common stock in payment for stock options exercised as a purchase of treasury stock.
Item 6. Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incoporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Amended and Restated Credit Agreement, dated as of January 12, 2010, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent. Incoporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on January 14, 2010.

10.2	Second Amendment, dated as of January 12, 2010, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005 among Schawk, Inc. and the noteholders party thereto. Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on January 14, 2010.

10.3	Third Amendment, dated as of January 12, 2010, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto. Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on January 14, 2010.

10.4	Lease Extension Agreement, dated as of January 22, 2010, between Schawk, Inc. and Graphics IV Limited Partnership. Incorporated herein by reference to Exhibit 10.31 to Form 10-K filed with the SEC on March 15, 2010.

10.5	Commercial Lease, dated as of March 23, 2010, between Schawk, Inc. and Graphics IV Limited Partnership. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2010.
Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher John B. Toher Vice President and Corporate Controller