Form 10-Q
period 2010-06-30
SCHAWK INC
filed 2010-08-04
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2010 was 25,549,047.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10 -Q
June 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,483	$12,167
Trade accounts receivable, less allowance for doubtful accounts of $1,033 at June 30, 2010 and $1,619 at December 31, 2009	92,353	88,822
Inventories	21,263	20,536
Prepaid expenses and other current assets	9,699	8,192
Income tax receivable	2,565	2,565
Deferred income taxes	3,275	992

Total current assets	147,638	133,274

Property and equipment, less accumulated depreciation of $101,850 at June 30, 2010 and $96,440 at December 31, 2009	47,385	50,247
Goodwill	186,931	187,664
Other intangible assets, net	34,228	37,605
Deferred income taxes	1,204	1,424
Other assets	6,158	6,005

Total assets	$423,544	$416,219

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,155	$16,957
Accrued expenses	57,745	64,079
Deferred income taxes	5,493	205
Income taxes payable	5,641	14,600
Current portion of long-term debt	20,278	12,858

Total current liabilities	107,312	108,699

Long-term liabilities:
Long-term debt	53,123	64,707
Other liabilities	14,903	15,920
Deferred income taxes	4,309	2,059

Total long-term liabilities	72,335	82,686

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,281,763 and 29,855,796 shares issued at June 30, 2010 and December 31, 2009, respectively; 25,535,805 and 25,108,894 shares outstanding at June 30, 2010 and December 31, 2009, respectively	222	220
Additional paid-in capital	195,901	191,701
Retained earnings	102,246	85,953
Accumulated comprehensive income, net	6,356	7,804

	304,725	285,678
Treasury stock, at cost, 4,745,958 and 4,746,902 shares of common stock at June 30, 2010 and December 31, 2009, respectively	(60,828)	(60,844)

Total stockholders’ equity	243,897	224,834

Total liabilities and stockholders’ equity	$423,544	$416,219

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$117,840	$111,989	$229,548	$217,077
Cost of sales	71,016	69,055	140,849	141,049

Gross profit	46,824	42,934	88,699	76,028

Selling, general and administrative expenses	30,420	32,151	62,944	66,120
Foreign exchange (gain) loss	(267)	(319)	1,550	(445)
Acquisition integration and restructuring expenses	686	1,501	1,015	2,318
Impairment of long-lived assets	—	78	680	136

Operating income	15,985	9,523	22,510	7,899

Other income (expense)
Interest income	8	30	16	100
Interest expense	(1,771)	(2,468)	(3,759)	(3,917)

	(1,763)	(2,438)	(3,743)	(3,817)

Income before income taxes	14,222	7,085	18,767	4,082
Income tax provision (benefit)	(1,583)	2,317	442	1,610

Net income	$15,805	$4,768	$18,325	$2,472

Earnings per share:
Basic	$0.62	$0.19	$0.72	$0.10
Diluted	$0.61	$0.19	$0.71	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	25,400	24,921	25,292	24,928
Diluted	25,884	24,921	25,731	24,929

Dividends per Class A common share	$0.0400	$0.0100	$0.0800	$0.0425
The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009
Cash flows from operating activities
Net income	$18,325	$2,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,627	7,250
Amortization	2,273	2,258
Impairment of long-lived assets	680	136
Insurance settlement	(520)	—
Non-cash restructuring charge	—	77
Amortization of deferred financing fees	386	226
Share-based compensation expense	1,041	879
Loss realized on sale of property and equipment	3	44
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(4,193)	1,091
Inventories	(838)	3,466
Prepaid expenses and other current assets	(1,094)	(1,362)
Trade accounts payable, accrued expenses and other liabilities	(5,432)	3,619
Income taxes refundable (payable)	(3,101)	4,915

Net cash provided by operating activities	14,157	25,071

Cash flows from investing activities
Proceeds from sales of property and equipment	26	4,395
Proceeds from insurance settlement	520	—
Purchases of property and equipment	(4,896)	(2,355)
Acquisitions, net of cash acquired	(35)	(383)
Other	4	(288)

Net cash provided by (used in) investing activities	(4,381)	1,369

Cash flows from financing activities
Proceeds from issuance of long-term debt	78,250	32,660
Payments of long-term debt, including current maturities	(82,414)	(55,455)
Payment of deferred financing fees	(1,017)	(1,170)
Cash dividends	(2,016)	(1,048)
Purchase of common stock	—	(4,277)
Issuance of common stock	3,162	465

Net cash used in financing activities	(4,035)	(28,825)

Effect of foreign currency rate changes	575	(702)

Net increase (decrease) in cash and cash equivalents	6,316	(3,087)
Cash and cash equivalents at beginning of period	12,167	20,205

Cash and cash equivalents at end of period	$18,483	$17,118

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)
Note 1 — Significant Accounting Policies
The Company’s significant accounting policies are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2009, except as follows:
Derivative Financial Instruments. In May 2010, the Company executed two “variable to fixed” interest rate swaps, designated as cash flow hedges, for the total notional amount of $15,000. The Company assesses hedge effectiveness quarterly by comparing the current terms of the swaps and the debt. The effective portion of the derivative fair value gains or losses from these cash flow hedges is deferred in Accumulated comprehensive income, net. The derivatives are recorded on the Consolidated Balance Sheets at fair value. See Note 14 – Derivative Financial Instruments for further discussion.
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
These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2009, as filed with its 2009 Form 10-K. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
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
Inventories consist of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$2,447	$2,736
Work in process	19,279	16,969
Finished Goods	477	1,771

	22,203	21,476
Less: LIFO reserve	(940)	(940)

	$21,263	$20,536

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
The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares — Basic	25,400	24,921	25,292	24,928
Effect of dilutive stock options	484	—	439	1

Adjusted weighted average shares and assumed conversions - Diluted	25,884	24,921	25,731	24,929

The following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Anti-dilutive options	691	2,881	951	2,818
Exercise price range	$12.87 - $21.08	$6.94 - $21.08	$12.87 - $21.08	$6.94 - $21.08

Note 4 — Comprehensive Income
The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income (loss) for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$15,805	$4,768	$18,325	$2,472
Foreign currency translation adjustments	(2,737)	6,105	(1,357)	3,575
Changes in unrealized loss on hedges (net of tax)	(91)	—	(91)	—

Comprehensive income	$12,977	$10,873	$16,877	$6,047

Note 5 — Stock Based Compensation
The Company accounts for share-based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and using the straight-line expense attribution method.
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended June 30, 2010 and June 30, 2009, using the Black-Scholes option-pricing model.

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Expected dividend yield	0.88%-1.24%	1.34%
Expected stock price volatility	47.75%-48.97%	43.75%
Risk-free interest rate	2.87%-3.26%	2.79%
Weighted-average expected life of options	6.53-7.40 years	6.8 years
Forfeiture rate	1.0%-3.0%	0.85%
The total fair value of options and restricted stock granted during the three and six month periods ended June 30, 2010, was $134 and $1,688, respectively. The total fair value of options and restricted stock granted during both the three and six month periods ended June 30, 2009, was $1,695. As of June 30, 2010, there was $2,814 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three and six month periods ended June 30, 2010 was $584 and $1,041, respectively. Expense recognized under ASC 718 for the three and six month periods ended June 30, 2009, was $501 and $879, respectively.
Note 6 — Impairment of Long-lived Assets
During the first quarter of 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations for the six-month period ended June 30, 2010, and filed a claim with its insurance carrier for the loss incurred. The expense was recorded in the North America operating segment. In the three and six month periods ended June 30, 2009, the Company recorded asset impairment charges of $78 and $136, respectively.
The Company maintains insurance coverage for property loss, extra expense, and business interruption and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. During the second quarter of 2010, the Company received an insurance settlement of $520 related to the damaged equipment for which impairment was recorded in the first quarter of 2010. In addition, during the second quarter of 2010, the Company received confirmation of a pending insurance settlement in the amount of $860 related to a flood loss at one of the Company’s North American operations during 2009. The Company recorded a receivable in the amount of $860 at June 30, 2010 for this pending settlement, which was received in July, 2010. The combined insurance recovery of $1,380 was recorded as a reduction of Selling, general and administrative expenses in the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010.
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
Exit Reserves from Prior Acquisitions
The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The adjustment recorded in the second quarter of 2010 is principally due to a reduction in the reserve for a certain vacant facility which the Company expects to re-occupy in September 2010. The remaining reserve balance of $1,168 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets as of June 30, 2010.
The following table summarizes the reserve activity from December 31, 2009 through June 30, 2010:

	Balance			Balance
	December 31,			March 31,
	2009	Adjustments	Payments	2010

Facility closure cost	$2,431	$(8)	$(263)	$2,160

	Balance			Balance
	March 31,			June 30,
	2010	Adjustments	Payments	2010

Facility closure cost	$2,160	$(754)	$(238)	$1,168

Note 8 — Debt
In December, 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15,000, payable in annual installments of $2,143 from 2007 through 2013, and Tranche B, for $10,000, payable in annual installments of $1,429 from 2008 through 2014. The remaining aggregate balance of the Tranche A and Tranche B notes, $12,289, is included on the June 30, 2010 Consolidated Balance Sheets as follows: $3,072 is included in Current maturities of long-term debt and $9,217 is included in Long-term debt.
In January, 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc., pursuant to which the Company sold $50,000 in a series of three Senior Notes, maturing in January 2010, January 2011, and January 2012, respectively. The remaining aggregate outstanding balance of the two remaining notes, $34,412, is included on the June 30, 2010 Consolidated Balance Sheets as follows: $17,206 is included in Current maturities of long-term debt and $17,206 is included in Long-term debt.
In December, 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at June 30, 2010.
Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its prior revolving credit facility that was set to terminate in January 2010. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At June 30, 2010, the applicable margin was 250 basis points, resulting in an interest rate of 2.85 percent on LIBOR-based borrowings under the revolving credit facility. In order to manage the risk of rising interest rates on the Company’s variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15,000 in May of 2010. See Note 14 – Derivative Financial Instruments for further discussion.
Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2010 and succeeding years on the Company’s other long-term debt obligations. The total balance outstanding under the Company’s credit facility at June 30, 2010 was $26,700 and is included in Long-term debt on the June 30, 2010 Consolidated Balance Sheets.
Outstanding obligations due under the facility continue to be secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.
The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at June 30, 2010.
Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.
Deferred Financing Fees
In connection with the 2010 refinancing of the revolving credit facility, the Company capitalized $1,090 of legal fees as deferred financing fees and began amortizing them based on the term of the new credit agreement, which expires July 12, 2012. During the three and six months ended June 30, 2010, $112 and $200 of these deferred financing fees were amortized, respectively. In addition, the Company amortized $31 and $186 of deferred financing fees during the three and six months ended June 30, 2010, respectively, related to its former revolving credit agreement and its note purchase agreements. The total amortization during the three and six months ended June 30, 2010 was $143 and $386, respectively, which is included in Interest expense on the June 30, 2010 Consolidated Statements of Operations. At June 30, 2010, the Company had $1,095 of unamortized deferred financing fees.
Note 9 — Goodwill and Intangible Assets
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
The changes in the carrying amount of goodwill by reportable segment during the three and six month periods ended June 30, 2010, were as follows:

	North		Asia
	America	Europe	Pacific	Total

Balance at January 1, 2010	$172,484	$7,853	$7,327	$187,664
Additional purchase accounting adjustments	—	35	—	35
Foreign currency translation	481	(449)	278	310

Balance at March 31, 2010	172,965	7,439	7,605	188,009
Foreign currency translation	(464)	(356)	(258)	(1,078)

Balance at June 30, 2010	$172,501	$7,083	$7,347	$186,931

The Company’s other intangible assets subject to amortization are as follows:

		June 30, 2010
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.4 years	$50,168	$(16,874)	$33,294
Digital images	5.0 years	450	(450)	—
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.6 years	739	(678)	61
Trade names	2.7 years	721	(691)	30
Contract acquisition cost	3.0 years	1,220	(377)	843

	13.6 years	$54,010	$(19,782)	$34,228

		December 31, 2009
	Weighted		Accumulated
	Average Life	Cost	Amortization	Net

Customer relationships	14.3 years	$51,647	$(15,326)	$36,321
Digital images	5.0 years	450	(420)	30
Developed technologies	3.0 years	712	(712)	—
Non-compete agreements	3.6 years	744	(588)	156
Trade names	2.7 years	732	(681)	51
Contract acquisition cost	3.0 years	1,220	(173)	1,047

	13.3 years	$55,505	$(17,900)	$37,605

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,112 and $2,273 for the three and six month periods ended June 30, 2010, respectively. Amortization expense related to the other intangible assets totaled $1,144 and $2,258 for the three and six month periods ended June 30, 2009, respectively. Amortization expense for each of the next five twelve month periods beginning July 1, 2010, is expected to be approximately $4,167 for 2011, $4,053 for 2012, $3,673 for 2013, $3,631 for 2014, and $3,258 for 2015.
Note 10 — Income Taxes
The Company’s interim period income tax provision is determined as follows:
•	At the end of each fiscal quarter, the Company estimates the income tax that will be provided for the fiscal year.

•	The forecasted annual effective tax rate is applied to the year-to-date ordinary income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The term ordinary income refers to income from continuing operations before income taxes, excluding significant, unusual or infrequently occurring items. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter-to-date computations.

•	The tax effects of significant or infrequently occurring items are recognized as discrete items in the interim periods in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior years, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant, unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

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
The Company’s forecasted annual effective tax rate for the second quarter of 2010 was approximately 28 percent, reflecting a reduction from the first quarter 2010 forecasted annual effective tax rate of approximately 34 percent. The decrease in the forecasted annual effective tax rate is principally due to changes in forecasted income levels in the United States and foreign jurisdictions and permanent items in the second quarter.
The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Pretax income	$14,222	$7,085	$18,767	$4,082
Income tax expense (benefit)	$(1,583)	$2,317	$442	$1,610
Effective tax rate	(11.1)%	32.7%	2.4%	39.4%
In the second quarter of 2010, the Company recognized a tax benefit of $1,583 on pretax income of $14,222 or an effective tax rate of (11.1) percent as compared to an effective tax rate of 32.7 percent in the second quarter of 2009. The decrease in the effective tax rate for the second quarter is principally due to a discrete period tax benefit related to the release of uncertain tax positions, net of federal and state benefits, of $6,346, of which $5,630 resulted from the receipt of approval from the Joint Committee on Taxation related to a U. S. federal audit and $716 resulted from other favorable state and international tax settlements and statute closures.
In the second quarter of 2009, the Company recognized a tax expense of $2,317 on a pretax income of $7,085, or an effective tax rate of 32.7 percent. Upon filing the income tax returns in the second quarter of 2009, the Company received a $7,517 refund from tax authorities. The income tax receivable and current and deferred taxes were adjusted accordingly on the Consolidated Balance Sheets at June 30, 2009.
For the first six months of 2010, the Company recognized tax expense of $442 on pretax income of $18,767, or an effective tax rate of 2.4 percent as compared to an effective tax rate of 39.4 percent for the first six months of 2009. The decrease in the effective tax rate for the first six months of 2010 compared to the comparable 2009 period is primarily due to the discrete period tax benefit in the second quarter of 2010 discussed above, related to the release of uncertain tax positions, net of federal and state benefits, of $6,346. For the first six months of 2009, the Company recognized tax expense of $1,610 on pretax income of $4,082, or an effective tax rate of 39.4 percent. In the first six months of 2009, the Company filed income tax returns and received a $7,517 refund from the tax authorities. The income tax receivable and current and deferred taxes were adjusted accordingly on the Consolidated Balance Sheets at June 30, 2009.
The Company had unrecognized tax benefits, exclusive of interest and penalties, of $4,192 and $16,259 at June 30, 2010 and December 31, 2009, respectively. The reserve for uncertain tax positions decreased by $6,462 in the second quarter of 2010. The decrease was primarily the result of the following: $5,775 due to the Joint Committee on Taxation approval of the U. S. federal audit and other favorable state and international tax settlements, and $687 from statute of limitation closures, which was recorded as an increase in deferred tax liabilities. The significant decrease in the reserve for uncertain tax positions during the first quarter of 2010 was primarily due to the receipt of approval of a change in tax accounting method and was recorded primarily as an increase in deferred tax liabilities of $5,368 at June 30, 2010.

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
These reporting segments meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of ASC 280. The segment information for the three and six month periods ended June 30, 2009 have been restated to conform to the new reportable segment presentation.
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
Segment information relating to results of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales to external clients:
North America	$104,318	$96,059	$200,636	$187,229
Europe	15,001	16,311	32,375	31,894
Asia Pacific	8,240	7,113	15,062	13,022
Intercompany sales elimination	(9,719)	(7,494)	(18,525)	(15,068)

Total	$117,840	$111,989	$229,548	$217,077

Operating segment income (loss):
North America	$19,255	$14,910	$33,279	$20,601
Europe	815	531	1,363	1,158
Asia Pacific	1,776	2,292	2,655	3,095
Corporate	(5,861)	(8,210)	(14,787)	(16,955)

Operating income	15,985	9,523	22,510	7,899
Interest expense, net	(1,763)	(2,438)	(3,743)	(3,817)

Income before income taxes	$14,222	$7,085	$18,767	$4,082

Note 12 — Contingencies
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
Note 13 — Acquisition Integration and Restructuring
Actions Initiated in 2008
In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under the Exit or Disposal Cost Obligations Topic of the Codification, ASC 420, and the Compensation — Nonretirement Postemployment Benefits Topic, ASC 712.
The following table summarizes the accruals recorded, adjustments, and the cash payments during the six-month period ended June 30, 2010, related to cost reduction and restructuring actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,532 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at June 30, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$288	$3,924	$4,212
New accruals	1	66	67
Adjustments	(31)	(7)	(38)
Cash payments	(21)	(612)	(633)

Liability balance at March 31, 2010	237	3,371	3,608
New accruals	—	58	58
Adjustments	(2)	(7)	(9)
Cash payments	(1)	(124)	(125)

Liability balance at June 30, 2010	$234	$3,298	$3,532

Actions Initiated in 2009
During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.
The following table summarizes the accruals recorded, adjustments, and the cash payments during the six month period ended June 30, 2010, related to cost reduction and restructuring actions initiated during 2009. The remaining reserve balance of $337 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at June 30, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$925	$108	$1,033
New accruals	3	2	5
Adjustments	(79)	(27)	(106)
Cash payments	(493)	—	(493)

Liability balance at March 31, 2010	356	83	439
New accruals	—	28	28
Adjustments	(2)	(28)	(30)
Cash payments	(100)	—	(100)

Liability balance at June 30, 2010	$254	$83	$337

Actions Initiated in 2010
The following table summarizes the accruals recorded, adjustments, and the cash payments during the six-month period ended June 30, 2010, related to cost reduction and restructuring actions initiated during 2010. The remaining reserve balance of $253 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at June 30, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$—	$—	$—
New accruals	294		294
Adjustments	(3)	—	(3)
Cash payments	(67)	—	(67)

Liability balance at March 31, 2010	224	—	224
New accruals	456	—	456
Adjustments	(1)	—	(1)
Cash payments	(426)	—	(426)

Liability balance at June 30, 2010	$253	$—	$253

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, and 2010, shown above, were $502 and $721 for the three and six months ended June 30, 2010, respectively. In addition, the Company recorded $184 and $294 for consulting fees related to the Company’s restructuring during the three and six months ended June 30, 2010, respectively. The total expenses for the three and six months ended June 30, 2010 were $686 and $1,015, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.
The expenses for the six-month periods ended June 30, 2010 and June 30, 2009 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Six months ended June 30, 2010	$544	$171	$(4)	$304	$1,015
Six months ended June 30, 2009	$1,002	$1,007	$340	$(31)	$2,318
Cumulative since program inception	$9,859	$5,123	$1,236	$1,646	$17,864

Note 14 — Derivative Financial Instruments
Interest Rate Swaps
In order to manage the risk of rising interest rates on a portion of the Company’s variable rate revolving debt, the Company entered into two “variable to fixed” interest rate swaps with financial institution counterparties for the total notional amount of $15,000 in May of 2010. The swaps, which expire in June 2012, have been designated as cash flow hedges. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the effective portion of the derivative fair value gains or losses from these cash flow hedges is deferred in Accumulated comprehensive income, net. The company assesses hedge effectiveness quarterly by comparing the critical terms of the swaps and the debt. Since the Company assessed the hedge to be fully effective, the derivative fair value gains or losses have been deferred in Accumulated comprehensive income, net on the Consolidated Balance Sheets at June 30, 2010.
The interest rate swaps are measured at fair value on a recurring basis. Monthly LIBOR rates, observable at commonly quoted intervals for the full term of the swaps and classified as Level 2 input (see Note 15 — Fair Value Measurements), provide basis for valuation of these swaps. An income approach, using the present value of projected future cash payments based on monthly LIBOR rates, is the valuation technique used in assessing the swaps’ fair value.
As of June 30, 2010, the fair value of the derivative instruments was:

	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swaps	Other assets	$—	Other long-term liabilities	$150

The effect of derivative instruments on the Consolidated Statements of Operations for the three and six month periods ended June 30, 2010, was:

	Amount of gain/(loss)	Amount of gain/(loss)
	recognized on	reclassified from
	derivatives in	Accumulated
	Accumulated	comprehensive income,
Instrument	comprehensive income, net	net into earnings*

Interest rate swaps	$(91)	$—

*	ASC 815 does not require that the amount in Accumulated comprehensive income, net be amortized to earnings unless the swaps are terminated. At the maturity of the swaps, their fair value will be zero — just as it was at inception — and each of the swap market value changes over its term will have been recorded as adjustments to both the swap asset or liability and Accumulated comprehensive income, net.
Note 15 — Fair Value Measurements
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
For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at June 30, 2010. Interest rate swaps are measured at fair value on a recurring basis and the following table summarizes the derivative financial instruments measured at fair value as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate swaps	$—	$150	$—	$150
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Information
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls and the discovery of any future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than expected costs or unanticipated difficulties associated with integrating acquired operations; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.
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
As a global supplier of integrated strategic, creative and executional graphics capabilities, Schawk helps clients meet their growing need for consistency across brand touchpoints from a single coordinated contact. A high level of consistency can impact clients’ businesses in potentially significant ways such as the retention and growth of the equity in their brands and improved consumer recognition, familiarity and affinity. The latter has the potential to help clients improve sales and market share of their brands. Additionally, through its global systems, the Company provides processes that reduce opportunities for third parties to counterfeit its clients’ brands, which is an issue in both mature and developing regions. The Company also believes that its integrated and comprehensive capabilities provide clients with the potential for long-term cost-reductions across their graphic workflows.
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

Financial Overview
Net sales increased $5.9 million or 5.2 percent in the second quarter of 2010 to $117.9 million from $112.0 million in the second quarter of 2009. For the second quarter of 2010, net income was $15.8 million or $0.61 per fully diluted share, as compared to net income of $4.8 million or $0.19 per fully diluted share for the second quarter of 2009. In the second quarter of 2010 compared to the second quarter of 2009, sales increased in the North America operating segment and in the Asia Pacific operating segment by 8.6 percent and 15.8 percent, respectively, partially offset by a sales decrease of 8.0 percent in the Europe operating segment.
Gross profit increased by $3.9 million or 9.1 percent in the second quarter of 2010 to $46.8 million from $42.9 million in the second quarter of 2009. The increase in gross profit occurred in all reportable segments as follows: North America increased by $2.5 million or 7.1 percent, Europe increased by $0.3 million or 6.1 percent and Asia Pacific increased by $0.3 million or 7.3 percent. The improvement in gross profit in the second quarter of 2010 over the comparable period of the prior year is principally due to the increase in revenue quarter-over-quarter and the Company’s cost reduction and capacity utilization efforts.
Selling, general and administrative expenses decreased $1.7 million, or 5.4 percent, in the second quarter of 2010 to $30.4 million from $32.2 million in the second quarter of 2009. During the second quarter of 2010, the Company recorded two insurance recoveries, totaling $1.4 million, as a reduction of selling, general and administrative expense. The first recovery, in the amount of $0.5 million, related to production equipment damaged during the first quarter of 2010 at one of the Company’s North American facilities, for which a $0.7 million asset impairment charge was recorded in the first quarter of 2010. The second recovery, in the amount of $0.9 million, resulted from an insurance settlement for a flood loss incurred during 2009 at one of the Company’s North American facilities. The Company also had reduced restructuring expenses associated with the Company’s cost reduction activities of $0.7 million in the second quarter of 2010 compared to $1.5 million in the second quarter of 2009. The Company recorded no asset impairment charges in the second quarter of 2010 compared to an asset impairment charge of $0.1 million in the second quarter of 2009. The Company recorded a net gain on foreign exchange exposures of $0.3 million in both the second quarter of 2010 and the second quarter of 2009. The net gains included unrealized gains of $0.4 million and $0.7 million for the second quarter of 2010 and 2009, respectively, related primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. Operating income increased to $16.0 million in the second quarter of 2010 compared to $9.5 million in the second quarter of 2009.
Cost Reduction and Capacity Utilization Actions
Beginning in 2008, continuing in 2009 and in the first half of 2010, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three and six month periods of 2010 was $0.7 million and $1.0 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations. See Note 13 — Acquisition Integration and Restructuring in Part I, Item 1 for additional information.
The expense for each of the years 2008 and 2009 and for the first half of 2010, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Six months ended June 30, 2010	$0.6	$0.1	$—	$0.3	$1.0
Year ended December 31, 2009	3.6	1.4	1.0	0.5	6.5
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$9.9	$5.1	$1.2	$1.7	$17.9

It is estimated that cost savings resulting from cost reduction actions initiated in the first half of 2010 will be approximately $4.1 million for 2010 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $7 million annually. It is estimated that cost savings resulting from the 2009 cost reduction actions was approximately $8.9 million for 2009 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $16 million annually. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and recurring pre-tax savings are estimated to have increased over the subsequent two-year period to approximately $22 million annually.
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
Results of Operations
Consolidated
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

	Three Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$117,840	$111,989	$5,851	5.2%
Cost of sales	71,016	69,055	1,961	2.8%

Gross profit	46,824	42,934	3,890	9.1%

Selling, general and administrative expenses	30,420	32,151	(1,731)	(5.4)%
Foreign exchange (gain) loss	(267)	(319)	52	(16.3)%
Acquisition integration and restructuring expenses	686	1,501	(815)	(54.3)%
Impairment of long-lived assets	—	78	(78)	nm

Operating income	15,985	9,523	6,462	67.9%

Other income (expense):

Interest income	8	30	(22)	(73.3)%
Interest expense	(1,771)	(2,468)	697	(28.2)%

	(1,763)	(2,438)	675	(27.7)%

Income before income taxes	14,222	7,085	7,137	nm
Income tax provision (benefit)	(1,583)	2,317	(3,900)	nm

Net income	$15,805	$4,768	$11,037	nm

Effective income tax rate	(11.1)%	32.7%

Expressed as a percentage of Net Sales:

Gross margin	39.7%	38.3%	140 bpts
Selling, general and administrative expense	25.8%	28.7%	(290) bpts
Foreign exchange (gain) loss	(0.2)%	(0.3)%	10 bpts
Acquisition integration and restructuring expenses	0.6%	1.3%	(70) bpts
Impairment of long-lived assets	—	0.1%	(10) bpts
Operating margin	13.6%	8.5%	510 bpts

bpts= basis points
nm = not neaningful
Net sales in the second quarter of 2010 were $117.8 million compared to $112.0 million in the same period of the prior year, an increase of $5.9 million, or 5.2 percent. Net sales increased, quarter-over-quarter, in the North America segment by $8.3 million, or 8.6 percent, and in the Asia Pacific segment by $1.1 million, or 15.8 percent. Net sales decreased in the Europe segment by 1.3 million or 8.0 percent. Approximately $1.0 million of the sales increase, quarter-over-quarter, was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The quarter-over-quarter increase in sales primarily reflects an overall improvement in the global economy, which started in the latter half of 2009 and continued into 2010, partially offset by continued weakness in the European economy. Many of the Company’s clients have increased brand innovation and introduction activities, including the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.
Consumer products packaging accounts sales in the second quarter of 2010 were $82.9 million, or 70.4 percent of total sales, as compared to $79.9 million, or 71.4 percent, in the same period of last year, representing an increase of 3.7 percent. Advertising and retail accounts sales of $23.4 million in the second quarter of 2010, or 19.9 percent of total sales, increased 12.0 percent from $20.9 million in the second quarter of 2009. Entertainment account sales of $8.0 million in the second quarter of 2010, or 6.8 percent of total sales, decreased 3.1 percent from $8.3 million in the second quarter of 2009. As market and economic conditions improve, many of the Company’s consumer products packaging clients have increased their frequency of package redesigns, sales promotions and new product introductions, as compared to the comparable prior year period.
Gross profit was $46.8 million, or 39.7 percent, of sales in the second quarter of 2010, an increase of $3.9 million, or 9.1 percent, from $42.9 million, or 38.3 percent of sales, in the second quarter of 2009. The increase in gross profit is largely attributable to the increase in revenue quarter-over-quarter and cost savings related to the Company’s restructuring efforts.
Operating income increased by $6.5 million, to $16.0 million in the second quarter of 2010 from $9.5 million in the second quarter of 2009. The operating income percentage was 13.6 percent for the second quarter of 2010, compared to 8.5 percent in the second quarter of 2009. The increase in operating income in the second quarter of 2010 compared to the second quarter of 2009 is principally due to the increase in revenue quarter-over-quarter and lower operating expenses resulting from the Company’s cost reduction initiatives. The decrease in selling, general and administrative expenses over the prior period reflects a $1.3 million decrease in professional and consulting fees related to the Company’s internal control remediation and related matters, partially offset by restoration of certain temporary cost reduction actions that the Company implemented for 2009. In addition, during the second quarter of 2010, the Company recorded two insurance recoveries, totaling $1.4 million, as a reduction of selling, general and administrative expense. The first recovery, in the amount of $0.5 million, related to production equipment damaged during the first quarter of 2010 at one of the Company’s North American facilities, for which a $0.7 million asset impairment charge was recorded in the first quarter of 2010. The second recovery, in the amount of $0.9 million, resulted from an insurance settlement for a flood loss incurred during 2009 at one of the Company’s North American facilities.
In the second quarter of 2010, the Company recorded $0.7 million of acquisition integration and restructuring expenses compared to $1.5 million in the second quarter of 2009. These expenses were recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations and represent costs for employee terminations, obligations for future lease payments, and other associated costs. The Company recorded a net gain on foreign exchange exposures of $0.3 million in both the second quarter of 2010 and the second quarter of 2009. The net gain includes unrealized gains of $0.4 million and $0.7 million for the second quarter of 2010 and 2009, respectively, related primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries.
Interest expense in the second quarter of 2010 was $1.8 million compared to $2.5 million in the second quarter of 2009, a decrease of $0.7 million, or 28.2 percent. The lower interest expense in the second quarter of 2010 reflects lower average debt outstanding during the 2010 period compared to the comparable 2009 period. In order to manage the risk of rising interest rates on a portion of its variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15.0 million in May of 2010. See Note 14 — Derivative Financial Instruments in Part I, Item 1, and Item 3, Quantitative and Qualitative Disclosures About Market Risk for further discussion.

The Company recorded an income tax benefit of $1.6 million for the second quarter of 2010 compared to an income tax expense of $2.3 million in the second quarter of 2009. Income tax expense was at an effective tax rate of (11.1) percent and 32.7 percent for the second quarters of 2010 and 2009, respectively. The decrease in the effective rate for the second quarter of 2010 compared to the second quarter of 2009 is primarily due to discrete period tax benefits from the release of uncertain tax positions in the second quarter of 2010.
In the second quarter of 2010, the Company recorded net income of $15.8 million, as compared to $4.8 million for the same period of 2009.
Other Information
Depreciation and amortization expense was $4.4 million for the second quarter of 2010 as compared to $4.7 million in the second quarter of 2009.
Capital expenditures in the second quarter of 2010 were $2.8 million compared to $1.1 million in the same period of 2009.
The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the six months ended:

	Six Months ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$229,548	$217,077	$12,471	5.7%
Cost of sales	140,849	141,049	(200)	(0.1)%

Gross profit	88,699	76,028	12,671	16.7%

Selling, general and administrative expenses	62,944	66,120	(3,176)	(4.8)%
Foreign exchange (gain) loss	1,550	(445)	1,995	nm
Acquisition integration and restructuring expenses	1,015	2,318	(1,303)	(56.2)%
Impairment of long-lived assets	680	136	544	nm

Operating income	22,510	7,899	14,611	nm

Other income (expense):

Interest income	16	100	(84)	(84.0)%
Interest expense	(3,759)	(3,917)	158	(4.0)%

	(3,743)	(3,817)	74	(1.9)%

Income before income taxes	18,767	4,082	14,685	nm
Income tax provision	442	1,610	(1,168)	(72.5)%

Net income	$18,325	$2,472	$15,583	nm

Effective income tax rate	2.4%	39.4%

Expressed as a percentage of Net Sales:

Gross margin	38.6%	35.0%	360 bpts
Selling, general and administrative expense	27.4%	30.5%	(310) bpts
Foreign exchange (gain) loss	0.7%	(0.2)%	90 bpts
Acquisition integration and restructuring expenses	0.4%	1.1%	(70) bpts
Impairment of long-lived assets	0.3%	0.1%	20 bpts
Operating margin	9.8%	3.6%	620 bpts

bpts= basis points
nm = not meaningful
Net sales in the first six months of 2010 were $229.5 million compared to $217.1 million in the same period of the prior year, an increase of $12.5 million, or 5.7 percent. Net sales increased, period-over-period, in all operating segments: the North America segment increased by $13.4 million, or 7.2 percent; the Europe segment increased by $0.5 million, or 1.5 percent; and the Asia Pacific segment increased by $2.0 million, or 15.7 percent. Approximately $4.4 million of the sales increase, period-over-period, was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The period-over-period increase in sales primarily reflects an overall improvement in the global economy, which started in the latter half of 2009 and continued into 2010, partially offset by continued weakness in the European economy. Many of the Company’s clients have increased brand innovation and introduction activities, including the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.
Consumer products packaging accounts sales in the first six months of 2010 were $163.3 million, or 71.1 percent of total sales, as compared to $153.0 million, or 70.5 percent, in the same period of last year, representing an increase of 6.7 percent. Advertising and retail accounts sales of $44.3 million in the first six months of 2010, or 19.3 percent of total sales, increased 4.8 percent from $42.2 million in the first six months of 2009. Entertainment account sales of $14.5 million in the first six months of 2010, or 6.3 percent of total sales, declined 9.7 percent from $16.0 million in the first six months of 2009. As market and economic conditions begin to improve, many of the Company’s consumer products packaging clients have increased their frequency of package redesigns, sales promotions and new product introductions, as compared to the comparable prior year period.
Gross profit was $88.7 million, or 38.6 percent, of sales in the first six months of 2010, an increase of $12.7 million, or 16.7 percent, from $76.0 million, or 35.0 percent of sales, in the first six months of 2009. The increase in gross profit is largely attributable to the increase in revenue period-over-period and cost savings related to the Company’s restructuring efforts.
Operating income increased by $14.6 million, to $22.5 million in the first six months of 2010 from $7.9 million in the first six months of 2009. The operating income percentage for the first six months of 2010 was 9.8 percent, compared to an operating income percentage of 3.6 percent in the first six months of 2009. The increase in operating income in the first six months of 2010 compared to the first six months of 2009 is principally due to the increase in revenue period-over-period and lower operating expenses resulting from the Company’s cost reduction initiatives. The decrease in selling, general and administrative expenses over the prior period reflects a $3.3 million decrease in professional and consulting fees related to the Company’s internal control remediation and related matters, partially offset by restoration of certain temporary cost reduction actions that the Company implemented for 2009. In addition, as previously discussed, during the second quarter of 2010, the Company recorded two insurance recoveries, totaling $1.4 million, as a reduction of selling, general and administrative expense.
In the first six months of 2010, the Company recorded $1.0 million of acquisition integration and restructuring expenses compared to $2.3 million in the first six months of 2009. These expenses were recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations and represent costs for employee terminations, obligations for future lease payments, and other associated costs. These period-over-period expense reductions were offset by certain expense increases, as follows: The Company recorded a $1.6 million loss on foreign exchange exposures in the first six months of 2010, of which $1.2 million related to unrealized currency remeasurements, compared to a gain on foreign exchange exposures of $0.4 million in the comparable 2009 period. The unrealized currency losses in the first six months of 2010 were principally due to the deterioration of the value of the Euro during the period. The Company’s foreign exchange gains or losses relate primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In addition, the Company recorded a $0.7 million asset impairment charge in the first six months of 2010 for equipment damaged at one of its North American facilities, compared to a $0.1 million asset impairment charge recorded in the first six months of 2009.
Interest expense in the first six months of 2010 was $3.8 million compared to $3.9 million in the first six months of 2009 an decrease of $0.2 million, or 4.0 percent. As previously discussed, in order to manage the risk of rising interest rates on a portion of its variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15.0 million in May of 2010.

The Company recorded an income tax expense of $0.4 million for the first six months of 2010, compared to income tax expense of $1.6 million in the first six months of 2009. Income tax expense was at an effective tax rate of 2.4 percent and 39.4 percent for the first six months of 2010 and 2009, respectively. The decrease in the effective rate for the 2010 period compared to the prior year is primarily due to discrete period tax benefits from the release of uncertain tax positions during the first six months of 2010.
In the first six months of 2010, the Company recorded net income of $18.3 million, as compared to a net income of $2.5 million for the same period of 2009.
Other Information
Depreciation and amortization expense was $8.9 million for the second quarter of 2010 as compared to $9.5 million in the first six months of 2009.
Capital expenditures in the first six months of 2010 were $4.9 million compared to $2.4 million in the same period of 2009.
Segment Information
North America

	Three Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$104,318	$96,059	$8,259	8.6%
Acquisition integration and restructuring expenses	$343	$419	$(76)	(18.1)%
Foreign exchange (gain) loss	$5	$59	$(54)	(91.5)%
Depreciation and amortization	$2,669	$2,995	$(326)	(10.9)%
Operating income	$19,255	$14,910	$4,345	29.1%
Operating margin	18.5%	15.5%		300 bpts
Capital expenditures	$1,888	$711	$1,117	nm
Total assets	$349,110	$315,874	$33,236	10.5%
nm  = not meaningful
bpts = basis points
Net sales in the second quarter of 2010 for the North America segment were $104.3 million compared to $96.1 million in the same period of the prior year, an increase of $8.3 million or 8.6 percent. Approximately $1.3 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. The quarter-over-quarter increase in sales reflects an improvement in the North American economy, which started in the latter half of 2009 and continued into the first half of 2010. In response to improving economic conditions, many of the Company’s consumer products clients have increased their levels of marketing and new product introductions and have increased the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.
Operating income was $19.3 million or 18.5 percent of sales, in the second quarter of 2010 compared to $14.9 million, or 15.5 percent of sales, in the second quarter of 2009, an increase of $4.3 million. The increase in operating income is principally due to the increase in revenue quarter-over-quarter and the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the second quarter of 2010.

	Six Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$200,636	$187,229	$13,407	7.2%
Acquisition integration and restructuring expenses	$544	$1,002	$(458)	(45.7)%
Foreign exchange (gain) loss	$(35)	$33	$(68)	nm
Impairment of long-lived assets	$680	$58	$622	nm
Depreciation and amortization	$5,539	$6,026	$(487)	(8.1)%
Operating income	$33,279	$20,601	$12,678	61.5%
Operating margin	16.6%	11.0%		560 bpts
Capital expenditures	$3,556	$1,761	$1,795	nm
Total assets	$349,110	$315,874	$33,236	10.5%

nm	=	not meaningful

bpts	=	basis points
Net sales in the first six months of 2010 for the North America segment were $200.6 million compared to $187.2 million in the same period of the prior year, an increase of $13.4 million or 7.2 percent. Approximately $2.9 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. The period-over-period increase in sales reflects an improvement in the North American economy, which started in the latter half of 2009 and continued into the first half of 2010. In response to improving economic conditions, many of the Company’s consumer products clients have increased their levels of marketing and new product introductions and have increased the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.
Operating income was $33.3 million or 16.6 percent of sales, in the first six months of 2010 compared to $20.6 million, or 11.0 percent of sales, in the first six months of 2009, an increase of $12.7 million. The increase in operating income is principally due to the increase in revenue period-over-period and the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the first half of 2010.
Europe

	Three Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$15,001	$16,311	$(1,310)	(8.0)%
Acquisition integration and restructuring expenses	$94	$882	$(788)	(89.3)%
Foreign exchange (gain) loss	$196	$333	$(137)	(41.1)%
Depreciation and amortization	$798	$722	$76	10.5%
Operating income	$815	$531	$284	53.5%
Operating margin	5.4%	3.3%		210 bpts
Capital expenditures	$311	$204	$107	52.5%
Total assets	$40,812	$46,428	$(5,616)	(12.1)%

nm	=	not meaningful

bpts	=	basis points
Net sales in the Europe segment in the second quarter of 2010 were $15.0 million compared to $16.3 million in the same period of the prior year, a decrease of $1.3 million or 8.0 percent. The quarter-over-quarter sales decrease was partially due to continued weakness in the European economy. Approximately $0.7 million of the sales decrease was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.
Operating income was $0.8 million, or 5.4 percent of sales, in the second quarter of 2010 compared to $0.5 million or 3.3 percent of sales in the second quarter of 2009, a increase of $0.3 million.

	Six Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$32,375	$31,894	$481	1.5%
Acquisition integration and restructuring expenses	$171	$1,007	$(836)	(83.0)%
Foreign exchange (gain) loss	$284	$504	$(220)	(43.7)%
Depreciation and amortization	$1,453	$1,416	$37	2.6%
Operating income	$1,363	$1,158	$205	17.7%
Operating margin	4.2%	3.6%		60 bpts
Capital expenditures	$383	$314	$69	22.0%
Total assets	$40,812	$46,428	$(5,616)	(12.1)%

nm	=	not meaningful

bpts	=	basis points
Net sales in the Europe segment in the first six months of 2010 were $32.4 million compared to $31.9 million in the same period of the prior year, an increase of $0.5 million or 1.5 percent. Approximately $0.5 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.
Operating income was $1.4 million, or 4.2 percent of sales, in the first six months of 2010 compared to $1.2 million or 3.6 percent of sales in the first six months of 2009, a increase of $0.2 million or 17.7 percent.
Asia Pacific

	Three Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$8,240	$7,113	$1,127	15.8%
Acquisition integration and restructuring expenses	$61	$231	$(170)	(73.6)%
Foreign exchange (gain) loss	$(7)	$(710)	$703	99.0%
Impairment of long-lived assets	—	$78	$(78)	nm
Depreciation and amortization	$313	$235	$78	33.2%
Operating income	$1,776	$2,292	$(516)	(22.5)%
Operating margin	21.6%	32.2%		(1,060) bpts
Capital expenditures	$260	$188	$72	38.3%
Total assets	$23,254	$20,301	$2,953	14.5%

nm	=	not meaningful

bpts	=	basis points
Net sales in the Asia Pacific segment in the second quarter of 2010 were $8.2 million compared to $7.1 million in the same period of the prior year, an increase of $1.1 million or 15.8 percent. Approximately $0.4 million of the quarter-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.
Operating income was $1.8 million in the second quarter of 2010, or 21.6 percent of sales, as compared to $2.3 million, or 32.2 percent of sales, in the second quarter of 2009, a decrease of $0.5 million, or 22.5 percent.

	Six Months Ended		2010 vs. 2009
	June 30,		Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$15,062	$13,022	$2,040	15.7%
Acquisition integration and restructuring expenses	$(4)	$340	$(344)	nm
Foreign exchange (gain) loss	$161	$(980)	$1,141	nm
Impairment of long-lived assets	—	$78	$(78)	nm
Depreciation and amortization	$610	$483	$127	26.3%
Operating income	$2,655	$3,095	$(440)	(14.2)%
Operating margin	17.6%	23.8%		(620) bpts
Capital expenditures	$647	$258	$389	nm
Total assets	$23,254	$20,301	$2,953	14.5%

nm	=	not meaningful

bpts	=	basis points
Net sales in the Asia Pacific segment in the first six months of 2010 were $15.1 million compared to $13.0 million in the same period of the prior year, an increase of $2.0 million or 15.7 percent. Approximately $1.0 million of the period-over-quarter sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.
Operating income was $2.7 million in the first six months of 2010, or 17.6 percent of sales, as compared to $3.1 million, or 23.8 percent of sales, in the first six months of 2009, a decrease of 14.2 percent. The decrease in operating income was due in part to foreign exchange gains in the 2009 period which did not recur in the 2010 period.
Liquidity and Capital Resources
The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at June 30, 2010 was $73.4 million. As noted below, the Company entered into an amended and restated credit agreement in January 2010.
As of June 30, 2010, the Company had $18.5 million in consolidated cash and cash equivalents, compared to $12.2 million at December 31, 2009.
Cash provided by operating activities. Cash provided by operating activities was $14.2 million in the first six months of 2010 compared to $25.1 million in the first six months of 2009. The decrease in cash provided by operating activities period-over-period reflects changes in non-cash current assets and current liabilities in the 2010 period as compared to the 2009 period. The changes in the working capital accounts in the first six months of 2010 include the payment of bonuses and other liabilities accrued at year-end 2009 and an increase in accounts receivable and work-in-process inventory, reflecting an increase in business activity in the 2010 period. In addition, the change in working capital accounts in the 2009 period reflects a $7.5 million income tax refund received in the second quarter of 2009. The period-over-period increase in working capital accounts was partially offset by the improvement in net income to $18.3 million for the first six months of 2010 compared to a net income of $2.5 million for the first six months of 2009.
Depreciation and intangible asset amortization expense in the first six months of 2010 was $6.6 million and $2.3 million, respectively, as compared to $7.3 million and $2.3 million, respectively, in the first six months of the prior year.
Cash provided by (used in) investing activities. Cash used in investing activities was $4.4 million in the first six months of 2010 compared to $1.4 million of cash provided by investing activities during the comparable 2009 period. The cash provided by investing activities in the 2010 period reflects proceeds of $0.5 million from a property loss insurance settlement. The cash provided by investing activities in the 2009 period reflects proceeds of $4.4 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as “held for sale” at year-end 2008. Capital expenditures were $4.9 million in the first six months of 2010 compared to $2.4 million in the first six months of 2009. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $10.0 to $18.5 million annually. During the next three years, the Company expects to incur capital investment and related costs in information technology systems to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.
Cash used in financing activities. Cash used in financing activities in the first six months of 2010 was $4.0 million compared to cash used in financing activities of $28.8 million during the first six months of 2009. The cash used in financing activities in the first six months of 2010 reflects $4.2 million of net payments of debt compared to $22.8 million of net payments of debt during the first six months of 2009. The debt payments in the 2009 period include $20.0 million of prepayments made by the Company to its lenders in June 2009 pursuant to its June 11, 2009 debt amendments. The Company used $4.3 million to purchase shares of its common stock during the first six months of 2009. No shares were repurchased by the Company during the first six months of 2010. In addition, the Company received proceeds of $3.2 million from the issuance of common stock during the first six months of 2010 compared to $0.5 million in the first six months of 2009. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $2.0 million and $1.0 million for the first six months ended June 30, 2010 and 2009, respectively. The dividends paid during the first six months of 2010 reflect an increase to $0.04 per share, or approximately $1.0 million per quarter, and, subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at this rate to continue throughout 2010.
Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.
In December, 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15.0 million, payable in annual installments of $2.1 million from 2007 through 2013, and Tranche B, for $10.0 million, payable in annual installments of $1.4 million from 2008 through 2014. The remaining aggregate balance of the Tranche A and Tranche B notes, $12.3 million, is included on the June 30, 2010 Consolidated Balance Sheets as follows: $3.1 million is included in Current maturities of long-term debt and $9.2 million is included in Long-term debt.
In January, 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes, maturing in January 2010, January 2011, and January 2012, respectively. The remaining aggregate outstanding balance of the two remaining notes, $34.4 million, is included on the June 30, 2010 Consolidated Balance Sheets as follows: $17.2 million is included in Current maturities of long-term debt and $17.2 million is included in Long-term debt.
In December, 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at June 30, 2010.
Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its prior revolving credit facility that was set to terminate in January 2010. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At June 30, 2010, the applicable margin was 250 basis points, resulting in an interest rate of 2.85 percent on LIBOR-based borrowings under the revolving credit facility. In order to manage the risk of rising interest rates on the Company’s variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15.0 million in May of 2010. See Note 14 — Derivative Financial Instruments in Part I, Item 1, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further discussion.
Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2010 and succeeding years on the Company’s other long-term debt obligations. The total balance outstanding under the Company’s credit facility at June 30, 2010 was $26.7 million and is included in Long-term debt on the June 30, 2010 Consolidated Balance Sheets.
Outstanding obligations due under the facility continue to be secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.
The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at June 30, 2010.
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
As of June 30, 2010, the Company’s total liability for uncertain tax positions was $4.7 million, including $0.5 million of accrued interest and penalties. Of this total, it is estimated that $3.4 million will be settled in one year or less and $1.3 million will be settled in one to three years. The decrease in the Company’s liability for uncertain tax positions during the second quarter of 2010 was due primarily to the release of $5.8 million of reserves through the tax provision and $0.7 million as an increase in deferred tax liabilities, mainly as a result of the completion of income tax audits and statute closures during the quarter.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2009. Other than as described below, there have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2009.
The Company had $26.7 million of variable rate debt outstanding at June 30, 2010 and expects to use its variable rate revolving credit facility during 2010 and beyond to fund cash flow needs and, to the extent opportunities arise, acquisitions. Under this debt, the Company is exposed to interest-rate volatility, primarily changes in the LIBOR rate. As discussed in Note 14 -Derivative Financial Instruments to its unaudited consolidated financials statements included in this report, in May 2010 the Company entered into two “variable to fixed” interest rate swaps for a total notional amount of $15.0 million. Prior to that time, the Company historically had not actively managed interest rate exposure on variable rate debt or hedged its interest rate exposures. The swaps expire in June 2012 and the Company’s revolving credit facility terminates in July 2012.
The Company entered into the interest rate swaps in order to hedge its exposure to interest rate changes and reduce the volatility of its financing costs on a portion of its revolving variable rate debt through its maturity date. The Company does not use swaps or other derivative instruments for trading or speculative purposes. However, disruptions in the credit markets could impact the effectiveness of its hedging strategies and increase credit risks. Our credit risk on our swaps relates to our exposure to potential nonperformance of the swap counterparty upon settlement of the swaps. We mitigate this credit risk by dealing with highly rated bank counterparties.
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
Based on their evaluation as of June 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The Company did not repurchase any shares of its common stock during the six-month period ended June 30, 2010. During the first six months of 2009, the Company repurchased 488,700 shares of its common stock, pursuant to an authorization from its Board of Directors in December 2008. The share repurchase program was discontinued in March, 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the six-month period ended June 30, 2010, 2,415 shares of Schawk, Inc. common stock had been tendered to the Company in connection with stock option exercises. No shares were tendered during the six-month period ended June 30, 2009. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.
Item 6. Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incoporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Outside Directors’ Formula Stock Option Plan, as amended and restated.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2010.
Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and Corporate Controller