Form 10-Q
period 2010-09-30
SCHAWK INC
filed 2010-11-03
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of October 29, 2010 was 25,669,433.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,959	$12,167
Trade accounts receivable, less allowance for doubtful accounts of $1,187 at September 30, 2010 and $1,619 at December 31, 2009	86,802	88,822
Inventories	21,324	20,536
Prepaid expenses and other current assets	10,314	8,192
Income tax receivable	212	2,565
Deferred income taxes	3,544	992
Total current assets	151,155	133,274

Property and equipment, less accumulated depreciation of $103,459 at September 30, 2010 and $96,440 at December 31, 2009	46,215	50,247
Goodwill	188,641	187,664
Other intangible assets, net	34,534	37,605
Deferred income taxes	1,294	1,424
Other assets	6,919	6,005

Total assets	$428,758	$416,219

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,925	$16,957
Accrued expenses	62,624	64,079
Deferred income taxes	5,510	205
Income taxes payable	4,976	14,600
Current portion of long-term debt	21,189	12,858
Total current liabilities	110,224	108,699

Long-term liabilities:
Long-term debt	41,423	64,707
Other liabilities	15,988	15,920
Deferred income taxes	4,350	2,059
Total long-term liabilities	61,761	82,686

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,390,003 and 29,855,796 shares issued at September 30, 2010 and December 31, 2009, respectively; 25,644,433 and 25,108,894 shares outstanding at September 30, 2010 and December 31, 2009, respectively	223	220
Additional paid-in capital	197,580	191,701
Retained earnings	108,996	85,953
Accumulated comprehensive income, net	10,795	7,804
Treasury stock, at cost, 4,745,570 and 4,746,902 shares of common stock at September 30, 2010 and December 31, 2009, respectively	(60,821)	(60,844)
Total stockholders’ equity	256,773	224,834

Total liabilities and stockholders’ equity	$428,758	$416,219

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$112,562	$113,463	$342,110	$330,540
Cost of sales	68,768	67,957	209,617	209,006
Gross profit	43,794	45,506	132,493	121,534

Selling, general and administrative expenses	28,675	32,193	91,619	98,313
Foreign exchange (gain) loss	694	(644)	2,244	(1,089)
Indemnity settlement	--	(4,986)	--	(4,986)
Acquisition integration and restructuring expenses	371	1,328	1,386	3,646
Multiemployer pension withdrawal expense	500	--	500	--
Impairment of long-lived assets	--	--	680	136
Operating income	13,554	17,615	36,064	25,514

Other income (expense)
Interest income	15	124	31	224
Interest expense	(1,642)	(2,880)	(5,401)	(6,797)

Income before income taxes	11,927	14,859	30,694	18,941
Income tax provision	4,154	1,553	4,596	3,163

Net income	$7,773	$13,306	$26,098	$15,778

Earnings per share:
Basic	$0.30	$0.53	$1.03	$0.63
Diluted	$0.30	$0.53	$1.01	$0.63

Weighted average number of common and common equivalent shares outstanding:
Basic	25,577	24,955	25,387	24,937
Diluted	25,923	25,040	25,794	24,949

Dividends per Class A common share	$0.0400	$0.0100	$0.1200	$0.0525

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(In thousands)

	2010	2009

Cash flows from operating activities
Net income	$26,098	$15,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,889	10,715
Amortization	3,369	3,494
Impairment of long-lived assets	680	136
Insurance settlement	(1,539)	--
Non-cash restructuring charge	--	210
Amortization of deferred financing fees	527	626
Share-based compensation expense	1,414	1,290
Loss realized on sale of property and equipment	12	115
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	2,209	2,903
Inventories	(1,019)	1,195
Prepaid expenses and other current assets	(2,516)	586
Trade accounts payable, accrued expenses and other liabilities	(2,453)	(4,207)
Income taxes refundable (payable)	(1,967)	8,980
Net cash provided by operating activities	34,704	41,821

Cash flows from investing activities
Proceeds from sales of property and equipment	491	4,420
Proceeds from insurance settlement	1,539	--
Purchases of property and equipment	(6,724)	(3,886)
Acquisitions, net of cash acquired	(895)	(367)
Other	11	(18)
Net cash provided by (used in) investing activities	(5,578)	149

Cash flows from financing activities
Proceeds from issuance of long-term debt	82,161	65,443
Payments of long-term debt, including current maturities	(97,114)	(110,549)
Payment of deferred financing fees	(1,017)	(1,170)
Cash dividends	(3,032)	(1,293)
Purchase of common stock	--	(4,277)
Issuance of common stock	4,468	837
Net cash used in financing activities	(14,534)	(51,009)
Effect of foreign currency rate changes	2,200	(814)
Net increase (decrease) in cash and cash equivalents	16,792	(9,853)
Cash and cash equivalents at beginning of period	12,167	20,205

Cash and cash equivalents at end of period	$28,959	$10,352

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2009, as filed with its 2009 Form 10-K. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

Note 2 – Inventories

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

Inventories consist of the following:

	September 30,	December 31,
	2010	2009

Raw materials	$2,165	$2,736
Work in process	19,582	16,969
Finished Goods	517	1,771
	22,264	21,476
Less: LIFO reserve	(940)	(940)

	$21,324	$20,536

Note 3 – Earnings Per Share

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average shares – Basic	25,577	24,955	25,387	24,937
Effect of dilutive stock options	346	85	407	12
Adjusted weighted average shares and assumed conversions – Diluted	25,923	25,040	25,794	24,949

The following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Anti-dilutive options	917	1,349	908	2,749
Exercise price range	$12.87 - $21.08	$7.16 - $21.08	$12.87 - $21.08	$6.94 - $21.08

Note 4 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$7,773	$13,306	$26,098	$15,778
Foreign currency translation adjustments	4,489	1,588	3,132	5,163
Changes in unrealized loss on hedges (net of tax)	(50)	--	(141)	--
Comprehensive income	$12,212	$14,894	$29,089	$20,941

Note 5 – Stock Based Compensation

The Company accounts for share-based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and using the straight-line expense attribution method.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended September 30, 2010 and September 30, 2009, using the Black-Scholes option-pricing model.

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Expected dividend yield	0.88%-1.24%	1.34%-1.39%
Expected stock price volatility	47.75%-48.97%	43.75%-43.8%
Risk-free interest rate	2.87%-3.26%	2.79%-3.33%
Weighted-average expected life of options	6.53-7.40 years	6.8-7.21 years
Forfeiture rate	1.0%-3.0%	0.85%-1.00%

No options or shares of restricted stock were granted during the three-month period ended September 30, 2010. The total fair value of options and restricted stock granted during the nine-month period ended September 30, 2010, was $1,688. The total fair value of options and restricted stock granted during the three and nine-month periods ended September 30, 2009, was $47 and $1,742, respectively. As of September 30, 2010, there was $2,390 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three and nine-month periods ended September 30, 2010 was $373 and $1,414, respectively. Expense recognized under ASC 718 for the three and nine-month periods ended September 30, 2009, was $411 and $1,290, respectively.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

During the first quarter of 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations for the nine-month period ended September 30, 2010, and filed a claim with its insurance carrier for the loss incurred. The expense was recorded in the North America operating segment. In the nine-month period ended September 30, 2009, the Company recorded asset impairment charges of $136.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid.  During the second quarter of 2010, the Company received an insurance settlement of $519 related to the damaged equipment for which impairment was recorded in the first quarter of 2010. In addition, during the second quarter of 2010, the Company received confirmation of a pending insurance settlement in the amount of $860 related to a flood loss at one of the Company’s North American operations during 2009. The Company recorded a receivable in the amount of $860 at June 30, 2010 for this pending settlement, which was received in July 2010.  During the third quarter of 2010, the Company received an additional insurance settlement related to the equipment for which impairment was recorded in the first quarter of 2010 in the amount of $279; $160 related to property damage and $119 related to business interruption coverage. During the third quarter of 2010, the Company received a directors and officers liability insurance settlement in the amount of $1,196 representing reimbursement of certain expenses related to the Company’s ongoing SEC investigation. See Note 12 – Contingencies for further information related to the SEC investigation.

The table below summarizes where the insurance recoveries totaling $1,475 and $2,854 for the three and nine-month periods ended September 30, 2010 are reflected in the Consolidated Statements of Operations:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Cost of sales:
Business interruption coverage	$119	$119

Total cost of sales	119	119

Selling, general and administrative expenses:
Property coverage	160	1,539
Directors and officers liability coverage	1,196	1,196

Total selling, general and administrative expenses	1,356	2,735

Total insurance recoveries	$1,475	$2,854

Note 7 – Acquisitions

Untitled London Limited

Effective September 17, 2010, the Company acquired the operating assets of Untitled London Limited, a United Kingdom-based agency that provides strategic, creative and technical services for digital marketing. The net assets and results of operations of Untitled London Limited are included in the Consolidated Financial Statements in the Europe operating segment, effective September 17, 2010. This business was acquired to expand the Company’s digital marketing capabilities in Europe.

The purchase price was approximately $860. The Company has recorded a preliminary purchase price allocation that will be adjusted upon completion of a fair value appraisal, which is in process. A summary of the preliminary fair values assigned to the acquired net assets is as follows:

Accounts receivable	$79
Inventory	15
Fixed assets	80
Goodwill	343
Customer relationships	274
Trade name	69

Total cash paid at closing	$860

Supplemental pro-forma information is not presented because the acquisition is considered immaterial to the Company’s consolidated financial statements.

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

The Share Purchase Agreement provides that the purchase price may be increased by up to $703 if a specified target of earnings before interest and taxes was achieved for the fiscal year ended March 31, 2009. At December 31, 2009, $3 was recorded for an estimated purchase price adjustment based on the seller’s preliminary financial statements for the fiscal year ended March 31, 2009 and the additional purchase price was allocated to goodwill. During the first quarter of 2010, a final agreement was reached with the former owners to pay a total of $38 in additional purchase price. The incremental purchase price adjustment of $35 was recorded in the first quarter of 2010 and allocated to goodwill. The $38 total additional purchase price was paid to the former owners in April 2010.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The adjustments recorded during 2010 are principally due to a reduction in the reserve for a certain vacant facility which the Company re-occupied in September 2010. The remaining reserve balance of $970 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets as of September 30, 2010.

The following table summarizes the reserve activity from December 31, 2009 through September 30, 2010 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$2,431	$(8)	$(263)	$2,160
Second quarter	$2,160	$(754)	$(238)	$1,168
Third quarter	$1,168	$59	$(257)	$970

Note 8 – Debt

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15,000, payable in annual installments of $2,143 from 2007 through 2013, and Tranche B, for $10,000, payable in annual installments of $1,429 from 2008 through 2014. The remaining aggregate balance of the Tranche A and Tranche B notes, $12,289, is included on the September 30, 2010 Consolidated Balance Sheets as follows: $3,072 is included in Current maturities of long-term debt and $9,217 is included in Long-term debt.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc., pursuant to which the Company sold $50,000 in a series of three Senior Notes, maturing in January 2010, January 2011, and January 2012, respectively. The remaining aggregate outstanding balance of the two remaining notes, $34,412, is included on the September 30, 2010 Consolidated Balance Sheets as follows: $17,206 is included in Current maturities of long-term debt and $17,206 is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at September 30, 2010.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its prior revolving credit facility that was set to terminate in January 2010. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At September 30, 2010, the applicable margin was 250 basis points, resulting in an interest rate of 2.76 percent on LIBOR-based borrowings under the revolving credit facility. In order to manage the risk of rising interest rates on the Company’s variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15,000 in May of 2010. See Note 14 – Derivative Financial Instruments for further discussion.

Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2010 and succeeding years on the Company’s other long-term debt obligations. The total balance outstanding under the Company’s credit facility at September 30, 2010 was $15,000 and is included in Long-term debt on the September 30, 2010 Consolidated Balance Sheets.

Outstanding obligations due under the facility are secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at September 30, 2010.

Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.

In September 2010, the Company financed $911 of the business insurance premiums for the 2010 – 2011 policy term.

The premiums are due in three equal quarterly payments, ending in June 2011. The total balance of the financed insurance premiums is included in Current debt on the September 30, 2010 Consolidated Balance Sheets.

Deferred Financing Fees

In connection with the 2010 refinancing of the revolving credit facility, the Company capitalized $1,090 of legal fees as deferred financing fees during the nine month period ended September 30, 2010 and began amortizing them based on the term of the new credit agreement, which expires July 12, 2012. During the nine month period ended September 30, 2009, the Company capitalized $1,170 of deferred financing fees related to its June 2009 debt amendments. The total amortization during the three and nine month periods ended September 30, 2010 was $141 and $527, respectively, which is included in Interest expense on the September 30, 2010 Consolidated Statements of Operations. The total amortization during the three and nine month periods ended September 30, 2009 was $401 and $626, respectively. At September 30, 2010, the Company had $954 of unamortized deferred financing fees.

Note 9 – Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually on October 1, or more frequently if events or changes in business circumstances indicate that the carrying value may not be recoverable.  Effective September 30, 2010, the Company sold certain operating assets of its Canadian large format operation, known as Cactus. The Company determined that approximately $50 of its North America segment goodwill should be allocated to the Cactus operation and recorded a charge for this amount in the third quarter of 2010. See Note 13 – Acquisition Integration and Restructuring for further information regarding the asset sale.

The changes in the carrying amount of goodwill by reportable segment during the three and nine-month periods ended September 30, 2010, were as follows:

	North		Asia
	America	Europe	Pacific	Total

Balance at January 1, 2010	$172,484	$7,853	$7,327	$187,664
Additional purchase accounting adjustments	--	35	--	35
Foreign currency translation	481	(449)	278	310

Balance at March 31, 2010	172,965	7,439	7,605	188,009
Foreign currency translation	(464)	(356)	(258)	(1,078)

Balance at June 30, 2010	$172,501	$7,083	$7,347	$186,931
Acquisitions	--	343	--	343
Goodwill allocated to operations sold	(50)	--	--	(50)
Foreign currency translation	299	580	538	1,417

Balance at September 30, 2010	$172,750	$8,006	$7,885	$188,641

The Company’s other intangible assets subject to amortization are as follows:

		September 30, 2010
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	14.3 years	$51,888	$(18,228)	$33,660
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	764	(734)	30
Trade names	2.6 years	811	(709)	102
Contract acquisition cost	3.0 years	1,220	(478)	742

	13.6 years	$55,845	$(21,311)	$34,534

		December 31, 2009
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	14.3 years	$51,647	$(15,326)	$36,321
Digital images	5.0 years	450	(420)	30
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	744	(588)	156
Trade names	2.7 years	732	(681)	51
Contract acquisition cost	3.0 years	1,220	(173)	1,047

	13.3 years	$55,505	$(17,900)	$37,605

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,096 and $3,369 for the three and nine-month periods ended September 30, 2010, respectively. Amortization expense related to the other intangible assets totaled $1,236 and $3,494 for the three and nine-month periods ended September 30, 2009, respectively. Amortization expense for each of the next five twelve month periods beginning October 1, 2010, is expected to be approximately $4,349 for 2011, $4,153 for 2012, $3,804 for 2013, $3,799 for 2014, and $3,179 for 2015.

Note 10 – Income Taxes

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

The Company’s forecasted annual effective tax rate for the third quarter of 2010 was approximately 28 percent and remained consistent with the 2010 second quarter forecasted annual effective tax rate of 28 percent.

The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Pretax income (loss)	$11,927	$14,859	$30,694	$18,941
Income tax expense	$4,154	$1,553	$4,596	$3,163
Effective tax rate	34.8%	10.5%	15.0%	16.7%

In the third quarter of 2010, the Company recognized tax expense of $4,154 on pretax income of $11,927, or an effective tax rate of 34.8 percent.  There were no significant discrete period items reported in the third quarter 2010. In the third quarter of 2009, the Company recognized tax expense of $1,553 on pretax income of $14,859, or an effective tax rate of 10.5 percent.  The tax rate was affected by the discrete period tax benefits related to the nontaxable indemnity settlement of $1,986 and the related benefit of amended tax return adjustments of $1,373.

For the first nine months of 2010, the Company recognized tax expense of $4,596 on pretax income of $30,694, or an effective tax rate of 15.0 percent.  Since no other significant items were reported in the third quarter of 2010, the decrease in the effective tax rate for the first nine months of 2010 is principally due to a discrete period tax benefit related to the release of uncertain tax positions, net of federal and state benefits of $6,346, of which $5,630 resulted from the receipt of approval from the Joint Committee on Taxation related to a U.S. federal audit and $716 resulted from other favorable state and international tax settlements and statute closures.  For the first nine months of 2009, the Company recognized tax expense of $3,163 on pretax income of $18,941, or an effective tax rate of 16.7 percent.  No other significant items were reported outside of the third quarter 2009.

The Company has unrecognized tax benefits, exclusive of interest and penalties of $4,329 and $16,259 at September 30, 2010 and December 31, 2009, respectively.  The reserve for uncertain tax positions decreased by $137 in the third quarter of 2010.  The reserve for uncertain tax positions decreased in the second quarter by $6,462, primarily the result of the following; $5,775 due to the Joint Committee on Taxation approval of the U.S. federal audit and other favorable state and international tax settlements, and $687 from statute of limitation closures, which was recorded as an increase in deferred tax liabilities.  The significant decrease in the reserve during the first quarter of 2010 was primarily due to the receipt of approval of a change in tax accounting method and was recorded primarily as an increase in deferred tax liabilities of $5,368.

Note 11 – Segment Reporting

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

Segment information relating to results of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales to external clients:
North America	$97,360	$98,493	$297,996	$285,722
Europe	16,724	16,978	49,099	48,872
Asia Pacific	7,547	7,668	22,609	20,690
Intercompany sales elimination	(9,069)	(9,676)	(27,594)	(24,744)

Total	$112,562	$113,463	$342,110	$330,540

Operating segment income (loss):
North America	$17,627	$18,164	$50,906	$38,765
Europe	1,490	1,022	2,853	2,180
Asia Pacific	982	2,192	3,637	5,287
Corporate	(6,545)	(3,763)	(21,332)	(20,718)
Operating income	13,554	17,615	36,064	25,514
Interest expense, net	(1,627)	(2,756)	(5,370)	(6,573)
Income before income taxes	$11,927	$14,859	$30,694	$18,941

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

The following table summarizes the accruals recorded, adjustments, and the cash payments during the nine-month period ended September 30, 2010, related to cost reduction and restructuring actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,346 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$288	$3,924	$4,212
New accruals	1	66	67
Adjustments	(31)	(7)	(38)
Cash payments	(21)	(612)	(633)
Liability balance at March 31, 2010	237	3,371	3,608
New accruals	--	58	58
Adjustments	(2)	(7)	(9)
Cash payments	(1)	(124)	(125)
Liability balance at June 30, 2010	234	3,298	3,532
New accruals	--	51	51
Adjustments	(94)	(6)	(100)
Cash payments	(1)	(136)	(137)

Liability balance at September 30, 2010	$139	$3,207	$3,346

Actions Initiated in 2009

During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the nine-month period ended September 30, 2010, related to cost reduction and restructuring actions initiated during 2009. The remaining reserve balance of $288 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$925	$108	$1,033
New accruals	3	2	5
Adjustments	(79)	(27)	(106)
Cash payments	(493)	--	(493)
Liability balance at March 31, 2010	356	83	439
New accruals	--	28	28
Adjustments	(2)	(28)	(30)
Cash payments	(100)	--	(100)
Liability balance at June 30, 2010	254	83	337
New accruals	8	1	9
Adjustments	(4)	(24)	(28)
Cash payments	(19)	(11)	(30)

Liability balance at September 30, 2010	$239	$49	$288

Actions Initiated in 2010

The following table summarizes the accruals recorded, adjustments, and the cash payments during the nine-month period ended September 30, 2010, related to cost reduction and restructuring actions initiated during 2010. The remaining reserve balance of $72 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at September 30, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2009	$--	$--	$--
New accruals	294	--	294
Adjustments	(3)	--	(3)
Cash payments	(67)	--	(67)
Liability balance at March 31, 2010	224	--	224
New accruals	456	--	456
Adjustments	(1)	--	(1)
Cash payments	(426)	--	(426)
Liability balance at June 30, 2010	253	--	253
New accruals	104	--	104
Adjustments	(13)	--	(13)
Cash payments	(272)	--	(272)

Liability balance at September 30, 2010	$72	$--	$72

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, and 2010, shown above, were $22 and $743 for the three and nine months ended September 30, 2010, respectively. In addition, the Company recorded $349 and $643 for consulting and legal fees related to the Company’s restructuring during the three and nine months ended September 30, 2010, respectively. The total expenses for the three and nine months ended September 30, 2010 were $371 and $1,386, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expenses for the nine month periods ended September 30, 2010 and September 30, 2009 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2010	$661	$91	$(23)	$657	$1,386
Nine months ended September 30, 2009	$1,568	$1,221	$652	$205	$3,646
Cumulative since program inception	$9,976	$5,043	$1,217	$1,999	$18,235

Sale of Cactus assets

Effective September 30, 2010, the Company sold certain operating assets of its Canadian large format operation, known as Cactus. The assets were sold because the Company is focusing on strategy, creative design and premedia services in the Canadian region. The selling price was approximately $462 and resulted in a pretax gain of approximately $22, which included a write-off for goodwill allocated to the Cactus business. The Company determined that approximately $50 of its North America segment goodwill should be allocated to the Cactus operation and recorded a charge for this amount in the third quarter of 2010. The following table is a summary of the asset sale:

Net cash received from buyer	$462
Book value of assets sold	(362)
Expenses of sale	(28)
Goodwill write-off	(50)

Pretax gain on sale of assets	$22

The pretax gain on sale of assets is recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2010. The operating results of the Cactus operation are not reported as discontinued operations because the impact on the Company’s consolidated financial statements is immaterial.

Note 14 – Derivative Financial Instruments

Interest Rate Swaps

In order to manage the risk of rising interest rates on a portion of the Company’s variable rate revolving debt, the Company entered into two “variable to fixed” interest rate swaps with financial institution counterparties for the total notional amount of $15,000 in May of 2010. The swaps, which expire in June 2012, have been designated as cash flow hedges. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the effective portion of the derivative fair value gains or losses from these cash flow hedges is deferred in Accumulated comprehensive income, net. The company assesses hedge effectiveness quarterly by comparing the critical terms of the swaps and the debt. Since the Company assessed the hedge to be fully effective, the derivative fair value gains or losses have been deferred in Accumulated comprehensive income, net on the Consolidated Balance Sheets at September 30, 2010.

The interest rate swaps are measured at fair value on a recurring basis. Monthly LIBOR rates, observable at commonly quoted intervals for the full term of the swaps and classified as Level 2 input (see Note 15 – Fair Value Measurements), provide basis for valuation of these swaps. An income approach, using the present value of projected future cash payments based on monthly LIBOR rates, is the valuation technique used in assessing the swaps’ fair value.

As of September 30, 2010, the fair value of the derivative instruments was:

	Derivative Assets		Derivative Liabilities
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swaps	Other assets	$--	Other long-term liabilities	$234

The effect of derivative instruments on the Consolidated Statements of Operations for the three months ended September 30, 2010, was:

Instrument	Amount of gain/(loss) recognized on derivatives in Accumulated comprehensive income, net	Amount of gain/(loss) reclassified from Accumulated comprehensive income, net into earnings*

Interest rate swaps	$(50)	$--

The effect of derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2010, was:

Instrument	Amount of gain/(loss) recognized on derivatives in Accumulated comprehensive income, net	Amount of gain/(loss) reclassified from Accumulated comprehensive income, net into earnings*

Interest rate swaps	$(141)	$--

* ASC 815 does not require that the amount in Accumulated comprehensive income, net be amortized to earnings unless the swaps are terminated. At the maturity of the swaps, their fair value will be zero – just as it was at inception – and each of the swap market value changes over its term will have been recorded as adjustments to both the swap asset or liability and Accumulated comprehensive income, net.

Note 15 – Fair Value Measurements

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

•
Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at September 30, 2010. Interest rate swaps are measured at fair value on a recurring basis and the following table summarizes the derivative financial instruments measured at fair value as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate swaps	$--	$234	$--	$234

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

Business Overview

Schawk, Inc., and its subsidiaries (“Schawk” or the “Company”) provide strategic, creative and executional graphic services and solutions to clients in the consumer products packaging, retail, pharmaceutical and advertising markets.  The Company, headquartered in Des Plaines, Illinois, has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

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

The Company’s creative services are delivered through Anthem and through various sub-specialty capabilities whose services include digital photography, 3D imaging, creative retouching, CGI (Computer Generated Images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), interactive media, and large-format printing. These services support the creation, adaptation and maintenance of brand imagery used across brand touchpoints – including packaging, advertising, marketing and sales promotion materials – offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of client’s original intellectual property, present a high-margin growth opportunity for Schawk.

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

Financial Overview

Net sales decreased $0.9 million or 0.8 percent in the third quarter of 2010 to $112.6 million from $113.5 million in the third quarter of 2009. The quarter-over-quarter sales decline reflects a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue, a reduction in promotional activity from the Company’s entertainment accounts and the loss of a lower margin non-core retail client. For the third quarter of 2010, net income was $7.8 million or $0.30 per fully diluted share, as compared to net income of $13.3 million or $0.53 per fully diluted share for the third quarter of 2009. In the third quarter of 2010 compared to the third quarter of 2009, sales decreased in the North America operating segment by 1.2 percent, in the Europe operating segment by 1.5 percent and in the Asia Pacific operating segment by 1.6 percent.

Gross profit decreased by $1.7 million or 3.8 percent in the third quarter of 2010 to $43.8 million from $45.5 million in the third quarter of 2009. The gross profit decreased in the North America and Asia Pacific operating segments, partially offset by an increase in gross profit in the Europe operating segment. The gross profit in the North America operating segment decreased by $1.5 million or 4.1 percent. The gross profit in the Asia Pacific operating segment decreased by $0.5 million or 11.4 percent. The gross profit in the Europe operating segment increased by $0.2 million or 3.9 percent.

Operating income decreased by $4.1 million or 23.1% in the third quarter of 2010 to $13.6 million from $17.6 million in the third quarter of 2009.  The decline in operating income, quarter-over-quarter, is principally due to a $5.0 million indemnity settlement related to the Company’s 2005 acquisition of Seven Worldwide Holdings, Inc. recorded as income in the third quarter of 2009, which did not recur in the third quarter of 2010. Other factors which affected the operating profit, quarter-over-quarter, are as follows: Selling, general and administrative expenses decreased $3.5 million, or 10.9 percent, in the third quarter of 2010 to $28.7 million from $32.2 million in the third quarter of 2009. During the third quarter of 2010, the Company recorded two insurance recoveries, totaling $1.5 million, of which $1.4 million was recorded as a reduction of selling, general and administrative expense and $0.1 million was recorded as a reduction of cost of sales.  The first recovery, in the amount of $0.3 million, related to production equipment damaged during the first quarter of 2010 at one of the Company’s North American facilities, for which a $0.7 million asset impairment charge was recorded in the first quarter of 2010.  The second recovery, in the amount of $1.2 million, resulted from a directors’ and officers’ liability insurance settlement for certain expenses related to the Company’s ongoing SEC investigation. The Company also had reduced restructuring expenses associated with the Company’s cost reduction activities of $0.4 million in the third quarter of 2010 compared to $1.3 million in the third quarter of 2009. The Company recorded a net loss on foreign exchange exposures of $0.7 million in the third quarter of 2010 as compared to a net gain of $0.6 million in the third quarter of 2009.  The net loss on foreign exchange exposures in the third quarter of 2010 included unrealized losses of $0.3 million compared to unrealized gains on foreign exchange exposures of $0.7 million in the third quarter of 2009. The unrealized foreign exchange gains and losses related primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In addition, the Company recorded a $0.5 million expense in the third quarter of 2010 to adjust the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company expects to settle in the fourth quarter of 2010.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, continuing in 2009 and in the first nine months of 2010, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three and nine-month periods of 2010 was $0.4 million and $1.4 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 and 2009 and for the first nine months of 2010, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2010	$0.7	$0.1	$--	$0.6	$1.4
Year ended December 31, 2009	3.6	1.4	1.0	0.5	6.5
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$10.0	$5.1	$1.2	$2.0	$18.3

It is estimated that cost savings resulting from cost reduction actions initiated in the first nine months of 2010 will be approximately $4.5 million for 2010 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $8 million annually. It is estimated that cost savings resulting from the 2009 cost reduction actions was approximately $8.9 million for 2009 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $16 million annually.  Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and recurring pre-tax savings are estimated to have increased over the subsequent two-year period to approximately $22 million annually.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

	Three Months Ended September 30,			2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009		$	%

Net sales	$112,562	$113,463	$	$(901)	(0.8)%
Cost of sales	68,768	67,957		811	1.2%
Gross profit	43,794	45,506		(1,712)	(3.8)%

Selling, general and administrative expenses	28,675	32,193		(3,518)	(10.9)%
Foreign exchange (gain) loss	694	(644)		1,338	nm
Indemnity settlement	--	(4,986)		4,986	nm
Acquisition integration and restructuring expenses	371	1,328		(957)	(72.1)%
Multiemployer pension withdrawal expense	500	--		500	nm
Operating income	13,554	17,615		(4,061)	(23.1)%

Other income (expense):
Interest income	15	124		(109)	(87.9)%
Interest expense	(1,642)	(2,880)		1,238	(43.0)%

Income before income taxes	11,927	14,859		(2,932)	(19.7)%
Income tax provision (benefit)	4,154	1,553		2,601	nm

Net income	$7,773	$13,306		$(5,533)	(41.6)%

Effective income tax rate	34.8%	10.5%

Expressed as a percentage of Net Sales:

Gross margin	38.9%	40.1%	(120) bpts
Selling, general and administrative expense	25.5%	28.4%	(290) bpts
Foreign exchange (gain) loss	0.6%	(0.6)%	120 bpts
Indemnity settlement	--	(4.4)%	440 bpts
Acquisition integration and restructuring expenses	0.3%	1.2%	(90) bpts
Multiemployer pension withdrawal expense	0.4%	--	40 bpts
Operating margin	12.0%	15.5%	(350) bpts

bpts = basis points
nm = not meaningful

Net sales in the third quarter of 2010 were $112.6 million compared to $113.5 million in the same period of the prior year, a decrease of $0.9 million, or 0.8 percent.  The quarter-over-quarter sales decline reflects a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue, a reduction in promotional activity from the Company’s entertainment accounts and the loss of a lower margin non-core retail client. Net sales decreased, quarter-over-quarter, in the North America segment by $1.1 million, or 1.2 percent, in the Asia Pacific segment by $0.1 million, or 1.6 percent, and in the Europe segment by 0.3 million or 1.5 percent. While sales for the third quarter of 2010, as compared to the third quarter of 2009, were impacted by changes in foreign currency translation rates on a country-by-country basis, the overall impact on sales for the third quarter was minimal.

Consumer products packaging accounts sales in the third quarter of 2010 were $82.1 million, or 72.9 percent of total sales, as compared to $80.2 million, or 70.7 percent, in the same period of last year, representing an increase of 2.3 percent.  Advertising and retail accounts sales of $20.1 million in the third quarter of 2010, or 17.9 percent of total sales, decreased 8.8 percent from $22.1 million in the third quarter of 2009. Entertainment account sales of $7.1 million in the third quarter of 2010, or 6.3 percent of total sales, decreased 15.6 percent from $8.5 million in the third quarter of 2009. During the third quarter, the Company continued to see measured progress year-over-year with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients have become more cautious based on economic uncertainties that continue to exist. The quarter-over-quarter increase in sales for consumer products packaged goods accounts was offset by a reduction in promotional activity from the Company’s entertainment accounts and the loss of a lower margin non-core retail client, as previously discussed.

Gross profit was $43.8 million, or 38.9 percent, of sales in the third quarter of 2010, a decrease of $1.7 million, or 3.8 percent, from $45.5 million, or 40.1 percent of sales, in the third quarter of 2009. The decrease in gross profit is  attributable to the decrease in revenue quarter-over-quarter as well as restoration of compensation and benefit reductions implemented during 2009 as part of the Company’s cost reduction initiatives.

Operating income decreased by $4.1 million, to $13.6 million in the third quarter of 2010 from $17.6 million in the third quarter of 2009. The decline in operating income, quarter-over-quarter, is principally due to a $5.0 million indemnity settlement related to the Company’s 2005 acquisition of Seven Worldwide Holdings, Inc. recorded as income in the third quarter of 2009, which did not recur in the third quarter of 2010. The operating income percentage was 12.0 percent for the third quarter of 2010, compared to 15.5 percent in the third quarter of 2009. Other factors which affected the operating profit, quarter-over-quarter, are discussed below.

Selling, general and administrative expenses decreased by $3.5 million over the prior period, reflecting a $0.7 million decrease in professional and consulting fees related to the Company’s internal control remediation and related matters and lower operating expenses resulting from the Company’s cost reduction initiatives, partially offset by restoration of certain temporary cost reduction actions that the Company implemented for 2009.  In addition, as previously discussed, during the third quarter of 2010, the Company recorded several insurance recoveries, totaling $1.5 million, principally as a reduction of selling, general and administrative expense.  In the third quarter of 2010, the Company recorded $0.4 million of acquisition integration and restructuring expenses compared to $1.3 million in the third quarter of 2009. These expenses were recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations and represent costs for employee terminations, obligations for future lease payments, and other associated costs. The Company recorded a $0.7 million loss on foreign exchange exposures in the third quarter of 2010, of which $0.3 million related to unrealized currency remeasurements, compared to a gain on foreign exchange exposures of $0.6 million in the comparable 2009 period. The Company’s foreign exchange gains or losses relate primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In addition, the Company recorded a $0.5 million expense in the third quarter of 2010 to adjust the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company expects to settle in the fourth quarter of 2010.

Interest expense in the third quarter of 2010 was $1.6 million compared to $2.9 million in the third quarter of 2009, a decrease of $1.2 million, or 43.0 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding period-over-period. As previously discussed, in order to manage the risk of rising interest rates on a portion of its variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15.0 million in May of 2010.

The Company recorded income tax expense of $4.2 million for the third quarter of 2010 compared to income tax expense of $1.6 million in the third quarter of 2009.  The income tax expense effective tax rate was 34.8 percent and 10.5 percent for the third quarters of 2010 and 2009 respectively.  The increase in the effective rate for 2010 compared to 2009 is primarily due to discrete period tax adjustments related to the nontaxable indemnity settlement and amended tax return adjustments in 2009.

In the third quarter of 2010, the Company recorded net income of $7.8 million, as compared to $13.3 million for the same period of 2009.

Other Information

Depreciation and amortization expense was $4.4 million for the third quarter of 2010 as compared to $4.7 million in the third quarter of 2009.

Capital expenditures in the third quarter of 2010 were $1.8 million compared to $1.5 million in the same period of 2009.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine months ended:

	Nine Months Ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$342,110	$330,540	$11,570	3.5%
Cost of sales	209,617	209,006	611	0.3%
Gross profit	132,493	121,534	10,959	9.0%

Selling, general and administrative expenses	91,619	98,313	(6,694)	(6.8)%
Foreign exchange (gain) loss	2,244	(1,089)	3,333	nm
Indemnity settlement	--	(4,986)	4,986	nm
Acquisition integration and restructuring expenses	1,386	3,646	(2,260)	(62.0)%
Multiemployer pension withdrawal expense	500	--	500	nm
Impairment of long-lived assets	680	136	544	nm
Operating income	36,064	25,514	10,550	41.3%

Other income (expense):
Interest income	31	224	(193)	(86.2)%
Interest expense	(5,401)	(6,797)	1,396	(20.5)%

Income before income taxes	30,694	18,941	11,753	62.1%
Income tax provision (benefit)	4,596	3,163	1,433	45.3%

Net income	$26,098	$15,778	$10,320	65.4%

Effective income tax rate	15.0%	16.7%

Expressed as a percentage of Net Sales:

Gross margin	38.7%	36.8%	190 bpts
Selling, general and administrative expense	26.8%	29.7%	(290)bpts
Foreign exchange (gain) loss	0.7%	(0.3)%	100 bpts
Indemnity settlement	--	(1.5)%	150 bpts
Acquisition integration and restructuring expenses	0.4%	1.1%	(70) bpts
Multiemployer pension withdrawal expense	0.1%	--	10 bpts
Impairment of long-lived assets	0.2%	--	20 bpts
Operating margin	10.5%	7.7%	280 bpts

bpts = basis points
nm = not meaningful

Net sales in the first nine months of 2010 were $342.1 million compared to $330.5 million in the same period of the prior year, an increase of $11.6 million, or 3.5 percent.  Net sales increased, period-over-period, in all operating segments: the North America segment increased by $12.3 million, or 4.3 percent; the Europe segment increased by $0.2 million, or 0.5 percent; and the Asia Pacific segment increased by $1.9 million, or 9.3 percent. Approximately $4.4 million of the sales increase, period-over-period, was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The period-over-period increase in sales primarily reflects an overall improvement in the global economy, which started in the latter half of 2009 and continued into 2010, although the Company’s entertainment account sales declined period-over-period. Many of the Company’s clients have increased brand innovation and introduction activities, including the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.

Consumer products packaging accounts sales in the first nine months of 2010 were $245.4 million, or 71.7 percent of total, as compared to $233.2 million, or 70.6 percent, in the same period of last year, representing an increase of 5.2 percent. As market and economic conditions improved, many of the Company’s consumer products packaging clients increased their frequency of package redesigns, sales promotions and new product introductions, as compared to the prior year period.  Advertising and retail accounts sales of $64.4 million in the first nine months of 2010, or 18.8 percent of total sales, increased 0.1 percent from $64.3 million in the first nine months of 2009. Entertainment account sales of $21.6 million in the first nine months of 2010, or 6.3 percent of total sales, declined 11.7 percent from $24.5 million in the first nine months of 2009.

Gross profit was $132.5 million, or 38.7 percent, of sales in the first nine months of 2010, an increase of $11.0 million, or 9.0 percent, from $121.5 million, or 36.8 percent of sales, in the first nine months of 2009. The increase in gross profit is largely attributable to the increase in revenue period-over-period and cost savings related to the Company’s restructuring initiatives.

Operating income increased by $10.6 million, to $36.1 million in the first nine months of 2010 from $25.5 million in the first nine months of 2009. The operating income percentage for the first nine months of 2010 was 10.5 percent, compared to an operating income percentage of 7.7 percent in the first nine months of 2009. The increase in operating income in the first nine months of 2010 compared to the first nine months of 2009 is principally due to the increase in revenue period-over-period, lower operating expenses resulting from the Company’s cost reduction initiatives, and the net effect of the items discussed below.

The decrease in selling, general and administrative expenses over the prior period reflects a $4.0 million decrease in professional and consulting fees related to the Company’s internal control remediation and related matters, partially offset by restoration of certain temporary cost reduction actions that the Company implemented for 2009. In addition, as previously discussed, during the first nine months of 2010, the Company recorded several insurance recoveries, totaling $2.9 million, principally as a reduction of selling, general and administrative expense. In the first nine months of 2010, the Company recorded $1.4 million of acquisition integration and restructuring expenses compared to $3.6 million in the first nine months of 2009. These expenses were recorded in connection with previously announced plans to consolidate, reduce and re-align the Company’s work force and operations and represent costs for employee terminations, obligations for future lease payments, and other associated costs. The Company recorded a $2.2 million loss on foreign exchange exposures in the first nine months of 2010, of which $1.5 million related to unrealized currency remeasurements, compared to a gain on foreign exchange exposures of $1.1 million in the comparable 2009 period. The unrealized currency losses in the first nine months of 2010 were principally due to the deterioration of the value of the Euro during the period. The Company’s foreign exchange gains or losses relate primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. During the first nine months of 2009, the Company recorded $5.0 million of income for an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings, Inc.  In addition, the Company recorded a $0.7 million asset impairment charge in the first nine months of 2010 for equipment damaged at one of its North American facilities, compared to a $0.1 million asset impairment charge recorded in the first nine months of 2009. Additionally, the Company recorded a $0.5 million expense in the first nine months of 2010 to adjust the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company expects to settle in the fourth quarter of 2010.

Interest expense in the first nine months of 2010 was $5.4 million compared to $6.8 million in the first nine months of 2009, a decrease of $1.4 million, or 20.5 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding period-over-period. As previously discussed, in order to manage the risk of rising interest rates on a portion of its variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15.0 million in May of 2010.

The Company recorded income tax expense of $4.6 million for the first nine months of 2010, compared to income tax expense of $3.2 million in the first nine months of 2009.  The income tax expense effective tax rate was 15.0 percent and 16.7 percent for the first nine months of 2010 and 2009 respectively.  The decrease in the effective tax rate for the 2010 period compared to the prior year is primarily due to an increase in the amount of discrete period tax benefits from the release of uncertain tax positions during the first nine months of 2010 of $7.1 million compared to the nontaxable indemnity settlement and amended tax return adjustments of $3.4 million reflected in 2009.

In the first nine months of 2010, the Company recorded net income of $26.1 million, as compared to a net income of $15.8 million for the same period of 2009.

Other Information

Depreciation and amortization expense was $13.3 million for the first nine months of 2010 as compared to $14.2 million in the first nine months of 2009.

Capital expenditures in the first nine months of 2010 were $6.7 million compared to $3.9 million in the same period of 2009.

Segment Information

North America
	Three months ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$97,360	$98,493	$(1,133)	(1.2)%
Acquisition integration and restructuring expenses	$117	$566	$(449)	(79.3)%
Foreign exchange (gain) loss	$(23)	$38	$(61)	nm
Depreciation and amortization	$2,734	$2,807	$(73)	(2.6)%
Operating income	$17,627	$18,164	$(537)	(3.0)%
Operating margin	18.1%	18.4%		(30)bpts
Capital expenditures	$1,063	$1,215	$(152)	(12.5)%
Total assets	$343,816	$319,722	$24,094	7.5%

nm = not meaningful
bpts = basis points

Net sales in the third quarter of 2010 for the North America segment were $97.4 million compared to $98.5 million in the same period of the prior year, a decrease of $1.1 million or 1.2 percent. Sales for the third quarter of 2010, as compared to the third quarter of 2009, benefited from an increase of $0.7 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s foreign subsidiaries.  While sales for the nine-month period ended September 30, 2010 increased relative to sales for the nine-month period ended September 30, 2009, sales for the third quarter of 2010 were lower compared to sales for the third quarter of 2009, reflecting a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue, a reduction in promotional activity from the Company’s entertainment accounts and the loss of a lower margin non-core retail client.

Operating income was $17.6 million or 18.1 percent of sales, in the third quarter of 2010 compared to $18.2 million, or 18.4 percent of sales, in the second quarter of 2009, a decrease of $0.5 million. The decrease in operating income is principally due to the decrease in revenue quarter-over-quarter.

	Nine months ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$297,996	$285,722	$12,274	4.3%
Acquisition integration and restructuring expenses	$661	$1,568	$(907)	(57.9)%
Foreign exchange (gain) loss	$(58)	$71	$(129)	nm
Impairment of long-lived assets	$680	$61	$619	nm
Depreciation and amortization	$8,273	$8,833	$(560)	(6.3)%
Operating income	$50,906	$38,765	$12,141	31.3%
Operating margin	17.1%	13.6%		350bpts
Capital expenditures	$4,619	$2,976	$1,643	55.2%
Total assets	$343,816	$319,722	$24,094	7.5%

nm = not meaningful
bpts = basis points

Net sales in the first nine months of 2010 for the North America segment were $298.0 million compared to $285.7 million in the same period of the prior year, an increase of $12.3 million or 4.3 percent. Approximately $3.6 million of the period-over-period sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. The period-over period increase in sales reflects an improvement in the North American economy, which started in the latter half of 2009 and continued into 2010. In response to improving economic conditions, many of the Company’s consumer products clients have increased their levels of marketing and new product introductions and have increased the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company. As previously mentioned, sales in the third quarter of 2010 declined slightly in comparison to the third quarter of 2009, reflecting a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue, a reduction in promotional activity from the Company’s entertainment accounts and the loss of a lower margin non-core retail client.

Operating income was $50.9 million or 17.1 percent of sales, in the first nine months of 2010 compared to $38.8 million, or 13.6 percent of sales, in the first nine months of 2009, an increase of $12.1 million. The increase in operating income is principally due to the increase in revenue period-over-period and the Company’s cost reduction initiatives, which began in the second half of 2008 and continued into the third quarter of 2010.

Europe

	Three months ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$16,724	$16,978	$(254)	(1.5)%
Acquisition integration and restructuring expenses	$(81)	$214	$(295)	nm
Foreign exchange (gain) loss	$(186)	$(287)	$101	35.2%
Depreciation and amortization	$592	$900	$(308)	(34.2)%
Operating income	$1,490	$1,022	$468	45.8%
Operating margin	8.9%	6.0%		290bpts
Capital expenditures	$341	$124	$217	nm
Total assets	$45,979	$45,081	$898	2.0%

nm = not meaningful
bpts = basis points

Net sales in the Europe segment in the third quarter of 2010 were $16.7 million compared to $17.0 million in the same period of the prior year, a decrease of $0.3 million, as weakness in the European economy continued. Sales for the third quarter of 2010, as compared to the third quarter of 2009, reflect a decrease of $1.1 million resulting from changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the local currencies of the Company’s foreign subsidiaries.

Operating income was $1.5 million, or 8.9 percent of sales, in the third quarter of 2010 compared to $1.0 million or 6.0 percent of sales in the third quarter of 2009, a increase of $0.5 million. The increase in operating income, quarter-over-quarter, reflects the Company’s cost reduction initiatives.

	Nine months ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$49,099	$48,872	$227	0.5%
Acquisition integration and restructuring expenses	$90	$1,221	$(1,131)	(92.6)%
Foreign exchange (gain) loss	$98	$218	$(120)	(55.0)%
Impairment of long-lived assets	$--	$75	$(75)	(100.0)%
Depreciation and amortization	$2045	$2,316	$(271)	(11.7)%
Operating income	$2,853	$2,180	$673	30.9%
Operating margin	5.8%	4.5%		130bpts
Capital expenditures	$724	$438	$286	65.3%
Total assets	$45,979	$45,081	$898	2.0%

nm = not meaningful

bpts = basis points

 Net sales in the Europe segment in the first nine months of 2010 were $49.1 million compared to $48.9 million in the same period of the prior year, an increase of $0.2 million or 0.5 percent. Sales for the first nine months of 2010, as compared to the first nine months of 2009, reflect a decrease of $0.6 million resulting from changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the local currencies of the Company’s foreign subsidiaries.

Operating income was $2.9 million, or 5.8 percent of sales, in the first nine months of 2010 compared to $2.2 million or 4.5 percent of sales in the first nine months of 2009, an increase of $0.7 million or 30.9 percent. The increase in operating income, period-over-period, reflects the Company’s cost reduction initiatives.

Asia Pacific

	Three months ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$7,547	$7,668	$(121)	(1.6)%
Acquisition integration and restructuring expenses	$(18)	$312	$(330)	nm
Foreign exchange (gain) loss	$222	$(449)	$671	nm
Depreciation and amortization	$283	$264	$19	7.2%
Operating income	$982	$2,192	$(1,290)	(55.2)%
Operating margin	13.0%	28.6%		(1,560)bpts
Capital expenditures	$395	$150	$245	nm
Total assets	$23,374	$20,832	$2,542	12.2%

nm = not meaningful
bpts = basis points

Net sales in the Asia Pacific segment in the third quarter of 2010 were $7.5 million compared to $7.7 million in the same period of the prior year, a decrease of $0.1 million or 1.6 percent. Sales for the third quarter of 2010, as compared to the third quarter of 2009, benefited from an increase of $0.4 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s foreign subsidiaries.

Operating income was $1.0 million in the third quarter of 2010, or 13.0 percent of sales, as compared to $2.2 million, or 28.6 percent of sales, in the third quarter of 2009, a decrease of $1.2 million, or 55.2 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations. In addition, the Asia Pacific segment recorded a foreign exchange loss in the 2010 period, compared to a foreign exchange gain in the 2009 period.

	Nine months ended September 30,		2010 vs. 2009 Increase (Decrease)
(in thousands)	2010	2009	$	%

Net sales	$22,609	$20,690	$1,919	9.3%
Acquisition integration and restructuring expenses	$(23)	$652	$(675)	nm
Foreign exchange (gain) loss	$383	$(1,429)	$1,812	nm
Depreciation and amortization	$893	$747	$146	19.5%
Operating income	$3,637	$5,287	$(1,650)	(31.2)%
Operating margin	16.1%	25.6%		(950)bpts
Capital expenditures	$1,042	$408	$634	nm
Total assets	$23,374	$20,832	$2,542	12.2%

nm = not meaningful
bpts = basis points

Net sales in the Asia Pacific segment in the first nine months of 2010 were $22.6 million compared to $20.7 million in the same period of the prior year, an increase of $1.9 million or 9.3 percent. Approximately $1.4 million of the period-over-period sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.

Operating income was $3.6 million in the first nine months of 2010, or 16.1 percent of sales, as compared to $5.3 million, or 25.6 percent of sales, in the first nine months of 2009, a decrease of 31.2 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations. In addition, the Asia Pacific segment recorded a foreign exchange loss in the 2010 period, compared to a foreign exchange gain in the 2009 period.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at September 30, 2010 was $62.6 million. As noted below, the Company entered into an amended and restated credit agreement in January 2010.

As of September 30, 2010, the Company had $29.0 million in consolidated cash and cash equivalents, compared to $12.2 million at December 31, 2009.  The Company expects to use part of its September 30, 2010 cash and cash equivalents to fund an expected settlement of its pension withdrawal liability in the fourth quarter of 2010 and required debt repayments in the first quarter of 2011.

Cash provided by operating activities. Cash provided by operating activities was $34.7 million in the first nine months of 2010 compared to $41.8 million in the first nine months of 2009. The period-over-period decrease in cash provided from operations reflects the improvement in net income to $26.1 million for the first nine months of 2010 compared to net income of $15.8 million for the first nine months of 2009, partially offset by unfavorable changes in non-cash current assets and current liabilities in the 2010 period as compared to the 2009 period. The change in working capital accounts in the 2009 period reflects a $7.5 million income tax refund received in the second quarter of 2009.

Depreciation and intangible asset amortization expense in the first nine months of 2010 was $9.9 million and $3.4 million, respectively, as compared to $10.7 million and $3.5 million, respectively, in the first nine months of the prior year.

Cash provided by (used in) investing activities. Cash used in investing activities was $5.6 million in the first nine months of 2010 compared to $0.1 million of cash provided by investing activities during the comparable 2009 period. The cash used in investing activities in the 2010 period includes proceeds of $1.5 million from property loss insurance settlements and $0.5 million from the sale of assets. The cash provided by investing activities in the 2009 period reflects proceeds of $4.4 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as “held for sale” at year-end 2008. The cash used in investing activities in the 2010 period also includes an expenditure of $0.9 million for the operating assets of Untitled London Limited. Capital expenditures were $6.7 million in the first nine months of 2010 compared to $3.9 million in the first nine months of 2009. Over the next five years, assuming no significant business acquisitions, capital expenditures are expected to be in the range of $10.0 to $18.5 million annually. During the next three years, the Company expects to incur capital investment and related costs in information technology systems to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities. Cash used in financing activities in the first nine months of 2010 was $14.5 million compared to cash used in financing activities of $51.0 million during the first nine months of 2009. The cash used in financing activities in the first nine months of 2010 reflects $15.0 million of net payments of debt compared to $45.1 million of net payments of debt during the first nine months of 2009. The debt payments in the 2009 period include $20.0 million of prepayments made by the Company to its lenders in June 2009 pursuant to its June 11, 2009 debt amendments. The Company used $4.3 million to purchase shares of its common stock during the first nine months of 2009. No shares were repurchased by the Company during the first nine months of 2010. In addition, the Company received proceeds of $4.5 million from the issuance of common stock during the first nine months of 2010 compared to

$0.8 million in the first nine months of 2009. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $3.0 million and $1.3 million for the first nine months ended September 30, 2010 and 2009, respectively. The dividends paid during the first nine months of 2010 reflect an increase to $0.04 per share, or approximately $1.0 million per quarter, and, subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at this rate to continue throughout 2010.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15.0 million, payable in annual installments of $2.1 million from 2007 through 2013, and Tranche B, for $10.0 million, payable in annual installments of $1.4 million from 2008 through 2014. The remaining aggregate balance of the Tranche A and Tranche B notes, $12.3 million, is included on the September 30, 2010 Consolidated Balance Sheets as follows: $3.1 million is included in Current maturities of long-term debt and $9.2 million is included in Long-term debt.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes, maturing in January 2010, January 2011, and January 2012, respectively. The remaining aggregate outstanding balance of the two remaining notes, $34.4 million, is included on the September 30, 2010 Consolidated Balance Sheets as follows: $17.2 million is included in Current maturities of long-term debt and $17.2 million is included in Long-term debt.

In December, 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at September 30, 2010.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its prior revolving credit facility that was set to terminate in January 2010. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At September 30, 2010, the applicable margin was 250 basis points, resulting in an interest rate of 2.76 percent on LIBOR-based borrowings under the revolving credit facility. In order to manage the risk of rising interest rates on the Company’s variable rate revolving debt, the Company executed two “variable to fixed” interest rate swaps for the total notional amount of $15.0 million in May of 2010. See Note 14 – Derivative Financial Instruments in Part I, Item 1, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further discussion.

Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2010 and succeeding years on the Company’s other debt obligations. The total balance outstanding under the Company’s credit facility at September 30, 2010 was $15.0 million and is included in Long-term debt on the September 30, 2010 Consolidated Balance Sheets.

Outstanding obligations due under the facility are secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at September 30, 2010.

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

As of September 30, 2010, the Company’s total liability for uncertain tax positions was $4.8 million, including $0.5 million of accrued interest and penalties. Of this total, it is estimated that $0.5 million will be settled in one year or less and $4.3 million will be settled in one to three years.  The increase in the Company’s liability for uncertain tax positions during the third quarter of 2010 was primarily due to fluctuations in foreign exchange rates.

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

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The following expanded disclosures regarding the Company’s sensitivity to changes in its material assumptions and estimates related to the nine-month period ended September 30, 2010 should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2009.

Accounts Receivable:

The Company’s clients are primarily consumer product manufacturers, advertising agencies; retailers, both grocery and non-grocery, and entertainment companies.  Accounts receivable consist primarily of amounts due to Schawk from its normal business activities. The Company’s allowance for doubtful accounts is determined using assumptions of minimum reserve requirement percentages applied to the aging of the Company’s trade accounts receivable, along with specific reserves for known collection issues.  For example, the aging-based portion of our reserve is determined by applying a 25% reserve to amounts overdue by more than 120 days, a 60% reserve to amounts overdue by more than 180 days and a 100% reserve for amounts overdue by more than 360 days. In our experience, this policy as supplemented by specific reserves for known collection issues, broadly captures the credit risk in our receivables.  Based on the Company’s estimates and assumptions, an allowance for doubtful accounts and credit memos of $1.2 million was established at September 30, 2010, compared to an allowance of $1.6 million at December 31, 2009.

Impairment of Long-Lived Assets:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the consumer packaging industry in particular, a loss of a major customer or several customers, a significant decrease in the market value of an asset, a significant adverse change in the manner in which an asset is used or an adverse change in the physical condition of an asset.  The Company tests long-lived assets for impairment when facts and circumstances have changed and a potential impairment trigger is indicated. Impairment is evaluated by a comparison of the carrying value of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. If this comparison indicates that an asset is impaired, the loss recognized is the amount by which the carrying value exceeds the estimated fair value. The Company’s impairment losses in regard to long-lived assets have in recent years primarily related to surplus properties resulting from restructuring (i.e., facility consolidation) actions.  For significant losses, the Company estimates fair value based on market valuation studies performed by qualified third-party valuation experts. Assumptions used in estimating cash flows include among other things those assumptions concerning periods of operation and projections of revenues and costs of revenues, industry trends and market interest rates. There are inherent uncertainties associated with the judgments and estimates used in assessing asset impairment and it is possible that impairment charges recognized in a given period would differ if the assessment was made in a different period.  During the nine-month period ended September 30, 2010, the Company recorded an impairment charge of $0.7 million for certain production equipment which became inoperable due to water damage and reflected this expense as Impairment of long-lived assets in the Consolidated Statements of Operations at September 30, 2010.

Goodwill and Other Acquired Intangible Assets:

The Company has made acquisitions in the past that included a significant amount of goodwill, customer relationships and, to a lesser extent, other intangible assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Customer relationships and other acquired intangible assets are amortized over their useful lives and are tested for impairment when facts and circumstances have changed and a potential impairment trigger is indicated. Events that may indicate potential impairment include a loss of, or a significant decrease in volume from, a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. Impairment is evaluated by a comparison of the carrying value of an asset to the future net undiscounted cash flows expected to be generated by the asset. If this comparison indicates that an acquired intangible asset is impaired, the loss recognized is the amount by which the carrying value exceeds the estimated fair value.

The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company will perform its 2010 goodwill impairment test as of October 1, 2010.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, the Company’s management relies on a number of factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. There are inherent uncertainties in the assumptions and estimates used in developing future cash flows and management’s judgment is required in applying these assumptions and estimates to the analysis of goodwill impairment, including projecting revenues and profits, interest rates, cost of capital, tax rates, the corporation’s stock price and the allocation of shared or corporate items. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change from period to period. These changes may result in future impairments.  For example, the Company’s revenue growth rate could be lower than projected due to economic, industry or competitive factors or the discount rate used in the Company’s cash flow model could increase due to a change in market interest rates. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreases due to a decline in the trading price of the Company’s common stock.

Income Taxes:

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit Schawk, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, the Company adopted the provisions of Income Taxes Topic of the Codification, ASC 740, that contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes, which could result in a change in reported income tax expense for a particular period.  For example, the Company’s effective tax rates could be adversely affected by earnings being lower than anticipated in countries which have lower statutory rates and higher than anticipated in countries which have higher statutory rates, by changes in the valuation of deferred tax assets and liabilities, or by changes in the relevant tax, accounting or other laws, regulations, principles and interpretations.  The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against it.  Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from its historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on the Company’s operating results or cash flows in the period or periods for which that determination is made. See Note 10 - Income Taxes to the Consolidated Financial Statements for further discussion.

The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income tax rules limiting the availability of the losses to offset future taxable income.

Exit Reserves:

The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill for acquisitions completed prior to December 31, 2008. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. At September 30, 2010, the Company had exit reserves of approximately $1.0 million that were included in Accrued expenses and Other liabilities on the Consolidated Balance Sheets, for exit activities completed in 2005 and 2006, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. Exit reserves are adjusted when facts regarding a particular reserve have changed, indicating that the original reserve assumptions are no longer valid. For example, the sublease assumptions originally used in computing a reserve for a vacant leased property could become invalid because of a change in circumstances of a sublease tenant, requiring a recalculation of the correct reserve balance. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Note 7 - Acquisitions to the Consolidated Financial Statements for further discussion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2009.  Other than as described below, there have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2009.

The Company had $15.0 million of variable rate debt outstanding at September 30, 2010 and expects to use its variable rate revolving credit facility during 2010 and beyond to fund cash flow needs and, to the extent opportunities arise, acquisitions.  Under this debt, the Company is exposed to interest-rate volatility, primarily changes in the LIBOR rate.  As discussed in Note 14 -Derivative Financial Instruments to its unaudited consolidated financials statements included in this report, in May 2010 the Company entered into two “variable to fixed” interest rate swaps for a total notional amount of $15.0 million.  Prior to that time, the Company historically had not actively managed interest rate exposure on variable rate debt or hedged its interest rate exposures.  The swaps expire in June 2012 and the Company’s revolving credit facility terminates in July 2012.

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

Based on their evaluation as of September 30, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not repurchase any shares of its common stock during the nine-month period ended September 30, 2010. During the first nine months of 2009, the Company repurchased 488,700 shares of its common stock, pursuant to an authorization from its Board of Directors in December 2008.  The share repurchase program was discontinued in March, 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the nine-month period ended September 30, 2010, 2,415 shares of Schawk, Inc. common stock had been tendered to the Company in connection with stock option exercises. No shares were tendered during the nine-month period ended September 30, 2009. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

Item 6.  Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2010.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller