Form 10-K
SCHAWK INC
filed 2011-03-09
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09335

SCHAWK, INC.
(Exact name of Registrant as specified in its charter)
Delaware	66-0323724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1695 South River Road
Des Plaines, Illinois	60018
(Address of principal executive office)	(Zip Code)

847-827-9494
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.008 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:  See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non- accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value on June 30, 2010 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $133,503,000.

The number of shares of the Registrant’s Common Stock outstanding as of February 25, 2011 was 25,854,364.

Documents Incorporated by Reference

Portions of the proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SCHAWK, INC.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

DECEMBER 31, 2010
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

PART I

Item 1. Business

General

Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) provide strategic, creative and executional graphic services and solutions to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. In so doing, the Company helps its clients develop, deploy and promote their brands and products through its comprehensive offering of integrated strategic, creative and executional services across print and digital mediums. The Company, headquartered in Des Plaines, Illinois, has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 150 locations in 18 countries across North America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

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

The Company’s clients currently include more than 20 of the Fortune 100 companies and more than 55 of the Fortune 500 companies. These clients select Schawk for its comprehensive brand point management services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes its clients are increasingly choosing to outsource their graphic and creative services needs to it for a variety of reasons, including its:

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

The Company’s North America reportable segment includes all of the Company’s operations located in North America, including its Canadian and Mexican operations, its United States (“U.S.”) branding and design capabilities and its U.S. digital solutions business. North America is the dominant segment with 87 percent of consolidated revenues as of December 31, 2010. The Company’s Europe reportable segment includes all operations in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.

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

Graphic services for consumer products companies. High quality graphic services are critical to the effectiveness of any consumer products’ marketing strategy. A strategic, creative or executional change in the graphic image of a package, advertisement or point-of-sale promotional display can dramatically increase sales of a particular product. New product development has become a vital strategy for consumer products companies, which introduce thousands of new products each year. In addition to introducing new products, consumer products companies are constantly redesigning their packaging, advertising and promotional materials for existing products to respond to rapidly changing consumer tastes (such as the fat or carbohydrate content of foods), current events (such as major sports championships and blockbuster film releases) and changing regulatory requirements. The speed and frequency of these changes and events have led to increased demand for shorter turnaround and delivery time between the creative design phase and the distribution of packaged products and related advertising and promotional materials that promote them. Moreover, the demand for global brand equity consistency between visuals and copy across brand touchpoints – a product package, point of sale, advertisement out of home advertising and more recently online media – has been accelerating. The Company believes that all of these factors lead consumer products and retail companies to seek out larger graphics services companies with integrated strategic, creative and executional service offerings with a geographic reach that will enable them to bring their products to market more quickly, consistently and efficiently.

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

Factors driving increased demand for our brand development and deployment services. Rapidly changing consumer tastes, shifting marketing budgets, the need for product differentiation, changing regulatory requirements, the relative cost-effectiveness of packaging redesign and other factors continue to drive increases in the volume and frequency of package design modifications. These factors, along with the related changes in advertising and promotional materials, has resulted in significantly increased demand for the services Schawk provides. Additionally, the trend among progressive grocery retailers to develop private label brands, activate them in the marketplace and optimize their brand portfolios is favorable to Schawk. As grocery retailers become more sophisticated marketers, the Company believes they are increasingly recognizing the benefit of Schawk’s services offering.

Our Services

Schawk’s offerings include strategic, creative and executional services related to four core competencies: graphic services, brand and package strategy and design, digital promotion and advertising, and software. Graphic services, brand and package strategy and design and digital promotion and advertising represented approximately 97 percent of the Company’s revenues in 2010, with software sales representing the remaining 3 percent.

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

Brand and package strategy and design. Under the Anthem brand, the Company offers brand consulting and creative design for packaging applications to consumer products companies, food and beverage retailers and mass merchandisers. Anthem consists of leading creative design firms acquired since 1998 in Toronto, San Francisco, Cincinnati, Sydney, London, York, England, Melbourne and Hilversum, the Netherlands, as well as start-ups in Chicago, New Jersey, New York, and Singapore.

Digital promotion and advertising. Under the Untitled and Real Branding brands, the Company has entered the digital advertising markets in the United Kingdom and North American regions, which will enable the Company to expand its array of creative and visual brand-related creative services to the rapidly growing digital communications markets. As product manufacturers and retailers continue to use digital technology to connect with their consumers, Schawk has invested in digital markets to complement its existing capabilities and drive its clients’ brands across the rapidly expanding digital medium.

Software. Services that help differentiate Schawk from its competitors are its software products that include graphic lifecycle content management systems that are comprised of digital asset management, workflow management, online proofing and intelligence performance management modules. These products are supported by services that include implementation, on-site management, validation for highly regulated environments, and support and training. Schawk offers these products and services through its digital solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies, pharmaceutical/life sciences companies and retail companies. In 2009, Schawk Digital Solutions launched and successfully implemented for several clients an innovative Copy Management System that serves as a “single source of truth” for all copy and automates its placement on packaging mechanicals, simplifying complex workflows, improving time to market and reducing the risks that incorrect labeling presents to its clients. Through its integrated software solution, BLUE™, Schawk Digital Solutions works with clients to organize their digital assets, streamline their internal workflow, improve efficiency, reduce waste, and help clients meet the requirements of regulatory bodies globally. The improved speed to market allows consumer products companies to increase the number of promotions without increasing costs. Schawk’s software products are supported with managed services, asset optimization, implementation and support and training for clients.

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

Summary financial information for continuing operations by significant geographic area is contained in Item 8, Note 18 – Segment and Geographic Reporting to the Company’s consolidated financial statements.

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

The Company has direct client relationships. While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with its clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2010, the Company had more than 100 sites at or near client locations staffed by approximately 360 Schawk employees. The Company’s direct client relationships enable it to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

The Company has a comprehensive service offering. The Company provides its clients with a comprehensive offering of integrated strategic, creative and executional services. The Company has built upon its core premedia services by acquiring and integrating high value/high margin services such as brand strategy and design, creative services and workflow management software and services. In addition to generating more revenue, the increased breadth of its service offering enables it to manage the premedia graphic process, from design and image creation to media fulfillment. Additionally, as a result of investments made in 2010, consistent with its strategy of capitalizing on its expertise in developing and deploying brands for clients across multiple mediums, the Company now offers its clients creative and deployment services across digital environments that allow those clients to communicate directly with customers and consumers via digital mediums including, but not limited to, social media. This results in quicker, more consistent and cost-effective solutions for its clients that enables them to undertake more product introductions or existing packaging alterations without exceeding their budgets.

The Company has unique global capabilities. The Company has more than 150 locations in 18 countries across 5 continents. The Company has combined this global platform with its proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent and compelling brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their products internationally. The Company's global presence and proprietary databases help ensure consistent and compelling brand images for its clients around the world.

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

Matching our services to the needs of our clients. The Company’s clients continually create new products and seek to extend and enhance their existing brands while maximizing brand equity consistency across the regions in which they sell their products, whether these regions are local, regional or global in nature. The Company continues to match its service offerings to meet its clients’ needs and, where necessary, adapt services as their needs change and grow. The Company’s adaptability is exemplified by its ability to scale its service offerings, shift employees among its locations to address surges in a client’s promotional activity, and originate services from additional global locations based on changes in a client’s global branding strategy. During 2010, as its clients requirements accelerated toward use of digital mediums for communicating with their customers and consumers, the Company acquired Untitled in the United Kingdom and Real Branding in the U.S. to position the Company to be able to provide services across the rapidly growing digital communication mediums, including but not limited to internet and cellular mediums.

Pursuing acquisitions opportunistically. Where opportunities arise and in response to client needs, Schawk seeks strategic acquisitions of selected businesses to broaden its service offerings, enhance its client base or build a new market presence. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which the Company operates. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” the Company’s current credit facility, renegotiated in January 2010, contains covenants that may limit its ability to make significant acquisitions.

Acquisitions

Since 1965, the Company has integrated approximately 59 graphic imaging, creative and design businesses into its operations, ranging in size from $2 million to $370 million in revenue. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client services or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets.

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

The Seven and Winnetts acquisitions also increased the amount of business the Company does for the world’s largest consumer products companies, particularly for the non-U.S. divisions of our existing clients. As a result of these and subsequent acquisitions, the Company maintains the necessary geographic reach and range of service offerings to succeed in meeting its clients’ imaging and branding needs on a global basis. The Company believes it is the only brand image solutions company positioned to offer such a breadth of services on a global scale. The Company’s recent acquisitions are noted below:

•
Effective November 10, 2010, the Company acquired Real Branding LLC., a United States-based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in Los Angeles and New York.

•
Effective September 17, 2010, the Company acquired the operating assets of Untitled London Limited, a United Kingdom-based agency that provides strategic, creative and technical services for digital marketing.

•
Effective December 31, 2008, the Company acquired Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm, which has historically done business as DJPA. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom.

•	On May 31, 2008, the Company acquired Marque Brand Consultants Pty Ltd, an Australian-based brand strategy and creative design firm that provides services to consumer product companies.

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” the Company’s current credit facility contains covenants that may limit its ability to make acquisitions.

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

Many clients purchase from Schawk on a daily and weekly basis and work closely with it year-round as they frequently redesign product packaging or introduce new products. While certain promotional activities are seasonal, such as those relating to summer, back-to-school time and holidays, shorter technology-driven graphic cycle time has enabled consumer products manufacturers to tie their promotional activities to regional and/or current events (such as sporting events or motion picture releases). This prompts manufacturers to redesign their packages more frequently, resulting in a correspondingly higher number of packaging redesign assignments. This technology-driven trend toward more frequent packaging changes has offset previous seasonal fluctuations in the volume of Schawk’s business. See “Seasonality and Cyclicality.”

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. In 2010 and 2009, its largest client accounted for approximately 9.6 percent and 9.4 percent of the Company’s total revenues, respectively. In 2010 and 2009, the 10 largest clients in the aggregate accounted for approximately 44.0 percent and 41.3 percent of revenues, respectively.

Competition

Regarding print execution, the Company’s competition comes primarily from other graphic service providers and converters and printers that have graphic service capabilities. The Company believes that converters and printers serve approximately one-half of its target market, and the other one-half is served by independent graphic service providers. Independent graphic service providers are companies whose business is performing graphic services for one or more of the principal printing processes. The Company believes that only two firms – Southern Graphics Systems and Matthews International Corporation – compete with it on a fully national or international basis in certain markets. The remaining independent graphic service providers are regional or local firms that compete in specific markets. To remain competitive, each firm must maintain client relationships and recognize, develop and capitalize on state-of-the-art technology and contend with the increasing demands for speed. These groups are primarily focused on traditional graphic services activities, while the Company continues to expand into adjacent activities to capitalize on trends, while managing risk of technology changes by moving into other mediums.

Regarding brand and packaging strategy, and creative design for print and digital work, competition currently comes from a variety of suppliers.  However, the Company is not aware of any competitors who offer the breath or combination of services that Schawk does, from strategy through development through deployment on a global basis.

Some printers with graphic service capabilities compete with Schawk by performing such services in connection with printing work. Independent graphic service providers, such as Schawk, however, may offer greater technical capabilities, image quality control and speed of delivery. In addition, printers often utilize Schawk’s services because of the rigorous demands being placed on them by clients who are requiring faster turnaround times. Increasingly, printers are being required to invest in technology to improve speed in the printing process and have avoided spending on graphic services technology.

As requirements of speed, consistency and efficiency continue to be critical, along with the recognition of the importance of focusing on their core competencies, the Company believes clients have increasingly recognized that Schawk provides services at a rate and cost that makes outsourcing more cost effective and efficient.

Research and Development

The Company is dedicated to keeping abreast of and, in a number of cases, initiating technological process developments in its industry that have applications for a variety of purposes including, but not limited to, speed. To build upon its leadership position, the Company is actively involved in system and software technical evaluations of various computer systems and software manufacturers and also independently pursues software development for implementation at its operating facilities. The Company continually invests in new technology designed to support its high quality graphic services. The Company concentrates its efforts in understanding systems and equipment available in the marketplace and creating solutions using off-the-shelf products customized to meet a variety of specific client and internal requirements. BLUE™ and Schawk 3-D imaging capabilities are examples of Schawk’s commitment to research and development.

As an integral part of our commitment to research and development, the Company supports its internal Schawk Technical Advisory Board, as it researches and evaluates new technologies in the graphic arts and telecommunications industries. This board meets quarterly to review new equipment and programs, and then disseminates the information to the entire Company and to clients as appropriate.

Employees

As of December 31, 2010, Schawk had approximately 3,200 employees worldwide. Of this number, approximately 11 percent are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The percentage of employees covered by union contracts that expire within one year is approximately 7 percent. The Company’s union and non-union employees are vital to its operations. Schawk considers its relationships with its employees and unions to be good.

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

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, paper, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2010, materials and supplies accounted for $18 million or approximately 6.3 percent of the Company's cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already small percentage of cost of sales attributable to material costs will continue to decrease. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents. The trademarks “Schawk!,” “Schawk,” “Schawk Digital Solutions,” “Anthem!,” “Anthem Worldwide,” “PaRTS,”  “BLUE,” “BLUE DNA,” “ENVISION,” “MPX,” “MEDIALINK,” “MEDIALINK STUDIO,” “RPM (Retail Performance Manager),” “CPM (Campaign Performance Manager),” “BRANDSQUARE,” “AGT,” “APPLIED GRAPHICS TECHNOLOGIES,” and the trade names “Ambrosi,” “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,”, “Anthem Cincinnati,” “Anthem York,” “Schawkgraphics,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk India,” “Schawk Japan,” “Schawk Australia,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk Los Angeles,” “Schawk San Francisco,” “Schawk UK Limited,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto,” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Laserscan,” “Protopak,” “Seven,” “DJPA,” “Schawk Retail Marketing,” “Real Branding,” and “Winnetts” are the most significant trademarks and trade names used by the Company or its subsidiaries.

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

Item 1A. Risk Factors

The Company’s operating results can be adversely affected by economic conditions and events that adversely affect its clients’ spending decisions.

The Company’s revenues are derived from clients in a variety of industries and businesses whose product introduction, marketing and advertising spending levels may significantly fluctuate or decline in reaction to changes in, among other things, general economic conditions and business and consumer confidence and spending, and the Company’s operating results are sensitive to the effects that these changes have on its clients’ businesses.  In addition, because the Company conducts its operations in a variety of markets, it is subject to economic conditions in each of these markets. Accordingly, general economic downturns or localized downturns in markets where the Company has operations or other circumstances that result in reductions in its clients’ investment in product introduction and innovation or marketing and advertising budgets can negatively impact the Company’s sales volume and revenues, its margins and its ability to respond to competition or to take advantage of business opportunities.

Prolonged weakness or uncertainty in global economic conditions and in the credit and capital markets and weak or stagnant consumer and business confidence has and could continue to significantly impact the overall demand for the Company’s services. As clients come under increasing pressures or continue to operate in a weak or uncertain economic environment, it may result in, among other consequences, a further reduction in spending on the services that the Company provides, which could have a material adverse effect on its operating cash flows, financial condition or results of operations.

The Company’s business is subject to unpredictable order flows, which might cause its results to fluctuate significantly from period to period.

Although approximately one-half of the Company’s revenues are derived from clients with whom the Company has contractual agreements ranging from one to five years in duration, individual assignments from clients are on an “as needed”, project-by-project basis. The contractual agreements do not require minimum volumes, therefore, depending on the level of activity with its clients, the Company can experience unpredictable order flows. While technological advances have enabled the Company to shorten considerably its production cycle to meet its clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from its clients of upcoming projects or the cancellation or postponement of anticipated projects. Although the Company has established long-standing relationships with many of its clients and believes its reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future and will remain susceptible to its client's order patterns and unexpected fluctuations in client spending.

The Company operates in a highly competitive industry and if it does not continue to successfully compete, it could lose market share or fail to further grow its business.

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

There can be no assurance that competitors will not introduce services or products that achieve greater market acceptance than, or are technologically superior to, the Company’s current service offerings. The Company cannot offer assurance that it will be able to continue to compete successfully or that competitive pressures will not adversely affect its business, financial condition and results of operations.

The Company may not realize expected benefits from its technology enhancement, cost reduction and capacity utilization initiatives.

In order to improve the efficiency of its operations, the Company implemented certain technology enhancement, cost reduction and capacity utilization activities in 2008 through 2010, including workforce reductions and work site realignment, and has plans to continue these or similar actions throughout 2011 in order to achieve certain cost savings and to strategically realign its resources. The Company cannot assure you that it will realize the expected cost savings or improve its operating performance as a result of its past, current and future cost reduction activities and technology enhancement initiatives, and certain technology enhancement initiatives, such as the Company’s plans to improve its information technology systems in 2011 and 2012, may cause its expenses to increase in the short term. It also cannot assure you that its cost reduction activities will not adversely affect its ability to retain key employees, the significant loss of whom could adversely affect its operating results. Further, as a result of its cost reduction activities, the Company may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in its markets and in the level of demand for its services.

The Company may encounter difficulties arising from future acquisitions or consolidation efforts, which may adversely impact its business.

The Company has a history of making acquisitions and, over the past several years, has invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including:

•	difficulty in assimilating the operations and personnel of the acquired company with the Company’s existing operations and realizing anticipated synergies;

•	the loss of key employees or key clients of the acquired company;

•	difficulty in maintaining uniform standards, controls, procedures and policies; and

•	unrecorded liabilities of acquired companies that the Company failed to discover during its due diligence investigations.

There is no assurance that the Company will realize the expected benefits from any future acquisitions or that its existing operations will not be harmed as a result of any such acquisitions. In addition, the cost of unsuccessful acquisition efforts could adversely affect its financial performance. The Company has undertaken consolidation efforts in the past in connection with its acquisitions, and in connection with any future acquisitions, the Company will likely undertake consolidation plans to eliminate duplicate facilities and to otherwise improve operating efficiences. Any future consolidation efforts may divert the attention of management, disrupt the Company's ordinary operations or those of its subsidiaries, result in charges and additional costs or otherwise adversely affect the Company's financial performance.

Future acquisitions or organic growth also may place a strain on the Company’s financial and other resources. In order to manage future growth of its client services staff, the Company will need to continue to improve its operational, financial and other internal systems. If the Company’s management is unable to manage growth effectively and revenues do not increase sufficiently to cover its increased expenses, the Company’s results of operations could be adversely affected.

The Company is dependent on a limited number of clients for a significant amount of its revenues, and the loss of one or more significant key clients could have a material adverse effect on its revenues and results of operations.

In 2010 and 2009, the Company’s ten largest clients accounted for approximately 44.0 percent and 41.3 percent, respectively, of its revenues, and approximately 9.6 percent and 9.4 percent, respectively, of total revenues came from the Company’s largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client may fluctuate from period to period due to such client’s purchasing patterns, which, with respect to the Company’s consumer product company clients, are driven by changes in their level of investment in brand enhancements, product introductions and product modifications. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of the Company’s principal clients could have a material adverse effect on the Company’s revenues and results of operations.

The Company’s clients could shift a significant portion of their marketing and advertising dollars from print to online and digital environments at levels that exceed the Company’s current ability to deliver the online services they seek and in a manner that they require.

As digital media marketing and advertising opportunities continue to grow as a direct, measurable, and interactive way for the Company’s clients to reach consumers, more companies are shifting marketing dollars away from print to digital media environments. While the Company currently offers an array of services to meet its clients’ digital marketing and advertising needs, responding quickly, effectively and efficiently to client demand for more comprehensive interactive services might require further investment or the acquisition of additional talent or established interactive agencies.  If the Company is unable to keep pace with or capitalize on these shifting marketing and advertising trends or if the Company’s clients perceive that the Company is not able to provide the comprehensive, digital, interactive services they seek, the Company’s business and prospects for increased sales may be adversely affected.

The Company remains susceptible to risks associated with technological and industry changes, including risks based on the services it provides and may seek to provide in the future as a result of technological and industry changes.

The Company believes its ability to develop and exploit emerging technologies has contributed to its success and has demonstrated to its clients the value of using its services rather than attempting to perform these functions in-house or through lower-cost, reduced-service competitors. The Company believes its success also has depended in part on its ability to adapt its business as technology advances in its industry have changed the way graphics projects are produced. These changes include a shift from traditional production of images to offering more consulting and project management services to clients and, more recently, repositioning the Company in the marketplace to reflect the Company’s brand point management services. Accordingly, the Company’s ability to grow will depend upon its ability to keep pace with technological advances, industry evolutions and client expectations on a continuing basis and to integrate available technologies and provide additional services commensurate with client needs in a commercially appropriate manner. Its business may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies or business strategies that the Company adopts or services it promotes do not receive widespread market acceptance.

If the Company fails to maintain an effective system of disclosure and internal controls, it may not be able to accurately report its financial results and may incur substantial costs related to remediation of its internal controls.

The Company reported certain material weaknesses in internal control in connection with its assessment of the effectiveness of its internal controls as of December 31, 2008 and December 31, 2007, which have since been remediated. Additionally, in March 2008, it announced that a material charge for impairment of goodwill associated with one of the Company’s Canadian operating units should have been recorded as of December 31, 2002. As a result of accounting errors previously identified, the Company restated its 2006 and 2005 financial statements in its Form 10-K for the year ended December 31, 2007 and restated its consolidated balance sheet at December 31, 2007. If the Company were to determine that its previous material weaknesses were not properly rectified or fails to maintain the effectiveness of its internal controls, its operating results could be harmed and could result in further material misstatements in its financial statements. Inferior controls and procedures or the identification of additional accounting errors could cause the Company’s investors to lose confidence in its internal controls and question its reported financial information, which, among other things, could have a negative impact on the trading price of the Company’s stock, and subject the Company to increased regulatory scrutiny and a higher risk of stockholder litigation.

Additionally, the Company has incurred significant costs in connection with remediating its internal control weaknesses and may incur further significant costs in maintaining and enhancing its internal controls. There can be no assurances that it will not discover additional instances of significant deficiencies or material weaknesses in its internal controls and operations, which could have a further adverse effect on its financial results.

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

As further described under Item 3 – “Legal Proceedings,” in March 2009 the Company was advised by the Staff of the SEC that the SEC had commenced a formal investigation arising out of the Company’s April 2008 restatement of its financial results for 2005, 2006 and the first three quarters of 2007. The Company has incurred professional fees and other costs in responding to the SEC’s earlier informal inquiry and presently ongoing formal inquiry and expects to continue to incur professional fees and other costs in the future, which may be significant, until resolved.

In addition, the Company’s management, board of directors and employees may need to expend a substantial amount of time in addressing the SEC’s investigation, which could divert a significant amount of resources and attention that would otherwise be directed toward operations. Further, if the SEC were to conclude that enforcement action is appropriate, the Company and/or its current or former officers and directors could be sanctioned or required to pay significant civil penalties and fines. Any of these events could have a material adverse effect on the Company’s business and results of operations.

Impairment charges have had and could continue to have a material adverse effect on the Company’s financial results.

The Company has recorded a significant amount of goodwill and other identifiable intangible assets, primarily customer relationships. Goodwill and other identifiable intangible assets were approximately $231 million as of December 31, 2010, or approximately 51 percent of total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $194 million as of December 31, 2010, or 43 percent of total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with the Intangibles – Goodwill and Other Topic of the Codification (ASC 350), are reviewed at least annually for impairment. For the fiscal year ended December 31, 2008, the Company recorded $48.0 million of impairment charges related to goodwill. Future events may occur that could adversely affect the value of the Company’s assets and require additional impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in the Company’s market capitalization due to a decline in the trading price of the Company’s common stock. Circumstances and conditions that gave rise to charges in 2008 could occur again in the future, which may create a need to record additional impairment adjustments that could have a material adverse affect on the Company’s financial results.

Currency exchange rate fluctuations could have an adverse effect on the Company’s revenue, cash flows and financial results.

For the fiscal year ended December 31, 2010, consolidated net sales from operations outside the United States were approximately $127 million, which represented approximately 28 percent of consolidated net sales. Because the Company conducts a significant portion of its business outside the United States, it faces exposure to adverse movements in foreign currency exchange rates. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, changes in monetary or trade policies and unexpected changes in regulatory environments.

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

The Company presently operates in eighteen countries in North America, Europe and Asia and intends to continue expanding its global operations. As a result, the Company is subject to various risks associated with operating in foreign countries, such as:

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

As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” the Company’s current credit facility, as well as its outstanding senior notes, contain covenants that limit the extent to which it may, among other things, incur additional indebtedness, make capital expenditures, grant liens on its assets, increase dividends being paid on its common stock, repurchase its outstanding shares and make other restricted payments, sell its assets, make acquisitions or enter into consolidations or mergers. The credit facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests. These ratios, tests and covenants could restrict the Company’s business plans or limit or prohibit its ability to take actions that the Company believes would be beneficial to the Company and its stockholders, including making significant acquisitions as opportunities arise. Additionally, these ratios, tests and covenants could place the Company at a competitive disadvantage to its competitors who may not be subject to similar restrictions and could limit the Company's ability to plan for or react to changes in industry and market conditions.

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

The Company is subject to risk of work stoppages and other labor relations matters, as approximately 11 percent of its employees worldwide are unionized. A prolonged work stoppage or strike at any one of the Company’s principal facilities could have a negative impact on its business, financial condition or results of operations. Also, periodic renegotiation of labor contracts may result in increased costs or charges to the Company. In addition, future decisions by the Company to reduce or terminate participation in multi-employer pension plans at any of its participating facilities may trigger additional liabilities for partial termination withdrawals under the multi-employer plans.

The price for the Company’s common stock can be volatile and unpredictable.

The market price of the Company’s common stock can be volatile and may experience broad fluctuations over short periods of time. From January 1 through December 31, 2010, the high and low sales price of its common stock on the New York Stock Exchange ranged from $12.18 to $21.24, and the Company’s stock price experienced similar volatility in 2009. See the market price information under the caption “Stock Prices” under “Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The market price of the Company’s common stock may continue to experience strong fluctuations due to unexpected events affecting the Company, variations in its operating results, analysts’ earnings estimates or investors’ expectations concerning its future results and its business generally, and such fluctuations may be exacerbated by limited market liquidity as a significant number of the Company’s outstanding shares are held by the Schawk family. In addition, the market price of its common stock may fluctuate due to broader market and industry factors, such as:

•	adverse information about, or the operating and stock price performance of, other companies in the Company’s industry or companies that comprise its client base, such as consumer products companies;

•	deterioration or adverse changes in general economic conditions;

•	continued high levels of volatility in the stock markets due to, among other things, disruptions in the capital and credit markets; and

•	announcements of new clients or service offerings by the Company’s competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2010, the Company owns or leases the following office and operating facilities, in the respective business segment:

Location	Square Feet	Owned/ Leased	Purpose	Lease Expiration Date	Operating Segment
Addison, Texas	3,150	Leased	Operating Facility	October, 2011	North America
Atlanta, Georgia	28,700	Leased	Operating Facility	March, 2017	North America
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Europe
Battle Creek, Michigan	7,300	Leased	Operating Facility	January, 2014	North America
Bristol, U.K.	7,700	Leased	Vacant	September, 2014	Europe
Carlstadt, New Jersey	46,000	Leased	Subletting	February, 2011	North America
Chennai, India	37,000	Leased	Operating Facility	October, 2011	Asia Pacific
Chicago, Illinois	68,100	Leased	Operating Facility	June, 2012	North America
Chicago, Illinois	42,000	Leased	Vacant	June, 2019	North America
Chicago, Illinois	58,800	Leased	Operating Facility	September, 2015	North America
Cincinnati, Ohio	74,200	Leased	Operating Facility	August, 2014	North America
Cincinnati, Ohio	32,600	Leased	Operating Facility	June, 2015	North America
Crystal Lake, Illinois	5,900	Owned	Vacant	N/A	North America
Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	North America
Des Plaines, Illinois	54,800	Leased	Operating Facility	March, 2014	North America
Dusseldorf, Germany	2,300	Leased	Operating Facility	October, 2012	Europe
Hilversum, Netherlands	5,300	Leased	Operating Facility	October, 2016	Europe
Kalamazoo, Michigan	67,000	Owned	Operating Facility	N/A	North America
Leeds, U.K.	4,400	Leased	Operating Facility	December, 2013	Europe
London, U.K.	42,700	Leased	Operating Facility	March, 2015	Europe
Los Angeles, California	100,500	Owned	Operating Facility	N/A	North America
Manchester, U.K.	45,200	Leased	Operating Facility	September, 2023	Europe
Meerhout, Belgium	5,900	Leased	Operating Facility	July, 2011	Europe
Minneapolis, Minnesota	31,000	Owned	Operating Facility	N/A	North America
Mississauga, Canada	58,000	Leased	Operating Facility	December, 2014	North America
Mt. Olive, New Jersey	12,900	Leased	Operating Facility	August, 2012	North America
North Ryde, Australia	13,900	Leased	Operating Facility	May, 2011	Asia Pacific
New Berlin, Wisconsin	43,000	Leased	Operating Facility	June, 2013	North America
New York, New York	52,500	Leased	Subletting	December, 2012	North America
New York, New York	8,000	Leased	Subletting	January, 2011	North America
New York, New York	15,000	Leased	Operating Facility	Month-to-month	North America
New York, New York	5,000	Leased	Operating Facility	April, 2015	North America
Newcastle, U.K.	17,800	Leased	Operating Facility	September, 2015	Europe
Penang, Malaysia	38,000	Owned	Operating Facility	N/A	Asia Pacific
Plano, Texas	12,300	Leased	Subletting	November, 2011	North America
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	North America
Redmond, Washington	24,200	Leased	Operating Facility	April, 2017	North America
Roseville, Minnesota	28,000	Leased	Operating Facility	May, 2011	North America
San Francisco, California	20,100	Leased	Operating Facility	August, 2013	North America
San Francisco, California	13,500	Leased	Operating Facility	October, 2014	North America
San Francisco, California	17,000	Leased	Operating Facility	Month-to-month	North America
São Paulo, Brazil	500	Leased	Operating Facility	November, 2011	North America
Shanghai, China	22,100	Leased	Operating Facility	August, 2015	Asia Pacific
Shenzhen, China	7,100	Leased	Operating Facility	December, 2011	Asia Pacific
Shenzhen, China	11,300	Leased	Operating Facility	December, 2011	Asia Pacific
Singapore	7,700	Leased	Operating Facility	November, 2013	Asia Pacific
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2011	North America
Sterling Heights, Michigan	26,400	Leased	Operating Facility	December, 2012	North America
Surry Hills, Australia	3,900	Leased	Operating Facility	June, 2011	Asia Pacific
Swindon, U.K.	39,000	Leased	Subletting	September, 2018	Europe
Tokyo, Japan	1,900	Leased	Operating Facility	April, 2012	Asia Pacific
Toronto, Ontario, Canada	13,600	Leased	Operating Facility	February, 2013	North America
York, U.K.	8,400	Leased	Operating Facility	Month-to-month	Europe

Item 3. Legal Proceedings

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

In addition, from time to time, the Company has been a party to routine pending or threatened legal proceedings and arbitrations. The Company insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the exposure from any threatened or pending litigation to be material to the Company.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company had approximately 990 stockholders of record as of February 25, 2011.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

Quarter Ended	2010 High /Low	2009 High /Low

March 31	$18.49-12.18	$11.75-5.18
June 30	20.01-14.79	8.38-5.92
September 30	18.74-13.96	12.82-6.44
December 31	21.24-15.57	13.82-9.38

Dividends Declared Per Class A Common Share

Quarter Ended	2010	2009

March 31	$0.0400	$0.0325
June 30	0.0400	0.0100
September 30	0.0400	0.0100
December 31	0.0800	0.0100

Total	$0.2000	$0.0625

During 2009, the terms of the Company’s credit facility and senior notes restricted dividends to a maximum of $0.3 million per quarter, which was waived for the dividend declared in the first quarter of 2009.  Following the Company’s January 2010 refinancing of its credit facility and senior notes, the Company increased its quarterly dividend to $0.04 per share, or approximately $1.0 million per quarter, for each of the first three quarters of 2010.

In November 2010, the Company further amended its credit facility and senior notes to, among other things, increase the annual limit on dividends, stock repurchases and other restricted payments, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments.”  As a result, the Company increased its fourth quarter 2010 dividend to $0.08 per share, or approximately $2.0 million. The Company expects quarterly dividends at this rate to continue throughout 2011, subject to declaration by the Board of Directors and its discretion to increase, decrease or eliminate such dividends.

The graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with (i) the cumulative total return of the Russell 2000 Index, a broad market index for small cap stocks, and (ii) the Morgan Stanley Consumer Index, an index designed to measure the performance of consumer-oriented, stable growth industries.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*

$150
$100
$50
$0
2005
2006
2007
2008
2009
2010
117.58
124.73
127.41
113.33
100.00
117.00
113.79
93.05
116.40
100.00
94.77
92.90
103.47
75.82
74.19
67.57
56.51
Schawk, Inc.
Russell 2000 Index
Morgan Stanley Consumer Index

*Assumes $100 invested at the close of trading 12/05 in Schawk, Inc. common stock, Russell 2000 Index, and Morgan Stanley Consumer Index . Cumulative total return assumes reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2010, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	2,054	$13.77	1,193

Equity compensation plans not approved by security holders	--	--	--

Total	2,054	$13.77	1,193

 Purchases of Equity Securities by the Company

The Company did not repurchase any shares of its common stock during the year ended December 31, 2010. During the year ended December 31, 2009, the Company repurchased 488,700 shares of its common stock, prior to discontinuing its share repurchase program in March 2009. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the year ended December 31, 2010, 2,415 shares of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. No shares were tendered during the year ended December 31, 2009. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

In November 2010, the Board of Directors of the Company reinstituted the Company’s share repurchase program, which had been suspended in March 2009, that authorizes the Company to repurchase from time to time up to two million shares of Company common stock per year, subject to the restricted payment limitations of the Company’s amended debt agreements.

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006

Consolidated Statement of Operations
Information
Net sales	$460,626	$452,446	$494,184	$544,409	$546,118
Operating income (loss)	$49,566	$35,784	$(56,555)	$60,173	$54,912
Net income (loss) from continuing operations	$32,420	$19,497	$(60,006)	$30,598	$25,949
Earnings (loss) per common share from continuing operations:
Basic	$1.27	$0.78	$(2.24)	$1.14	$0.98
Diluted	$1.25	$0.78	$(2.24)	$1.10	$0.95

Consolidated Balance Sheet Information
Total assets	$449,859	$416,219	$440,353	$534,987	$530,760
Long-term debt	$37,080	$64,707	$112,264	$105,942	$140,763

Other Data
Cash dividends per common share	$0.20	$0.0625	$0.13	$0.13	$0.13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and, specifically, market conditions for the consumer products industry in the U.S. and abroad; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls; the discovery of new internal control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than expected costs or unanticipated difficulties associated with integrating acquired operations; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

Executive Overview

Marketing, promotional and advertising spending by consumer products companies and retailers drives a majority of the Company’s revenues. The markets served are primarily consumer products, pharmaceutical, entertainment and retail. The Company’s principal business in this area involves producing graphic images for various applications.

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

The Company’s involvement with a client’s project may involve all of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or ‘‘job’’, is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a ‘‘low fat’’ banner on a food package. Essentially, such changes equal new revenue for Schawk. The Company is paid for its graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.

Historically, a substantial majority of the Company’s revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with regular frequency and lack of advance notice, and client turn-around requirements are tight, thereby creating little backlog. There are regular promotions throughout the year that create revenue opportunities for the Company, such as: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics.  Changing regulatory requirements also necessitate new packaging from time to time, as do the number of health related ‘‘banners’’ that are added to food and beverage packaging, such as ‘‘heart healthy,’’ ‘‘low in carbohydrates,’’ ‘‘enriched with essential vitamins,’’ ‘‘low in saturated fat’’ and ‘‘caffeine free.’’ All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

Through several acquisitions in 2004 and 2005, the Company increased the percentage of its revenue derived from providing graphics services to advertising and retail clients and added to its service offering graphic services to the entertainment market. These clients typically require high volume, commodity-oriented premedia graphic services. Graphic services for these clients typically yield relatively lower margins due to the lower degree of complexity in providing such services, and the number and size of companies in the industry capable of providing such services.

In 2010, approximately 9.6 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.

Recent Acquisitions

The Company has grown its business through a combination of internal growth and acquisitions. Schawk has completed approximately 59 acquisitions since 1965. The Company’s recent acquisitions have significantly expanded its service offerings and its geographic presence, making us the only independent premedia firm with substantial operations in North America, Europe, Asia and Australia. As a result of these acquisitions, the Company is able to offer a broader range of services to its clients. Its expanded geographic presence also allows us to better serve its multinational clients’ demands for global brand consistency.

Real Branding LLC. Effective November 10, 2010, the Company acquired Real Branding LLC. (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in Los Angeles and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the North America operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services across digital consumer touchpoints. The purchase price was $9.8 million, which includes $3.6 million recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business. Under the acquisition agreement, the purchase price may be increased by up to $6.0 million if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014. Based on performance projections available at the date of the acquisition, the Company recorded estimated contingent consideration of $3.9 million, less a present value discount of $0.3 million. The contingent consideration is payable periodically during 2012 through 2015, based on actual future performance. The Company may adjust its estimate of the contingent consideration payable when it finalizes the purchase price allocation in 2011.

Untitled London Limited. Effective September 17, 2010, the Company acquired the operating assets of Untitled London Limited, a United Kingdom-based agency that provides strategic, creative and technical services for digital marketing. The net assets and results of operations of Untitled London Limited are included in the Consolidated Financial Statements in the Europe operating segment, effective September 17, 2010. This business was acquired to expand the Company’s digital marketing capabilities in Europe. The purchase price was approximately $0.9 million.

Brandmark International Holding B.V. Effective December 31, 2008, the Company acquired 100 percent of the outstanding stock of Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm. Brandmark provides services to consumer products companies through its locations in Hilversum, the Netherlands and London, United Kingdom. The net assets of Brandmark are included in the Consolidated Financial Statements as of December 31, 2008, in the Europe operating segment. The purchase price was $10.5 million, subject to contingent additional purchase consideration of up to $0.7 million if a specified target of earnings before interest and taxes was achieved for the fiscal year ended March 31, 2009. During 2010, the Company and the former owners of Brandmark settled the contingent additional purchase consideration for a minimal amount.

Marque Brand Consultants Pty Ltd. Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd, an Australia-based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the Consolidated Financial Statements in the Asia Pacific operating segment beginning June 1, 2008. The purchase price was $2.5 million and was subject to adjustment if certain thresholds of net sales and earnings before interest and taxes were exceeded for calendar years 2008 and 2009. The Company paid $0.2 million and $0.4 million as purchase price adjustments for the years ended December 31, 2008 and December 31, 2009, respectively.

Financial Results Overview

Net sales increased $8.2 million or 1.8 percent for the year ended December 31, 2010 to $460.6 million from $452.4 million in 2009. Year-over-year sales were positively impacted by changes in foreign currency translation rates of approximately $5.2 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. For the year ended December 31, 2010, net income was $32.4 million or $1.25 per fully diluted share, as compared to a net income of $19.5 million or $0.78 million per fully diluted share for 2009.

The Company experienced a 2.8 percent net sales decrease in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The quarter-over-quarter sales decline reflects lower revenue in the Company’s North America and Europe operating segments, partially offset by a small revenue increase in the Asia Pacific operating segment. For the full year of 2010, sales increased in the North America operating segment by 2.3 percent and in the Asia Pacific operating segment by 7.0 percent, while sales decreased in the Europe operating segment by 1.7 percent.

Gross profit increased by $7.5 million or 4.4 percent in 2010 to $178.6 million from $171.1 million in 2009. The gross profit increased in the North America and Europe segments, partially offset by a decrease in gross profit in the Asia Pacific segment. The gross profit in the North America segment increased by $6.3 million or 4.7 percent. The gross profit in the Europe segment increased by $1.3 million or 6.4 percent. The gross profit in the Asia Pacific segment decreased by $0.2 million or 1.3 percent. The overall improvement in gross profit in 2010 over the previous year was mainly driven by the improved operating leverage resulting from higher sales and certain cost-reduction activities enacted by the Company during 2010.

Operating income increased by $13.8 million, or 38.5 percent, to $49.6 million in 2010 as compared to 35.8 million in 2009. Selling, general and administrative expenses decreased $6.9 million, or 5.3 percent, in 2010 to $124.2 million from $131.1 million in 2009. The decrease in selling, general and administrative expenses includes a decrease of $4.5 million in professional fees related to the Company’s remediation efforts and cost savings from the Company’s cost reduction initiatives. Included in selling, general and administrative expenses in 2010 are $1.6 million of business and systems integration expenses related to the Company’s information technology and business process improvement initiative. During 2010, the Company recorded insurance recoveries totaling $2.9 million, of which $2.8 million was recorded as a reduction of selling, general and administrative expense and $0.1 million was recorded as a reduction of cost of sales. Of the total $2.9 million recovery, $1.7 million related to property damage claims and $1.2 million was an officers’ and directors’ insurance settlement for certain expenses related to the Company’s ongoing SEC investigation.

Other items that impacted the operating income increase year-over-year are as follows: Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $2.0 million in 2010 compared to $6.5 million in 2009. Impairment of long-lived assets decreased year-over-year, from $1.4 million in 2009 to $0.7 million in 2010. The Company recorded a net loss on foreign exchange exposures of $2.3 million in 2010 compared to a net gain of $0.5 million in 2009. The net loss on foreign exchange exposures in 2010 included unrealized losses of $1.2 million as compared to unrealized gains on foreign exchange exposures of $0.6 million in 2009. The unrealized foreign exchange gains and losses related primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. The Company recorded income of $0.2 million in 2010 related to an adjustment to its multiemployer pension withdrawal liability, compared to an expense of $1.8 million in 2009. The Company entered into a settlement agreement with the pension fund during the fourth quarter of 2010, which provides for a total payment of $9.0 million by the Company in settlement of its liability.  In addition, the Company recorded income of $5.0 million in 2009 for an indemnity settlement related to the Company’s 2005 acquisition of Seven Worldwide Holdings Ltd.

Goodwill impairment

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1st each year.

The Company performed the required goodwill impairment tests for 2010 and 2009 as of October 1, 2010 and October 1, 2009, respectively. The Company allocated its goodwill on a geographic basis to its operating segments, which were determined to be reporting units for goodwill impairment testing. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill for either year.

The Company performed its 2008 impairment test as of October 1, 2008, and recorded a goodwill impairment charge of $48.0 million. The impairment charge was recorded in the Company’s operating segments as follows: North America – $14.3 million, Europe – $32.7 million and Asia Pacific – $1.0 million. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008. Further details can be found in item 8, Note 7 – Goodwill and Other Intangible Assets.

Cost reduction and capacity utilization actions

Beginning in 2008 and continuing throughout 2009 and 2010, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for 2010 was $2.0 million and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expense for the years 2008 through 2010 and the cumulative expense since the cost reduction program’s inception was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Year ended December 31, 2010	$1.3	$0.5	$--	$0.2	$2.0
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$10.6	$5.5	$1.2	$1.5	$18.8

It is estimated that cost savings resulting from the 2010 cost reduction actions was approximately $4.9 million for 2010 and will be approximately $10.9 million for 2011. Cost savings resulting from the 2009 cost reduction actions is estimated to have been approximately $8.9 million during 2009 and $15.6 million annually over the subsequent two-year period. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million annually over the subsequent two-year period.

Multiemployer pension withdrawal expense

As more fully described in Item 8, Note 14 - Employee Benefit Plans, in the fourth quarter of 2008 the Company decided to terminate participation in the Supplemental Retirement and Disability Fund for employees of its Minneapolis, MN and Cherry Hill, NJ facilities and notified the board of trustees of the union’s pension fund that it would no longer be making contributions for these facilities to the union’s plan. The Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7.3 million to reflect this obligation. At December 31, 2009, the Company recorded an additional expense of $1.8 million as a result of updates to the assumptions used in the termination withdrawal calculation. During the fourth quarter of 2010, the Company entered into a settlement and release agreement with the pension fund to settle the withdrawal liability for a total of $9.0 million and recorded income of $0.2 million to adjust the Company’s liability to the agreed amount. The expense for years 2008 through 2010 associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Operations. At December 31, 2010, the Company had recorded a liability of $8.8 million, included in Accrued expenses on the Consolidated Balance Sheets. This liability reflects the $9.0 million settlement amount less the first installment of $0.2 million paid before year-end 2010. The Company will pay $0.4 million of the remaining liability in the first quarter of 2011, with the balance of $8.4 million due in the second quarter of 2011.

Impairment of long lived assets

The following table summarizes the impairment of long-lived assets by asset category for the periods presented in this Form 10-K:

	Year Ended December 31,
(in millions)	2010	2009	2008

Land and buildings	$--	$1.3	$3.5
Internal use software	--	--	2.3
Other fixed assets	0.7	--	0.6
Intangible assets, other than goodwill	--	0.1	0.2

Total	$0.7	$1.4	$6.6

During 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in 2010 in the amount of $0.7 million, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations. The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. The loss sustained for the water-damaged production equipment was recovered by an insurance settlement during 2010, which was recorded as a reduction of Selling, general and administrative expenses on the Consolidated Statements of Operations. See item 8, Note 6 – Impairment of Long-lived Assets for additional information regarding this and other insurance recoveries during 2010.

During 2008, the Company made a decision to sell land and buildings at three locations and engaged independent appraisers to assess their fair values. Based on the appraisal reports, the Company determined that the carrying values of the properties could not be supported by their estimated fair values. The combined carrying value of $10.0 million was written down by $3.5 million at December 31, 2008, based on the properties’ estimated fair values less costs to sell of $6.5 million. The revised carrying value of $6.5 million was classified as Assets held for sale on the Consolidated Balance Sheets at December 31, 2008.  During 2009, two of the three properties were sold with selling prices approximately equal to their carrying values, and the Company reappraised the third property to assess its current value. As a result of the updated appraisal, the Company recorded a further write-down of the property in the amount of $1.3 million at December 31, 2009, which is included in Impairment of long-lived assets on the Consolidated Statements of Operations. In addition, the Company reclassified the remaining property from held for sale to held and used at December 31, 2009, because the sale of the property during the next twelve months was unlikely.

Also during 2008, software that had been capitalized by the Company in accordance with the Internal-Use Software Subtopic of the Codification, ASC 350–40, was reviewed for impairment due to changes in circumstances which indicated that the carrying amount of these assets might not be recoverable. As a result of these circumstances, the Company wrote down the capitalized costs of the software to fair value. The amount of the write-down recorded in 2008 was $2.3 million.

There were various other impairments recorded in both 2009 and 2008 related to fixed assets and to customer relationship intangible assets. The total impairment expense recorded was $1.4 million and $6.6 million for 2009 and 2008, respectively, and is reflected as Impairment of long-lived assets on the Consolidated Statements of Operations. See Item 8, Note 6 – Impairment of Long-lived Assets for additional information.

Controls and Procedures

In connection with management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, management has concluded that its internal control over financial reporting was effective as of the end of such period. See Part II, Item 9A. “Controls and Procedures” for a discussion of management’s evaluation of the Company’s disclosure controls and procedures, Management’s Report on Internal Control over Financial Reporting and its remediation activities.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009:

Comparative Consolidated Statements of Operations Years ended December 31, 2010 and 2009

			$	%
(in thousands)	2010	2009	Change	Change

Net sales	$460,626	$452,446	$8,180	1.8%
Cost of sales	282,070	281,372	698	0.2%
Gross profit	178,556	171,074	7,482	4.4%
Gross profit percentage	38.8%	37.8%

Selling, general and administrative expenses	124,222	131,118	(6,896)	(5.3)%
Acquisition integration and restructuring expenses	1,974	6,459	(4,485)	(69.4)%
Foreign exchange loss (gain)	2,306	(542)	2,848	nm
Impairment of long-lived assets	688	1,441	(753)	(52.3)%
Multiemployer pension withdrawal (income) expense	(200)	1,800	(2,000)	nm
Indemnity settlement income	--	(4,986)	4,986	nm
Operating income	49,566	35,784	13,782	38.5%
Operating margin percentage	10.8%	7.9%

Other income (expense):
Interest income	39	535	(496)	(92.7)%
Interest expense	(7,201)	(9,225)	2,024	(21.9)%

Income before income taxes	42,404	27,094	15,310	56.5%
Income tax provision	9,984	7,597	2,387	31.4%

Net income	$32,420	$19,497	$12,923	66.3%

Effective income tax rate	23.5%	28.0%

Expressed as a percentage of Net Sales:
Gross margin	38.8%	37.8%	100	bp
Selling, general and administrative expense	27.0%	29.0%	(200)	bp
Acquisition integration and restructuring expenses	0.4%	1.4%	(100)	bp
Foreign exchange loss (gain)	0.5%	(0.1)%	60	bp
Impairment of long-lived assets	0.1%	0.3%	(20)	bp
Multiemployer pension withdrawal expense	--%	0.4%	(40)	bp
Indemnity settlement	--%	(1.1)%	110	bp
Operating margin	10.8%	7.9%	290	bp

bp = basis points
nm = not meaningful

Net sales for the twelve months ended December 31, 2010 were $460.6 million compared to $452.4 million for the twelve months ended December 31, 2009, an increase of $8.2 million, or 1.8 percent. Net sales increased by $8.9 million or 2.3 percent in the North America segment and $2.0 million or 7.0 percent in the Asia Pacific segment. However, sales decreased by $1.2 million or 1.7 percent in the Europe segment. Sales attributable to acquisitions for the twelve months ended December 31, 2010 was $1.0 million, or 0.2 percent. Excluding acquisitions, revenue would have increased by $7.2 million, or 1.6 percent, compared to the prior year. Approximately $5.2 million of the sales increase, period-over-period, was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of certain of the Company’s foreign subsidiaries. The year-over-year increase in sales primarily reflects an overall improvement in the global economy, which started in the latter half of 2009 and continued throughout 2010. The improved economy was reflected in the increased revenue from the Company’s consumer product packaging accounts during 2010, as the Company’s entertainment and retail and advertising accounts declined period-over-period. In response to improving economic conditions, many of the Company’s consumer packaged goods clients increased brand innovation and introduction activities as compared to 2009, including the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.

Consumer products packaging accounts sales for 2010 were $329.0 million, or 71.4 percent of total sales, as compared to $318.7 million, or 70.4 percent, in the prior year, representing an increase of 3.2 percent. As market and economic conditions improved, many of the Company’s consumer products packaging clients increased the frequency of packaging designs, sales promotions and new product introductions as compared to the prior year. Advertising and retail accounts sales for 2010 were $88.4 million, or 19.2 percent of total sales as compared to $89.8 million, or 19.8 percent of sales in the prior year, representing a decline of 1.5 percent. Entertainment account sales for 2010 were $29.1 million, or 6.3 percent of total sales as compared to $32.8 million, or 7.2 percent in 2009, representing a decline of 11.3 percent.

Gross profit was $178.6 million, or 38.8 percent of sales, in 2010, an increase of $7.5 million, or 4.4 percent, from $171.1 million, or 37.8 percent of sales, in the prior year. The increase in gross profit is largely attributable to the increase in revenue period-over-period and cost savings related to the Company’s restructuring initiatives.  The gross profit increased in the North America and Europe segments, partially offset by a decrease in gross profit in the Asia Pacific segment. The gross profit in the North America segment increased by $6.3 million or 4.7 percent. The gross profit in the Europe segment increased by $1.3 million or 6.4 percent. The gross profit in the Asia Pacific segment decreased by $0.2 million or 1.3 percent.

Selling, general and administrative expenses decreased $6.9 million, or 5.3 percent, in 2010 to $124.2 million from $131.1 million in 2009. The decrease in selling, general and administrative expenses includes a decrease of $4.5 million in professional fees related to the Company’s remediation efforts and cost savings from the Company’s cost reduction initiatives. Included in selling, general and administrative expenses in 2010 are $1.6 million of business and systems integration expenses related to the Company’s information technology and business process improvement initiative. During 2010, the Company recorded insurance recoveries totaling $2.9 million, of which $2.8 million was recorded as a reduction of selling, general and administrative expense and $0.1 million was recorded as a reduction of cost of sales. Of the total $2.9 million recovery, $1.7 million related to property damage claims and $1.2 million was an officers and directors insurance settlement for certain expenses related to the Company’s ongoing SEC investigation.

Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $2.0 million in 2010 compared to $6.5 million in 2009. Impairment of long-lived assets decreased year-over-year, from $1.4 million in 2009 to $0.7 million in 2010. The Company recorded a net loss on foreign exchange exposures of $2.3 million in 2010 compared to a net gain of $0.5 million in 2009. The net loss on foreign exchange exposures in 2010 included unrealized losses of $1.2 million as compared to unrealized gains on foreign exchange exposures of $0.6 million in 2009. The unrealized foreign exchange gains and losses related primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. The Company recorded income of $0.2 million in 2010 related to its multiemployer pension withdrawal liability, compared to an expense of $1.8 million in 2009. The Company entered into a settlement agreement with the pension fund during the fourth quarter of 2010, which provides for a total payment of $9.0 million by the Company in settlement of its liability. In addition, the Company recorded income of $5.0 million in 2009 for an indemnity settlement related to the Company’s 2005 acquisition of Seven Worldwide Holdings Ltd.

Operating income increased by $13.8 million, to $49.6 million in 2010, from $35.8 million in 2009. The operating income percentage was 10.8 percent of sales for 2010, compared to an operating income of 7.9 percent of sales in 2009. The increase in operating income in 2010 compared to 2009 is principally due to the increase in revenue period-over-period, lower operating costs resulting from the Company’s cost reduction initiatives, and the net effect of the items described above.

Interest expense for 2010 was $7.2 million compared to $9.2 million for 2009, a decrease of $2.0 million or 21.9 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding year-over-year.

Income tax provision was at an effective tax rate of 23.5 percent and 28.0 percent for 2010 and 2009, respectively. The decrease in the effective tax rate for 2010 compared to the prior year is primarily due to an increase in the amount of discrete period tax benefits from the release of uncertain tax positions during 2010 of $6.6 million compared to the $5.0 million nontaxable indemnity and federal examination affirmative  adjustments of $2.8 million reflected in 2009.

Net income was $32.4 million, or 7.0 percent of sales, for 2010, as compared to net income of $19.5 million, or 4.3 percent of sales, for 2009.

Other Information

Depreciation and amortization expense was $17.6 million for 2010, as compared to $18.7 million in 2009.

Capital expenditures for 2010 were $12.2 million compared to $5.3 million for 2009. The Company had limited its capital expenditures during 2009 as part of its cost reduction efforts.

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008:

Comparative Consolidated Statements of Operations Years Ended December 31, 2009 and 2008

			$	%
(in thousands)	2009	2008	Change	Change

Net sales	$452,446	$494,184	$(41,738)	(8.4)%
Cost of sales	281,372	329,814	(48,442)	(14.7)%
Gross profit	171,074	164,370	6,704	4.1%
Gross profit percentage	37.8%	33.3%

Selling, general and administrative expenses	131,118	144,328	(13,210)	(9.2)%
Acquisition integration and restructuring expenses	6,459	10,390	(3,931)	(37.8)%
Indemnity settlement income	(4,986)	--	(4,986)	nm
Multiemployer pension withdrawal expense	1,800	7,254	(5,454)	(75.2)%
Impairment of long-lived assets	1,441	6,644	(5,203)	(78.3)%
Foreign exchange (gain) loss	(542)	4,268	(4,810)	nm
Impairment of goodwill	--	48,041	(48,041)	nm
Operating income (loss)	35,784	(56,555)	92,339	nm
Operating margin percentage	7.9%	(11.4)%

Other income (expense):
Interest income	535	291	244	83.8%
Interest expense	(9,225)	(6,852)	(2,373)	(34.6)%

Income (loss) before income taxes	27,094	(63,116)	90,210	nm
Income tax provision (benefit)	7,597	(3,110)	10,707	nm

Net income (loss)	$19,497	$(60,006)	$79,503	nm

Effective income tax rate	28.0%	4.9%

Expressed as a percentage of Net Sales:
Gross margin	37.8%	33.3%	450	bp
Selling, general and administrative expense	29.0%	29.2%	(20)	bp
Acquisition integration and restructuring expenses	1.4%	2.1%	(70)	bp
Indemnity settlement	(1.1)%	--%	(110)	bp
Multiemployer pension withdrawal expense	0.4%	1.5%	(110)	bp
Impairment of long-lived assets	0.3%	1.3%	(100)	bp
Foreign exchange (gain) loss	(0.1)%	0.9%	(100)	bp
Impairment of goodwill	--%	9.7%	(970)	bp
Operating margin (loss)	7.9%	(11.4)%	1,930	bp

bp = basis points
nm = not meaningful

Net sales for the twelve months ended December 31, 2009 were $452.4 million compared to $494.2 million for the twelve months ended December 31, 2008, a reduction of $41.7 million, or 8.4 percent. Sales declined by $34.3 million or 8.1 percent in the North America segment and $3.6 million or 5.1 percent in the Europe segment. However, sales increased by $0.7 million or 2.5 percent in the Asia Pacific segment. Sales attributable to acquisitions for the twelve months ended December 31, 2009 compared to the prior year totaled $11.1 million, or 2.5 percent. Excluding acquisitions, revenue would have declined by $52.8 million, or 10.7 percent, versus the prior year. Approximately $13.7 million of the sales decline period-over-period was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to certain of the local currencies of the Company’s foreign subsidiaries. The period-over-period decline in sales primarily reflects the slowdown in the US and global economies, which started in the latter half of 2008 and continued throughout 2009. Many of the Company’s clients delayed packaging redesigns and sales promotion projects, resulting in lower revenues in 2009 compared to 2008. However, revenue in the fourth quarter of 2009 increased in comparison to the fourth quarter of 2008.

Consumer products packaging accounts sales for 2009 were $318.7 million, or 70.4 percent of total sales, as compared to $346.7 million in 2008, representing a decline of 8.1 percent. Advertising and retail accounts sales for 2009 were $89.8 million or 19.8 percent of total sales as compared to $102.0 million in 2008, representing a decline of 12.0 percent. Entertainment account sales for 2009 were $32.8 million or 7.2 percent of total sales as compared to $36.1 million in 2008 representing a decline of 9.2 percent. In response to adverse economic conditions, many of the Company’s clients maintained reduced levels of advertising, marketing and new product introductions, as compared to the prior year, and, particularly with respect to the Company’s consumer products packaging accounts, delayed packaging redesigns and sales promotion projects, resulting in lower revenue for the Company. However, consumer products packaging revenue increased in the fourth quarter of 2009 compared to the fourth quarter of 2008.

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

Selling, general and administrative expenses decreased $13.2 million or 9.2 percent in 2009 to $131.1 million from $144.3 million in 2008. The decrease in selling, general and administrative expenses is primarily attributable to the decrease in salaries and payroll costs associated with the Company’s cost reduction efforts.

Operating income (loss) increased by $92.3 million, to $35.8 million in 2009, from an operating loss of $56.6 million in 2008. The operating income percentage was 7.9 percent in 2009 compared to an operating loss of 11.4 percent in 2008. The increase in operating income in 2009 compared to 2008 is due to an improvement in gross profit and a decrease in selling, general and administrative expenses as described above, as well as the following expense reductions in 2009 as compared to similar expenses in 2008: impairment of goodwill in 2008 of $48.0 million not repeated in 2009; restructuring expenses associated with the Company’s cost reductions activities of $6.5 million in 2009 versus $10.4 million in 2008; pension withdrawal expenses of $1.8 million in 2009 versus $7.3 million in 2008; gains of $0.5 million associated with foreign currency transactions in 2009 versus foreign currency losses of $4.3 million in 2008; and impairment of long lived assets of $1.4 million in 2009 compared to $6.6 million in 2008. In addition, the Company recorded income of $5.0 million in 2009 for an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings Ltd.

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

North America Segment

The following table sets forth North America segment results for the years ended December 31, 2010, 2009 and 2008.

				2010 vs. 2009 Increase (Decrease)			2009 vs. 2008 Increase (Decrease)

(in thousands)	2010	2009	2008	$	%		$	%

Net Sales	$399,658	$390,713	$425,055	$8,945	2.3%		$(34,342)	(8.1)%
Acquisition integration and restructuring expenses	$1,266	$3,614	$5,701	$(2,348)	(65.0)%		$(2,087)	(36.6)%
Foreign exchange (gain) loss	$120	$149	$(35)	$(29)	(19.5)%		$184	nm
Impairment of long-lived assets	$688	$1,366	$4,308	$(678)	(49.6)%		$(2,942)	(68.3)%
Goodwill impairment charges	$--	$--	$14,334	$--	--%		$(14,334)	nm
Depreciation and amortization	$10,931	$11,601	$12,783	$(670)	(5.8)%		$(1,182)	(9.2)%
Operating income	$68,428	$56,734	$23,848	$11,694	20.6%		$32,886	nm
Operating margin	17.1%	14.5%	5.6%		260	bp		890	bp
Capital expenditure	$5,464	$3,653	$10,404	$1,811	49.6%		$(6,751)	(64.9)%
Total assets	$348,440	$320,655	$328,494	$27,785	8.7%		$(7,839)	(2.4)%

bp = basis points
nm = not meaningful

2010 compared to 2009

Net sales for the twelve months ended December 31, 2010 for the North America segment were $399.7 million compared to $390.7 million in the prior year, an increase of $8.9 million or 2.3 percent. Sales contributed by acquisitions totaled $0.8 million for the twelve months ended December 31, 2010. Approximately $4.2 million of the period-over-period sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. In addition to gains attributable to foreign currency changes, the period-over- period increase in sales reflects the improvement in the North American economy, which started in the latter half of 2009 and continued throughout 2010. In response to improving economic conditions, many of the Company’s consumer products clients increased their level of marketing and new product introductions and increased the frequency of packaging redesigns and sales promotion projects, resulting in higher revenues for the Company.

Operating income was $68.4 million, or 17.1 percent of sales, in 2010 compared to $56.7 million, or 14.5 percent of sales, in 2009, an increase of $11.7 million, or 20.6 percent. The increase in operating income is principally due to the increase in revenue period-over-period and the Company’s cost reduction initiatives, as well as a decrease in acquisition integration and restructuring expense and impairment of long-lived assets.

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

Europe Segment

The following table sets forth Europe segment results for the years ended December 31, 2010, 2009 and 2008.

				2010 vs. 2009 Increase (Decrease)			2009 vs. 2008 Increase (Decrease)

(in thousands)	2010	2009	2008	$	%		$	%

Net Sales	$66,238	$67,409	$71,040	$(1,171)	(1.7)%		$(3,631)	(5.1)%
Acquisition integration and restructuring expenses	$555	$1,400	$3,552	$(845)	(60.4)%		$(2,152)	(60.6)%
Foreign exchange (gain) loss	$242	$270	$3,268	$(28)	(10.4)%		$(2,999)	(91.8)
Impairment of long-lived assets	$--	$75	$--	$(75)	nm	%	$75	nm	%
Goodwill impairment charges	$--	$--	$32,703	$--	--%		$(32,703)	nm
Depreciation and amortization	$2,760	$3,075	$3,344	$(315)	(10.2)%		$(269)	(8.0)%
Operating income	$3,812	$3,836	$(37,324)	$(24)	(0.6)%		$41,160	nm
Operating margin	5.8%	5.7%	(52.5)%		10	bp		5,820	bp
Capital expenditure	$1,712	$618	$2,233	$1,094	nm	%	$(1,615)	(72.3)%
Total assets	$74,319	$44,508	$46,554	$29,811	67.0%		$(2,046)	(4.4)%

bp = basis points
nm = not meaningful

2010 compared to 2009

Net sales in the Europe segment for the twelve months ended December 31, 2010 were $66.2 million compared to $67.4 million in the prior year, a reduction of $1.2 million or 1.7 percent. Sales contributed by acquisitions for the twelve months ended December 31, 2010, totaled $0.2 million. Approximately $1.3 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.

Operating income was relatively flat, year-over-year, at $3.8 million, or 5.8 percent of sales, in 2010, compared to $3.8 million, or 5.7 percent of sales, in the prior year.

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

Asia Pacific

The following table sets forth Asia Pacific segment results for the years ended December 31, 2010, 2009 and 2008.

				2010 vs. 2009 Increase (Decrease)			2009 vs. 2008 Increase (Decrease)

(in thousands)	2010	2009	2008	$	%		$	%

Net Sales	$31,393	$29,348	$28,630	$2,045	7.0%		$718	2.5%
Acquisition integration and restructuring expenses	$(70)	$992	$248	$(1,062)	nm	%	$744	nm	%
Foreign exchange (gain) loss	$442	$(1,504)	$1,034	$1,946	nm	%	$(2,538)	nm
Goodwill impairment charges	$--	$--	$1,004	$--	--%		$(1,004)	nm	%
Depreciation and amortization	$1,208	$1,008	$935	$200	19.8%		$73	7.8%
Operating income	$4,855	$7,389	$1,366	$(2,534)	(34.3)%		$6,023	nm
Operating margin	15.5%	25.2%	4.8%		(970)	bp		2,040	bp
Capital expenditure	$1,924	$898	$1,425	$1,026	nm	%	$(527)	(37.0)%
Total assets	$23,903	$21,839	$29,073	$2,064	9.5%		$(7,234)	(24.9)%

bp = basis points
nm = not meaningful

2010 compared to 2009

Net sales in the Asia Pacific segment for the twelve months ended December 31, 2010 were $31.4 million compared to $29.3 million in the prior year, an increase of $2.0 million or 7.0 percent. Changes in foreign currency translation rates contributed $2.3 million to 2010 net sales, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.

Operating income was $4.9 million in the twelve months of 2010, or 15.5 percent of sales, as compared to $7.4 million, or 25.2 percent of sales, in 2009, a decrease of $2.5 million or 34.3 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations. In addition, the Asia Pacific segment recorded a foreign exchange loss of $0.4 million in the 2010 period, compared to a foreign exchange gain of $1.5 million in the 2009 period.

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

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at December 31, 2010 was $66.7 million compared to $77.6 million at December 31, 2009. As noted below, the Company entered into an amended and restated credit agreement in January 2010.

As of December 31, 2010, the Company had $36.9 million in consolidated cash and cash equivalents, compared to $12.2 million at December 31, 2009. During 2010, the Company accumulated cash in its foreign subsidiaries at year-end pursuant to its international cash management policies, and in January 2011, $26.7 million was loaned to the United States and was used to reduce the Company’s revolving credit balance and private placement debt.

Cash provided by operating activities

Cash provided by operating activities was $49.0 million in 2010 compared to cash provided by operating activities of $56.4 million in 2009. The decrease in cash provided by operating activities year-over-year reflects changes in net working capital accounts, offset by the improvement in net income to $32.4 million in 2010 compared to $19.5 million in 2009. The cash provided by operating activities in 2009 includes $9.2 million of cash received from an indemnity settlement related to the 2005 acquisition of Seven Worldwide Holdings, Inc. Of the $9.2 million of cash received, $5.0 million was recorded as income in 2009 and $4.2 million as settlement of an outstanding receivable.

Depreciation and intangible asset amortization expense in 2010 was $13.1 million and $4.6 million, respectively, as compared to $13.9 million and $4.7 million, respectively, in 2009. The decrease in depreciation expense in 2010 compared to the prior year reflects the Company’s efforts to reduce capital expenditures in recent years.

Cash used in investing activities

Cash used in investing activities was $15.9 million in 2010 compared to $0.9 million of cash used in investing activities during 2009. The increase in cash used in investing activities in 2010 compared to the prior year is due in part to an increase in capital expenditures and acquisitions year-over-year. In addition, the cash flow from investing activities in 2009 reflects proceeds of $5.1 million from the sale of property and equipment, mainly from the sale of land and buildings that had been classified as held for sale at year-end 2008. Partially offsetting cash used in investing activities during 2010 is a $1.5 million insurance settlement related to property damage claims. Capital expenditures were $12.2 million in 2010 compared to $5.3 million in 2009. Cash used in investing activities includes acquisitions in 2010 of $5.8 million compared to $0.7 million in 2009. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $10.0 to $12.0 million annually. In addition, during the next two years, the Company expects to incur capital investment and related business and system integration expenses  in the range of  $20 million to $26 million for the Company’s information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities

Cash used in financing activities in 2010 was $10.5 million compared to $63.2 million in 2009. The cash used in financing activities in 2010 reflects $10.9 million of net payments on debt compared to $58.3 million of net payments on debt in 2009. The debt payments in 2009 included $20.0 million of prepayments made by the Company to its lenders in June 2009, as well as additional paydowns of its revolving credit facility using cash generated from operations during 2009. See “Revolving Credit Facility, Note Purchase Agreement and Other Debt Arrangement” section below for further information.

The Company used $4.3 million to purchase shares of its common stock during 2009. No shares were repurchased by the Company during 2010. In addition, the Company received proceeds of $5.5 million from the issuance of common stock during 2010 compared to $1.9 million in 2009, attributable in both periods to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan.

The Company paid dividends of $5.1 million in 2010, compared to $1.5 million in 2009. Dividend payments during 2009 were restricted by the Company’s June 2009 amendments to its revolving credit agreement. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. In January 2010, the Company entered into an amended and restated credit agreement with its lenders, which removed the specific restriction on dividends but included dividend payments in the definition of restricted payments, along with stock repurchases and certain other payments, for which there was a $5.0 million annual limitation. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. For the first three quarters of 2010, the Company increased its quarterly dividend to $0.04 per share, or approximately $1.0 million per quarter. Effective November 17, 2010, the Company entered into an amendment to its revolving credit facility which, among other things, increased the annual limit on restricted payments to $14.0 million and provided for one or more additional restricted payments not to exceed $13.0 million on or before December 31, 2011. Pursuant to this amendment, the Company increased its fourth quarter 2010 dividend to $0.08 per share, or approximately $2.0 million. The Company expects quarterly dividends at this rate to continue throughout 2011, subject to declarations at the discretion of the Board of Directors.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

Borrowings and Debt Agreements at December 31, 2010

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15.0 million, payable in annual installments of $2.1 million from 2007 through 2013, and Tranche B, for $10.0 million, payable in annual installments of $1.4 million from 2008 through 2014. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2.1 million from 2007 to 2013, and the Tranche B note was payable in annual installments of $1.4 million from 2008 to 2014. Pursuant to the 2009 amendment, $1.9 million of the combined principal of the two notes was paid at closing and $0.6 million was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note is payable in annual installments of $1.8 million from 2009 to 2013, and the remaining balance of the Tranche B note is payable in annual installments of $1.2 million from 2010 to 2014. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined remaining balance of the of the Tranche A and Tranche B notes, $10.5 million, is included on the December 31, 2010 Consolidated Balance Sheets as follows: $3.1 million is included in Current portion of long-term debt and $7.4 million is included in Long-term debt.

In January 2005, the Company entered into a five year unsecured revolving credit facility credit agreement with JPMorgan Chase Bank, N.A. On February 28, 2008, certain covenants of the credit agreement were amended to allow the Company to increase certain restricted payments (primarily dividends and stock repurchases) and maximum acquisition amounts. This facility was further amended in June 2009. Pursuant to the 2009 amendment, $7.9 million of the outstanding revolving credit balance at December 31, 2008 was paid at closing and $2.6 million was paid later in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. This credit facility has since been terminated in connection with the Company’s January 2010 refinancing. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The total balance outstanding under the Company’s current revolving credit facility at December 31, 2010 was $21.2 million and is included on the December 31, 2010 Consolidated Balance Sheets as follows: $8.7 million is included in Current portion of long-term debt and $12.5 million is included in Long-term debt.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50.0 million in a series of three Senior Notes. The first note, in the original principal amount of $10.0 million, matured in January 2010. The second and third notes, each in the original principal amount of $20.0 million, mature in January 2011 and January 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5.2 million of the combined principal of the three notes was paid at closing and $1.8 million was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8.6 million matured in January 2010, and $17.2 million will mature in both 2011 and 2012. Additionally as amended, the second and third notes bear interest at 8.99 percent and 9.17 percent, respectively. The total outstanding balance of these notes, $34.4 million, is included on the December 31, 2010 Consolidated Balance Sheets as follows: $17.2 million is included in Current portion of long-term debt and $17.2 million is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at December 31, 2010.

2009 Amendments to Revolving Credit Facility and Note Purchase Agreements

As a result of goodwill impairment charges and restructuring activities in the fourth quarter of 2008, compounded by the Company’s stock repurchase program and weaker earnings performance, the Company was in violation of certain restrictive debt covenants at December 31, 2008 and March 31, 2009. On June 11, 2009, the Company entered into amendments that, among other things, restructured its leverage and minimum net worth covenants under its revolving credit facility and note purchase agreements. In particular the amendments:

•	reduced the size of the Company’s revolving credit facility by $32.5 million from $115.0 million (expandable to $125.0 million) to $82.5 million;

•	after the payment of $2.6 million in June 2009, the size of the Company’s revolving credit facility was further reduced to $80.0 million;

•	increased the Company’s maximum permitted cash-flow leverage ratio from 3.25 to 5.00 for the first quarter of 2009, decreasing to 3.00 in the fourth quarter of 2009 and thereafter;

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

•
prohibited the Company from repurchasing its shares without lender consent and restricted future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $0.3 million per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	required the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17.5 million, from $25.0 million, during any fiscal year; and

•	provided a waiver for any noncompliance with certain financial and other covenants.

In addition, all amounts due under the credit facility and the outstanding senior notes became fully secured through liens on substantially all of the Company’s and its domestic subsidiaries’ personal property.

As part of the credit facility amendments, the note purchase agreements associated with the Company’s outstanding senior notes were amended to include financial and other covenants that were the same as or substantially equivalent to the revised financial and other covenants under the amended credit facility. The amended credit facility was terminated upon entry into a new facility in 2010, as discussed below.

2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At December 31, 2010 the applicable margin was 250 basis points, resulting in an interest rate at closing of 2.75 percent.

Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2011 and succeeding years on the Company’s other long-term debt obligations.

Outstanding obligations due under the facility continue to be secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at December 31, 2009 and 2010.

Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.

Effective November 17, 2010, the Company entered into Amendment No.1 (the “Credit Facility Amendment”) to the Credit Agreement. Pursuant to the Credit Facility Amendment, the amount of restricted payments, including dividends and stock repurchases, permitted to be made by the Company per year (the “Annual Restricted Payments”) was increased from $5.0 million per fiscal year to an amount not to exceed $14.0 million for the period January 1, 2011 through the credit facility termination date (July 12, 2012), provided that any such restricted payments may not exceed $10.0 million in the aggregate for any four consecutive fiscal quarters during the aforementioned period.  In addition to the annual restricted payment provisions, the Credit Facility Amendment provides that the Company may make one or more additional restricted payments on or before December 31, 2011 that in the aggregate amount do not exceed $13.0 million. The Credit Facility Amendment also decreased the Company’s maximum cash flow leverage ratio for periods ending on and after December 31, 2010.

Concurrently with its entry into the Credit Facility Amendment, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Facility Amendment described above.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its operations, either through currently available cash and cash generated from future operations, or pursuant to its current credit facility. The Company’s ability to realize its near-term business objectives is subject to, among other things, its ability to remain in compliance with its covenants under its debt arrangements. Based on its 2011 business plan, which contains a number of assumptions related to economic trends and the Company’s business and operations, the Company presently expects to remain in compliance with its debt covenants for the foreseeable future; however compliance in 2011 and thereafter remains subject to many variables, including those described under “Risk Factors” contained in this report.

The Company operates in eighteen countries. The Company currently believes that there are no political, economic or currency restrictions that materially limit the Company’s flexibility in managing its global cash resources.

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

Cash flows from its historically profitable operations have permitted the Company to re-invest in the business through capital expenditures and acquisitions of complementary businesses. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $10.0 to $12.0 million annually. In addition, during the next two years, the Company expects to incur capital investment and related expenses in the range of $20.0 million to $26.0 million for information technology systems to improve customer service and business effectiveness and enhance internal controls, as well as to reduce operating costs. Also, over the next five years, the Company’s two and a half-year revolving credit facility and all of its long-term private placement debt matures. The Company’s total contractual obligations over the next five years total approximately $136 million, including all debt obligations (see contractual obligation table below.) At this time, the Company believes that cash flow from operations and its ability to refinance its maturing debt obligations will be sufficient to finance the Company during the next five years, assuming no significant business acquisitions. If a significant acquisition is undertaken in the next five years, the Company would likely need to access the debt and equity markets to finance such an acquisition.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

	Payments Due by Period
(in thousands)		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	years	years	years

Debt obligations	$66,667	$29,587	$35,851	$1,229	$--
Interest on debt (1)	4,226	2,843	1,328	55	--
Operating lease obligations	46,723	12,872	19,729	9,018	5,104
Purchase obligations	7,371	6,585	786	--	--
Deferred compensation	2,284	85	94	31	2,074
Multiemployer pension withdrawal	8,850	8,850	--	--	--
Uncertain tax positions (2)	--	--	--	--	--

Total	$136,121	$60,822	$57,788	$10,333	$7,178

(1)
Reflects scheduled interest payments on fixed-rate debt. Variable-rate interest on approximately $21,201 of variable rate debt under its revolving credit agreement as of December 31, 2010 is excluded because regular interest payments are not scheduled and fluctuate depending on outstanding principal balance and market-rate interest levels.

(2)
As of December 31, 2010, the Company’s total liability for uncertain tax positions was $4,566, including $317 of accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Purchase obligations resulting from purchase orders entered in the normal course of business are not significant. The Company’s major service cost is employees’ labor.

The Company expects to fund future contractual obligations through funds generated from operations, together with general company financing transactions.

Subsequent to December 31, 2010, the Company entered into an agreement with a consulting firm to provide system implementation and integration assistance to the Company related to its information technology and business process improvement initiative. The total consulting fees and related expenses will be in a range of $13.0 million to $15.0 million, through December 2012. The Company also entered into a contract for approximately $1.6 million related to renovations during 2011 to an existing operating facility. These agreements, which were entered into subsequent to December 31, 2010, are not included in the contractual obligation table above.

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

Accounts Receivable. The Company’s clients are primarily consumer product manufacturers, advertising agencies, retailers, both grocery and non-grocery, and entertainment companies. Accounts receivable consist primarily of amounts due to Schawk from its normal business activities. The Company’s allowance for doubtful accounts is determined using assumptions of minimum reserve requirement percentages applied to the aging of the Company’s trade accounts receivable, along with specific reserves for known collection issues. For example, the aging-based portion of the Company’s reserve is determined by applying a 25 percent reserve to amounts overdue by more than 120 days, a 60 percent reserve to amounts overdue by more than 180 days and a 100 percent reserve for amounts overdue by more than 360 days. In the Company’s experience, this policy as supplemented by specific reserves for known collection issues, broadly captures the credit risk in its receivables. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts and credit memos of $1.5 million was established at December 31, 2010, compared to an allowance of $1.6 million at December 31, 2009. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense.

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

The Company’s impairment losses in regard to long-lived assets have in recent years primarily related to surplus properties resulting from restructuring (i.e. facility consolidation) actions. For significant losses, the Company estimates fair value based on market valuation studies performed by qualified third-party valuation experts. Assumptions used in estimating cash flows include among other things those assumptions concerning periods of operation and prjections of revenues and costs of revenues, industry trends and market interest rates.

There are inherent uncertainties associated with the judgments and estimates used in assessing asset impairment and it is possible that impairment charges recognized in a given period would differ if the assessment was made in a different period. During 2010, the Company recorded an impairment charge of $0.7 million for certain production equipment which became inoperable due to water damage. The expense is reflected as an Impairment of long-lived assets in the Consolidated Statements of Operations at December 31, 2010. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, resulting in future additional impairment charges.

Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included a significant amount of goodwill, customer relationships and, to a lesser extent, other intangible assets. Goodwill is not amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets, including customer relationships, are amortized over their useful lives and are tested for impairment when facts and circumstances have changed and a potential impairment trigger is indicated. Events that may indicate potential impairment include a loss of, or a significant decrease in volume from, a major customer, a change in the expected useful life of an asset, a change in the market value of an asset, a significant adverse change in legal factors or business climate, unanticipated competition relative to a major customer or the loss of key personnel relative to a major customer. Impairment is evaluated in a recoverability test including a comparison of the carrying value of an asset to the future net undiscounted cash flows expected to be generated by the asset. If this comparison indicates that an acquired intangible asset is impaired, the loss recognized is the amount by which the carrying value exceeds the estimated fair value.

The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1st each year.

The Company performed its 2010 and 2009 goodwill impairment tests as of October 1, 2010 and 2009, respectively, and determined that no impairment of goodwill was indicated for either year. For both years, the Company performed its annual impairment review on a geographic basis at the operating segment level. The Company has determined that its operating segments are also its reporting units for goodwill testing in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”).  Using projection of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit using the income approach (i.e. discounted cash flow, or “DCF”), as compared to the carrying value of each reporting unit. In addition, the Company utilized a market approach, which assumes that companies operating in the same industry will share similar characteristics and the company values will correlate to those characteristics, to validate the results of the income approach valuations. However, due to lack of comparable industry data, the Company ultimately relied on the income approach in arriving at the fair value of the reporting units. The DCF method was used due to company specific growth and profitability factors best captured in management’s projections, which are considered most representative of the future outlook for the reporting units.

The step one impairment analysis for the October 1, 2010 test indicated no potential impairment of the assigned goodwill. The following table summarizes the results of the Company’s step one impairment analysis as of October 1, 2010:

	North		Asia
(in millions)	America	Europe	Pacific	Total

Fair value of reporting unit	$440.4	$45.5	$42.6	$528.5
Carrying value of reporting unit	$219.1	$19.6	$18.1	$256.8
Percentage fair value over carrying value	101.0%	132.1%	135.4%	105.8%
Goodwill allocated to reporting unit	$172.8	$8.0	$7.9	$188.7

Based on the October 1, 2010 closing price of the Company’s common stock, the Company had a market capitalization of $475.1, compared to its estimated fair value of $528.5, which indicates an implied control premium of approximately 11 percent.

The discounted cash flow model used for the income valuation approach was based on the Company’s ten-year projections of operating income for each reporting unit. Projections for the first three years (2011-2013) were consistent with the Company’s three-year business plan as approved by the Company’s board of directors and utilized for financing discussions and transactions with current and prospective lenders. The Company’s ten year projection assumes revenue growth of 2 percent to 3 percent annually, with a commensurate increase in operating expenses. The discount rate used for the cash flow model varied from 14 percent to 16 percent, by reporting unit.

The Company performed its 2008 impairment test as of October 1, 2008. In accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350, the Company allocated its goodwill to multiple reporting units, mainly on a geographic basis at the operating segment level. As a result of the test, the Company recorded a goodwill impairment charge of $48.0 million. The impairment charge was recorded in the Company’s operating segments as follows: North America – $14.3 million, Europe – $32.7 million and Asia Pacific – $1.0 million. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008. Further details can be found in Item 8, Note 7 – Goodwill and Other Intangible Assets.

In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. In making this assessment, the Company’s management relies on a number of factors to discount anticipated future cash flows, including operating results, business plans and present value techniques. There are inherent uncertainties in the assumptions and estimates used in developing future cash flows and management’s judgment is required in applying these assumptions and estimates to the analysis of goodwill impairment, including projecting revenues and profits, interest rates, cost of capital, tax rates, the corporation’s stock price and the allocation of shared or corporate items. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates will change from period to period. These changes may result in future impairments. For example, the Company’s revenue growth rate could be lower than projected due to economic, industry or competitive factors or the discount rate used in the Company’s cash flow model could increase due to a change in market interest rates. Additionally, future goodwill impairment charges may be necessary if the Company’s market capitalization decreased due to a decline in the trading price of the Company’s common stock.

Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit Schawk, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, the Company adopted the provisions of Income Taxes Topic of the Codification, ASC 740, formerly FAS 109, that contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Actual outcomes could result in a change in reported income tax expense for a particular period. For example, the Company’s effective tax rates could be adversely affected by earnings being lower than anticipated in countries which have lower statutory rates and higher than anticipated in countries which have higher statutory rates, by changes in the valuation of deferred tax assets and liabilities, or by changes in the relevant tax, accounting or other laws, regulations, principles and interpretations. The Company is subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against it. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from its historical income tax provisions and accruals.  The results of an audit or litigation could have a material effect on the Company’s operating results or cash flows in the period or periods for which that determination is made.

See Item 8, Note 11 – Income Taxes to the Consolidated Financial Statements for further discussion.

The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income tax rules limiting the availability of the losses to offset future taxable income.

Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. At December 31, 2010, the Company had exit reserves of approximately $0.8 million that were included in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets, for exit activities completed in 2005 and 2006, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. Exit reserves are adjusted when facts regarding a particular reserve have changed, indicating that the original reserve assumptions are no longer valid. For example, the sublease assumptions originally used in computing a reserve for a vacant leased property could become invalid because of a change in circumstances of a sublease tenant, requiring a recalculation of the correct reserve balance. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Item 8, Note 2 – Acquisitions to the Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-29 on the Company’s consolidated financial statements and will adopt ASU 2010-29 during 2011.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issue Task Force). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on the Company’s consolidated financial statements and will adopt ASU 2010-28 during 2011.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. The amendments in ASU 2010-06 add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The amendment is effective for interim and annual periods beginning after December 15, 2009; except for the requirement to separately disclose amounts in the Level 3 rollforward on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010.

Early application is permitted. The adoption of the effective portion of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the provisions, that are effective in fiscal 2011, on the Company’s consolidated financial statements.

In October 2009, the FASB amended the Accounting Standards Codification (“ASC”) as summarized in ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 and ASU 2009-14 may have on the Company’s consolidated financial statements.

Impact of Inflation

The Company believes that over the past three years inflation has not had a significant impact on the Company's results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

The Company has $21.2 million of variable rate debt outstanding at December 31, 2010 and expects to use its variable rate credit facilities during 2011 and beyond to fund acquisitions and cash flow needs. The debt is variable to the Euro currency, Canadian and U.S. prime rates. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. An adverse change of 10 percent in interest rates (from 3.6 percent at December 31, 2010 to 4.0 percent) would add approximately $0.1 million of interest cost annually based on the variable rate debt outstanding at December 31, 2010. In order to manage the risk of rising interest rates on a portion of the Company’s variable rate revolving debt, the Company entered into two “variable to fixed” interest rate swaps with financial institution counterparties during 2010. Both swap agreements were terminated prior to year-end. The Company’s $45.5 million in outstanding fixed rate debt is fixed at rates that range from 8.90 percent to 9.17 percent.

Foreign Exchange Exposure

The Company is subject to changes in various foreign currency exchange rates. The Company’s principal currency exposures relate to the British Pound, Canadian Dollar, Euro, Chinese Yuan Renminbi, Malaysian Ringgit, Japanese Yen, Indian Rupee and the Australian Dollar. The Company’s 2010 results of operations were favorably affected by a decrease in the average value of the US dollar relative to most foreign currencies.  An adverse change of 10 percent in exchange rates would have resulted in a decrease in sales of $12.8 million, or 2.8 percent, and a decrease in income before income taxes of $1.3 million, or 3.1 percent, for the year ended December 31, 2010.

For the years ended December 31, 2010 and December 31, 2009, the Company recorded pre-tax foreign exchange losses (gains) of $2.3 million and ($0.5) million, respectively. These losses (gains) were recorded by international subsidiaries primarily for unhedged currency exposure arising from intercompany debt obligations. These losses (gains) are included in Foreign exchange loss (gain) in the Consolidated Statement of Operations. The Company has not historically hedged its foreign currency exposures. However, the Company is currently reviewing its foreign currency management policies and procedures to ascertain the merits of hedging its foreign currency exposures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schawk, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2011

Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$36,889	$12,167
Trade accounts receivable, less allowance for doubtful accounts of $1,525 in 2010 and $1,619 in 2009	95,207	88,822
Inventories	18,250	20,536
Prepaid expenses and other current assets	9,356	8,192
Income tax receivable	2,943	2,565
Deferred income taxes	347	992
Total current assets	162,992	133,274

Property and equipment, net	48,684	50,247
Goodwill, net	193,626	187,664
Other intangible assets, net:
Customer relationships	36,461	36,321
Other	817	1,284
Deferred income taxes	868	1,424
Other assets	6,411	6,005

Total assets	$449,859	$416,219

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$21,930	$16,957
Accrued expenses	64,007	64,079
Deferred income taxes	3,260	205
Income taxes	1,038	14,600
Current portion of long-term debt	29,587	12,858
Total current liabilities	119,822	108,699

Long-term liabilities:
Long-term debt	37,080	64,707
Deferred income taxes	9,135	2,059
Other long-term liabilities	19,696	15,920
Total long-term liabilities	65,911	82,686

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,506,252 and 29,855,796 shares issued at December 31, 2010 and 2009, respectively, 25,761,334 and 25,108,894 shares outstanding at December 31, 2010 and 2009, respectively	224	220
Additional paid-in capital	200,205	191,701
Retained earnings	113,258	85,953
Accumulated comprehensive income, net	11,247	7,804
Treasury stock, at cost, 4,744,918 and 4,746,902 shares of common stock at December 31, 2010 and 2009, respectively	(60,808)	(60,844)
Total stockholders’ equity	264,126	224,834

Total liabilities and stockholders’ equity	$449,859	$416,219

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Net sales	$460,626	$452,446	$494,184
Cost of sales	282,070	281,372	329,814
Gross profit	178,556	171,074	164,370

Selling, general, and administrative expenses	124,222	131,118	144,328
Acquisition integration and restructuring expenses	1,974	6,459	10,390
Foreign exchange loss (gain)	2,306	(542)	4,268
Impairment of long-lived assets	688	1,441	6,644
Multiemployer pension withdrawal (income) expense	(200)	1,800	7,254
Indemnity settlement income	--	(4,986)	--
Impairment of goodwill	--	--	48,041
Operating income (loss)	49,566	35,784	(56,555)

Other income (expense):
Interest income	39	535	291
Interest expense	(7,201)	(9,225)	(6,852)

Income (loss) before income taxes	42,404	27,094	(63,116)
Income tax provision (benefit)	9,984	7,597	(3,110)

Net income (loss)	$32,420	$19,497	$(60,006)

Earnings (loss) per share:
Basic	$1.27	$0.78	$(2.24)
Diluted	$1.25	$0.78	$(2.24)

Weighted average number of common and common equivalent shares outstanding:
Basic	25,465	24,966	26,739
Diluted	25,883	25,001	26,739

Dividends per Class A common share	$0.20	$0.0625	$0.13

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$32,420	$19,497	$(60,006)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	13,055	13,924	16,693
Amortization	4,556	4,729	4,058
Impairment of goodwill	--	--	48,041
Impairment of long-lived assets	688	1,441	6,644
Insurance settlement	(1,539)	--	--
Non-cash restructuring charge	--	210	628
Deferred income taxes	11,349	3,200	(8,452)
Amortization of deferred financing fees	674	1,027	168
Loss (gain) on sale of equipment	28	(111)	362
Share-based compensation expense	1,886	1,737	1,385
Tax benefit from stock options exercised	(1,109)	(222)	(100)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(5,293)	(3,278)	25,184
Inventories	2,039	3,576	(2,936)
Prepaid expenses and other current assets	(921)	1,438	969
Trade accounts payable, accrued expenses and other liabilities	3,904	(539)	3,075
Income taxes refundable (payable)	(12,727)	9,801	(2,465)
Net cash provided by operating activities	49,010	56,430	33,248

Cash flows from investing activities
Proceeds from sales of property and equipment	547	5,087	1,189
Proceeds from insurance settlement	1,539	--	--
Purchases of property and equipment	(12,205)	(5,257)	(14,912)
Acquisitions, net of cash acquired	(5,798)	(739)	(12,784)
Other	3	(19)	309
Net cash used in investing activities	(15,914)	(928)	(26,198)

Cash flows from financing activities
Issuance of common stock	5,513	1,945	2,208
Proceeds from issuance of long-term debt	99,062	113,081	185,479
Payments of long-term debt including current portion	(109,960)	(171,343)	(157,446)
Tax benefit from stock options exercised	1,109	222	100
Payment of deferred financing fees	(1,171)	(1,243)	(89)
Cash dividends	(5,079)	(1,547)	(3,411)
Purchase of common stock	--	(4,277)	(27,430)
Net cash used in financing activities	(10,526)	(63,162)	(589)

Effect of foreign currency rate changes	2,152	(378)	1,990

Net increase (decrease) in cash and cash equivalents	24,722	(8,038)	8,451
Cash and cash equivalents beginning of period	12,167	20,205	11,754

Cash and cash equivalents end of period	$36,889	$12,167	$20,205

Supplementary cash flow disclosures:
Dividends issued in the form of Class A common stock	$37	$13	$24
Cash paid for interest	$5,002	$6,446	$5,494
Cash paid (refunds received) for income taxes, net	$11,651	$(5,082)	$6,481

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2008, 2009 and 2010
(In thousands, except share amounts)

	Class A Common Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total Stockholders Equity

Balance at December 31, 2007	27,013,482	$216	$184,110	$131,457	$14,162	$(29,176)	$300,769
Net loss	--	--	--	(60,006)	--	--	(60,006)
Foreign currency translation adjustment	--	--	--	--	(12,794)	--	(12,794)
Total comprehensive loss	--	--	--	--	--	--	(72,800)
Sale of Class A common stock	142,533	1	1,431	--	--	--	1,432
Tax benefit from stock options exercised	--	--	100	--	--	--	100
Purchase of Class A treasury stock	(2,000,000)	--	--	--	--	(27,430)	(27,430)
Stock issued under employee stock puurchase plan	60,657	--	775	--	--	--	775
Share-based compensation expense	--	--	1,385	--	--	--	1,385
Issuance of Class A common stock under dividend reinvestment program	1,894	--	--	(24)	--	25	1
Cash dividends	--	--	--	(3,411)	--	--	(3,411)
Balance at December 31, 2008	25,218,566	217	187,801	68,016	1,368	(56,581)	200,821
Net income	--	--	--	19,497	--	--	19,497
Foreign currency translation adjustment	--	--	--	--	6,436	--	6,436
Total comprehensive income	--	--	--	--	--	--	25,933
Sale of Class A common stock	309,997	2	1,387	--	--	--	1,389
Tax benefit from stock options exercised	--	--	222	--	--	--	222
Purchase of Class A treasury stock	(488,700)	--	--	--	--	(4,277)	(4,277)
Stock issued under employee stock puurchase plan	69,031	1	554	--	--	--	555
Share-based compensation expense	--	--	1,737	--	--	--	1,737
Issuance of Class A common stock under dividend reinvestment program	--	--	--	(13)	--	14	1
Cash dividends	--	--	--	(1,547)	--	--	(1,547)
Balance at December 31, 2009	25,108,894	220	191,701	85,953	7,804	(60,844)	224,834
Net income	--	--	--	32,420	--	--	32,420
Foreign currency translation adjustment	--	--	--	--	3,443	--	3,443
Total comprehensive income	--	--	--	--	--	--	35,863
Sale of Class A common stock	624,033	4	5,063	--	--	--	5,067
Tax benefit from stock options exercised	--	--	1,109	--	--	--	1,109
Stock issued under employee stock purchase plan	26,423	--	446	--	--	--	446
Share-based compensation expense	--	--	1,886	--	--	--	1,886
Issuance of Class A common stock under dividend reinvestment program	1,984	--	--	(36)	--	36	--
Cash dividends	--	--	--	(5,079)	--	--	(5,079)

Balance at December 31, 2010	25,761,334	$224	$200,205	$113,258	$11,247	$(60,808)	$264,126

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

Note 1 - Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain previously reported immaterial amounts have been reclassified to conform to the current-period presentation. There have been no material events subsequent to the balance sheet date that would have affected the amounts recorded or disclosed in the Company's financial statements.

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

Inventories

The Company’s inventories include made-to-order graphic designs, images and text for a variety of media including the consumer products, retail, and entertainment industries and consist primarily of raw materials and work-in-process inventories as well as finished goods inventory related to the Company’s Los Angeles print operation. Raw materials are stated at the lower of cost or market. Work-in-process consists primarily of deferred labor and overhead costs. The overhead pool of costs includes costs associated with direct labor employees (including direct labor costs not chargeable to specific jobs, which are also considered a direct cost of production) and all indirect costs associated with the production/creative design process, excluding any selling, general and administrative costs.

Approximately 21 percent of total inventories in 2010 and 20 percent in 2009 are determined on the last in, first out (“LIFO”) cost basis. The remaining raw materials inventories are determined on the first in, first out (“FIFO”) cost basis. The Company evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment, including capitalized leases, is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 30 years.

Goodwill

Acquired goodwill is not amortized, but instead is subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350, goodwill must be tested for impairment at the reporting unit level. In the third quarter of 2009, the Company restructured its operations on a geographic basis, into three areas: North America, Europe and Asia Pacific. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of ASC 350, and the relevant provisions of the Segment Reporting Topic of the Codification, ASC 280, and related interpretive literature, were defined on a geographic basis corresponding to the Company’s realigned operating segments.

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

The Company performs its annual goodwill test as of October 1st each year. The Company performed its 2010 and 2009 goodwill test as of October 1, 2010 and 2009, respectively and determined that no impairment of goodwill was indicated. In 2008, when performing the required goodwill test as of October 1, 2008, the Company determined that goodwill was impaired and recorded an impairment charge in the amount of $48,041. See Note 7 - Goodwill and Intangible Assets for further information.

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

Long-lived Assets

The recoverability of long-lived assets, including amortizable intangibles, is evaluated by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that impairment may have occurred. The Company also re-evaluates the periods of amortization of long- lived assets to determine whether events and circumstances warrant revised useful lives. If impairment has occurred, the carrying value of the long-lived asset is adjusted to its fair value, generally equal to the future estimated discounted cash flows associated with the asset.

During 2010, 2009 and 2008, the Company recorded $688, $1,441 and $6,644 of impairments related to long-lived assets, respectively. See Note 6 – Impairment of Long-lived Assets for more information.

Revenue Recognition

The Company derives revenue primarily from providing products and services to its clients on a custom-job basis. In accordance with SEC Staff Accounting Bulletin 104, Topic 13 “Revenue Recognition” (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is reasonably assured. The Company records a revenue accrual entry at each month-end for jobs that meet the four SAB 104 criteria, but which have not yet been invoiced to the client. Revenue for services is recognized when the services are provided to the customer.

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

The Company also derives revenue through its Digital Solutions businesses from the sale of software, software implementation services, technical support services and managed application service provider (“ASP”) services. The Company recognizes revenue related to the sales in accordance with the Revenue Recognition Topic within the Software Topic of the Codification, ASC 985-605. In multiple element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered elements cannot be determined, which is the case for the majority of the Company’s software revenue arrangements, the Company defers revenue for the delivered elements until undelivered elements are delivered and revenue is recognized ratably over the term of the underlying client contract, when obligations have been satisfied. For services performed on a time and materials basis where no other elements are included in the client contract, revenue is recognized upon performance once the criteria of SAB 104 have been met.

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

Per ASC 740-30-25-17, formerly APB 23, foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries that are considered to be permanently reinvested overseas.

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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at December 31, 2010 and 2009, except as follows:

	December 31,
(in thousands)	2010	2009

Fair value of fixed-rate notes payable	$46,086	$57,449
Carrying value of fixed-rate notes payable	$44,857	$56,533

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

During 2010 and 2009, the Company has undertaken restructuring activities, as discussed in Note 3 – Acquisition Integration and Restructuring, tested its goodwill as discussed in Note 7 – Goodwill and Other Intangible Assets, and recorded certain asset impairments as discussed in Note 6 – Impairment of Long-Lived Assets. These activities required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on certain asset groups to test for potential impairment. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.

Derivative Financial Instruments and Hedging Activities

To mitigate the risk of fluctuations associated with certain balance sheet items, the Company has implemented a derivative financial instruments management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by volatility. The Company’s goal is to manage volatility by modifying the re-pricing characteristics of certain balance sheet items so that fluctuations are not, on a material basis, adversely affected by movements in the underlying factors. The Company may designate hedge accounting, for qualifying hedging instruments, based on the facts and circumstances surrounding a derivative financial instrument. In general, a derivative financial instrument is reported as an asset or a liability at its fair value. Changes in a derivative financial instrument’s fair value are reported in earnings unless the derivative has been designated in a qualifying hedging relationship for accounting purposes.  During 2010, the Company executed and terminated two “variable to fixed” interest rate swaps, designated as cash flow hedges, for the total notional amount of $15,000.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-29 on the Company’s consolidated financial statements and will adopt ASU 2010-29 during 2011.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issue Task Force). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on the Company’s consolidated financial statements and will adopt ASU 2010-28 during 2011.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) improving Disclosures about Fair Value Measurements.

The amendments in ASU 2010-06 add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The amendment is effective for interim and annual periods beginning after December 15, 2009; except for the requirement to separately disclose amounts in the Level 3 rollforward on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. Early application is permitted. The adoption of the effective portion of this guidance did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the provisions, that are effective in fiscal 2011, on the Company’s consolidated financial statements.

In October 2009, the FASB amended the Accounting Standards Codification (“ASC”) as summarized in ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 and ASU 2009-14 may have on the Company’s consolidated financial statements.

Note 2 - Acquisitions

Real Branding LLC.

Effective November 10, 2010, the Company acquired 100 percent of the equity of Real Branding LLC. (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in Los Angeles and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the North America operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services across digital consumer touchpoints.

The purchase price of $9,807 consisted of $6,000 paid in cash at closing, $182 accrued for a net working capital adjustment, and $3,625 recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business, as described below.

The Company has recorded a preliminary purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$981
Prepaid expenses and other current assets	87
Deferred income taxes	29
Property and equipment	149
Goodwill	4,481
Customer relationships	3,966
Non-compete agreements	100
Trade accounts payable	(77)
Accrued expenses	(1,188)
Other long term liabilities	(3,625)

Total cash paid at closing, net of $1,097 cash acquired	$4,903

Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014. Based on performance projections available at the date of the acquisition, the Company has recorded estimated contingent consideration of $3,990, less a present value discount of $365. The contingent consideration is payable periodically during 2012 through 2015, based on actual future performance. The Company may adjust its estimate of the contingent consideration payable when it finalizes the purchase price allocation in 2011.

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 7.0 years. The intangible asset amortization expense was $83 for the year ended December 31, 2010, and will be approximately $587 each year 2011 through 2014 and approximately $584 for 2015.

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

The purchase price was approximately $860. The Company has recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is deductible for tax purposes. A summary of the fair values assigned to the acquired net assets is as follows:

Accounts receivable	$79
Inventory	15
Property and equipment	63
Goodwill	449
Customer relationships	215
Non-compete agreements	39

Total cash paid at closing	$860

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 8.8 years. The intangible asset amortization expense was $14 for the year ended December 31, 2010, and will be approximately $41 for 2011, $34 for 2012 and $21 for 2013 through 2015.

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

Marque Brand Consultants Pty Ltd.

Effective May 31, 2008, the Company acquired 100 percent of the outstanding stock of Marque Brand Consultants Pty Ltd. (“Marque”), an Australia - based brand strategy and creative design firm that provides services to consumer products companies. The net assets and results of operations of Marque are included in the Consolidated Financial Statements in the Asia Pacific operating segment beginning June 1, 2008. This business was acquired to expand the Company’s creative design business in Australia. Having an expanded creative design capability in Australia will allow the Company to provide services for its multinational clients with Australian operations. Marque is a sister company to Perks Design Partners Pty Ltd., which the Company acquired August 1, 2007.

The purchase price of $2,470 consisted of $994 paid in cash to the seller at closing, $1,108 paid to escrow accounts, $294 paid for a net tangible asset adjustment, and $74 paid for acquisition-related professional fees. The Company recorded a purchase price allocation based on a tangible and intangible asset appraisal performed by an independent consulting firm. The goodwill ascribed to this acquisition is not deductible for tax purposes.

The Share Sale Agreement provides that the purchase price may be increased if certain thresholds of net sales and earnings before interest and taxes are exceeded for calendar years 2008 and 2009. The Company paid $235 and $447 to the former owners for  purchase price adjustments earned in years ended December 31, 2008 and December 31, 2009, respectively. The additional purchase price recorded for both years has been allocated to goodwill.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The adjustments recorded during 2010 are principally due to a reduction in the reserve for a certain vacant facility which the Company re-occupied in September 2010. The remaining reserve balance of $780 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2010.

The following table summarizes the reserve activity from 2008 through 2010:

	Beginning of			End of
	Period	Adjustments	Payments	Period

2008	$4,330	$(1,194)	$(953)	$2,183
2009	$2,183	$1,056	$(808)	$2,431
2010	$2,431	$(715)	$(936)	$780

Note 3 - Acquisition Integration and Restructuring

Actions Initiated in 2008

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under the Exit or Disposal Cost ObligationTopic of the Codification, ASC 420, and the Compensation Nonretirement Postemployment Benefits Topic, ASC 712.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the years ended December 31, 2010, 2009, and 2008, related to the cost reduction actions initiated during 2008. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,510 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2010.

			Other
	Employee Terminations	Lease Obligations	Related Costs	Total

Liability balance at December 31, 2007	$--	$--	$--	$--
New accruals	4,552	4,315	895	9,762
Cash payments	(3,259)	(224)	(895)	(4,378)
Liability balance at December 31, 2008	1,293	4,091	--	5,384
New accruals	54	1,885	--	1,939
Adjustments	(310)	(307)	--	(617)
Cash payments	(749)	(1,745)	--	(2,494)
Liability balance at December 31, 2009	288	3,924	--	4,212
New accruals	39	226	--	265
Adjustments	(161)	311	--	150
Cash payments	(24)	(1,093)	--	(1,117)

Liability balance at December 31, 2010	$142	$3,368	$--	$3,510

Actions Initiated in 2009

During 2009, the Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses.

The following table summarizes the accruals recorded and the cash payments during the years ended December 31, 2010 and 2009, related to the cost reduction actions initiated during 2009. The remaining reserve balance of $104 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2010.

	Employee	Lease
	Terminations	Obligations	Total

Liability balance at December 31, 2008	$--	$--	$--
New accruals	3,461	192	3,653
Adjustments	(14)	3	(11)
Cash payments	(2,522)	(87)	(2,609)
Liability balance at December 31, 2009	925	108	1,033
New accruals	77	31	108
Adjustments	(198)	(128)	(326)
Cash payments	(700)	(11)	(711)

Liability balance at December 31, 2010	$104	$--	$104

Actions Initiated in 2010

During 2010, the Company continued its cost reduction efforts and incurred additional costs for employee termination expenses.

The following table summarizes the accruals recorded and the cash payments during the years ended December 31, 2010, related to the cost reduction actions initiated during 2010. The remaining reserve balance of $570 is included in Accrued expenses and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2010.

Employee
Terminations

Liability balance at December 31, 2009	$--
New accruals	1,616
Adjustments	(45)
Cash payments	(1,001)

Liability balance at December 31, 2010	$570

In addition to the expense of $9,762 recorded during 2008, shown in the table above, the Company recorded fixed asset impairment charges, related to its cost reduction plan, of $628 for the year ended December 31, 2008. For the year ended December 31, 2008, the total expense of $10,390 is presented as Acquisition, integration and restructuring expense in the Consolidated Statement of Operations.

The combined expenses for the cost reduction and restructuring actions initiated in 2008 and 2009, shown in the tables above, were $4,964 for the year ended December 31, 2009. In addition to these expenses, the Company recorded additional restructuring expenses as follows: $882 related primarily to adjustments to acquisition exit reserves, $224 of asset write-offs for leasehold improvements and other fixed assets and $389 for consulting and moving fees related to the Company’s restructuring. For the year ended December 31, 2009, the total expense of $6,459 is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, and 2010, shown in the tables above, were $1,768 for the year ended December 31, 2010. In addition to these expenses, the Company recorded $206 for legal fees related to the Company’s restructuring activities during the year.  For the year ended December 31, 2010, the total expense of $1,974 is presented as Acquisition integration and restructuring expense in the Consolidated Statement of Operations.

For the years ended December 31, 2008, 2009 and 2010, the cumulative expense since the cost reductions program’s inception and yearly expense were recorded in the following segments:

	North America	Europe	Asia Pacific	Corporate	Total

Year ended December 31, 2010	$1,266	$555	$(70)	$223	$1,974
Year ended December 31, 2009	3,614	1,400	992	453	6,459
Year ended December 31, 2008	5,701	3,552	248	889	10,390

Cumulative since program inception	$10,581	$5,507	$1,170	$1,565	$18,823

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

The pretax gain on sale of assets is recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2010. The operating results of the Cactus operation are not reported as discontinued operations because the impact on the Company’s consolidated financial statements is immaterial.

Note 4 - Inventories

Inventories consist of the following:

	December 31,
	2010	2009

Raw materials	$2,146	$2,736
Work in process	15,914	16,969
Finished goods	1,112	1,771
	19,172	21,476
Less: LIFO reserve	(922)	(940)

Total	$18,250	$20,536

Note 5 - Property and Equipment

Property and equipment consists of the following:

		December 31,
	Useful Life	2010	2009

Land and improvements	10-15 years	$6,820	$6,616
Buildings and improvements	15-30 years	15,594	15,148
Machinery and equipment	3-7 years	87,005	85,209
Leasehold improvements	Life of lease	20,708	19,878
Computer software and licenses	3-7 years	23,899	19,836
		154,026	146,687
Accumulated depreciation and amortization		(105,342)	(96,440)

Total		$48,684	$50,247

Note 6 - Impairment of Long-lived Assets and Insurance Recoveries

The following table summarizes the impairment of long-lived assets by asset category for the periods presented in this Form 10-K:

	Years Ended December 31,
	2010	2009	2008

Land and buildings	$--	$1,305	$3,470
Internal use software	--	--	2,336
Other fixed assets	680	61	677
Intangible assets, other than goodwill	8	75	161

Total	$688	$1,441	$6,644

During 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment. The Company also recorded an impairment charge of $8 related to a non-compete agreement that is no longer believed to be recoverable. The expense for these write-downs is included in Impairment of long-lived assets in the Consolidated Statements of Operations in the North America operating segment.

The Company maintains insurance coverage for property loss, professional liability, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid.  During 2010, the Company received insurance settlements of $680 related to the water-damaged equipment for which impairment was recorded during 2010 and $859 related to property damage during a 2009 flood at one of its North American operations, as well as $119 for business interruption coverage related to the 2010 damaged production equipment. During 2009, the Company recorded an insurance recovery of $835, related to professional liability coverage. In addition, during 2010 the Company received a directors and officers liability insurance settlement in the amount of $1,196 representing reimbursement of certain expenses related to the Company’s ongoing SEC investigation. See Note 19 – Contingencies for further information related to the SEC investigation.

The table below summarizes where the insurance recoveries for the years ended December 31, 2010 and December 31, 2009 are reflected in the Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009	2008

Cost of sales:
Business interruption and professional liability coverages	$119	$835	$--

Selling, general and administrative expenses:
Property and professional liability coverages	2,735	--	--

Total insurance recoveries	$2,854	$835	$--

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

The expense for these write-downs in both 2009 and 2008 is included in Impairment of long-lived assets in the Consolidated Statements of Operations and was recorded in the North America operating segment. In addition, the Company reclassified the adjusted carrying value of the remaining property from held for sale to held and used at December 31, 2009, because the sale of the property during the next twelve months was unlikely.

During 2009, the Company recorded an impairment charge of $61 related to fixed assets in the North America segment and an impairment charge of $75 related to a customer relationship intangible asset, for which the carrying value could not be supported by future cash flows, in the Europe segment. Both of these charges are included in Impairment of long-lived assets in the Consolidated Statements of Operations. Additionally, the Company incurred $210 of fixed asset impairments in 2009 relating to its restructuring and cost reduction plan, included in Acquisition integration and restructuring expense in the Consolidated Statements of Operations. These charges were principally incurred in the Asia Pacific operating segment. Refer to Note 3 – Acquisition Integration and Restructuring for further information.

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

The Company also recorded a $468 impairment charge in 2008 to write-down certain fixed assets of its large format print operation to fair value. The expense was recorded in the North America segment. Also, included in the Impairment of long-lived assets in the Consolidated Statement of Operations for 2008, is $209 of additional fixed asset impairments, mainly related to leasehold improvements at a production facility where the lease was terminated prior to the contractual lease termination date. This expense was recorded mainly in the North America segment. In addition, the Company recorded $161 of impairment charges related to customer relationship intangible assets where future cash flows could not support the carrying values. This impairment charge was recorded mainly in the North America operating segment. Additionally, the Company incurred $628 of fixed asset impairments in 2008 relating to its restructuring and cost reduction plan, included in Acquisition integration and restructuring expense in the Consolidated Statements of Operations. Refer to Note 3 – Acquisition Integration and Restructuring for further information.

Note 7 - Goodwill and Other Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350.  Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1st each year.

The Company performed the required goodwill impairment tests for 2010 and 2009 as of October 1, 2010 and October 1, 2009, respectively. The Company allocated its goodwill on a geographic basis to its operating segments, which were determined to be reporting units in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill for either year.

The Company performed its 2008 impairment test as of October 1, 2008 and determined that goodwill was impaired by $48,041, which was recorded in the fourth quarter of 2008. The Company recorded the impairment charge in its operating segments as follows: North America – $14,334, Europe – $32,703 and Asia Pacific – $1,004. The goodwill impairment reflected the decline in global economic conditions and general reduction in consumer and business confidence experienced during the fourth quarter of 2008.

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

Effective September 30, 2010, the Company sold certain operating assets of its Canadian large format operation, known as Cactus. The Company determined that approximately $50 of its North America segment goodwill should be allocated to the Cactus operation and recorded a charge for this amount in the third quarter of 2010. See Note 3 – Acquisition Integration and Restructuring for further information regarding the asset sale.

The changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2010 and 2009 were as follows:

	North		Asia
	America	Europe	Pacific	Total
Cost:
December 31, 2008	$183,806	$33,977	$6,993	$224,776
Acquisitions	--	177	--	177
Additional purchase accounting adjustments	40	(415)	526	151
Adjustments to exit reserves	(78)	--	--	(78)
Adjustments to exit reserve present value	6	--	--	6
Foreign currency translation	2,989	2,945	901	6,835
December 31, 2009	186,763	36,684	8,420	231,867
Acquisitions	4,481	449	--	4,930
Additional purchase accounting adjustments	--	35	--	35
Goodwill allocated to operations sold	(50)	--	--	(50)
Foreign currency translation	1,037	(1,314)	821	544

December 31, 2010	$192,231	$35,854	$9,241	$237,326

Accumulated impairment:
December 31, 2008	$(13,578)	$(26,316)	$(845)	$(40,739)
Foreign currency translation	(701)	(2,515)	(248)	(3,464)
December 31, 2009	(14,279)	(28,831)	(1,093)	(44,203)
Foreign currency translation	(244)	898	(151)	503

December 31, 2010	$(14,523)	$(27,933)	$(1,244)	$(43,700)

Net book value:
December 31, 2008	$170,228	$7,661	$6,148	$184,037
December 31, 2009	$172,484	$7,853	$7,327	$187,664
December 31, 2010	$177,708	$7,921	$7,997	$193,626

The Company’s other intangible assets subject to amortization are as follows:

		December 31, 2010
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.8 years	$55,676	$(19,215)	$36,461
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	921	(778)	143
Trade names	2.8 years	753	(719)	34
Contract acquisition cost	3.0 years	1,220	(580)	640

	13.1 years	$59,732	$(22,454)	$37,278

		December 31, 2009
	Weighted Average Life	Cost		Accumulated Amortization	Net

Customer relationships	14.3 years	$51,647		$(15,326)	$36,321
Digital images	5.0 years	450		(420)	30
Developed technologies	3.0 years	712		(712)	--
Non-compete agreements	3.6 years	744		(588)	156
Trade names	2.7 years	732		(681)	51
Contract acquisition cost	3.0 years	1,220		(173)	1,047

	13.3 years	$55,505	$	$(17,900)	$37,605

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been its experience that customers are reluctant to change suppliers. During 2010 the Company recorded an impairment charge of $8 in the North America segment for the remaining carrying value of a non-compete asset which no longer had value. During 2009 the Company recorded an impairment charge of $75 in the Europe operating segment for a digital image asset for which future cash flows did not support the carrying value. In 2008 the Company recorded impairment charges in the North America operating segment of $161 for customer relationship assets for which future cash flows did not support the carrying value. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Operations. Amortization expense for each of the next five years is expected to be approximately $4,807 for 2011, $4,613 for 2012, $4,348 for 2013 and 2014 and $3,537 for 2015.

Note 8 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009

Accrued employee compensation	$18,478	$17,795
Deferred revenue	11,347	10,583
Multiemployer pension withdrawal	8,850	9,151
Other payroll-related expenses	5,732	3,226
Deferred lease costs	3,322	3,817
Accrued sales & use tax	2,443	3,976
Vacant property reserve	2,374	1,564
Accrued customer rebates	1,842	587
Accrued professional fees	1,792	2,481
Restructuring reserves	1,545	3,347
Accrued interest	680	765
Facility exit reserve	664	1,225
Accrued property taxes	629	628
Other	4,309	4,934

Total	$64,007	$64,079

Note 9 - Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2010	2009

Deferred compensation	$3,931	$2,630
Acquisition contingent consideration	3,625	--
Deferred revenue	3,276	2,931
Vacant property reserve	2,910	3,660
Restructuring reserve	2,639	1,898
Employment tax reserve	1,709	1,848
Reserve for uncertain tax positions	1,380	1,635
Facility exit reserve	116	1,206
Other	110	112

Total	$19,696	$15,920

During 2010 and 2009, the Company recorded adjustments to several vacant property and exit reserves. The adjustments reflect changes in the projections of future costs for the vacant facilities due to reoccupation of vacated space, new sublease agreements executed and other changes in future cost and sublease income assumptions.  Expenses of $325 and $1,170, resulting from adjustments to exit reserves and vacant property reserves, were recorded in 2010 and 2009, respectively. An adjustment of $72  to a facility exit reserves was recorded as a credit  to goodwill during 2009, as the affected reserve was initially recorded as an exit reserve in connection with an acquisition in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25.

Note 10 - Debt

Debt obligations consist of the following:

	December 31,
	2010	2009

Revolving credit agreement	$21,201	$19,850
Series A senior note payable - Tranche A	5,530	7,374
Series A senior note payable - Tranche B	4,916	6,145
Series C senior note payable	-	8,602
Series D senior note payable	17,206	17,206
Series E senior note payable	17,206	17,206
Other	608	1,182
	66,667	77,565
Less amounts due in one year or less	(29,587)	(12,858)

Total	$37,080	$64,707

Annual maturities of debt obligations at December 31, 2010 are as follows:
2011	$29,587
2012	32,779
2013	3,072
2014	1,229

$66,667

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

Borrowings and Debt Agreements at December 31, 2010

In December 2003, the Company entered into a private placement of debt (the “2003 Private Placement”) to provide long-term financing. The terms of the Note Purchase Agreement relating to this transaction, as amended, provided for the issuance and sale by the Company of two series of notes: Tranche A, for $15,000, payable in annual installments of $2,143 from 2007 through 2013, and Tranche B, for $10,000, payable in annual installments of $1,429 from 2008 through 2014.  The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Under the original terms, the Tranche A note was payable in annual installments of $2,143 from 2007 to 2013, and the Tranche B note was payable in annual installments of $1,429 from 2008 to 2014. Pursuant to the 2009 amendment, $1,871 of the combined principal of the two notes was paid at closing and $624 was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original installment amounts. Under the amended terms, the remaining balance of the Tranche A note is payable in annual installments of $1,843 from 2009 to 2013, and the remaining balance of the Tranche B note is payable in annual installments of $1,229 from 2010 to 2014. As amended, the Tranche A and Tranche B notes bear interest at 8.90 percent and 8.98 percent, respectively. The combined remaining balance of the of the Tranche A and Tranche B notes, $10,446, is included on the December 31, 2010 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $7,374 is included in Long-term debt.

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

This credit facility has since been terminated in connection with the Company’s January 2010 refinancing. See “2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments” below. The total balance outstanding under the Company’s current revolving credit facility at December 31, 2010 was $21,201 and is included on the December 31, 2010 Consolidated Balance Sheets as follows: $8,700 is included in Current portion of long-term debt and $12,501 is included in Long-term debt.

In January 2005, the Company entered into a Note Purchase and Private Shelf Agreement (the “2005 Private Placement”) with Prudential Investment Management Inc, pursuant to which the Company sold $50,000 in a series of three Senior Notes. The first note, in the original principal amount of $10,000, matured in January 2010. The second and third notes, each in the original principal amount of $20,000, mature in January 2011 and January 2012, respectively. The terms of these notes were amended in June 2009. See “2009 Amendments to Revolving Credit Facility and Note Purchase Agreements” below. Pursuant to the 2009 amendment, $5,240 of the combined principal of the three notes was paid at closing and $1,746 was paid later in June 2009, with the payments being applied on a prorata basis to reduce the original maturity amounts shown above. Under the revised payment schedule, $8,602 matured in January 2010, and $17,206 will mature in both 2011 and 2012. Additionally as amended, the second and third notes bear interest at 8.99 percent and 9.17 percent, respectively. The total outstanding balance of these notes, $34,412, is included on the December 31, 2010 Consolidated Balance Sheets as follows: $17,206 is included in Current portion of long-term debt and $17,206 is included in Long-term debt.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at December 31, 2010.

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

•
prohibited the Company from repurchasing its shares without lender consent and restricted future dividend payments by the Company (beginning with the first dividend declared after March, 2009) to an aggregate $300 per fiscal quarter, or approximately $0.01 per share based on the number of shares of common stock currently outstanding;

•	required the Company to obtain lender approval of any acquisitions;

•	revised the Company’s minimum consolidated net worth covenant to be based on 90 percent of the Company’s consolidated net worth as of March 31, 2009;

•	reduced the amount of the Company’s permitted capital expenditures to $17,500, from $25,000, during any fiscal year; and

•	provided a waiver for any noncompliance with certain financial covenants.

In addition, all amounts due under the credit facility and the outstanding senior notes became fully secured through liens on substantially all of the Company’s and its domestic subsidiaries’ personal property.

As part of the credit facility amendments, the note purchase agreements associated with the Company’s outstanding senior notes were amended to include financial and other covenants that were the same as or substantially equivalent to the revised financial and other covenants under the amended credit facility. The amended credit facility was terminated upon entry into a new facility in 2010, as discussed below.

2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At December 31, 2010 the applicable margin was 250 basis points, resulting in an interest rate at closing of 2.75 percent.

Borrowings under the facility will be used for general corporate purposes, such as working capital and capital expenditures. Additionally, together with anticipated cash generated from operations, the unutilized portion of the credit facility is expected to be available to provide financing flexibility and support in the funding of principal payments due in 2011 and succeeding years on the Company’s other long-term debt obligations.

Outstanding obligations due under the facility continue to be secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at December 31, 2009 and 2010.

Concurrently with its entry into the Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Agreement described above.

Effective November 17, 2010, the Company entered into Amendment No.1 (the “Credit Facility Amendment”) to the Credit Agreement. Pursuant to the Credit Facility Amendment, the amount of restricted payments, including dividends and stock repurchases, permitted to be made by the Company per year (the “Annual Restricted Payments”) was increased from $5,000 per fiscal year to an amount not to exceed $14,000 for the period January 1, 2011 through the credit facility termination date (July 12, 2012), provided that any such restricted payments may not exceed $10,000 in the aggregate for any four consecutive fiscal quarters during the aforementioned period.  In addition to the annual restricted payment provisions, the Credit Facility Amendment provides that the Company may make one or more additional restricted payments on or before December 31, 2011 that in the aggregate amount do not exceed $13,000. The Credit Facility Amendment also decreased the Company’s maximum cash flow leverage ratio for periods ending on and after December 31, 2010.

Concurrently with its entry into the Credit Facility Amendment, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Facility Amendment described above.

Deferred Financing Fees

Prior to the June 2009 amendments to its debt agreements, the Company had $173 of unamortized deferred financing fees relating to its original revolving credit agreement and the 2005 and 2003 Private Placements. In accordance with the Debt – Modifications and Extinguishments Subtopic of the Codification, ASC 470-50, the Company has written-off $31 of the previously unamortized deferred finance costs related to its revolving credit facility in proportion to the decrease in its revolving credit limit from $115,000 to $80,000. In accordance with ASC 470-50, fees paid to lenders and third parties to obtain the amended revolving credit facility, amounting to $866, were capitalized as deferred financing fees and were amortized based on the remaining term of the original revolving credit agreement, which expired January 31, 2010. For the years ended December 31, 2010 and 2009, $108 and $758, respectively, of these deferred financing fees had been amortized and are included in Interest expense on the respective Consolidated Statements of Operations.

For the amendments to the 2005 Private Placement and the 2003 Private Placement, the Company has followed the Debt – Modifications and Extinguishments Subtopic of the Codification, ASC 470-50, for situations where the modifications are not accounted for as being similar to debt extinguishments. As a result, no gain or loss has been recognized from the modifications. The fees and costs associated with the modifications have been recorded as follows: 1) the amendment fees of $304 paid to the lenders have been capitalized as deferred financing fees and will be amortized over the life of the amended agreements; 2) fees paid to third parties of $233 have been expensed as incurred; 3) the previously unamortized deferred financing fees of $73 related to the original 2005 and 2003 Private Placements will be amortized over the life of the amended agreements.

In connection with the 2010 refinancing of the revolving credit facility, the Company capitalized $1,171 of legal fees as deferred financing fees during the year ended December 31, 2010 and began amortizing them based on the term of the new credit agreement, which expires on July 12, 2012. At December 31, 2010, $368 of these deferred financing fees had been amortized and are included in interest expense on the Consolidated Statement of Operations for the year ended December 31, 2010.

The total amortization of deferred financing fees was $674, $1,027 and $168 for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, and is included in Interest expense on the Consolidated Statements of Operations.

Note 11 - Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2010	2009	2008

United States	$30,424	$13,918	$(23,450)
Foreign	11,980	13,176	(39,666)

Total	$42,404	$27,094	$(63,116)

The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(5,177)	$103	$1,219
State	(194)	(118)	887
Foreign	4,006	4,412	3,236
	(1,365)	4,397	5,342
Deferred:
Federal	10,347	2,771	(6,104)
State	1,210	1,097	(1,768)
Foreign	(208)	(668)	(580)
	11,349	3,200	(8,452)

Total	$9,984	$7,597	$(3,110)

The Company’s effective tax rate for the year ended December 31, 2010 is 23.5 percent as compared with 28.0 percent for 2009. The current year’s effective rate reduction was primarily the result of an increase in the amount of tax benefits from the release of uncertain tax positions, net of federal and state benefits, of $6,573.

Reconciliation between the provision for income taxes for continuing operations computed by applying the United States (“U.S.”) federal statutory tax rate to income (loss) before incomes taxes and the actual provision is as follows:

	Years ended December 31,
	2010	2009	2008

Income taxes at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Uncertain tax positions	(15.5)	2.7	(7.1)
Foreign rate differential	(6.5)	(3.5)	(1.1)
Withholding tax expense	4.1	--	--
State income taxes	3.2	2.6	2.0
Nondeductible expenses	1.8	2.2	3.0
Deferred tax asset valuation allowance	1.7	--	(10.8)
Indemnification settlement	--	(6.4)	--
Federal examination settlement	--	(5.1)	--
Remediation adjustments	--	--	0.8
Nondeductible impairment charges	--	--	(16.6)
Other, net	(0.3)	0.5	(0.3)

	23.5%	28.0%	4.9%

Temporary differences and carryforwards giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2010	2009

Deferred income tax assets:
Operating loss carryforwards	$16,703	$16,997
Income tax credits	6,913	6,601
Capital loss carryforwards	6,814	7,287
Accruals and reserves not currently deductible	2,978	3,160
Deferred expenses	2,723	1,894
Restructuring reserves	1,802	3,561
Multiemployer pension withdrawal liability	--	3,654
Other	5,878	4,648
Deferred income tax assets	43,811	47,802
Valuation allowances	(28,123)	(26,765)

Deferred income tax assets, net	15,688	21,037

Deferred income tax liabilities:
Domestic subsidiary stock	(8,447)	(8,553)
Inventory	(6,304)	(87)
Intangible assets	(4,109)	(3,737)
Depreciation and amortization	(3,042)	(2,784)
Other	(4,966)	(5,724)

Deferred income tax liabilities	(26,868)	(20,885)

Total	$(11,180)	$152

As of December 31, 2010, the Company has U.S. federal and state net operating loss carry forwards of $1,552 and $60,497, respectively, $42,787 of foreign net operating loss carry forwards, $24,305 of foreign capital loss carry forwards, and various U.S. and non–U.S. income tax credit carry forwards of $2,132 and $4,781, respectively, which will be available to offset future income tax liabilities. If not used, $1,552 of U.S. federal net operating loss carry forwards will expire in 2023 to 2026, state net operating losses will begin to expire in 2017, and foreign net operating losses have no expiration period. Certain of these carry forwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $28,123 at December 31, 2010. The Company has total foreign tax credit carryforwards of $1,911, offset by a valuation allowance of $1,409 in 2010. The Company has the ability to claim a deduction for these credits prior to expiration, and thus the net carrying value of the credits of $502 assumes that a deduction would be claimed instead of a tax credit. If unutilized, these U.S. foreign tax credits will begin to expire in 2016.

The Company’s income in India is currently under a tax holiday until March 2011. The impact of the tax holiday on the effective tax rate is immaterial.

The undistributed earnings of foreign subsidiaries were approximately $55,894 and $44,387 at December 31, 2010 and 2009, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $2,500 to $3,500. Of the total amount of unrecognized tax benefits of $4,249, approximately $500 would reduce the effective tax rate. With the adoption of ASC 805, effective January 1, 2009, increases or decreases to unrecognized tax benefits established in purchase accounting will be recorded as part of the income tax provision as opposed to goodwill.

All federal income tax returns of Schawk, Inc. and its domestic subsidiaries are closed through tax year 2008. In April 2010, Schawk received approval from the Joint Committee of Taxation for the 2008 carryback claim for 2008 net operating losses that resulted in the commencement of an examination of its 2006 to 2008 tax years. The largest contributing factor to the 2008 net operating loss is related to the Company’s filing of a change in accounting method which allows the Company to expense costs as incurred as opposed to capitalizing into inventory those costs associated with providing graphic services, brand strategy and design software to its customers. The Internal Revenue Service approved the method change in January 2010.

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

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2010 and 2009, the Company recognized $553 and $719 in net interest expense, respectively. The Company had approximately $317 and $1,878 of accrued interest expense and penalties for December 31, 2010, and 2009, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at January 1	$16,259	$8,194	$13,597
Reductions related to settlements	(12,055)	(549)	(3,699)
Additions related to tax positions in prior years	536	8,587	3,009
Reductions due to statute closures	(292)	(69)	(4,606)
Reductions for tax positions in prior years	(112)	(50)	---
Foreign currency translation	(87)	146	(107)

Balance at December 31	$4,249	$16,259	$8,194

Note 12 - Related Party Transactions

The Company leases land and a building from a related party. See Note 13 – Leases and Commitments.

Note 13 - Leases and Commitments

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was in $574 in 2010, $756 in 2009 and $725 in 2008.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Some of the leases contain renewal options and leasehold improvement incentives. Leasehold improvement incentives received from landlords are deferred and recognized as a reduction of rent expense over the respective lease term. Rent expense is recorded on a straight-line basis, taking into consideration lessor incentives and scheduled rent increases. Total rent expense incurred under all operating leases was approximately $13,185, $13,660 and $14,842, for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2010:

	Operating Leases
	Gross rents	Subleases	Net rents

2011	$13,952	$(1,080)	$12,872
2012	12,477	(879)	11,598
2013	8,714	(583)	8,131
2014	6,988	(583)	6,405
2015	3,001	(388)	2,613
Thereafter	5,964	(860)	5,104

	$51,096	$(4,373)	$46,723

The Company has a deferred compensation agreement with the Chairman of the Board of Directors dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50 percent of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2010 and December 31, 2009, which is included in Other long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6 percent discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible.

The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $1,362 and $1,134 at December 31, 2010 and December 31, 2009, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

Note 14 - Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. During 2010, the Company re-instated its matching contribution to the 401K plan which it had suspended during the first quarter of 2009 as part of its cost reduction efforts. The plan in 2010 provides for a match of employee contributions based on the Company’s performance to a target of earnings before interest, taxes, depreciation and amortization, whereas in prior years it was based on a discretionary percentage determined by management. The matching contribution was 2.5 percent of compensation for 2010 and 5.0 percent of compensation in 2008. Contributions to the plans were $2,060, $384 and $4,473 in 2010, 2009 and 2008, respectively. In addition, the Company’s European subsidiaries contributed $771, $671 and $695 to several defined-contribution plans for their employees in 2010, 2009 and 2008, respectively.

The Company is required to contribute to certain union sponsored defined benefit pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $972, $981 and $1,391 in 2010, 2009 and 2008, respectively.

The Company has participated in the Supplemental Retirement and Disability Fund (SRDF) pursuant to collective bargaining agreements with the Graphic Communications Union (GCU) and its various locals covering employees working at various facilities, including the Company’s facilities in Minneapolis, MN and Cherry Hill, NJ. Effective May 1, 2008, the SRDF decided to meet its obligations under the Pension Protection Act of 2006 by substantially increasing contributions required by participating employers. In the fourth quarter of 2008, the Company decided to terminate participation in the Supplemental Retirement and Disability Fund for employees of its Minneapolis, MN and Cherry Hill, NJ facilities and in March 2009 formally notified the Board of Trustees of the union’s pension fund that they would no longer be making contributions for these facilities to the union’s plan.  In accordance with ERISA Section 4203 (a), 29 U.S. C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7,254 to reflect this obligation. At December 31, 2009, the Company recorded an additional expense of $1,800 as a result of updates to the assumptions used in the termination withdrawal calculation. During the fourth quarter of 2010, the Company entered into a settlement and release agreement with the pension fund to settle the withdrawal liability for a total of $9,000, and recorded income of $200 to reduce the Company’s liability to the agreed amount. The expense for 2008 through 2010 associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal (income) expense on the Consolidated Statement of Operations. At December 31, 2010, the Company had recorded a liability of $8,850, included in Accrued expenses on the Consolidated Balance Sheets. This liability reflects the $9,000 settlement amount less the first installment of $150 paid before year-end 2010. The Company will pay $450 of the remaining liability in the first quarter of 2011, with the balance of $8,400 due in the second quarter of 2011.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The number of shares issued for this plan was 26 in 2010, 70 in 2009, and 60 in 2008. The shares were issued at a 5 percent discount from the end-of-quarter closing market price of the Company’s common stock. The discount from market value was $23 in 2010, $29 in 2009 and $41 in 2008.

The Company has collective bargaining agreements with production employees representing approximately 11 percent of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2011 through 2012. The percentage of employees covered by contracts expiring within one year is approximately 7 percent.

Note 15 - Stock Based Compensation

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

The Company adopted ASC 718 using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2007 and December 31, 2006 included compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of ASC 718 and using an accelerated expense attribution method. Compensation expense during the three years ended December 31, 2010 for share-based awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of  ASC 718 and is computed using the straight-line expense attribution method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of ASC 718.

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc. 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2006 Plan vest over a three-year period. The total number of shares of common stock available for issuance under the 2006 Plan is 570 as of December 31, 2010. No additional shares have been reserved for issuance under the 2006 Plan.

The Company issued 108, 217 and 189 stock options, as well as 85, 153 and 66 restricted shares, during the years ended December 31, 2010, 2009 and 2008, respectively, under the 2006 Plan.

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

The Company issued 15 stock options each year during 2010, 2009 and 2008, respectively, to its directors under the Outside Directors Stock Option Plan.

The Company recorded $886, $942 and $866 of compensation expense relating to outstanding options during the years ended December 31, 2010 and 2009, and 2008, respectively.

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

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2010, 2009 and 2008 using the Black-Scholes option pricing model:

	2010		2009		2008

Expected dividend yield	0.76 - 1.24%		1.34 - 1.39%		0.81 - 0.83%
Expected stock price volatility	47.75-51.32%		43.75-43.80%		31.50-34.80%
Risk-free interest rate range	1.79 - 3.26%		2.79 - 3.33%		2.98 - 3.75%
Weighted-average expected life	6.53 - 7.40	years	6.81 - 7.21	years	6.50 - 7.50	years
Forfeiture rate	1.00 - 3.00%		0.85 - 1.00%		1.00 - 2.00%
Total fair value of options granted	$822		$679		$1,174

The following table summarizes the Company’s activities with respect to its stock option plans for 2010, 2009 and 2008 (in thousands, except price per share and contractual term):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding January 1, 2008	2,973	$12.45
Granted	204	$15.87
Exercised	(143)	$9.97
Cancelled	(115)	$15.85
Outstanding December 31, 2008	2,919	$12.40	4.30	$3,374
Granted	232	$6.95
Exercised	(169)	$8.33
Cancelled	(477)	$12.17
Outstanding December 31, 2009	2,505	$12.81	4.87	$5,944
Granted	128	$14.18
Exercised	(559)	$9.46
Cancelled	(20)	$13.22
Outstanding December 31, 2010	2,054	$13.77	4.85	$13,978
Vested at December 31, 2010	1,734	$14.19	3.63	$11,084
Exercisable at December 31, 2010	1,734	$14.19	3.63	$11,084

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $6.67, $2.93 and $5.76, respectively. The total intrinsic value for options exercised during the years ended December 31, 2010, 2009 and 2008, respectively, was $3,819, $433 and $456.

Cash received from option exercises under all plans for the years ended December 31, 2010, 2009 and 2008 was approximately $5,288, $1,389 and $1,432, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $1,109, $222 and $100, respectively, for the years ended December 31, 2010, 2009 and 2008.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average Remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.20 - $8.26	176	8.3	$6.96	43	$6.98
8.26 - 10.33	520	1.5	$9.35	520	$9.35
10.33 - 12.39	40	1.9	$10.62	40	$10.62
12.39 - 14.45	501	4.3	$13.95	409	$14.19
14.45 - 16.52	166	7.3	$15.88	92	$15.81
16.52 - 18.58	203	6.2	$18.04	192	$18.04
18.58 - 20.65	433	4.5	$18.90	433	$18.90
20.65 - 21.08	15	8.8	$21.04	5	$21.08

	2,054			1,734

As of December 31, 2010, 2009 and 2008 there was $879, $974 and $1,311, respectively, of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of 2 years. A summary of the Company’s nonvested option activity for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands, except price per share and contractual term):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January1, 2008	255	$6.25
Granted	204	$5.76
Vested	(107)	$6.23
Forfeited	(28)	$6.15
Nonvested at December 31, 2008	324	$5.95
Granted	232	$2.93
Vested	(146)	$5.87
Forfeited	(24)	$4.22
Nonvested at December 31, 2009	386	$4.26
Granted	128	$6.67
Vested	(186)	$4.49
Forfeited	(8)	$4.54

Nonvested at December 31, 2010	320	$4.93

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

The Company recorded $1,000, $795 and $519 of compensation expense relating to restricted stock during years ended December 31, 2010, 2009 and 2008, respectively.

A summary of the restricted share activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per share

Outstanding at January 1, 2008	58	$18.04
Granted	66	$15.90
Forfeited	(6)	$18.32
Outstanding at December 31, 2008	118	$16.84
Granted	153	$6.94
Vested – restriction lapsed	(23)	$10.37
Forfeited	(11)	$18.32
Outstanding at December 31, 2009	237	$10.70
Granted	85	$13.83
Vested – restriction lapsed	(39)	$16.93
Forfeited	(7)	$10.39

Outstanding at December 31, 2010	276	$10.90

As of December 31, 2010, 2009 and 2008, there was $1,316, $1,227 and $1,086, respectively, of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of approximately 2.0 years.

Employee Share-Based Compensation Expense

The table below shows the amounts recognized in the financial statements for the three years ended December 31, 2010 for share-based compensation related to employees. The expense is included in selling, general and administrative expenses in the Consolidated Statement of Operations.

	2010	2009	2008

Total cost of share-based compensation	$1,886	$1,737	$1,385
Income tax	(438)	(351)	(263)

Amount charged against income	$1,448	$1,386	$1,122

Impact on net income per common share:
Basic	$0.06	$0.06	$0.04
Diluted	$0.06	$0.06	$0.04

There were no amounts related to employee share-based compensation capitalized as assets during the three years ended December 31, 2010.

Note 16 – Indemnity Settlement

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

During 2006, Kohlberg filed a Declaratory Judgment Complaint in the state of New York seeking the release of the $10,000 held in escrow. The Company filed a cross-motion for summary judgment asserting that it had valid claims against the amounts held in escrow and that, as a result, such funds should not be released to Kohlberg, but rather paid out to the Company.  Kohlberg denied that it had any indemnity obligations to the Company. On April 9, 2009, the court entered an order denying both parties’ cross-motions for summary judgment. As of June 30, 2009, the Company had a receivable from Kohlberg on its Consolidated Balance Sheets in the amount of $4,214, for a Seven Worldwide Delaware unclaimed property liability settlement and certain other tax settlements paid by the Company for pre-acquisition tax liabilities and related professional fees.  In addition, in February 2008, the Company paid $6,000 in settlement of Internal Revenue Service audits of Seven Worldwide, Inc., that had been accrued as of the acquisition date for the pre-acquisition years of 1996 to 2003.

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

Note 17- Earnings (Loss) Per Share

Basic earnings (loss) per share and diluted earnings (loss) per share are shown on the Consolidated Statements of Operations. Basic earnings (loss) per share is computed by dividing net income by the weighted average shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of common shares and common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders.

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	2010	2009	2008

Net income (loss)	$32,420	$19,497	$(60,006)

Weighted average shares-Basic	25,465	24,966	26,739
Effect of dilutive stock options	418	35	--

Weighted average shares-Diluted	25,883	25,001	26,739

Basic earnings (loss) per common share	$1.27	$0.78	$(2.24)
Dilutive earnings (loss) per common share	$1.25	$0.78	$(2.24)

Options to purchase 905 shares of Class A common stock at an exercise price from $12.87 - $21.08 per share were outstanding at December 31, 2010, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through October 18, 2020.

Options to purchase 2,236 shares of Class A common stock at an exercise price from $6.94 - $21.08 per share were outstanding at December 31, 2009, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through April 9, 2019.

Since the Company was in a loss position for the year ended December 31, 2008, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. At December 31, 2008, potentially dilutive options to purchase 478 shares of Class A common stock were not included in the diluted per share calculations because they would be antidilutive. In addition, Options to purchase 1,436 shares of Class A common stock at exercise prices ranging from $14.25 - $21.08 per share were outstanding at December 31, 2008, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through September 9, 2018.

Note 18 - Segment and Geographic Reporting

The Company’s service offerings include strategic, creative and executional services related to three core competencies: graphic services, brand strategy and design, and software. Graphic services and brand strategy and design represented approximately 97 percent of the Company’s revenues in 2010, with software sales representing the remaining 3 percent.

These services are provided to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. In 2010 and 2009, the Company’s largest client accounted for approximately $44,328, or 9.6 percent, and $42,496, or 9.4 percent, respectively, of its total revenues, in the North America operating segment. In 2010 and 2009, the 10 largest clients in the aggregate accounted for 44.0 percent and 41.3 percent, respectively, of revenues. The Company’s services are provided with an employment force of approximately 3,200 employees worldwide, of which approximately 11 percent are production employees represented by labor unions. The percentage of employees covered by union contracts that expire within one year is approximately 7 percent.

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

Segment information relating to results of continuing operations was as follows:

	2010	2009	2008
Sales to external customers:
North America	$399,658	$390,713	$425,055
Europe	66,238	67,409	71,040
Asia Pacific	31,393	29,348	28,630
Intercompany sales elimination	(36,663)	(35,024)	(30,541)

Total	$460,626	$452,446	$494,184

Operating segment income (loss):
North America	$68,428	$56,734	$23,848
Europe	3,812	3,836	(37,324)
Asia Pacific	4,855	7,389	1,366
Corporate	(27,529)	(32,175)	(44,445)
Operating income (loss)	49,566	35,784	(56,555)
Interest expense, net	(7,162)	(8,690)	(6,561)

Income (loss) before income taxes	$42,404	$27,094	$(63,116)

Depreciation and amortization expense:
North America	$10,931	$11,601	$12,783
Europe	2,760	3,075	3,344
Asia Pacific	1,208	1,008	935
Corporate	2,712	2,969	3,689

Total	$17,611	$18,653	$20,751

The operating segment income (loss) for 2008 includes goodwill impairment charges as follows: North America segment-$14,334; Europe segment-$32,703; and Asia Pacific segment-$1,004.

The Corporate operating loss for 2008 includes the following charges: $7,254 for employer pension withdrawal expense; $6,800 for expenses related to remediation of material weaknesses and SEC investigation; and $2,336 for Impairment of long-lived assets.

The Corporate operating loss for 2010 includes $200 recorded as income for pension withdrawal as compared to  2009 which included a $1,800 expense for pension withdrawal and a credit of $4,986 for an indemnity settlement.

The North America operating income for 2009 includes a $1,305 charge for impairment of land and buildings.

Segment information related to total assets and expenditure for long-lived assets was as follows:

	2010	2009

Total Assets:
North America	$348,440	$320,655
Europe (1)	74,319	44,508
Asia Pacific	23,903	21,839
Corporate (2)	3,197	29,217

Total	$449,859	$416,219

(1) The increase in total assets is mainly the result of a temporary intercompany cash transfer in December 2010.
(2) The decrease in total assets is mainly the result of year-over-year change in deferred tax assets and a temporary intercompany cash transfer in 2010.

	2010	2009	2008
Expenditures for long-lived assets:
North America	$5,464	$3,653	$10,404
Europe	1,712	618	2,233
Asia Pacific	1,924	898	1,425
Corporate	3,105	88	850

Total	$12,205	$5,257	$14,912

Summary financial information for continuing operations by country for 2010, 2009 and 2008 is as follows:

	United States	Canada	Europe	Other	Total

2010
Sales	$333,833	$34,790	$65,209	$26,794	$460,626
Long-lived assets	$42,176	$2,982	$4,308	$5,629	$55,095

2009
Sales	$328,442	$35,071	$62,558	$26,375	$452,446
Long-lived assets	$44,720	$3,571	$4,305	$3,656	$56,252

2008
Sales	$348,469	$45,976	$67,764	$31,975	$494,184
Long-lived assets	$51,059	$3,890	$4,889	$3,650	$63,488

Sales are attributed to countries based on the point of origin of the sale. Approximately 9.6 percent of total revenues came from the Company’s largest single client for the year ended December 31, 2010.

Long-lived assets include property, plant and equipment assets stated at net book value and other non-current assets that are identified with the operations in each country.

Note 19 - Contingencies

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

Note 20 - Quarterly Financial Data (unaudited)

Schawk, Inc. maintains its financial records on the basis of a fiscal year ending December 31. The unaudited quarterly data for 2010 and 2009 is presented below:

	Quarters ended
Year 2010	March 31, 2010	June 30, 2010 (1)	September 30, 2010	December 31, 2010 (2)
(in thousands, except per share amounts)
Net sales	$111,708	$117,840	$112,562	$118,516
Cost of sales	69,833	71,016	68,768	72,453
Gross profit	41,875	46,824	43,794	46,063

Selling, general and administrative expenses	32,634	30,604	29,030	31,954
Acquisition integration and restructuring expense	219	502	16	1,237
Foreign exchange loss (gain)	1,817	(267)	694	62
Impairment of long-lived assets	680	--	--	8
Multiemployer pension withdrawal (income) expense	--	--	500	(700)

Operating income	6,525	15,985	13,554	13,502

Other income (expense):
Interest income	8	8	15	8
Interest expense	(1,988)	(1,771)	(1,642)	(1,800)

Income before income taxes	4,545	14,222	11,927	11,710
Income tax provision (benefit)	2,025	(1,583)	4,154	5,388

Net income	$2,520	$15,805	$7,773	$6,322

Earnings per share
Basic	$0.10	$0.62	$0.30	$0.25
Diluted	$0.10	$0.61	$0.30	$0.24

(1)
Results for the second quarter of 2010 were favorably impacted by a decrease in the effective tax rate for the quarter. The decrease in the effective tax rate was principally due to a discrete period tax benefit related to the release of uncertain tax positions, net of federal and state benefits, of $6,346, of which $5,630 resulted from the receipt of approval from the Joint Committee on Taxation related to a U. S. federal audit and $716 resulted from other favorable state and international tax settlements and statute closures.

(2)
Results for the fourth quarter of 2010 include a pretax charge of $1,237 for acquisition integration and restructuring expense, a pretax charge of $915 for business and systems integration expenses related to the Company’s information technology and business process improvement initiative, and a pretax credit of $700 adjusting the Company’s withdrawal settlement from a multiemployer pension plan. See Note 3 - Acquisition Integration and Restructuring and Note 14 – Employee Benefit Plans for further information.

		Quarters ended
Year 2009	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2009	2009	2009	2009 (3)

Net sales	$105,088	$111,989	$113,463	$121,906
Cost of sales	71,994	69,055	67,957	72,366
Gross profit	33,094	42,934	45,506	49,540

Selling, general and administrative expenses	33,969	32,151	32,193	32,805
Foreign exchange loss (gain)	(126)	(319)	(644)	547
Acquisition integration and restructuring expense	817	1,501	1,328	2,813
Indemnity settlement income	--	--	(4,986)	--
Multiemployer pension withdrawal (income) expense	--	--	--	1,800
Impairment of long-lived assets	58	78	--	1,305

Operating income (loss)	(1,624)	9,523	17,615	10,270

Other income (expense):
Interest income	70	30	124	311
Interest expense	(1,449)	(2,468)	(2,880)	(2,428)

Income (loss) before income taxes	(3,003)	7,085	14,859	8,153
Income tax provision (benefit)	(707)	2,317	1,553	4,434

Net income (loss)	$(2,296)	$4,768	$13,306	$3,719

Earnings (loss) per share
Basic	$(0.09)	$0.19	$0.53	$0.15
Diluted	$(0.09)	$0.19	$0.53	$0.15

(3)
Results for the fourth quarter of 2009 include a pretax charge of $1,800 for withdrawal from a multiemployer pension plan, a pretax charge of $2,813 for acquisition integration and restructuring expense and a pretax charge of $1,305 for impairment of long-lived assets. See note 14 - Employee Benefit Plans, Note 3 - Acquisition Integration and Restructuring and Note 6 – Impairment of long-lived assets for further information.

Note 21 – Derivative Financial Instruments

Interest Rate Swaps

In order to manage the risk of rising interest rates on a portion of the Company’s variable rate revolving debt, the Company entered into two “variable to fixed” interest rate swaps with financial institution counterparties for the total notional amount of $15,000 in May of 2010. The swaps, which were set to expire in June 2012, were designated as cash flow hedges. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the effective portion of the derivative fair value gains or losses from these cash flow hedges was deferred in Accumulated comprehensive income, net. The company assessed hedge effectiveness quarterly by comparing the critical terms of the swaps and the debt. Since the Company assessed the hedge to be fully effective, the derivative fair value gains or losses were deferred in Accumulated comprehensive income, net on the Consolidated Balance Sheets during the affected quarters.  In December 2010, the Company terminated both interest rate swaps and the related after-tax loss of $110 was reclassified from Accumulated comprehensive income, net into earnings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework . Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Ernst & Young, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders of
Schawk, Inc.

We have audited Schawk, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Schawk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Schawk, Inc. as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Company’s proxy statement for the 2011 annual meeting of stockholders (the “2011 Proxy Statement”) regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures set forth under the captions and subcaptions “Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

As required by New York Stock Exchange rules, in 2010 the Company’s Chief Executive Officer submitted to the NYSE the annual certification relating to the Company’s compliance with NYSE’s corporate governance listing requirements.

Item 11. Executive Compensation

The information contained in the Company’s 2011 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” including under the subcaptions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2011 Proxy Statement under the caption “Transactions with Related Persons” and the information related to director independence under the caption “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the Company’s 2011 Proxy Statement under the caption “Independent Public Accountants” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

			Page
(a)	1.	The following financial statements of Schawk, Inc. are filed as part of this
		report under Item 8-Financial Statements and Supplementary Data:

		Report of Independent Registered Public Accounting Firm	52
		Consolidated Balance Sheets— December 31, 2010 and 2009	53
		Consolidated Statements of Operations—Years Ended December 31, 2010, 2009 and 2008	54
		Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009 and 2008	55
		Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2010, 2009 and 2008	56
		Notes to Consolidated Financial Statements— December 31, 2010	57

	2.	Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(b) below:

		Schedule II—Valuation and qualifying accounts.	100

	3.	Exhibits

Exhibit	Description	Incorporated herein by reference (1)
3.1	Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3	By-Laws of Schawk, Inc., as amended.	Exhibit 3.2 to Form 8-K filed with the SEC December 18, 2007
4.1	Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1	Lease Agreement dated as of July 1, 1987, by and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2	Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3	Schawk, Inc. 1991 Outside Directors’ Formula Stock Option Plan, as amended.*	Exhibit 10.3 to Form 10-Q filed with the SEC on July 2, 2008
10.4	Form of Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.4.1	Addendum to Restated Employment Agreement dated March 9, 1998 between Schawk, Inc. and Clarence W. Schawk.*	Exhibit 10.4.1 to Form 10-K filed with the SEC on April 28, 2008
10.5	Form of Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.6	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.7	Schawk, Inc. Retirement Trust effective January 1, 1996.*	Exhibit 10.37 to Form 10-K filed with the SEC on March 28, 1996
10.8	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.*	Exhibit 10.38 to Form 10-K filed with the SEC on March 28, 1996
10.9	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375

10.10	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.*	Registration Statement No. 333-68521
10.11	Note Purchase Agreement dated as of December 23, 2003 by and between Schawk, Inc. and Massachusetts Mutual Life Insurance Company.	Exhibit 10.47 to Form 10-K filed with the SEC on March 8, 2004
10.12	Schawk, Inc. 2001 Equity Option Plan.	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders
10.13	Schawk, Inc. 2003 Equity Option Plan.	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001)
10.14	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004
10.15	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005
10.16	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005
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
Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005
10.19	First Amendment, dated as of January 28, 2005, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005
10.20	Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.	Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2006
10.21	Schawk, Inc. 2006 Long-term Incentive Plan.	Annex A to the Proxy Statement for the 2006 Annual Meeting filed with the SEC on April 21, 2006
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
Exhibit 10.1 to Form 8-K filed with the SEC on January 14, 2010
10.29	Second Amendment, dated as of January 12, 2010, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.2 to Form 8-K filed with the SEC on January 14, 2010
10.30	Third Amendment, dated as of January 12, 2010, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on January 14, 2010
10.31	Lease Extension Agreement, dated as of January 22, 2010, between Schawk, Inc. and Graphics IV Limited Partnership.	Exhibit 10.31 to Form 10-K filed with the SEC on March 15, 2010
10.32	Commercial Lease, dated as of March 23, 2010, between Schawk, Inc. and Graphics IV Limited Partnership.	Exhibit 10.5 to Form 10-Q filed with the SEC on May 5, 2010
10.33	Outside Directors’ Formula Stock Option Plan, as amended and restated.	Exhibit 10.1 to Form 10-Q filed with the SEC on August 4, 2010
10.34	Amendment No. 1 to Amended and Restated Credit Agreement.	Exhibit 10.1 to Form 8-K filed with the SEC on November 18, 2010
10.35	Third Amendment to Note Purchase and Private Shelf Agreement.	Exhibit 10.2 to Form 8-K filed with the SEC on November 18, 2010
10.36	Fourth Amendment to Note Purchase Agreement.	Exhibit 10.3 to Form 8-K filed with the SEC on November 18, 2010
18	Preferability Letter of Ernst & Young LLP.	Exhibit 18 to Form 10-Q filed with the SEC on November 17, 2008
21	List of Subsidiaries.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1) The file number of each report or filing referred to herein is 001-09335 unless otherwise noted.

*	Represents a management contract or compensation plan or arrangement required to be identified and filed pursuant to Items 15(a)(3) and 15(b) of Form 10-K.

**	Document filed herewith.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Allowance for Doubtful Accounts	Balance at Beginning of Year	Provision Charged to Expense	Write-offs/ Allowances Taken (1)	Other Additions (Deductions) (2)	Balance at End of Year

2010	$1,619	$(94)	$1	$(1)	$1,525
2009	$3,138	$(1,377)	$(249)	$107	$1,619
2008	$2,063	$1,834	$(519)	$(240)	$3,138

Deferred Tax Asset Valuation Allowance	Balance at Beginning Of Year	Provision Charged to Expense	Allowance Changes (3)	Other Additions (Deductions) (2)	Balance at End of Year

2010	$26,765	$703	$281	$374	$28,123
2009	$28,619	$(11)	$(4,135)	$2,292	$26,765
2008	$27,346	$7,488	$(17)	$(6,198)	$28,619

(1)	Net of collections on accounts previously written off.
(2)	Consists principally of adjustments related to foreign exchange.
(3)	Allowance changes arising from reductions in net operating loss carry forwards which are precluded from use and purchase accounting adjustments.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 9th day of March 2011.

Schawk, Inc.

By: /s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March 2011.

/s/ Clarence W. Schawk	Chairman of the Board and Director
Clarence W. Schawk

/s/ David A. Schawk	President, Chief Executive Officer, and Director
David A. Schawk	(Principal Executive Officer)

/s/ A. Alex Sarkisian, Esq.	Executive Vice President, Chief Operating Officer and Director
A. Alex Sarkisian

/s/ Timothy J. Cunningham	Executive Vice President and Chief Financial Officer
Timothy J. Cunningham	(Principal Financial Officer)

/s/ John B. Toher	Vice President and Corporate Controller
John B. Toher	(Principal Accounting Officer)

/s/ John T. McEnroe, Esq.	Director and Assistant Secretary
John T. McEnroe, Esq.

/s/ Leonard S. Caronia	Director
Leonard S. Caronia

/s/ Judith W. McCue, Esq.	Director
Judith W. McCue, Esq.

/s/ Hollis W. Rademacher	Director
Hollis W. Rademacher

s/ Michael G. O’Rourke	Director
Michael G. O’Rourke

/s/ Stanley N. Logan	Director
Stanley N. Logan