Form 10-Q
period 2011-04-11
SCHAWK INC
filed 2011-05-04
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of April 25, 2011 was 25,907,860.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

TABLE OF CONTENTS

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Schawk, Inc.
 Consolidated Balance Sheets
(In thousands, except share amounts)
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,106	$36,889
Trade accounts receivable, less allowance for doubtful accounts of $1,685 at March 31, 2011 and $1,525 at December 31, 2010	86,148	95,207
Inventories	20,207	18,250
Prepaid expenses and other current assets	9,707	9,356
Income tax receivable	4,711	2,943
Deferred income taxes	488	347
Total current assets	132,367	162,992

Property and equipment, less accumulated depreciation of $107,175 at March 31, 2011 and $105,342 at December 31, 2010	48,821	48,684
Goodwill, net	194,587	193,626
Other intangible assets, net:
Customer relationships	35,965	36,461
Other	698	817
Deferred income taxes	1,048	868
Other assets	6,181	6,411

Total assets	$419,667	$449,859

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,790	$21,930
Accrued expenses	59,467	64,007
Deferred income taxes	3,260	3,260
Income taxes	576	1,038
Current portion of long-term debt	21,300	29,587
Total current liabilities	100,393	119,822

Long-term liabilities:
Long-term debt	24,303	37,080
Deferred income taxes	9,242	9,135
Other long-term liabilities	17,245	19,696
Total long-term liabilities	50,790	65,911

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,643,442 and 30,506,252 shares issued at March 31, 2011 and December 31,2010, respectively, 25,899,191 and 25,761,334 shares outstanding at March 31, 2011 and December 31, 2010, respectively	225	224
Additional paid-in capital	201,158	200,205
Retained earnings	113,975	113,258
Accumulated comprehensive income, net	13,921	11,247
Treasury stock, at cost, 4,744,251 and 4,744,918 shares of common stock at March 31, 2011 and December 31, 2010, respectively	(60,795)	(60,808)
Total stockholders’ equity	268,484	264,126

Total liabilities and stockholders’ equity	$419,667	$449,859

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Net sales	$107,234	$111,708
Cost of sales	68,482	69,833
Gross profit	38,752	41,875

Selling, general, and administrative expenses	31,032	32,524
Business and systems integration expenses	1,239	110
Foreign exchange loss	501	1,817
Acquisition integration and restructuring expenses	431	219
Impairment of long-lived assets	--	680
Operating income	5,549	6,525

Other income (expense):
Interest income	18	8
Interest expense	(1,287)	(1,988)

Income before income taxes	4,280	4,545
Income tax provision	1,491	2,025

Net income	$2,789	$2,520

Earnings per share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

Weighted average number of common and common equivalent shares outstanding:
Basic	25,817	25,183
Diluted	26,246	25,557

Dividends per Class A common share	$0.0800	$0.0400

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010
Cash flows from operating activities
Net income	$2,789	$2,520
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	3,100	3,333
Amortization	1,228	1,161
Impairment of long-lived assets	--	680
Non cash restructuring charge	87	--
Amortization of deferred financing fees	154	243
(Gain) loss on sale of equipment	(2)	20
Share-based compensation expense	471	457
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	9,957	(2,697)
Inventories	(1,816)	(2,087)
Prepaid expenses and other current assets	(185)	(18)
Trade accounts payable, accrued expenses and other liabilities	(13,713)	(6,203)
Income taxes payable	(2,463)	(38)
Net cash used in operating activities	(393)	(2,629)

Cash flows from investing activities
Proceeds from sales of property and equipment	27	--
Purchases of property and equipment	(3,026)	(2,132)
Acquisitions, net of cash acquired	(182)	(35)
Net cash used in investing activities	(3,181)	(2,167)

Cash flows from financing activities
Issuance of common stock	483	778
Proceeds from issuance of long-term debt	25,963	47,650
Payments of long-term debt including current portion	(47,283)	(43,285)
Payment of deferred financing fees	(5)	(983)
Cash dividends	(2,059)	(1,002)
Net cash (used in) provided by financing activities	(22,901)	3,158

Effect of foreign currency rate changes	692	1,590

Net decrease in cash and cash equivalents	(25,783)	(48)
Cash and cash equivalents beginning of period	36,889	12,167

Cash and cash equivalents end of period	$11,106	$12,119

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

The significant accounting policies of Schawk, Inc. (“Schawk” or the “Company”) are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2010, except as follows:

Derivative Financial Instruments. In March 2011, the Company executed two forward contracts, designated as fair value hedges, to mitigate foreign exchange rate exposure. The derivative fair value gains or losses from these fair value hedges is recorded in the Consolidated Statements of Operations. See Note 14 – Derivative Financial Instruments for further discussion.

Multiple-Deliverable Revenue Arrangements. On January 1, 2011, the Company prospectively adopted the accounting standards update regarding revenue recognition for multiple deliverable arrangements. These amendments allow a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard will potentially result in accelerated revenue recognition for some elements of certain multiple deliverable contracts of the Company. The adoption of this standard update, for the first quarter of 2011, did not have a significant impact on the Company’s consolidated financial position and results of operations in the period of adoption. Adoption impacts in future periods will vary based upon the nature and volume of new or materially modified transactions but are not expected to have a significant impact on sales.

Interim Financial Statements

The unaudited consolidated interim financial statements of the Company have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain previously reported immaterial amounts have been reclassified to conform to the current-period presentation. In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been recorded.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2010, as filed with its 2010 Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles- Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issue Task Force). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. The amendments in ASU 2010-06 add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The amendment is effective for interim and annual periods beginning after December 15, 2009; except for the requirement to separately disclose amounts in the Level 3 rollforward on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. Early application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

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

Inventories consist of the following:

	March 31,	December 31,
	2011	2010

Raw materials	$2,091	$2,146
Work in process	18,198	15,914
Finished goods	827	1,112
	21,116	19,172
Less: LIFO reserve	(909)	(922)

Total	$20,207	$18,250

Note 3 – Earnings Per Share

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

The following table details the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2011	2010

Net income	$2,789	$2,520

Weighted average shares – Basic	25,817	25,183
Effect of dilutive stock options	429	374

Adjusted weighted average shares and assumed conversions – Diluted	26,246	25,557

Basic earnings per common share	$0.11	$0.10
Diluted earnings per common share	$0.11	$0.10

The following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended March 31,
	2011	2010

Anti-dilutive options	125	883
Exercise price range	$18.20 – 21.08	$12.87 – 21.08

Note 4 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments. The components of comprehensive income for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Net income	$2,789	$2,520
Foreign currency translation adjustments	2,674	1,380

Comprehensive income	$5,463	$3,900

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

The following assumptions were used to estimate the fair value of options granted during the three-month periods ended March 31, 2011 and March 31, 2010, using the Black-Scholes option-pricing model.

	Three Months Ended March 31,
	2011		2010

Expected dividend yield	1.57-1.76%		1.24%
Expected stock price volatility	52.70-52.78%		48.97%
Risk-free interest rate	2.54-2.84%		3.26%
Weighted-average expected life of options	6.28	Years	6.53	Years
Forfeiture rate	3.0%		3.0%

The number of options and shares of restricted stock granted during the three-month periods ended March 31, 2011 and March 31, 2010 was 177 and 174, respectively. The total fair value of options and restricted stock granted during the three-month periods ended March 31, 2011 and March 31, 2010 was $2,286 and $1,554, respectively. As of March 31, 2011 and March 31, 2010, there was $3,942 and $3,226, respectively, of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three-month periods ended March 31, 2011 and March 31, 2010, was $471 and $457, respectively.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

During the first quarter of 2011, the Company recorded impairment charges in the amount of $87 related to building improvements at Company facilities that are being combined with other operating facilities or shut-down. Since the impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring. During the first quarter of 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations for the three-month period ended March 31, 2010, and filed a claim with its insurance carrier for the loss incurred. The expense was recorded in the North America operating segment.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. During the first quarter of 2011, the Company received insurance settlements of $93 for business interruption and other expenses related to a 2009 flood at one of its North American operations and $69 related to a recovery of legal fees related to employment issues. The insurance recoveries are reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations. During the first quarter of 2010, the Company did not receive any insurance settlements.

Note 7 – Acquisitions

Real Branding LLC

Effective November 10, 2010, the Company acquired 100 percent of the equity of Real Branding LLC (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in San Francisco and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the North America operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services in the digital media marketplace.

The purchase price of $9,807 consisted of $6,000 paid in cash at closing, $182 accrued at year-end 2010 and paid in the first quarter of 2011 for a net working capital adjustment, and $3,625 recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business, as described below.

The Company has recorded a preliminary purchase price allocation based on a fair value appraisal by an independent consulting company and will finalize the allocation during 2011. The goodwill ascribed to this acquisition is deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$981
Prepaid expenses and other current assets	87
Deferred income taxes	29
Property and equipment	149
Goodwill	4,481
Customer relationships	3,966
Non-compete agreements	100
Trade accounts payable	(77)
Accrued expenses	(1,006)
Other long term liabilities	(3,625)

Total cash paid, net of $1,097 cash acquired	$5,085

Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014. Based on performance projections available at the date of the acquisition, the Company has recorded estimated contingent consideration of $3,990, less a present value discount of $365. The contingent consideration is payable periodically during 2012 through 2015, based on actual future performance. The Company may adjust its estimate of the contingent consideration payable when it finalizes the purchase price allocation.

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

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $555 is included on the Consolidated Balance Sheets as of March 31, 2011 as follows: $414 is included in Accrued expenses and $141 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2010 through March 31, 2011 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

Facility closure cost	$780	$(158)	$(67)	$555

Note 8 – Debt

Debt obligations consist of the following:

	Quarters Ended
	March 31, 2011	December 31, 2010

Revolving credit agreement	$16,929	$21,201
Series A senior note payable - Tranche A	5,530	5,530
Series A senior note payable - Tranche B	4,916	4,916
Series D senior note payable	--	17,206
Series E senior note payable	17,206	17,206
Other	1,022	608
	45,603	66,667
Less amounts due in one year or less	(21,300)	(29,587)

Total	$24,303	$37,080

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes payable issued under these agreements currently bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $27,652, is included on the March 31, 2011 Consolidated Balance Sheets as follows: $20,278 is included in Current portion of long-term debt and $7,374 is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At March 31, 2011, the applicable margin was 250 basis points, resulting in an interest rate of 2.75 percent. There were no borrowings under the LIBOR portion of the facility at March 31, 2011. At the Company’s option, loans under the facility can also bear interest at prime plus 1.5 percent. At March 31, 2011, there was $8,700 of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrows under the revolving credit facility in the form of bankers’ acceptance agreements. At March 31, 2011, there was $8,229 outstanding under bankers’ acceptance agreements. The total balance outstanding at March 31, 2011 of $16,929 is included in Long-term debt on the Consolidated Balance Sheets.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at March 31, 2011.

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

In September 2010, the Company financed $911 of business insurance premiums for a 2010 – 2011 policy term. The premiums are due in three equal quarterly payments, ending in June 2011. In March 2011, the Company financed an additional $717 of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in three equal quarterly payments, ending in December 2011. The total balance outstanding for these insurance premiums at March 31, 2011 is $1,022. The total balance is included in Current portion of long-term debt on the Consolidated Balance Sheets.

Deferred Financing Fees

The Company capitalized $5 of legal fees as deferred financing fees during the first quarter of 2011. During the first quarter of 2011, the Company amortized a total of $154 of deferred financing fees. During the first quarter of 2010, the Company amortized a total of $243 of deferred financing fees. These amounts are included with in Interest expense on the Consolidated Statements of Operations. At March 31, 2011, the Company had $811 of unamortized deferred financing fees.

Note 9 – Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually on October, 1st or more frequently if events or changes in business circumstances indicate that the carrying value may not be recoverable.

The changes in the carrying amount of goodwill by reportable segment during the quarter ended March 31, 2011, were as follows:

	North		Asia
	America	Europe	Pacific	Total
Cost:
December 31, 2010	$192,231	$35,854	$9,241	$237,326
Foreign currency translation	631	1,445	104	2,180

March 31, 2011	$192,862	$37,299	$9,345	$239,506

Accumulated impairment:
December 31, 2010	$(14,523)	$(27,933)	$(1,244)	$(43,700)
Foreign currency translation	(148)	(1,053)	(18)	(1,219)

March 31, 2011	$(14,671)	$(28,986)	$(1,262)	$(44,919)

Net book value:
December 31, 2010	$177,708	$7,921	$7,997	$193,626

March 31, 2011	$178,191	$8,313	$8,083	$194,587

The Company’s other intangible assets subject to amortization are as follows:

			March 31, 2011
	Weighted Average Life		Cost	Accumulated Amortization	Net

Customer relationships	13.8	years	$56,591	$(20,626)	$35,965
Digital images	5.0	years	450	(450)	--
Developed technologies	3.0	years	712	(712)	--
Non-compete agreements	3.5	years	887	(760)	127
Trade names	2.8	years	766	(733)	33
Contract acquisition cost	3.0	years	1,220	(682)	538

	13.1	years	$60,626	$(23,963)	$36,663

			December 31, 2010
	Weighted Average Life		Cost	Accumulated Amortization	Net

Customer relationships	13.8	years	$55,676	$(19,215)	$36,461
Digital images	5.0	years	450	(450)	--
Developed technologies	3.0	years	712	(712)	--
Non-compete agreements	3.5	years	871	(728)	143
Trade names	2.8	years	753	(719)	34
Contract acquisition cost	3.0	years	1,220	(580)	640

	13.1	years	$59,682	$(22,404)	$37,278

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,228 and $1,161 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. Amortization expense for each of the next five twelve month periods beginning April 1, 2011, is expected to be approximately $4,886 for 2012, $4,592 for 2013, $4,435 for 2014, $4,223 for 2015, and $3,569 for 2016.

Note 10 – Income Taxes

The Company’s interim period tax provision is determined as follows:

·	At the end of each quarter, the Company estimates the tax that will be provided for the fiscal year.

·
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

·
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

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual pretax income of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. The Company will continue to reassess the need for a valuation allowance on a quarterly basis and consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including a demonstration of sustained profitability and the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. Based on analysis of our projected future pre-tax income, the Company may have sufficient evidence within the next 12 months to release the valuation allowance currently recorded against our deferred tax assets. As such, there can be significant volatility in interim tax provisions.

The Company’s forecasted annual effective tax rate for the first quarter of 2011 and 2010 was approximately 33 percent and 38 percent, respectively. The decrease in the forecasted rate is principally due to a lower projection of profits in the United States than in foreign jurisdictions in 2011 compared to 2010.

The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended March 31,
	2011	2010

Pretax income	$4,280	$4,545
Income tax expense	$1,491	$2,025
Effective tax rate	34.8%	44.6%

In the first quarter of 2011, the Company recognized tax expense of $1,491 on pretax income of $4,280, or an effective tax rate of 34.8 percent. The tax rate was adjusted by a discrete period tax benefit of $389 related to the reversal of valuation allowances previously recorded on net operating loss carryforwards. In the first quarter of 2010, the Company recognized tax expense of $2,025 on pretax income of $4,545, or an effective tax rate of 44.6 percent. The actual effective tax rate for the first quarter of 2010 exceeded the statutory rate principally due to the impact of permanent items, valuation allowance increases and non-creditable withholding taxes.

The Company has unrecognized tax benefits, exclusive of interest and penalties of $4,252 and $4,249 at March 31, 2011 and December 31, 2010, respectively. The reserve for uncertain tax positions increase for foreign exchange rate fluctuation of $124 is offset by a decrease for a statute of limitations closure of $120.

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

Segment information relating to results of operations is as follows:

	Three Months Ended March 31,
	2011	2010

Sales to external clients:
North America	$92,385	$96,318
Europe	17,592	17,374
Asia Pacific	6,653	6,822
Intercompany sales elimination	(9,396)	(8,806)

Total	$107,234	$111,708

Operating segment income (loss):
North America	$12,086	$14,024
Europe	2,121	548
Asia Pacific	30	879
Corporate	(8,688)	(8,926)
Operating income	5,549	6,525
Interest expense, net	(1,269)	(1,980)

Income before income taxes	$4,280	$4,545

Note 12 – Contingencies

United States Securities and Exchange Commission

The SEC has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and for the first three quarters of 2007. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation. The Company has been cooperating fully with the SEC and is committed to continue to cooperate fully until the SEC completes its investigation. The Company has incurred professional fees and other costs in responding to the SEC’s previously informal inquiry and expects to continue to incur professional fees and other costs in responding to the SEC’s ongoing formal investigation, which may be significant, until resolved.

Note 13 – Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under the Exit or Disposal Cost Obligations Topic of the Codification, ASC 420, and the Compensation – Nonretirement Postemployment Benefits Topic, ASC 712. The Company continued its cost reduction efforts during 2009, 2010, and 2011.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three-month period ended March 31, 2011, related to cost reduction and restructuring actions initiated during 2008, 2009, 2010 and 2011. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $4,094 is included  on the Consolidated Balance Sheets at March 31, 2011 as follows: $2,040 is included in Accrued expenses and $2,054 is included in Other long-term liabilities.

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2010	$142	$3,368	$3,510
Adjustments	3	66	69
Cash payments	--	(238)	(238)

Liability balance at March 31, 2011	$145	$3,196	$3,341

Actions Initiated in 2009
Liability balance at December 31, 2010	$104	$--	$104
Adjustments	(1)	--	(1)

Liability balance at March 31, 2011	$103	$--	$103

Actions Initiated in 2010
Liability balance at December 31, 2010	$570	$--	$570
New accruals	4	--	4
Adjustments	2	--	2
Cash payments	(122)	--	(122)

Liability balance at March 31, 2011	$454	$--	$454

Actions Initiated in 2011
Liability balance at December 31, 2010	$--	$--	$--
New accruals	267	--	267
Adjustments	3	--	3
Cash payments	(74)	--	(74)

Liability balance at March 31, 2011	$196	$--	$196

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, 2010, and 2011 shown above was $344 for the three months ended March 31, 2011. In addition, the Company recorded impairment charges of $87 related to building improvements to facilities being combined or closed during the three months ended March 31, 2011. The total expenses for the three months ended March 31, 2011 was $431 and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expenses for the three month periods ended March 31, 2011 and March 31, 2010 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Three months ended March 31, 2011	$163	$264	$--	$4	$431
Three months ended March 31, 2010	$201	$77	$(66)	$7	$219
Cumulative since program inception	$10,744	$5,771	$1,170	$1,459	$19,144

Note 14 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into two forward contracts in March 2011. The forward contracts were designated as fair value hedges. Under the Derivatives and Hedging topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Operations. The forward contracts are measured at fair value on a recurring basis. The forward contracts are classified as Level 2 inputs under the fair value hierarchy established in Note 15 – Fair Value Measurements. As of March 31, 2011, the fair value of the derivative instruments was a liability of $8 included within Accrued expenses on the Consolidated Balance Sheets. The effect on earnings of the derivative instruments on the Consolidated Statements of Operations for the three-month period ended March 31, 2011 was a gain of $107.

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

·
Level 1 – Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

·
Level 2 – Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

·
Level 3 – Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at March 31, 2011. The Company’s fair value hedge is recorded at fair value as of March 31, 2011 and is categorized as Level 2 within the fair value hierarchy. The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value as of  March 31, 2011 and is categorized as level 3 within the fair value hierarchy. The fair value of this liability was estimated using a present value analysis as of March 31, 2011. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate. During the first quarter of 2011, the fair value of the contingent consideration liability increased by $34 as a result of amortization of the present value discount.

The following table summarizes the fair values as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Accrued expenses:
Fair value hedge	$--	$8	$--	$8

Other long-term liabilities:
Contingent consideration	$--	$--	$3,659	$3,659

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

The Company’s creative services are delivered through Anthem and through various sub-specialty capabilities whose services include digital photography, 3D imaging, creative retouching, CGI (Computer Generated Images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), interactive media, large-format printing, and digital promotion and advertising. These services support the creation, adaptation and maintenance of brand imagery used across brand touchpoints – including packaging, advertising, marketing and sales promotion materials – offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of clients’ original intellectual property, present a high-margin growth opportunity for Schawk.

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

Financial Overview

Net sales decreased $4.5 million or 4.0 percent in the first quarter of 2011 to $107.2 million from $111.7 million in the first quarter of 2010. The quarter-over-quarter sales decline reflects a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as concerns over economic uncertainties and higher commodity prices continue and a reduction in promotional activity from the Company’s advertising and retail accounts. Quarter-over-quarter sales were positively impacted by changes in foreign currency translation rates of approximately $1.4 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. For the first quarter of 2011, net income was $2.8 million or $0.11 per fully diluted share, as compared to net income of $2.5 million or $0.10 per fully diluted share for the first quarter of 2010. In the first quarter of 2011 compared to the first quarter of 2010, sales decreased in the North America and Asia Pacific operating segments by 4.1 percent and 2.5 percent, respectively, partially offset by a 1.3 percent sales increase in the Europe operating segment.

Gross profit decreased by $3.1 million or 7.5 percent in the first quarter of 2011 to $38.8 million from $41.9 million in the first quarter of 2010. The decline in gross profit, quarter-over-quarter, is principally due to the lower sales for the first quarter of 2011 compared to the first quarter of 2010. The gross profit decreased in the North America and Asia Pacific operating segments, partially offset by an increase in gross profit in the Europe operating segment. The gross profit in the North America operating segment decreased by $3.4 million or 10.1 percent. The gross profit in the Asia Pacific operating segment decreased by $0.5 million or 16.4 percent. The gross profit in the Europe operating segment increased by $0.8 million or 15.2 percent.

Operating income decreased by $1.0 million or 15.0 percent in the first quarter of 2011 to $5.5 million from $6.5 million in the first quarter of 2010. The decline in operating income, quarter-over-quarter, is principally due to the lower sales for the first quarter of 2011 compared to the first quarter of 2010. Other factors which affected the operating profit, quarter-over-quarter, are as follows: Selling, general and administrative expenses decreased $1.5 million, or 4.6 percent, in the first quarter of 2011 to $31.0 million from $32.5 million in the first quarter of 2010. Included in selling, general and administrative expenses for the first quarter of 2011 is a credit to income of approximately $1.5 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.1 million to $1.2 million in the first quarter of 2011 from $0.1 million in the first quarter of 2010. The Company recorded a net loss on foreign exchange exposures of $0.5 million in the first quarter of 2011 as compared to a net loss of $1.8 million in the first quarter of 2010. The net loss on foreign exchange exposures includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into two forward contracts, designated as fair value hedges, during the first quarter of 2011, which reduced the Company’s net loss on foreign exchange exposures for the quarter by $0.1 million. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $0.4 million in the first quarter of 2011 compared to $0.2 million in the first quarter of 2010. No charges were recorded for impairment of long-lived assets during the first quarter of 2011, except for $0.1 million of building improvement impairments related to the Company’s cost reduction and capacity utilization initiatives and included in acquisition integration and restructuring expenses. In the first quarter of 2010, the Company recorded a charge for impairment of long-lived assets of $0.7 million related to damaged equipment at one of its North American facilities.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008 and continuing through the first three months of 2011, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the first three months of 2011 was $0.4 million and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2010 and for the first three months of 2011, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Three months ended March 31, 2011	$0.2	$0.2	$--	$--	$0.4
Year ended December 31, 2010	1.3	0.5	--	0.1	1.9
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$10.8	$5.7	$1.2	$1.4	$19.1

It is estimated that cost savings resulting from cost reduction actions initiated in the first quarter of 2011 will be approximately $1.0 for 2011 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $1.3 million annually. It is estimated that cost savings resulting from the 2010 cost reduction actions was approximately $4.9 million for 2010 and will be approximately $10.9 million annually over the subsequent two-year period. Cost savings resulting from the 2009 cost reduction actions is estimated to have been approximately $8.9 million during 2009 and $15.6 million annually over the subsequent two-year period. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million annually over the subsequent two-year period.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three months ended:

	Three Months Ended March 31,		2011 vs. 2010 Increase (Decrease)
			$	%
(in thousands)	2011	2010	Change	Change

Net sales	$107,234	$111,708	$(4,474)	(4.0	) %
Cost of sales	68,482	69,833	(1,351)	(1.9	) %
Gross profit	38,752	41,875	(3,123)	(7.5	) %
Gross profit percentage	36.1%	37.5%

Selling, general and administrative expenses	31,032	32,524	(1,492)	(4.6	) %
Business and systems integration expenses	1,239	110	1,129	nm
Foreign exchange loss	501	1,817	(1,316)	(72.4	) %
Acquisition integration and restructuring expenses	431	219	212	96.8%
Impairment of long-lived assets	--	680	(680)	nm
Operating income	5,549	6,525	(976)	(15.0	) %
Operating margin percentage	5.2%	5.8%

Other income (expense):
Interest income	18	8	10	nm
Interest expense	(1,287)	(1,988)	701	(35.3	) %

Income before income taxes	4,280	4,545	(265)	(5.8	) %
Income tax provision	1,491	2,025	(534)	(26.4	) %

Net income	$2,789	$2,520	$269	10.7%

Effective income tax rate	34.8%	44.6%

Expressed as a percentage of Net Sales:
Gross margin	36.1%	37.5%	(140	) bp
Selling, general and administrative expense	28.9%	29.1%	(20	) bp
Business and systems integration expenses	1.2%	0.1%	110	bp
Foreign exchange loss	0.5%	1.6%	(110	) bp
Acquisition integration and restructuring expenses	0.4%	0.3%	10	bp
Impairment of long-lived assets	--%	0.6%	(60	) bp
Operating margin	5.2%	5.8%	(60	) bp

bp = basis points
nm = not meaningful

Net sales in the first quarter of 2011 were $107.2 million compared to $111.7 million in the first quarter of 2010, a decrease of $4.5 million, or 4.0 percent. The quarter-over-quarter sales decline reflects a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue and a reduction in promotional activity from the Company’s advertising and retail accounts. Net sales decreased, quarter-over-quarter, in the North America segment by $3.9 million, or 4.1 percent and in the Asia Pacific segment by $0.2 million, or 2.5 percent, partially offset by an increase  in the Europe segment of 0.2 million or 1.3 percent. Sales attributable to acquisitions for the quarter ended March 31, 2011 were $0.8 million, or 0.8 percent. Excluding acquisitions, revenue would have decreased by $5.3 million or 4.7 percent. Quarter-over-quarter sales were positively impacted by changes in foreign currency translation rates of approximately $1.4 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales in the first quarter of 2011 were $82.3 million, or 76.8 percent of total sales, as compared to $84.4 million, or 75.6 percent of total sales, in the same period of the prior year, representing a decrease of 2.5 percent. Advertising and retail accounts sales of $18.5 million in the first quarter of 2011, or 17.3 percent of total sales, decreased 11.2 percent from $20.8 million in the first quarter of 2010. Included in the decline in advertising and retail account sales is a $1.9 million decline in revenue related to the previously disclosed loss of a non-core retail client during the third quarter of 2010. Entertainment account sales of $6.4 million in the first quarter of 2011, or 6.0 percent of total sales, decreased 0.5 percent from $6.5 million in the first quarter of 2010. During the first quarter, the Company continued to see measured progress year-over-year with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $38.8 million, or 36.1 percent, of sales in the first quarter of 2011, a decrease of $3.1 million, or 7.5 percent, from $41.9 million, or 37.5 percent of sales, in the first quarter of 2010. The decrease in gross profit is mainly attributable to the decrease in revenue quarter-over-quarter.

Operating income decreased by $1.0 million or 15.0 percent in the first quarter of 2011 to $5.5 million from $6.5 million in the first quarter of 2010. The operating income percentage was 5.2 percent for the first quarter of 2011, compared to 5.8 percent in the first quarter of 2010. The decline in operating income, quarter-over-quarter, is principally due to the lower sales for the first quarter of 2011 compared to the first quarter of 2010. Other factors which affected the operating profit, quarter-over-quarter, are discussed below.

Selling, general and administrative expenses decreased $1.5 million, or 4.6 percent, in the first quarter of 2011 to $31.0 million from $32.5 million in the first quarter of 2010. Included in selling, general and administrative expenses for the first quarter of 2011 is a credit to income of approximately $1.5 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.1 million to $1.2 million in the first quarter of 2011 from $0.1 million in the first quarter of 2010. The Company recorded a net loss on foreign exchange exposures of $0.5 million in the first quarter of 2011 as compared to a net loss of $1.8 million in the first quarter of 2010. The net loss on foreign exchange exposures includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into two forward contracts, designated as fair value hedges, during the first quarter of 2011, which reduced the Company’s net loss on foreign exchange exposures for the quarter by $0.1 million. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $0.4 million in the first quarter of 2011 compared to $0.2 million in the first quarter of 2010. No charges were recorded for impairment of long-lived assets during the first quarter of 2011, except for $0.1 million of building improvement impairments related to the Company’s cost reduction and capacity utilization initiatives and included in acquisition integration and restructuring expenses. In the first quarter of 2010, the Company recorded a charge for impairment of long-lived assets of $0.7 million related to damaged equipment at one of its North American facilities.

Interest expense in the first quarter of 2011 was $1.3 million compared to $2.0 million in the first quarter of 2010, a decrease of $0.7 million, or 35.3 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding period-over-period.

The Company recorded income tax expense of $1.5 million for the first quarter of 2011 compared to income tax expense of $2.0 million in the first quarter of 2010. The income tax expense effective tax rate was 34.8 percent and 44.6 percent for the first quarters of 2011 and 2010, respectively. The decrease in the effective rate for 2011 compared to 2010 is primarily due to a 2011 discrete period tax benefit of $0.4 million related to the reversal of valuation allowances previously recorded on net operating loss carryforwards.

In the first quarter of 2011, the Company recorded net income of $2.8 million, as compared to $2.5 million for the same period of 2010.

Other Information

Depreciation and amortization expense was $4.3 million for the first quarter of 2011 as compared to $4.5 million in the first quarter of 2010.

Capital expenditures in the first quarter of 2011 were $3.0 million compared to $2.1 million in the same period of 2010.

Segment Information

North America

The following table sets forth North America segment results for the quarters ended March 31, 2011 and 2010:

	Three Months Ended March 31,		2011 vs. 2010 Increase (Decrease)
	2011	2010	$	%

Net sales	$92,385	$96,318	$(3,933)	(4.1	) %
Acquisition integration and restructuring expenses	$164	$201	$(37)	(18.4	) %
Foreign exchange gain	$(123)	$(40)	$(83)	nm
Impairment of long-lived assets	$--	$680	$(680)	nm
Depreciation and amortization	$2,631	$2,870	$(239)	(8.3	) %
Operating income	$12,086	$14,024	$(1,938)	(13.8	) %
Operating margin	13.1%	14.6%		(150	) bp
Capital expenditures	$1,696	$1,668	$28	1.7%
Total assets	$341,943	$321,636	$20,307	6.3%

nm = not meaningful
bp = basis points

Net sales in the first quarter of 2011 for the North America segment were $92.4 million compared to $96.3 million in the same period of the prior year, a decrease of $3.9 million or 4.1 percent. Sales contributed by acquisitions for the first quarter of 2011 totaled 0.5 million. Sales for the first quarter of 2011, as compared to the first quarter of 2010, benefited from an increase of $0.6 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to local currencies of certain of the Company’s non-U.S. subsidiaries.  The sales decrease in the first quarter of 2011 compared to the first quarter of 2010 primarily reflects a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Operating income was $12.1 million or 13.1 percent of sales, in the first quarter of 2011 compared to $14.0 million, or 14.6 percent of sales, in the first quarter of 2010, a decrease of $1.9 million. The decrease in operating income is principally due to the decrease in revenue quarter-over-quarter.

Europe

The following table sets forth Europe segment results for the quarters ended March 31, 2011 and 2010:

	Three Months Ended March 31,			2011 vs. 2010 Increase (Decrease)
	2011	2010		$		%

Net sales	$17,592		$17,374		$218	1.3%
Acquisition integration and restructuring expenses	$264		$77		$187	nm
Foreign exchange loss	$73		$88		$(15)	(17.0	) %
Depreciation and amortization	$704		$655		$49	7.5%
Operating income	$2,121		$548		$1,573	nm
Operating margin	12.1	%	3.2	%		890	bp
Capital expenditures	$292		$72		$220	nm
Total assets	$48,610		$45,321		$3,289	7.3%

nm = not meaningful
bpts = basis points

Net sales in the Europe segment in the first quarter of 2011 were $17.6 million compared to $17.4 million in the same period of the prior year, an increase of $0.2 million or 1.3 percent. Sales contributed by acquisitions for the first quarter of 2011 totaled $0.3 million. Sales for the first quarter of 2011, as compared to the first quarter of 2010, benefited from an increase of $0.3 million resulting from changes in foreign currency translation rates as the U.S. dollar decreased in value relative to local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $2.1 million, or 12.1 percent of sales, in the first quarter of 2011 compared to $0.5 million or 3.2 percent of sales in the first quarter of 2010, an increase of $1.6 million. The increase in operating income quarter-over-quarter reflects a $1.3 million decrease in selling, general and administrative expenses related to  reserve reductions for certain United Kingdom vacant leased properties where changed circumstances required revisions to estimates of future expenses related to the leases, as well as expense reductions related to the Company’s cost reduction initiatives.

Asia Pacific

The following table sets forth Asia Pacific segment results for the quarters ended March 31, 2011 and 2010:

	Three Months Ended March 31,			2011 vs. 2010 Increase (Decrease)
	2011	2010		$		%

Net sales	$6,653		$6,822		$(169)	(2.5	) %
Acquisition integration and restructuring expenses	$--		$(66)		$66	nm
Foreign exchange loss	$117		$168		$(51)	(30.4	) %
Depreciation and amortization	$325		$297		$28	9.4%
Operating income	$30		$879		$(849)	(96.6	) %
Operating margin	0.5	%	12.9	%		(1,240	) bp
Capital expenditures	$219		$387		$(168)	(43.4	) %
Total assets	$23,857		$22,768		$1,089	4.8%

nm = not meaningful
bpts = basis points

Net sales in the Asia Pacific segment in the first quarter of 2011 were $6.7 million compared to $6.8 million in the same period of the prior year, a decrease of $0.2 million or 2.5 percent. Sales for the first quarter of 2011, as compared to the first quarter of 2010, benefited from an increase of $0.6 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was less than $0.1 million in the first quarter of 2011, or 0.5 percent of sales, as compared to $0.9 million, or 12.9 percent of sales, in the first quarter of 2010, a decrease of $0.8 million, or 96.6 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at March 31, 2011 was $45.6 million compared to $66.7 million at December 31, 2010.

As of March 31, 2011, the Company had $11.1 million in consolidated cash and cash equivalents, compared to $36.9 million at December 31, 2010. During 2010, the Company accumulated cash in its foreign subsidiaries at year-end pursuant to its international cash management policies, and in January 2011, $26.7 million was loaned to the United States and was used to reduce the Company’s revolving credit balance and private placement debt.

Cash used in operating activities. Cash used in operating activities was $0.4 million in the first quarter of 2011 compared to $2.6 million in the first quarter of 2010. The period-over-period decrease in cash used in operations reflects favorable changes in non-cash current assets and current liabilities in the 2011 period as compared to the 2010 period as well as an improvement in net income to $2.8 million for the first quarter of 2011 from $2.5 million in the first quarter of 2010.

Depreciation and intangible asset amortization expense in the first quarter of 2011 was $3.1 million and $1.2 million, respectively, as compared to $3.3 million and $1.2 million, respectively, in the first quarter of the prior year.

Cash used in investing activities. Cash used in investing activities was $3.2 million in the first quarter of 2011 compared to $2.2 million during the comparable 2010 period. Capital expenditures were $3.0 million in the first quarter of 2011 compared to $2.1 million in the first quarter of 2010. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $10.0 to $12.0 million annually. In addition, during the next two years, the Company expects to incur capital investment and related business and system integration expenses in the range of $20.0 million to $26.0 million for the Company’s information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash (used in) provided by financing activities. Cash used in financing activities in the first quarter of 2011 was $22.9 million compared to cash provided by financing activities of $3.2 million during the first quarter of 2010. The cash used in financing activities in the first quarter of 2011 reflects $21.3 million of net payments of debt compared to $4.4 million of net proceeds of debt during the first quarter of 2010. The Company received proceeds of $0.5 million from the issuance of common stock during the first quarter of 2011 compared to $0.8 million in the first quarter of 2010. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $2.1 million for the first quarter of 2011 compared to $1.0 million for the first quarter of 2010. The dividend paid in the first quarter of 2011 reflects an increase to $0.08 per share from $0.04 per share paid in the first quarter of 2010. Subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue throughout 2011.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes payable issued under these agreements currently bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $27.7 million, is included on the March 31, 2011 Consolidated Balance Sheets as follows: $20.3 million is included in Current portion of long-term debt and $7.4 million is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At March 31, 2011, the applicable margin was 250 basis points, resulting in an interest rate of 2.75 percent. There were no borrowings under the LIBOR portion of the facility at March 31, 2011. At the Company’s option, loans under the facility can also bear interest at prime plus 1.5 percent. At March 31, 2011, there was $8.7 million of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrows under the revolving credit facility in the form of bankers’ acceptance agreements. At March 31, 2011, there was $8.2 million outstanding under bankers’ acceptance agreements. The total balance outstanding at March 31, 2011 of $16.9 million is included in Long-term debt on the Consolidated Balance Sheets.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at March 31, 2011.

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

In September 2010, the Company financed $0.9 million of business insurance premiums for a 2010 – 2011 policy term. The premiums are due in three equal quarterly payments, ending in June 2011. In March 2011, the Company financed an additional $0.7 million of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in three equal quarterly payments, ending in December 2011. The total balance outstanding for these insurance premiums at March 31, 2011 is $1.0 million. The total balance is included in Current portion of long-term debt on the Consolidated Balance Sheets.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There have been no material changes in the Company’s minimum debt, lease and other material noncancelable commitments from those reported in the Company’s Form 10-K for the year ended December 31, 2010, except as follows:

As of March 31, 2011, the Company’s total liability for uncertain tax positions was $4.5 million, including $0.3 million of accrued interest and penalties. Of this total, it is estimated that $0.2 million will be settled in one year or less and $4.3 million will be settled in one to three years.  The reserve for uncertain tax positions increase for foreign exchange rate fluctuations of $0.1 million is offset by a decrease for a statute of limitations closure of $0.1 million.

As of December 31, 2010, the Company’s total liability for uncertain tax positions was $4.6 million, including $0.3 million of accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2010 for further discussion of the Company's critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2010. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2010.

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

Based on their evaluation as of March 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010 descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Annual Report (collectively, the “Risk Factors”) could materially adversely affect our business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

The Company did not repurchase any shares of its common stock during the quarters ended March 31, 2011 and 2010.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2011.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller