Form 10-Q
period 2011-06-30
SCHAWK INC
filed 2011-08-03
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of July 29, 2011 was 25,874,822.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,704	$36,889
Trade accounts receivable, less allowance for doubtful accounts of $1,348 at June 30, 2011 and $1,525 at December 31, 2010	88,071	95,207
Inventories	20,910	18,250
Prepaid expenses and other current assets	9,220	9,356
Income tax receivable	3,344	2,943
Deferred income taxes	476	347
Total current assets	132,725	162,992

Property and equipment, less accumulated depreciation of $106,941 at June 30, 2011 and $105,342 at December 31, 2010	51,361	48,684
Goodwill, net	194,473	193,626
Other intangible assets, net:
Customer relationships	34,944	36,461
Other	581	817
Deferred income taxes	1,333	868
Other assets	5,746	6,411

Total assets	$421,163	$449,859

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,408	$21,930
Accrued expenses	53,370	64,007
Deferred income taxes	3,263	3,260
Income taxes payable	427	1,038
Current portion of long-term debt	20,757	29,587
Total current liabilities	95,225	119,822

Long-term liabilities:
Long-term debt	27,920	37,080
Deferred income taxes	9,242	9,135
Other long-term liabilities	17,516	19,696
Total long-term liabilities	54,678	65,911

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,672,370 and 30,506,252 shares issued at June 30, 2011 and December 31, 2010, respectively; 25,874,822 and 25,761,334 shares outstanding at June 30, 2011 and December 31, 2010, respectively	225	224
Additional paid-in capital	202,362	200,205
Retained earnings	115,865	113,258
Accumulated comprehensive income, net	14,480	11,247
Treasury stock, at cost, 4,797,548 and 4,744,918 shares of common stock at June 30, 2011 and December 31, 2010, respectively	(61,672)	(60,808)
Total stockholders’ equity	271,260	264,126

Total liabilities and stockholders’ equity	$421,163	$449,859

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$113,329	$117,840	$220,563	$229,548
Cost of sales	71,412	71,016	139,894	140,849
Gross profit	41,917	46,824	80,669	88,699

Selling, general and administrative expenses	29,998	30,420	61,030	62,944
Business and systems integration expenses	2,149	184	3,388	294
Multiemployer pension withdrawal expense	1,846	--	1,846	--
Acquisition integration and restructuring expenses	691	502	1,122	721
Foreign exchange loss (gain)	207	(267)	708	1,550
Impairment of long-lived assets	--	--	--	680
Operating income	7,026	15,985	12,575	22,510

Other income (expense)
Interest income	21	8	39	16
Interest expense	(1,273)	(1,771)	(2,560)	(3,759)

Income before income taxes	5,774	14,222	10,054	18,767
Income tax provision (benefit)	1,812	(1,583)	3,303	442

Net income	$3,962	$15,805	$6,751	$18,325

Earnings per share:
Basic	$0.15	$0.62	$0.26	$0.72
Diluted	$0.15	$0.61	$0.26	$0.71

Weighted average number of common and common equivalent shares outstanding:
Basic	25,901	25,400	25,859	25,292
Diluted	26,276	25,884	26,264	25,731

Dividends per Class A common share	$0.08	$0.04	$0.16	$0.08

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Cash flows from operating activities
Net income	$6,751	$18,325
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,309	6,627
Amortization	2,473	2,273
Impairment of long-lived assets	--	680
Insurance settlement	--	(520)
Non-cash restructuring charge	246	--
Amortization of deferred financing fees	304	386
Stock based compensation expense	1,070	1,041
Loss realized on sale of property and equipment	111	3
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	8,284	(4,193)
Inventories	(2,490)	(838)
Prepaid expenses and other current assets	600	(1,094)
Trade accounts payable, accrued expenses and other liabilities	(17,702)	(5,432)
Income taxes payable	(1,545)	(3,101)
Net cash provided by operating activities	4,411	14,157

Cash flows from investing activities
Proceeds from sales of property and equipment	176	26
Proceeds from insurance settlement	--	520
Purchases of property and equipment	(9,139)	(4,896)
Acquisitions, net of cash acquired	--	(35)
Other	--	4
Net cash used in investing activities	(8,963)	(4,381)

Cash flows from financing activities
Proceeds from issuance of long-term debt	72,063	78,250
Payments of long-term debt, including current maturities	(90,277)	(82,414)
Payment of deferred financing fees	(7)	(1,017)
Cash dividends	(4,119)	(2,016)
Purchase of common stock	(889)	--
Issuance of common stock	763	3,162
Net cash used in financing activities	(22,466)	(4,035)
Effect of foreign currency rate changes	833	575
Net (decrease) increase in cash and cash equivalents	(26,185)	6,316
Cash and cash equivalents at beginning of period	36,889	12,167

Cash and cash equivalents at end of period	$10,704	$18,483

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

Derivative Financial Instruments. During 2011, the Company executed several forward contracts, designated as fair value hedges, to mitigate foreign exchange rate exposure. The derivative fair value gains or losses from these fair value hedges is recorded in the Consolidated Statements of Operations. See Note 14 – Derivative Financial Instruments for further discussion.

Multiple-Deliverable Revenue Arrangements. On January 1, 2011, the Company prospectively adopted the accounting standards update regarding revenue recognition for multiple deliverable arrangements. These amendments allow a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard will potentially result in accelerated revenue recognition for some elements of certain multiple deliverable contracts of the Company. The adoption of this standard update, for the first half of 2011, did not have a significant impact on the Company’s consolidated financial position and results of operations in the period of adoption. Adoption impacts in future periods will vary based upon the nature and volume of new or materially modified transactions but are not expected to have a significant impact on sales.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2010, as filed with its 2010 Form 10-K. The results of operations for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220). The amendments in ASU 2011-05 require companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation of the Company’s financial statements will change upon adoption.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issue Task Force). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. The amendments in ASU 2010-06 add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. The amendment is effective for interim and annual periods beginning after December 15, 2009; except for the requirement to separately disclose amounts in the Level 3 rollforward on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. Early application is permitted. The adoption of this standard effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, Accounting Standards Codification (“ASC”) Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these standards effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Inventories

The Company’s inventories consist primarily of raw materials and work-in-process inventories, as well as finished goods inventory related to the Company’s Los Angeles print operation. Raw materials are stated at the lower of cost or market. Work-in-process consists of primarily deferred labor and overhead costs.

The majority of the Company’s inventories are valued on the first-in, first-out (FIFO) basis. The remaining inventories are valued using the last-in, first-out (LIFO) method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Inventories consist of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$2,105	$2,146
Work-in-process	19,221	15,914
Finished Goods	493	1,112
	21,819	19,172
Less: LIFO reserve	(909)	(922)

Total	$20,910	$18,250

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

The following table details the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$3,962	$15,805	$6,751	$18,325

Weighted average shares – Basic	25,901	25,400	25,859	25,292
Effect of dilutive stock options	375	484	405	439
Adjusted weighted average shares and assumed conversions - Diluted	26,276	25,884	26,264	25,731

Basic earnings per common share	$0.15	$0.62	$0.26	$0.72
Diluted earnings per common share	$0.15	$0.61	$0.26	$0.71

The following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Anti-dilutive options	330	691	237	951
Exercise price range	$12.87 - 21.08	$12.87 - 21.08	$16.02 - 21.08	$12.87 - 21.08

Note 4 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income for the three and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$3,962	$15,805	$6,751	$18,325
Foreign currency translation adjustments	559	(2,737)	3,233	(1,357)
Changes in unrealized loss on hedges, net	--	(91)	--	(91)
Comprehensive income	$4,521	$12,977	$9,984	$16,877

Note 5 – Stock Based Compensation

The Company accounts for stock based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and using the straight-line expense attribution method.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended June 30, 2011 and June 30, 2010, using the Black-Scholes option-pricing model.

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010

Expected dividend yield	1.57 - 2.00%		0.88 - 1.24%
Expected stock price volatility	48.80 - 52.78%		47.75 - 48.97%
Risk-free interest rate	2.50 - 2.84%		2.87 - 3.26%
Weighted-average expected life of options	6.28 - 7.63	years	6.53 - 7.40	years
Forfeiture rate	1.00 - 3.00%		1.00 - 3.00%

The number of options and shares of restricted stock granted during the three and six-month periods ended June 30, 2011 was 18 and 195, respectively. The number of options and shares of restricted stock granted during the three and six-month periods ended June 30, 2010 was 15 and 188, respectively. The total fair value of options and restricted stock granted during the three and six-month periods ended June 30, 2011, was $135 and $2,421, respectively. The total fair value of options and restricted stock granted during the three and six-month periods ended June 30, 2010, was $134 and $1,688, respectively. As of June 30, 2011 and June 30, 2010, respectively, there was $3,381 and $2,814 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three and six-month periods ended June 30, 2011 was $599 and $1,070, respectively. Expense recognized under ASC 718 for the three and six-month periods ended June 30, 2010, was $584 and $1,041, respectively.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

The Company recorded impairment charges related to building improvements at Company facilities that are being combined with other operating facilities or shut-down during the three and six-month periods ended June 30, 2011 in the amount of $159 and $246, respectively. Since the impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring. During the first quarter of 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations for the six-month period ended June 30, 2010, and filed a claim with its insurance carrier for the loss incurred. The expense was recorded in the North America operating segment.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. During the three and six-month periods ended June 30, 2011, the Company received insurance settlements of $42 and $204, respectively, related to the recovery of legal fees for employment related issues and a final settlement on a 2010 property loss. During the three and six-month periods ended June 30, 2010, the Company received insurance settlements totaling $1,380, related to property losses at two of the Company’s North American facilities. The insurance recoveries for all periods presented were recorded as a reduction of Selling, general and administrative expenses in the Consolidated Statements of Operations

Note 7 – Acquisitions

Real Branding LLC

Effective November 10, 2010, the Company acquired 100 percent of the equity of Real Branding LLC (“Real Branding”), a United States-based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in San Francisco and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the North America operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services in the digital media marketplace.

The purchase price of $9,590 consisted of $6,000 paid in cash at closing, $182 accrued at year-end 2010 and paid in the first quarter of 2011 for a net working capital adjustment, and $3,408 recorded as an estimated liability to the sellers for contingent consideration based upon future performance of the business, as described below.

The Company has recorded a purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$981
Prepaid expenses and other current assets	87
Property and equipment	149
Goodwill	4,293
Customer relationships	3,966
Non-compete agreements	100
Trade accounts payable	(77)
Accrued expenses	(1,006)
Other long term liabilities	(3,408)

Total cash paid, net of $1,097 cash acquired	$5,085

During the three month period ended June 30, 2011, the Company adjusted the purchase price allocation to reflect a change in the estimated fair value of contingent consideration payable of $217, which resulted in a decrease in goodwill for this amount. The Company also recorded an increase in goodwill of $29 related to an adjustment in a deferred tax asset. Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014. Based on performance projections available at the date of the acquisition, the Company has recorded estimated contingent consideration of $3,958, less a present value discount of $550. The contingent consideration is payable periodically during 2012 through 2015, based upon actual future performance.

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

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $570 is included on the Consolidated Balance Sheets as of June 30, 2011 as follows: $402 is included in Accrued expenses and $168 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2010 through June 30, 2011 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$780	$(158)	$(67)	$555
Second quarter	$555	$34	$(19)	$570

Note 8 – Debt

Debt obligations consist of the following:

	June 30, 2011	December 31, 2010

Revolving credit agreement	$21,775	$21,201
Series A senior note payable - Tranche A	5,530	5,530
Series A senior note payable - Tranche B	3,687	4,916
Series D senior note payable	--	17,206
Series E senior note payable	17,206	17,206
Other	479	608
	48,677	66,667
Less amounts due in one year or less	(20,757)	(29,587)

Total	$27,920	$37,080

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes payable issued under these agreements currently bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $26,423, is included on the June 30, 2011 Consolidated Balance Sheets as follows: $20,278 is included in Current portion of long-term debt and $6,145 is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan sub-facility and a $10,000 sub-facility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At June 30, 2011, the applicable margin was 250 basis points, resulting in an interest rate of 2.69 percent. There was $5,000 outstanding under the LIBOR portion of the facility at June 30, 2011. At the Company’s option, loans under the facility can also bear interest at prime plus 1.5 percent. At June 30, 2011, there was $7,200 of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrows under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At June 30, 2011, there was $8,193 outstanding under bankers’ acceptance agreements and $1,382 outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent. The total balance outstanding at June 30, 2011 of $21,775 is included in Long-term debt on the Consolidated Balance Sheets.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at June 30, 2011.

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

In September 2010, the Company financed $911 of business insurance premiums for a 2010 – 2011 policy term. The premiums are due in three equal quarterly payments, ending in June 2011. In March 2011, the Company financed an additional $717 of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in three equal quarterly payments, ending in December 2011. The total balance outstanding for these insurance premiums at June 30, 2011 is $479. The total balance is included in Current portion of long-term debt on the Consolidated Balance Sheets.

Deferred Financing Fees

The Company capitalized $7 of legal fees as deferred financing fees during the first six months of 2011. During the three and six-month periods ended June 30, 2011, the Company amortized deferred financing fees totaling $150 and $304, respectively. During the three and six-month periods ended June 30, 2010, the Company amortized deferred financing fees totaling $143 and $386, respectively. These amounts are included in Interest expense on the Consolidated Statements of Operations. At June 30, 2011, the Company had $664 of unamortized deferred financing fees.

Note 9 – Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually on October 1st , or more frequently if events or changes in business circumstances indicate that the carrying value may not be recoverable.

The changes in the carrying amount of goodwill by reportable segment during the three and six-month periods ended June 30, 2011, were as follows:

	North		Asia
	America	Europe	Pacific	Total
Cost:
December 31, 2010	$192,231	$35,854	$9,241	$237,326
Foreign currency translation	631	1,445	104	2,180

March 31, 2011	192,862	37,299	9,345	239,506
Additional purchase accounting adjustments	(188)	--	--	(188)
Foreign currency translation	(99)	89	105	95

June 30, 2011	$192,575	$37,388	$9,450	$239,413

Accumulated impairment:
December 31, 2010	$(14,523)	$(27,933)	$(1,244)	$(43,700)
Foreign currency translation	(148)	(1,053)	(18)	(1,219)

March 31, 2011	(14,671)	(28,986)	(1,262)	(44,919)
Foreign currency translation	23	(9)	(35)	(21)

June 30, 2011	$(14,648)	$(28,995)	$(1,297)	$(44,940)

Net book value:
December 31, 2010	$177,708	$7,921	$7,997	$193,626

March 31, 2011	$178,191	$8,313	$8,083	$194,587

June 30, 2011	$177,927	$8,393	$8,153	$194,473

The Company’s other intangible assets subject to amortization are as follows:

			June 30, 2011
	Weighted Average Life		Cost	Accumulated Amortization	Net

Customer relationships	13.7	years	$56,735	$(21,791)	$34,944
Digital images	5.0	years	450	(450)	--
Developed technologies	3.0	years	712	(712)	--
Non-compete agreements	3.5	years	889	(779)	110
Trade names	2.8	years	760	(726)	34
Contract acquisition cost	3.0	years	1,220	(783)	437

	13.1	years	$60,766	$(25,241)	$35,525

			December 31, 2010
	Weighted Average Life		Cost	Accumulated Amortization	Net

Customer relationships	13.8	years	$55,676	$(19,215)	$36,461
Digital images	5.0	years	450	(450)	--
Developed technologies	3.0	years	712	(712)	--
Non-compete agreements	3.5	years	871	(728)	143
Trade names	2.8	years	753	(719)	34
Contract acquisition cost	3.0	years	1,220	(580)	640

	13.1	years	$59,682	$(22,404)	$37,278

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,245 and $2,473 for the three and six-month periods ended June 30, 2011, respectively. Amortization expense related to the other intangible assets totaled $1,112 and $2,273 for the three and six-month periods ended June 30, 2010, respectively. Amortization expense for each of the next five twelve month periods beginning July 1, 2011, is expected to be approximately $4,897 for 2012, $4,500 for 2013, $4,453 for 2014, $4,021 for 2015, and $3,564 for 2016.

Note 10 – Income Taxes

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

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual pretax income of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. The company will continue to reassess the need for a valuation allowance on a quarterly basis and consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including a demonstration of sustained profitability and the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. Based on analysis of our projected future pre-tax income, the Company may have sufficient evidence within the next 12 months to release the valuation allowances currently recorded against our deferred tax assets. As such, there can be significant volatility in interim tax provisions.

The Company’s forecasted annual effective tax rate for the second quarters of 2011 and 2010 was approximately 33 percent and 34 percent, respectively. The decrease in the forecasted rate is principally due to increased profits in foreign jurisdictions.

The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Pre-tax income	$5,774	$14,222	$10,054	$18,767
Income tax expense (benefit)	$1,812	$(1,583)	$3,303	$442
Effective tax rate	31.4%	(11.1)%	32.9%	2.4%

In the second quarter of 2011, the Company recognized a tax expense of $1,812 on pre-tax income of $5,774, or an effective tax rate of 31.4 percent. In the second quarter of 2010, the Company recognized a tax benefit of $1,583 on pretax income of $14,222, or an effective tax rate of (11.1) percent. The increase in the effective tax rate for the second quarter of 2011 is principally due to a discrete period tax benefit related to the release of uncertain tax positions during 2010, net of federal and state benefits, of $6,346.

For the first six months of 2011, the Company recognized a tax expense of $3,303 on pretax income of $10,054, or an effective tax rate of 32.9 percent as compared to an effective tax rate of 2.4 percent for the first six months of 2010. The increase in the effective tax rate for the first six months of 2011 compared to the comparable 2010 period is primarily due to the discrete period tax benefit in the second quarter of 2010 discussed above, related to the release of uncertain tax positions, net of federal and state benefits, of $6,346.

The Company had reserves for unrecognized tax benefits, exclusive of interest and penalties, of $4,335 and $4,249 at June 30, 2011 and December 31, 2010, respectively. The reserve for uncertain tax positions as of June 30, 2011 increased due to foreign exchange rate fluctuations of $207, offset by a decrease for a statute of limitations closure of $121.

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

Segment information relating to results of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales to external clients:
North America	$96,664	$104,318	$189,049	$200,636
Europe	17,743	15,001	35,335	32,375
Asia Pacific	8,748	8,240	15,401	15,062
Intercompany sales elimination	(9,826)	(9,719)	(19,222)	(18,525)

Total	$113,329	$117,840	$220,563	$229,548

Operating segment income (loss):
North America	$13,361	$19,255	$25,447	$33,279
Europe	882	815	3,003	1,363
Asia Pacific	1,378	1,776	1,408	2,655
Corporate	(8,595)	(5,861)	(17,283)	(14,787)
Operating income	7,026	15,985	12,575	22,510
Interest expense, net	(1,252)	(1,763)	(2,521)	(3,743)
Income before income taxes	$5,774	$14,222	$10,054	$18,767

Note 12 – Contingencies

United States Securities and Exchange Commission

The United States Securities and Exchange Commission (“SEC”) has been conducting a fact-finding investigation to determine whether there have been violations of certain provisions of the federal securities laws in connection with the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and for the first three quarters of 2007. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation and on May 17, 2011, the Company received a Wells Notice indicating that the staff of the Division of Enforcement of the SEC (the “Staff”) is considering recommending that the SEC institute proceedings for alleged violations of certain federal securities laws pertaining to the maintenance of accurate books and records and an adequate system of internal accounting controls. A Wells Notice, which is not a finding of wrongdoing, provides recipients with an opportunity to respond to the Staff regarding its recommendation considerations and the evidence related to its investigation prior to any decision on an enforcement proceeding by the SEC. The Company subsequently provided the SEC with a response to the Wells Notice. The Company has been cooperating fully with the SEC and intends to continue to cooperate fully until the SEC completes its investigation. The Company has incurred professional fees and other costs in responding to the SEC’s investigation and expects these professional fees and other costs, which may be significant, to continue until the matters subject to the SEC’s investigation have been resolved.

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

The following table summarizes the accruals recorded, adjustments, and the cash payments during the six-month period ended June 30, 2011, related to cost reduction and restructuring actions initiated during 2008, 2009, 2010 and 2011. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,810 is included on the Consolidated Balance Sheets at June 30, 2011 as follows: $1,400 in Accrued expenses and $2,410 in Other long-term liabilities.

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2010	$142	$3,368	$3,510
Adjustments	3	66	69
Cash payments	--	(238)	(238)
Liability balance at March 31, 2011	145	3,196	3,341
Adjustments	1	286	287
Cash payments	(146)	(170)	(316)

Liability balance at June 30, 2011	$--	$3,312	$3,312

Actions Initiated in 2009
Liability balance at December 31, 2010	$104	$--	$104
Adjustments	(1)	--	(1)
Liability balance at March 31, 2011	103	--	103
Adjustments	21	--	21
Cash payments	(124)	--	(124)

Liability balance at June 30, 2011	$--	$--	$--

Actions Initiated in 2010
Liability balance at December 31, 2010	$570	$--	$570
New accruals	4	--	4
Adjustments	2	--	2
Cash payments	(122)	--	(122)
Liability balance at March 31, 2011	454	--	454
New accruals	9	--	9
Adjustments	9	--	9
Cash payments	(13)	--	(13)

Liability balance at June 30, 2011	$459	$--	$459

Actions Initiated in 2011
Liability balance at December 31, 2010	$--	$--	$--
New accruals	267	--	267
Adjustments	3	--	3
Cash payments	(74)	--	(74)
Liability balance at March 31, 2011	196	--	196
New accruals	160	--	160
Adjustments	(5)	--	(5)
Cash payments	(312)	--	(312)

Liability balance at June 30, 2011	$39	$--	$39

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, 2010, and 2011 shown above, were $481 and $825 for the three and six-month periods ended June 30, 2011, respectively. In addition, the Company recorded impairment charges related to building improvements to facilities being combined or closed and other relocation expenses of $210 and $297 during the three and six-month periods ended June 30, 2011, respectively. The total expenses for the three and six-month periods ended June 30, 2011 were $691 and $1,122, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expenses for the six-month periods ended June 30, 2011 and June 30, 2010 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Six months ended June 30, 2011	$655	$392	$--	$75	$1,122
Six months ended June 30, 2010	$544	$171	$(4)	$10	$721
Cumulative since program inception	$11,236	$5,899	$1,170	$1,530	$19,835

Note 14 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts in the first six months of 2011. The forward contracts were designated as fair value hedges. Under the Derivatives and Hedging topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Operations. The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 15 – Fair Value Measurements. Since the forward contracts were settled prior to period end, there was no fair value recorded for the derivative instruments on the Consolidated Balance Sheets as of June 30, 2011. The effect on earnings of the derivative instruments on the Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 was a loss of $151 and $44, respectively.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at June 30, 2011. The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value as of June 30, 2011 and is categorized as level 3 within the fair value hierarchy. The fair value of this liability was estimated using a present value analysis as of June 30, 2011. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during the first six months of 2011:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2011	$3,625
Amortization of present value discount	34

Liability balance at March 31, 2011	3,659
Purchase accounting fair value adjustment	(217)
Amortization of present value discount	51

Liability balance at June 30, 2011	$3,493

The following table summarizes the fair values as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Contingent consideration	$--	$--	$3,493	$3,493

Note 16 – Multiemployer Pension Withdrawal

The Company has participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan.  In accordance with ERISA Section 4203 (a), 29 U.S.C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Operations. The liability is expected to be settled during the next twelve months and is included in Accrued expenses on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and plans; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls and the discovery of any future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than anticipated costs associated with the Company’s ongoing information technology and business process improvement initiative; unanticipated costs or difficulties associated with integrating acquired operations; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

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

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 150 locations in 19 countries across North America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

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

Organization

The Company is organized on a geographic basis, in three reportable segments: North America, Europe and Asia Pacific. This organization reflects the current management reporting structure. The Company’s North America segment includes all of the Company’s operations located in North America, including its Canadian and Mexican operations, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.

Financial Overview

Net sales decreased $4.5 million or 3.8 percent in the second quarter of 2011 to $113.3 million from $117.8 million in the second quarter of 2010. The sales decline in the second quarter of 2011 compared to the prior year’s quarter primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as concerns over economic uncertainties and higher commodity prices continue. Sales in the second quarter of 2011 compared to the prior year’s quarter were positively impacted by changes in foreign currency translation rates of approximately $3.3 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. In the second quarter of 2011 compared to the second quarter of 2010 sales decreased in the North America operating segment by 7.3 percent, partially offset by sales increases in the Europe and Asia Pacific operating segments of 18.3 percent and 6.2 percent, respectively.

Gross profit decreased by $4.9 million or 10.5 percent in the second quarter of 2011 to $41.9 million from $46.8 million in the second quarter of 2010. The decline in gross profit in the second quarter of 2011 compared to the prior year’s quarter is principally due to reduced operating leverage resulting from lower sales for the second quarter of 2011 compared to the second quarter of 2010, as well as certain increases in employee related costs. Gross profit in the North America operating segment decreased by $5.4 million or 14.4 percent. Gross profit in the Europe operating segment increased by $0.3 million or 5.0 percent and increased in the Asia Pacific operating segment by $0.2 million or 4.7 percent.

Operating income decreased by $9.0 million or 56.0 percent in the second quarter of 2011 to $7.0 million from $16.0 million in the second quarter of 2010. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the lower sales for the second quarter of 2011 compared to the second quarter of 2010. Other items which affected the operating profit for the second quarter of 2011 compared to the prior year’s quarter are as follows:  Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.9 million to $2.1 million in the second quarter of 2011 from $0.2 million in the second quarter of 2010. During the second quarter of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $0.7 million in the second quarter of 2011 compared to $0.5 million in the second quarter of 2010. Selling, general and administrative expenses decreased $0.4 million, or 1.4 percent, in the second quarter of 2011 to $30.0 million from $30.4 million in the second quarter of 2010. Included in selling, general and administrative expenses for the second quarter of 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit to enforce a non-compete agreement with the former owner of a business acquired by the Company. Included in selling, general and administrative expenses for the second quarter of 2010 is a credit to income of approximately $1.4 million representing insurance recoveries, primarily for property losses. The Company recorded a net loss of $0.2 million on foreign exchange exposures in the second quarter of 2011 as compared to a net gain of $0.3 million in the second quarter of 2010. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in a charge for the second quarter of approximately $0.2 million. No charges were recorded for impairment of long-lived assets during the second quarter of 2011, except for $0.2 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives and included in acquisition integration and restructuring expenses. There were no charges for impairment of long-lived assets in the second quarter of 2010.

For the second quarter of 2011, net income was $4.0 million or $0.15 per fully diluted share, as compared to net income of $15.8 million or $0.61 per fully diluted share for the second quarter of 2010.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, continuing through the first six months of 2011, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three and six-month periods ended June 30, 2011 was $0.7 million and $1.1 million, respectively, and $0.5 million and $0.7 million, respectively, for the three and six-month periods ended June 30, 2010, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2010 and for the first six months of 2011, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Six months ended June 30, 2011	$0.6	$0.4	$--	$0.1	$1.1
Year ended December 31, 2010	1.3	0.5	--	0.1	1.9
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$11.2	$5.9	$1.2	$1.5	$19.8

It is estimated that cost savings resulting from cost reduction actions initiated in the first six months of 2011 will be approximately $1.6 million for 2011 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $2.2 million annually. It is estimated that cost savings resulting from the 2010 cost reduction actions was approximately $4.9 million for 2010 and will be approximately $10.9 million annually over the subsequent two-year period. Cost savings resulting from the 2009 cost reduction actions is estimated to have been approximately $8.9 million during 2009 and $15.6 million annually over the subsequent two-year period. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million annually over the subsequent two-year period.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three-month periods ended:

	Three Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
	2011	2010	$ Change	% Change

Net sales	$113,329	$117,840	$(4,511)	(3.8	) %
Cost of sales	71,412	71,016	396	0.6%
Gross profit	41,917	46,824	(4,907)	(10.5	) %
Gross profit percentage	37.0%	39.7%

Selling, general and administrative expenses	29,998	30,420	(422)	(1.4	) %
Business and systems integration expenses	2,149	184	1,965	nm
Multiemployer pension withdrawal expenses	1,846	--	1,846	nm
Acquisition integration and restructuring expenses	691	502	189	37.6%
Foreign exchange loss (gain)	207	(267)	474	nm
Operating income	7,026	15,985	(8,959)	(56.0	) %
Operating margin percentage	6.2%	13.6%

Other income (expense):
Interest income	21	8	13	nm
Interest expense	(1,273)	(1,771)	498	(28.1	) %

Income before income taxes	5,774	14,222	(8,448)	(59.4	) %
Income tax provision (benefit)	1,812	(1,583)	3,395	nm

Net income	$3,962	$15,805	$(11,843)	(74.9	) %

Effective income tax rate	31.4%	(11.1)%

Expressed as a percentage of Net Sales:

Gross margin	37.0%	39.7%	(270)	bp
Selling, general and administrative expense	26.5%	25.8%	70	bp
Business and systems integration expenses	1.9%	0.2%	170	bp
Multiemployer pension withdrawal expense	1.6%	--%	160	bp
Acquisition integration and restructuring expenses	0.6%	0.4%	20	bp
Foreign exchange (gain) loss	0.2%	(0.2)%	40	bp
Operating margin	6.2%	13.6%	(740)	bp

bp  = basis points
nm = not meaningful

Net sales in the second quarter of 2011 were $113.3 million compared to $117.8 million in the second quarter of 2010, a decrease of $4.5 million, or 3.8 percent. The sales decline in the second quarter of 2011 compared to the prior year’s quarter primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue. Net sales decreased in the second quarter of 2011 compared to the prior year’s quarter in the North America segment by $7.7 million, or 7.3 percent, partially offset by an increase in sales in the Europe segment of 2.7 million or 18.3 percent and an increase in the Asia Pacific segment of $0.5 million, or 6.2 percent. Sales attributable to acquisitions for the quarter ended June 30, 2011 were $1.1 million, or 0.9 percent. Excluding acquisitions, revenue would have decreased by $5.6 million or 4.8 percent. Sales in the current quarter compared to the prior year’s quarter were positively impacted by changes in foreign currency translation rates of approximately $3.3 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales in the second quarter of 2011 were $87.1 million, or 76.8 percent of total sales, as compared to $86.4 million, or 73.3 percent of total sales, in the same period of the prior year, representing an increase of 0.8 percent. Advertising and retail accounts sales of $19.0 million in the second quarter of 2011, or 16.8 percent of total sales, decreased 18.8 percent from $23.4 million in the second quarter of 2010. Contributing to the decline in advertising and retail account sales for the comparative period is a $1.3 million decline in revenue related to the previously disclosed loss of a non-core retail client during the third quarter of 2010. Entertainment account sales of $7.2 million in the second quarter of 2011, or 6.4 percent of total sales, decreased 10.0 percent from $8.0 million in the second quarter of 2010. During the second quarter, the Company continued to see measured progress for the comparative period with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $41.9 million, or 37.0 percent, of sales in the second quarter of 2011, a decrease of $4.9 million, or 10.5 percent, from $46.8 million, or 39.7 percent of sales, in the second quarter of 2010. The decline in gross profit in the current quarter compared to the prior year’s quarter is principally due to reduced operating leverage resulting from lower sales for the second quarter of 2011 compared to the second quarter of 2010, as well as certain increases in employee related costs.

Operating income decreased by $9.0 million or 56.0 percent in the second quarter of 2011 to $7.0 million from $16.0 million in the second quarter of 2010. The operating income percentage was 6.2 percent for the second quarter of 2011, compared to 13.6 percent in the second quarter of 2010. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the lower sales for the second quarter of 2011 compared to the first quarter of 2010. Other factors which affected the operating profit for the comparative period are discussed below.

Selling, general and administrative expenses decreased $0.4 million, or 1.4 percent, in the second quarter of 2011 to $30.0 million from $30.4 million in the second quarter of 2010. Included in selling, general and administrative expenses for the second quarter of 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit to enforce a non-compete agreement with the former owner of a business acquired by the Company. Included in selling, general and administrative expenses for the second quarter of 2010 is a credit to income of approximately $1.4 million representing insurance recoveries, primarily for property losses. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.9 million to $2.1 million in the second quarter of 2011 from $0.2 million in the second quarter of 2010. During the second quarter of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $0.7 million in the second quarter of 2011 compared to $0.5 million in the second quarter of 2010.  The Company recorded a net loss of $0.2 million on foreign exchange exposures in the second quarter of 2011 as compared to a net gain of $0.3 million in the second quarter of 2010. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in a charge for the second quarter of approximately $0.2 million. No charges were recorded for impairment of long-lived assets during the second quarter of 2011, except for $0.2 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives and included in acquisition integration and restructuring expenses. There were no charges for impairment of long-lived assets in the second quarter of 2010.

Interest expense in the second quarter of 2011 was $1.3 million compared to $1.8 million in the second quarter of 2010, a decrease of $0.5 million, or 28.1 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding in the current quarter compared to the prior year’s quarter.

The Company recorded an income tax expense of $1.8 million for the second quarter of 2011 compared to an income tax benefit of $1.6 million in the second quarter of 2010. Income tax expense was at an effective tax rate of 31.4 percent and (11.1) percent for the second quarters of 2011 and 2010, respectively. The increase in the effective rate for the second quarter of 2011 compared to the second quarter of 2010 is primarily due to discrete period tax benefits from the release of uncertain tax positions in the second quarter of 2010.

In the second quarter of 2011, the Company recorded net income of $4.0 million, as compared to $15.8 million for the same period of 2010.

Other Information

Depreciation and amortization expense was $4.5 million for the second quarter of 2011 as compared to $4.4 million in the second quarter of 2010.

Capital expenditures in the second quarter of 2011 were $6.1 million compared to $2.8 million in the same period of 2010. The increase in capital expenditures in the current period compared to the prior year’s period is related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the six-month periods ended:

	Six Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
	2011	2010	$ Change	% Change

Net sales	$220,563	$229,548	$(8,985)	(3.9	) %
Cost of sales	139,894	140,849	(955)	(0.7	) %
Gross profit	80,669	88,699	(8,030)	(9.1	) %
Gross profit percentage	36.6%	38.6%

Selling, general and administrative expenses	61,030	62,944	(1.914)	(3.0	) %
Business and systems integration expenses	3,388	294	3,094	nm
Multiemployer pension withdrawal expense	1,846	--	1,846	nm
Acquisition integration and restructuring expenses	1,122	721	401	55.6%
Foreign exchange loss	708	1,550	(842)	(54.3	) %
Impairment of long-lived assets	--	680	(680)	nm
Operating income	12,575	22,510	(9,935)	(44.1	) %
Operating margin percentage	5.7%	9.8%

Other income (expense):
Interest income	39	16	23	nm
Interest expense	(2,560)	(3,759)	1,199	(31.9	) %

Income before income taxes	10,054	18,767	(8,713)	(46.4	) %
Income tax provision (benefit)	3,303	442	2,861	nm

Net income	$6,751	$18,325	$(11,574)	(63.2	) %

Effective income tax rate	32.9%	2.4%

Expressed as a percentage of Net Sales:

Gross margin	36.6%	38.6%	(200)	bp
Selling, general and administrative expense	27.7%	27.4%	30	bp
Business and systems integration expenses	1.5%	0.1%	140	bp
Multiemployer pension withdrawal expense	0.8%	--%	80	bp
Acquisition integration and restructuring expenses	0.5%	0.3%	20	bp
Foreign exchange (gain) loss	0.3%	0.7%	(40)	bp
Impairment of long-lived assets	--%	0.3%	(30)	bp
Operating margin	5.7%	9.8%	(410)	bp

bp = basis points
nm = not meaningful

Net sales in the first six months of 2011 were $220.6 million compared to $229.5 million in the first six months of 2010, a decrease of $9.0 million, or 3.9 percent. The sales decline in the six-month period of 2011 compared to the prior year’s period primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue. Net sales decreased in the six-month period of 2011 compared to the prior year’s period in the North America segment by $11.6 million, or 5.8 percent, partially offset by an increase in sales in the Europe segment of 3.0 million or 9.1 percent and an increase in the Asia Pacific segment of $0.3 million, or 2.3 percent. Sales attributable to acquisitions for the six-month period ended June 30, 2011 were $1.8 million, or 0.8 percent. Excluding acquisitions, revenue would have decreased by $10.8 million or 4.7 percent. Sales in the current six-month period compared to the prior year’s period were positively impacted by changes in foreign currency translation rates of approximately $4.7 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales in the first six months of 2011 were $169.4 million, or 76.8 percent of total sales, as compared to $170.8 million, or 74.4 percent of total sales, in the same period of the prior year, representing a decrease of 0.8 percent. Advertising and retail accounts sales of $37.5 million in the first six months of 2011, or 17.0 percent of total sales, decreased 15.2 percent from $44.3 million in the first six months of 2010. Contributing to the decline in advertising and retail account sales in the current six-month period compared to the prior year’s period is a $3.2 million decline in revenue related to the previously disclosed loss of a non-core retail client during the third quarter of 2010. Entertainment account sales of $13.7 million in the first six months of 2011, or 6.2 percent of total sales, decreased 5.8 percent from $14.5 million in the first six months of 2010. During the first half of 2011, the Company continued to see measured progress compared to the prior year period with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the first half of 2011 as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $80.7 million, or 36.6 percent, of sales in the first six months of 2011, a decrease of $8.0 million, or 9.1 percent, from $88.7 million, or 38.6 percent of sales, in the same period of 2010. The decline in gross profit in the current six-month period compared to the prior year’s period is principally due to reduced operating leverage resulting from lower sales for the first six months of 2011 compared to the same period of 2010, as well as certain increases in employee related costs.

Operating income decreased by $9.9 million or 44.1 percent in the first six months of 2011 to $12.6 million from $22.5 million in the first six months of 2010. The operating income percentage was 5.7 percent for the first six months of 2011, compared to 9.8 percent in the same period of 2010. The decline in operating income in the current six-month period compared to the prior year’s period is due in part to the lower sales for the first half of 2011 compared to the first half of 2010. Other factors which affected the operating profit compared to the prior year period are discussed below.

Selling, general and administrative expenses decreased $1.9 million, or 3.0 percent, in the first six months of 2011 to $61.0 million from $62.9 million in the same period of 2010. Included in selling, general and administrative expenses for the first six months of 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company. Also included in selling, general and administrative expenses for the first six months of 2011 is a credit to income of approximately $1.3 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Included in selling, general and administrative expenses for the first six months of 2010 is a credit to income of approximately $1.4 million representing insurance recoveries, primarily for property losses. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $3.1 million to $3.4 million in the first six months of 2011 from $0.3 million in the same period of 2010. During the first six months of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.1 million in the first six months of 2011 compared to $0.7 million in the same period of 2010. The Company recorded a net loss of $0.7 million on foreign exchange exposures in the first six months of 2011 as compared to a net loss of $1.6 million in the same period of 2010. The net loss on foreign exchange exposures includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in a charge for the first six months of 2011 of less than $0.1 million. No charges were recorded for impairment of long-lived assets during the first six months of 2011, except for $0.2 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives and included in acquisition integration and restructuring expenses. In the first six months of 2010, the Company recorded a charge for impairment of long-lived assets of $0.7 million related to damaged equipment at one of its North American facilities.

Interest expense in the first six months of 2011 was $2.6 million compared to $3.8 million in the same period of 2010, a decrease of $1.2 million, or 31.9 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding in the current period compared to the prior year’s period.

The Company recorded an income tax expense of $3.3 million for the first six months of 2011 compared to an income tax expense of $0.4 million in the first six months of 2010. Income tax expense was at an effective tax rate of 32.9 percent and 2.4 percent for the first six months of 2011 and 2010, respectively. The increase in the effective rate for the first six months of 2011 compared to the same period of 2010 is primarily due to discrete period tax benefits from the release of uncertain tax positions in the first six months of 2010.

In the first six months of 2011, the Company recorded net income of $6.8 million, as compared to $18.3 million for the same period of 2010.

Other Information

Depreciation and amortization expense was $8.8 million for the first six months of 2011 as compared to $8.9 million in the first six months of 2010.

Capital expenditures in the first six months of 2011 were $9.1 million compared to $4.9 million in the same period of 2010. The increase in capital expenditures in the current period compared to the prior year’s period is related to the Company’s information technology and business process improvement initiatives.

Segment Information

North America

The following table sets forth North America segment results for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$96,664	$104,318	$(7,654)	(7.3)%
Acquisition integration and restructuring expenses	$491	$343	$148	43.1%
Foreign exchange loss	$19	$5	$14	nm
Depreciation and amortization	$2,702	$2,669	$33	1.2%
Operating income	$13,361	$19,255	$(5,894)	(30.6)%
Operating margin	13.8%	18.5%		(470)	bp
Capital expenditures	$2,717	$1,888	$829	43.9%
Total assets	$341,000	$349,110	$(8,110)	(2.3)%

nm = not meaningful
bp = basis points

Net sales in the second quarter of 2011 for the North America segment were $96.7 million compared to $104.3 million in the same period of the prior year, a decrease of $7.7 million or 7.3 percent. Sales contributed by acquisitions for the second quarter of 2011 totaled 0.8 million. Sales for the second quarter of 2011, as compared to the second quarter of 2010, benefited from an increase of $0.6 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to local currencies of certain of the Company’s non-U.S. subsidiaries.  The sales decline in the second quarter of 2011 compared to the prior year’s quarter primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Operating income was $13.4 million or 13.8 percent of sales, in the second quarter of 2011 compared to $19.3 million, or 18.5 percent of sales, in the second quarter of 2010, a decrease of $5.9 million. The decrease in operating income is principally due to the decrease in revenue in the current period compared to the prior year’s period.

The following table sets forth North America segment results for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$189,049	$200,636	$(11,587)	(5.8)%
Acquisition integration and restructuring expenses	$655	$544	$111	20.4%
Foreign exchange (gain) loss	$(104)	$(35)	$(69)	nm
Impairment of long-lived assets	$--	$680	$(680)	nm
Depreciation and amortization	$5,333	$5,539	$(206)	(3.7)%
Operating income	$25,447	$33,279	$(7,832)	(23.5)%
Operating margin	13.5%	16.6%		(310)	bp
Capital expenditures	$4,413	$3,556	$857	24.1%
Total assets	$341,000	$349,110	$(8,110)	(2.3)%

nm = not meaningful
bp = basis points

Net sales in the first six months of 2011 for the North America segment were $189.0 million compared to $200.6 million in the same period of the prior year, a decrease of $11.6 million or 5.8 percent. Sales contributed by acquisitions for the six months of 2011 totaled $1.3 million. Sales for the first six months of 2011, as compared to the first six months of the prior year, benefited from an increase of $1.2 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-US subsidiaries. The sales decline in the six-month period of 2011 compared to the prior year’s period primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower than expected rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Operating income was $25.4 million or 13.5 percent of sales, in the first six months of 2011 compared to $33.3 million, or 16.6 percent of sales, in the first six months of 2010, a decrease of $7.8 million. The decrease in operating income is principally due to the decrease in revenue in the current period compared to the prior year’s period.

Europe

The following table sets forth Europe segment results for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$17,743	$15,001	$2,742	18.3%
Acquisition integration and restructuring expenses	$128	$94	$34	36.2%
Foreign exchange (gain) loss	$(99)	$196	$(295)	nm
Depreciation and amortization	$711	$798	$(87)	(10.9)%
Operating income	$882	$815	$67	8.2%
Operating margin	5.0%	5.4%		(40)	bp
Capital expenditures	$77	$311	$(234)	(75.2)%
Total assets	$48,763	$40,812	$7,951	19.5%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the second quarter of 2011 were $17.7 million compared to $15.0 million in the same period of the prior year, an increase of $2.7 million or 18.3 percent. Sales contributed by acquisitions for the second quarter of 2011 totaled 0.2 million. Sales for the second quarter of 2011, as compared to the second quarter of 2010, benefited from an increase of $1.6 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-US subsidiaries.

Operating income was $0.9 million, or 5.0 percent of sales, in the second quarter of 2011 compared to $0.8 million or 5.4 percent of sales in the second quarter of 2010, an increase of $0.1 million. The increase in operating income in the current period compared to the prior year’s period reflects the Company’s cost reduction initiatives.

The following table sets forth the Europe segment results for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$35,335	$32,375	$2,960	9.1%
Acquisition integration and restructuring expenses	$392	$171	$221	nm
Foreign exchange (gain) loss	$(26)	$284	$(310)	nm
Depreciation and amortization	$1,415	$1,453	$(38)	(2.6)%
Operating income	$3,003	$1,363	$1,640	nm
Operating margin	8.5%	4.2%		430	bp
Capital expenditures	$369	$383	$(14)	(3.7)%
Total assets	$48,763	$40,812	$7,951	19.5%

nm = not meaningful
bp = basis points

 Net sales in the Europe segment in the first six months of 2011 were $35.3 million compared to $32.4 million in the same period of the prior year, an increase of $3.0 million or 9.1 percent. Sales contributed by acquisitions for the first six months of 2011 totaled $0.5 million. Sales for the first six months of 2011, as compared to the first six months of 2010, benefited from an increase of $1.9 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries.

Operating income was $3.0 million, or 8.5 percent of sales, in the first six months of 2011 compared to $1.4 million or 4.2 percent of sales in the first six months of 2010, an increase of $1.6 million. The increase in operating income in the current period compared to the prior year’s period reflects a $1.1 million decrease in selling, general and administrative expenses related to reserve reductions for certain United Kingdom vacant leased properties where changed circumstances required revisions to estimates of future expenses related to the leases, as well as expense reductions related to the Company’s cost reduction initiatives.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$8,748	$8,240	$508	6.2%
Acquisition integration and restructuring expenses	$--	$61	$(61)	nm
Foreign exchange (gain) loss	$(30)	$(7)	$(23)	nm
Depreciation and amortization	$319	$313	$6	1.9%
Operating income	$1,378	$1,776	$(398)	(22.4)%
Operating margin	15.8%	21.6%		(580)	bp
Capital expenditures	$386	$260	$126	48.5%
Total assets	$24,986	$23,254	$1,732	7.4%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the second quarter of 2011 were $8.7 million compared to $8.2 million in the same period of the prior year, an increase of $0.5 million or 6.2 percent. Sales for the second quarter of 2011, as compared to the second quarter of 2010, benefited from an increase of $1.1 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries.

Operating income was $1.4 million in the second quarter of 2011, or 15.8 percent of sales, as compared to $1.8 million, or 21.6 percent of sales, in the second quarter of 2010, a decrease of $0.4 million, or 22.4 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations.

The following table sets forth Asia Pacific segment results for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$15,401	$15,062	$339	2.3%
Acquisition integration and restructuring expenses	$--	$(4)	$4	100.0%
Foreign exchange (gain) loss	$87	$161	$(74)	(46.0)%
Depreciation and amortization	$644	$610	$34	5.6%
Operating income	$1,408	$2,655	$(1,247)	(47.0)%
Operating margin	9.1%	17.6%		(850)	bp
Capital expenditures	$605	$647	$(42)	(6.5)%
Total assets	$24,986	$23,254	$1,732	7.4%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the first six months of 2011 were $15.4 million compared to $15.1 million in the same period of the prior year, an increase of $0.3 million or 2.3 percent. Sales for the first six months of 2011, as compared to the first six months of 2010, benefited from an increase of $1.7 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $1.4 million in the first six months of 2011, or 9.1 percent of sales, as compared to $2.7 million, or 17.6 percent of sales, in the first six months of 2010, a decrease of 1.2 million or 47.0 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at June 30, 2011 was $48.7 million compared to $66.7 million at December 31, 2010.

As of June 30, 2011, the Company had $ 10.7 million in consolidated cash and cash equivalents, compared to $36.9 million at December 31, 2010. During 2010, the Company accumulated cash in its foreign subsidiaries and,  pursuant to its international cash management policies, in January 2011, $26.7 million was loaned to the United States and was used to reduce the Company’s revolving credit balance and private placement debt.

Cash provided by operating activities. Cash provided by operating activities was $4.4 million in the first six months of 2011 compared to $14.2 million in the first six months of 2010. The decrease in cash provided from operations in the current period reflects the decrease in net income to $6.8 million for the first six months of 2011 compared to net income of $18.3 million for the first six months of 2010, partially offset by favorable changes in non-cash current assets and current liabilities in the 2011 period as compared to the 2010 period.

Depreciation and intangible asset amortization expense in the first six months of 2011 was $6.3 million and $2.5 million, respectively, as compared to $6.6 million and $2.3 million, respectively, in the first six months of the prior year.

Cash used in investing activities. Cash used in investing activities was $9.0 million in the first six months of 2011 compared to $4.4 million of cash used in investing activities during the comparable 2010 period. The cash used in investing activities in the 2010 period includes proceeds of $0.5 million from property loss insurance settlements. Capital expenditures were $9.1 million in the first six months of 2011 compared to $4.9 million in the first six months of 2010, reflecting an increase in capital expenditures related to the Company’s information technology and business process improvement initiative. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $10.0 to $12.0 million annually. In addition, during the current and next fiscal year, the Company expects to incur capital investment and related business and system integration expenses in the range of $20.0 million to $26.0 million for the Company’s information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities. Cash used in financing activities in the first six months of 2011 was $22.5 million compared to cash used in financing activities of $4.0 million during the first six months of 2010. The cash used in financing activities in the first six months of 2011 reflects $18.2 million of net payments of debt compared to $4.2 million of net payments of debt during the first six months of 2010. The Company used $0.9 million to purchase shares of its common stock during the first six months of 2011. No shares were repurchased by the Company during the first six months of 2010. In addition, the Company received proceeds of $0.8 million from the issuance of common stock during the first six months of 2011 compared to $3.2 million in the first six months of 2010. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $4.1 million for the first six months of 2011 compared to $2.0 million for the first six months of 2010. The dividends paid in the first six months of 2011 reflect an increase in the quarterly dividend to $0.08 per share from a quarterly dividend of $0.04 per share paid in the first six months of 2010. Subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue throughout 2011.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes payable issued under these agreements currently bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $26.4 million, is included on the June 30, 2011 Consolidated Balance Sheets as follows: $20.3 million is included in Current portion of long-term debt and $6.1 million is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At June 30, 2011, the applicable margin was 250 basis points, resulting in an interest rate of 2.69 percent. There was $5.0 million outstanding under the LIBOR portion of the facility at June 30, 2011. At the Company’s option, loans under the facility can also bear interest at prime plus 1.5 percent. At June 30, 2011, there was $7.2 million of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrows under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At June 30, 2011, there was $8.2 million outstanding under bankers’ acceptance agreements and $1.4 million outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent. The total balance outstanding at June 30, 2011 of $21.8 million is included in Long-term debt on the Consolidated Balance Sheets.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at June 30, 2011.

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

In September 2010, the Company financed $0.9 million of business insurance premiums for a 2010 – 2011 policy term. The premiums are due in three equal quarterly payments, ending in June 2011. In March 2011, the Company financed an additional $0.7 million of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in three equal quarterly payments, ending in December 2011. The total balance outstanding for these insurance premiums at June 30, 2011 is $0.5 million. The total balance is included in Current portion of long-term debt on the Consolidated Balance Sheets.

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

There have been no material changes in the Company’s minimum debt, lease and other material noncancelable commitments from those reported in the Company’s Form 10-K for the year ended December 31, 2010, except as follows:

•
As of June 30, 2011, the Company’s total liability for uncertain tax positions was $4.7 million, including $0.4 million of accrued interest and penalties. Of this total, it is estimated that $0.2 million will be settled in one year or less and $4.5 million will be settled in one to three years.

•
As of December 31, 2010, the Company’s total liability for uncertain tax positions was $4.6 million, including $0.4 million of accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2010 for further discussion of the Company’s critical accounting estimates and policies.

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

Based on their evaluation as of June 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Company common stock per year, subject to the restricted payment limitations of the Company’s credit facility. During the six-month period ended June 30, 2011, the Company repurchased 54,026 shares of its common stock at an average price per share of $16.44. The Company did not repurchase any shares during the six-month period ended June 30, 2010. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the six-month periods ended June 30, 2011 and June 30, 2010, 2,770 and 2,415 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

The following table summarizes the shares repurchased by the Company during the six months ended June 30, 2011:
(In thousands, except per share amounts)

Period	Total No. Shares Purchased	Avg. Price Paid Per Share	No. Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under Program

1/1 – 5/31	--	--	--	2,000
6/1 – 6/30	54	$16.44	54	1,946	(1)

2011 Total	54	$16.44	54

(1) Restricted payment covenants contained in the Company’s credit facility limits the total number of shares permitted to be purchased under the program.  Market conditions will influence the timing and the number of shares repurchased in the future, if any.  The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without notice.

Item 6. Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.3	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Amended and Restated Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on April 18, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2011.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller