Form 10-Q
period 2011-09-30
SCHAWK INC
filed 2011-11-02
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of October 28, 2011 was 25,667,316.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

T

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,620	$36,889
Trade accounts receivable, less allowance for doubtful accounts of $1,717 at September 30, 2011 and $1,525 at December 31, 2010	86,154	95,207
Inventories	24,419	18,250
Prepaid expenses and other current assets	11,201	9,356
Income tax receivable	1,531	2,943
Deferred income taxes	1,108	347
Total current assets	135,033	162,992

Property and equipment, less accumulated depreciation of $107,938 at September 30, 2011 and $105,342 at December 31, 2010	56,872	48,684
Goodwill, net	192,629	193,626
Other intangible assets, net:
Customer relationships	33,126	36,461
Other	465	817
Deferred income taxes	4,998	868
Other assets	5,796	6,411

Total assets	$428,919	$449,859

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,001	$21,930
Accrued expenses	55,138	64,007
Deferred income taxes	3,255	3,260
Income taxes payable	1,476	1,038
Current portion of long-term debt	48,687	29,587
Total current liabilities	125,557	119,822

Long-term liabilities:
Long-term debt	6,396	37,080
Deferred income taxes	9,154	9,135
Other long-term liabilities	16,820	19,696
Total long-term liabilities	32,370	65,911

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,684,172 and 30,506,252 shares issued at September 30, 2011 and December 31, 2010, respectively; 25,627,504 and 25,761,334 shares outstanding at September 30, 2011 and December 31, 2010, respectively	225	224
Additional paid-in capital	202,913	200,205
Retained earnings	121,901	113,258
Accumulated comprehensive income, net	10,686	11,247
Treasury stock, at cost, 5,056,668 and 4,744,918 shares of common stock at September 30, 2011 and December 31, 2010, respectively	(64,733)	(60,808)
Total stockholders’ equity	270,992	264,126

Total liabilities and stockholders’ equity	$428,919	$449,859

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$112,298	$112,562	$332,861	$342,110
Cost of sales	70,235	68,768	210,129	209,617
Gross profit	42,063	43,794	122,732	132,493

Selling, general and administrative expenses	31,240	28,675	92,270	91,619
Business and systems integration expenses	1,997	85	5,385	379
Multiemployer pension withdrawal expense	--	500	1,846	500
Acquisition integration and restructuring expenses	468	286	1,590	1,007
Foreign exchange loss	121	694	829	2,244
Impairment of long-lived assets	--	--	--	680
Operating income	8,237	13,554	20,812	36,064

Other income (expense)
Interest income	4	15	43	31
Interest expense	(1,212)	(1,642)	(3,772)	(5,401)

Income before income taxes	7,029	11,927	17,083	30,694
Income tax provision (benefit)	(1,057)	4,154	2,246	4,596

Net income	$8,086	$7,773	$14,837	$26,098

Earnings per share:
Basic	$0.31	$0.30	$0.57	$1.03
Diluted	$0.31	$0.30	$0.57	$1.01

Weighted average number of common and common equivalent shares outstanding:
Basic	25,771	25,577	25,830	25,387
Diluted	25,976	25,923	26,171	25,794

Dividends per Class A common share	$0.08	$0.04	$0.24	$0.12

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(In thousands)

	2011	2010

Cash flows from operating activities
Net income	$14,837	$26,098
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,436	9,889
Amortization	3,704	3,369
Impairment of long-lived assets	--	680
Insurance settlement	--	(1,539)
Non-cash restructuring charge	246	--
Amortization of deferred financing fees	455	527
Stock based compensation expense	1,578	1,414
Loss realized on sale of property and equipment	139	12
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	8,962	2,209
Inventories	(6,214)	(1,019)
Prepaid expenses and other current assets	(1,692)	(2,516)
Trade accounts payable, accrued expenses and other liabilities	(16,093)	(2,453)
Income taxes payable	(3,079)	(1,967)
Net cash provided by operating activities	12,279	34,704

Cash flows from investing activities
Proceeds from sales of property and equipment	183	491
Proceeds from insurance settlement	--	1,539
Purchases of property and equipment	(18,341)	(6,724)
Acquisitions, net of cash acquired	--	(895)
Other	--	11
Net cash used in investing activities	(18,158)	(5,578)

Cash flows from financing activities
Proceeds from issuance of long-term debt	126,835	82,161
Payments of long-term debt, including current maturities	(138,198)	(97,114)
Payment of deferred financing fees	(7)	(1,017)
Cash dividends	(6,157)	(3,032)
Purchase of common stock	(3,962)	--
Issuance of common stock	802	4,468
Net cash used in financing activities	(20,687)	(14,534)
Effect of foreign currency rate changes	297	2,200
Net (decrease) increase in cash and cash equivalents	(26,269)	16,792
Cash and cash equivalents at beginning of period	36,889	12,167

Cash and cash equivalents at end of period	$10,620	$28,959

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

Multiple-Deliverable Revenue Arrangements. On January 1, 2011, the Company prospectively adopted the accounting standards update regarding revenue recognition for multiple deliverable arrangements. These amendments allow a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard will potentially result in accelerated revenue recognition for some elements of certain multiple deliverable contracts of the Company. The adoption of this standard update, for the first three quarters of 2011, did not have a significant impact on the Company’s consolidated financial position and results of operations in the period of adoption. Adoption impacts in future periods will vary based upon the nature and volume of new or materially modified transactions but are not expected to have a significant impact on sales.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2010, as filed with its 2010 Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, Compensation- Retirement Benefits- Multiemployer Plans (Subtopic 715-80). The amendments in ASU 2011-09 increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. This guidance requires that employer’s required contribution to the plan for the period be recognized as pension or postretirement benefit cost and that any contributions due as of the reporting date be recognized as a liability. The ASU requires employers to disclose a narrative description of the nature of the multiemployer pension plans and information about the employer’s participation in the plans. This description should indicate how risks of participating in the plans differ from those for a single-employer plan. For each “individually significant” multiemployer pension plan, the employer must present both qualitative and quantitative information (e.g., the plan’s legal name, details about contributions made, and the nature and effect of matters affecting the comparability of contributions) in a tabular disclosure. An employer that is not able to provide some of the quantitative information required by the ASU must disclose (1) what information has been omitted and (2) why it could not obtain the information. The amendments are effective for fiscal years ending after December 15, 2011. The disclosures provided in the Company’s notes to the financial statements will change upon adoption for the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350). The amendments in ASU 2011-08 amend the guidance in FASB Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). The amendments in ASU 2011-05 require companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. The amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard will be effective January 1, 2012 and the presentation of the Company’s consolidated financial statements will change upon adoption.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, and ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of these standards effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Inventories

The Company’s inventories consist primarily of work-in-process inventory, as well as raw materials and finished goods inventory related to the Company’s Los Angeles print operation. Work-in-process consists primarily of unbilled labor and overhead costs. Raw materials are stated at the lower of cost or market.

The majority of the Company’s inventories are valued on the first-in, first-out (FIFO) basis. The remaining inventories are valued using the last-in, first-out (LIFO) method. The Company periodically evaluates the realizability of inventories and adjusts the carrying value as necessary.

Inventories consist of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$2,195	$2,146
Work-in-process	22,540	15,914
Finished Goods	592	1,112
	25,327	19,172
Less: LIFO reserve	(908)	(922)

Total	$24,419	$18,250

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

The following table details the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$8,086	$7,773	$14,837	$26,098

Weighted average shares – Basic	25,771	25,577	25,830	25,387
Effect of dilutive stock options	205	346	341	407
Adjusted weighted average shares and assumed conversions - Diluted	25,976	25,923	26,171	25,794

Basic earnings per common share	$0.31	$0.30	$0.57	$1.03
Diluted earnings per common share	$0.31	$0.30	$0.57	$1.01

The following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Anti-dilutive options	1,046	917	435	908
Exercise price range	$12.02 - 21.08	$12.87 - 21.08	$12.02 - 21.08	$12.87 - 21.08

Note 4 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income for the three and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$8,086	$7,773	$14,837	$26,098
Foreign currency translation adjustments	(3,794)	4,489	(561)	3,132
Changes in unrealized loss on hedges, net	--	(50)	--	(141)
Comprehensive income	$4,292	$12,212	$14,276	$29,089

Note 5 – Stock Based Compensation

The Company accounts for stock based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value estimated in accordance with the provisions of ASC 718 and using the straight-line expense attribution method.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended September 30, 2011 and September 30, 2010, using the Black-Scholes option-pricing model.

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010

Expected dividend yield	1.57-2.66%		0.88-1.24%
Expected stock price volatility	48.80-53.21%		47.75-48.97%
Risk-free interest rate	1.33-2.84%		2.87-3.26%
Weighted-average expected life of options	6.28-7.63	years	6.53-7.40	years
Forfeiture rate	1.0-3.0%		1.0-3.0%

The number of options and shares of restricted stock granted during the three and nine-month periods ended September 30, 2011 was 9 and 204, respectively. No options or shares of restricted stock were granted during the three-month period ended September 30, 2010. The number of options and shares of restricted stock granted during the nine-month period ended September 30, 2010 was 188. The total fair value of options and restricted stock granted during the three and nine-month periods ended September 30, 2011, was $84 and $2,505, respectively. The total fair value of options and restricted stock granted during the nine-month period ended September 30, 2010, was $1,688. As of September 30, 2011 and September 30, 2010, respectively, there was $2,981 and $2,390 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized under ASC 718 for the three and nine-month periods ended September 30, 2011 was $508 and $1,578, respectively. Expense recognized under ASC 718 for the three and six-month periods ended September 30, 2010, was $373 and $1,414, respectively.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

No impairment charges were recorded during the three-month period ended September 30, 2011. The Company recorded impairment charges related to building improvements at Company facilities that are being combined with other operating facilities or shut-down during the nine-month period ended September 30, 2011 in the amount of $246. Since the impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring. During the first quarter of 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations for the nine-month period ended September 30, 2010, and filed a claim with its insurance carrier for the loss incurred. The expense was recorded in the North America operating segment.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. No insurance recoveries were recorded during the three-month period ended September 30, 2011. The Company received insurance settlements during the nine-month period ended September 30, 2011 in the amount of $204, related to the recovery of legal fees for employment related issues and a final settlement on a 2010 property loss. During the three and nine-month periods ended September 30, 2010, the Company received insurance settlements totaling $1,475 and $2,854, respectively, related to property losses at two of the Company’s North American facilities and a directors and officers liability insurance settlement representing reimbursement of certain expenses related to the Company’s former SEC investigation. See Note 12 – Contingencies for further information related to the SEC investigation. The table below summarizes where the insurance recoveries for the three and nine-month periods ended September 30, 2011 and 2010 are reflected in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of sales:
Business interruption coverage	$--	$119	$--	$119

Total cost of sales	--	119	--	119

Selling, general and administrative expenses:
Recovery of legal fees	--	--	111	--
Business interruption coverage	--	--	93	--
Property coverage	--	160	--	1,539
Directors and officers liability coverage	--	1,196	--	1,196

Total selling, general and administrative expenses	--	1,356	204	2,735

Total insurance recoveries	$--	$1,475	$204	$2,854

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

During the nine-month period ended September 30, 2011, the Company adjusted the purchase price allocation to reflect a change in the estimated fair value of contingent consideration payable of $217, which resulted in a decrease in goodwill for this amount. The Company also recorded an increase in goodwill of $29 related to an adjustment in a deferred tax asset. Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014. Based on performance projections available at the date of the acquisition, the Company has recorded estimated contingent consideration of $3,958, less a present value discount of $550. The contingent consideration is payable periodically during 2012 through 2015, based upon actual future performance.

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

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $538 is included on the Consolidated Balance Sheets as of September 30, 2011 as follows: $378 is included in Accrued expenses and $160 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2010 through September 30, 2011 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$780	$(158)	$(67)	$555
Second quarter	$555	$34	$(19)	$570
Third quarter	$570	$9	$(41)	$538

Note 8 – Debt

Debt obligations consist of the following:

	September 30, 2011	December 31, 2010

Revolving credit agreement	$26,472	$21,201
Series A senior note payable - Tranche A	5,530	5,530
Series A senior note payable - Tranche B	3,687	4,916
Series D senior note payable	--	17,206
Series E senior note payable	17,206	17,206
Other	2,188	608
	55,083	66,667
Less amounts due in one year or less	(48,687)	(29,587)

Total	$6,396	$37,080

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes payable issued under these agreements that remain outstanding currently bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $26,423, is included on the September 30, 2011 Consolidated Balance Sheets as follows: $20,278 is included in Current portion of long-term debt and $6,145  is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan sub-facility and a $10,000 sub-facility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. At September 30, 2011, there was no balance outstanding under the LIBOR portion of the facility. At the Company’s option, loans under the facility can also bear interest at prime plus 1.5 percent. At September 30, 2011, there was $18,725 of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrows under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At September 30, 2011, there was $7,166 outstanding under bankers’ acceptance agreements and $581 outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent. The total balance outstanding at September 30, 2011 of $26,472 is included in Current portion of long-term debt on the Consolidated Balance Sheets.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18,500 per fiscal year, or $40,000 over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5,000 per fiscal year. The Company anticipates discussing with its lenders the need to elevate the current permitted capital expenditure level to accommodate the increased capital spending related to the Company’s information technology and business process improvement initiative. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at September 30, 2011.

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

In September 2011, the Company financed $1,042 of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in three equal quarterly payments ending in June 2012. In March 2011, the Company financed an additional $717 of business insurance premiums for a 2010 – 2011 policy term, due in three equal quarterly installments ending in December 2011. The total balance outstanding for insurance premiums at September 30, 2011 is $1,282 and is included in Current portion of long-term debt on the Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments beginning in October 2011 and ending in September 2013. The total balance outstanding for the software license fees at September 30, 2011 is $906, which is included on the September 30, 2011 Consolidated Balance Sheets as follows: $655 is included in Current portion of long-term debt and $251 is included in Long-term debt.

Deferred Financing Fees

The Company capitalized $7 of legal fees as deferred financing fees during the first nine months of 2011. During the three and nine-month periods ended September 30, 2011, the Company amortized deferred financing fees totaling $151 and $455, respectively. During the three and nine-month periods ended September 30, 2010, the Company amortized deferred financing fees totaling $141 and $527, respectively. These amounts are included in Interest expense on the Consolidated Statements of Operations. At September 30, 2011, the Company had $513 of unamortized deferred financing fees.

Note 9 – Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually as of October 1st, or more frequently if events or changes in business circumstances indicate that the carrying value may not be recoverable.

The changes in the carrying amount of goodwill by reportable segment during the three and nine-month periods ended September 30, 2011, were as follows:

	North		Asia
	America	Europe	Pacific	Total
Cost:
December 31, 2010	$192,231	$35,854	$9,241	$237,326
Foreign currency translation	631	1,445	104	2,180

March 31, 2011	192,862	37,299	9,345	239,506
Additional purchase accounting adjustments	(188)	--	--	(188)
Foreign currency translation	(99)	89	105	95

June 30, 2011	192,575	37,388	9,450	239,413
Foreign currency translation	(1,231)	(1,089)	(670)	(2,990)

September 30, 2011	$191,344	$36,299	$8,780	$236,423

Accumulated impairment:
December 31, 2010	$(14,523)	$(27,933)	$(1,244)	$(43,700)
Foreign currency translation	(148)	(1,053)	(18)	(1,219)

March 31, 2011	(14,671)	(28,986)	(1,262)	(44,919)
Foreign currency translation	23	(9)	(35)	(21)

June 30, 2011	(14,648)	(28,995)	(1,297)	(44,940)
Foreign currency translation	290	757	99	1,146

September 30, 2011	$(14,358)	$(28,238)	$(1,198)	$(43,794)

	North		Asia
	America	Europe	Pacific	Total

Net book value:
December 31, 2010	$177,708	$7,921	$7,997	$193,626

March 31, 2011	$178,191	$8,313	$8,083	$194,587

June 30, 2011	$177,927	$8,393	$8,153	$194,473

September 30, 2011	$176,986	$8,061	$7,582	$192,629

The Company’s other intangible assets subject to amortization are as follows:

			September 30, 2011
	Weighted Average Life		Cost	Accumulated Amortization	Net

Customer relationships	13.8	years	$55,656	$(22,530)	$33,126
Digital images	5.0	years	450	(450)	--
Developed technologies	3.0	years	712	(712)	--
Non-compete agreements	3.6	years	853	(753)	100
Trade names	2.8	years	733	(703)	30
Contract acquisition cost	3.0	years	1,220	(885)	335

	13.1	years	$59,624	$(26,033)	$33,591

			December 31, 2010
	Weighted Average Life		Cost	Accumulated Amortization	Net

Customer relationships	13.8	years	$55,676	$(19,215)	$36,461
Digital images	5.0	years	450	(450)	--
Developed technologies	3.0	years	712	(712)	--
Non-compete agreements	3.5	years	871	(728)	143
Trade names	2.8	years	753	(719)	34
Contract acquisition cost	3.0	years	1,220	(580)	640

	13.1	years	$59,682	$(22,404)	$37,278

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been the Company’s experience that clients are reluctant to change suppliers. Amortization expense related to the other intangible assets totaled $1,231 and $3,704 for the three and nine-month periods ended September 30, 2011, respectively. Amortization expense related to the other intangible assets totaled $1,096 and $3,369 for the three and nine-month periods ended September 30, 2010, respectively. Amortization expense for each of the next five twelve month periods beginning October 1, 2011, is expected to be approximately $4,727 for 2012, $4,360 for 2013, $4,356 for 2014, $3,931 for 2015, and $3,510 for 2016.

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

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual pretax income of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. The company will continue to reassess the need for a valuation allowance on a quarterly basis and consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including a demonstration of sustained profitability and the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. Based on analysis of our projected future pre-tax income, the Company may have sufficient evidence within the next 12 months to release the valuation allowances currently recorded against our deferred tax assets. As such, there can be significant volatility in interim tax provisions.  In the third quarter of 2011, certain valuation allowances totaling $4,008 were released on deferred tax assets related to the Company’s United Kingdom subsidiary, primarily due to sustained profitability, utilization of deferred tax assets and further development of business opportunities.

The Company’s forecasted annual effective tax rate for the third quarter of 2011 was approximately 37 percent and remained consistent with the forecasted annual effective tax rate of 36 percent for the third quarter of 2010.

The following table sets out the tax expense and the effective tax rates of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010

Pre-tax income	$7,029	$11,927	$17,083	$30,694
Income tax expense (benefit)	$(1,057)	$4,154	$2,246	$4,596
Effective tax rate	(15.0)%	34.8%	13.1%	15.0%

In the third quarter of 2011, the Company recognized a tax benefit of $1,057 on pre-tax income of $7,029, or an effective tax rate of (15.0) percent. In the third quarter of 2010, the Company recognized a tax expense of $4,154 on pretax income of $11,927, or an effective tax rate of 34.8 percent. The income tax benefit in the third quarter of 2011, as compared to an income tax expense in the third quarter of 2010, is primarily due to discrete period tax benefits resulting from the release of $4,008 of certain valuation allowances for the Company’s United Kingdom subsidiary in the third quarter of 2011.

For the first nine months of 2011, the Company recognized a tax expense of $2,246 on pretax income of $17,083, or an effective tax rate of 13.1 percent as compared to an effective tax rate of 15.0 percent for the first nine months of 2010. The decrease in the effective tax rate for the first nine months of 2011 compared to the comparable 2010 period is primarily due to the discrete period tax benefits resulting from the release of $4,679 of certain valuation allowances for the Company’s foreign subsidiaries in the first nine months of 2011, including the $4,008 release in the third quarter referred to above.

The Company had reserves for unrecognized tax benefits, exclusive of interest and penalties, of $4,221 and $4,249 at September 30, 2011 and December 31, 2010, respectively. The reserve for uncertain tax positions as of September 30, 2011 decreased due to a decrease for a statute of limitations closure of $196, offset by increases for the establishment of additional uncertain tax positions of $146, and foreign exchange rate fluctuations of $22.

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

The Company’s North America reportable segment includes all of the Company’s operations located in North America, including its Canadian, Mexican and Brazilian operations, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe reportable segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business. The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities and its digital solutions business. These reporting segments meet the quantitative thresholds for separate disclosure in accordance with the relevant provisions of ASC 280.

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

Segment information relating to results of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales to external clients:
North America	$95,213	$97,360	$284,262	$297,996
Europe	18,328	16,724	53,663	49,099
Asia Pacific	8,451	7,547	23,852	22,609
Intercompany sales elimination	(9,694)	(9,069)	(28,916)	(27,594)

Total	$112,298	$112,562	$332,861	$342,110

Operating segment income (loss):
North America	$14,936	$17,627	$40,383	$50,906
Europe	1,157	1,490	4,160	2,853
Asia Pacific	1,533	982	2,941	3,637
Corporate	(9,389)	(6,545)	(26,672)	(21,332)
Operating income	8,237	13,554	20,812	36,064
Interest expense, net	(1,208)	(1,627)	(3,729)	(5,370)
Income before income taxes	$7,029	$11,927	$17,083	$30,694

Note 12 – Contingencies

United States Securities and Exchange Commission

On September 12, 2011, the Company was notified by the staff of the Securities and Exchange Commission (“SEC”) that it had completed its investigation of certain accounting matters related to the Company's restatement of its financial results for the years ended December 31, 2005 and 2006 and the first three quarters of 2007, which was announced in conjunction with the Company’s filing of its fiscal 2007 Form 10-K, and does not intend to recommend that the SEC take any enforcement action against the Company.

The SEC had been conducting a fact-finding investigation to determine whether there had been violations of certain provisions of the federal securities laws in connection with the Company’s aforementioned restatement. On March 5, 2009, the SEC notified the Company that it had issued a Formal Order of Investigation and on May 17, 2011, the Company received a Wells Notice indicating that the staff of the Division of Enforcement of the SEC was considering recommending that the SEC institute proceedings for alleged violations of certain federal securities laws pertaining to the maintenance of accurate books and records and an adequate system of internal accounting controls. The Company cooperated fully with the SEC and incurred significant professional fees and other costs during the course of its investigation.

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

The following table summarizes the accruals recorded, adjustments, and the cash payments during the nine-month period ended September 30, 2011, related to cost reduction and restructuring actions initiated during 2008, 2009, 2010 and 2011. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,885 is included on the Consolidated Balance Sheets at September 30, 2011 as follows: $1,417 in Accrued expenses and $2,468 in Other long-term liabilities.

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2010	$142	$3,368	$3,510
Adjustments	3	66	69
Cash payments	--	(238)	(238)
Liability balance at March 31, 2011	145	3,196	3,341
Adjustments	1	286	287
Cash payments	(146)	(170)	(316)
Liability balance at June 30, 2011	--	3,312	3,312
Adjustments	--	216	216
Cash payments	--	(146)	(146)

Liability balance at September 30, 2011	$--	$3,382	$3,382

Actions Initiated in 2009
Liability balance at December 31, 2010	$104	$--	$104
Adjustments	(1)	--	(1)
Liability balance at March 31, 2011	103	--	103
Adjustments	21	--	21
Cash payments	(124)	--	(124)
Liability balance at June 30, 2011	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at September 30, 2011	$--	$--	$--

Actions Initiated in 2010
Liability balance at December 31, 2010	$570	$--	$570
New accruals	4	--	4
Adjustments	2	--	2
Cash payments	(122)	--	(122)
Liability balance at March 31, 2011	454	--	454
New accruals	9	--	9
Adjustments	9	--	9
Cash payments	(13)	--	(13)
Liability balance at June 30, 2011	459	--	459
New accruals	--	--	--
Adjustments	(28)	--	(28)
Cash payments	(2)	--	(2)

Liability balance at September 30, 2011	$429	$--	$429

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2011
Liability balance at December 31, 2010	$--	$--	$--
New accruals	267	--	267
Adjustments	3	--	3
Cash payments	(74)	--	(74)
Liability balance at March 31, 2011	196	--	196
New accruals	160	--	160
Adjustments	(5)	--	(5)
Cash payments	(312)	--	(312)
Liability balance at June 30, 2011	39	--	39
New accruals	282	--	282
Adjustments	(2)	--	(2)
Cash payments	(245)	--	(245)

Liability balance at September 30, 2011	$74	$--	$74

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, 2010, and 2011 shown above, were $468 and $1,293 for the three and nine-month periods ended September 30, 2011, respectively. In addition, the Company recorded impairment charges related to building improvements to facilities being combined or closed and other relocation expenses. No impairment charges or other relocation expenses were recorded during the three-month period ended September 30, 2011. Impairment charges and other relocation expenses of $297 were recorded during the nine-month period ended September 30, 2011. The total expenses for the three and nine-month periods ended September 30, 2011 were $468 and $1,590, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expenses for the nine-month periods ended September 30, 2011 and September 30, 2010 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

	North		Asia
	America	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2011	$981	$534	$--	$75	$1,590
Nine months ended September 30, 2010	$661	$91	$(23)	$278	$1,007
Cumulative since program inception	$11,562	$6,041	$1,170	$1,530	$20,303

Note 14 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2011. The forward contracts were designated as fair value hedges at inception. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Operations. The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 15 – Fair Value Measurements. Since the forward contracts were settled prior to period end, there was no fair value recorded for the derivative instruments on the Consolidated Balance Sheets as of September 30, 2011. The effect on earnings of the derivative instruments on the Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 was a gain of $98 and $54, respectively.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at September 30, 2011. The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value as of September 30, 2011 and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability was estimated using a present value analysis as of September 30, 2011. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during the first nine months of 2011:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2011	$3,625
Accretion of present value discount	34

Liability balance at March 31, 2011	3,659
Purchase accounting fair value adjustment	(217)
Accretion of present value discount	51

Liability balance at June 30, 2011	3,493
Accretion of present value discount	33

Liability balance at September 30, 2011	$3,526

The following table summarizes the fair values as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Contingent consideration	$--	$--	$3,526	$3,526

Note 16 – Multiemployer Pension Withdrawal

The Company has participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan.  In accordance with ERISA Section 4203 (a), 29 U.S.C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Operations. The liability is expected to be settled during the next twelve months and is included in Accrued expenses on the Consolidated Balance Sheets. The Company’s estimated liability of $1,846 is unchanged as of September 30, 2011.

Note 17 – Subsequent Events

Effective October 19, 2011, the Company acquired substantially all of the assets of Lipson Associates, Inc. and Laga, Inc., which does business as Brandimage – Desgrippes & Laga (“Brandimage”) for a cash purchase price of $25,000, subject to certain closing and post-closing adjustments, and the assumption of certain trade account and business related liabilities. The Company funded the purchase price through a draw from its existing credit facility.

Brandimage is a leading independent branding and design network specializing in providing services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage, with unaudited 2010 revenues of approximately $32,000, has operations in Chicago, Cincinnati, Paris, Brussels, Shanghai, Seoul and Hong Kong. Brandimage will operate in conjunction with Schawk's current brand development capabilities, which are performed under its Anthem Worldwide brand.

The acquisition will be accounted for in the fourth quarter of 2011 using the purchase method in accordance with FASB ASC Topic 805 - Business Combinations. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in the Company’s financial statements from the date of acquisition.

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

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 150 locations in 21 countries across North America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

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

Organization

The Company is organized on a geographic basis, in three operating and reportable segments: North America, Europe and Asia Pacific. This organization reflects the current management reporting structure. The Company’s North America segment includes all of the Company’s operations located in North America, including its Canadian, Mexican and Brazilian operations, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities and its digital solutions business in Singapore.

Financial Overview

Net sales decreased $0.3 million or 0.2 percent in the third quarter of 2011 to $112.3 million from $112.6 million in the third quarter of 2010. The small sales decline in the third quarter of 2011 compared to the prior year’s quarter reflects a reduction in promotional activity from the Company’s advertising and retail accounts, partially offset by an increase in sales from the Company’s consumer packaged goods accounts. Sales in the third quarter of 2011 compared to the prior year’s quarter were positively impacted by changes in foreign currency translation rates of approximately $2.3 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. In the third quarter of 2011 compared to the third quarter of 2010 sales decreased in the North America operating segment by 2.2 percent, partially offset by sales increases in the Europe and Asia Pacific operating segments of 9.6 percent and 12.0 percent, respectively. The Company’s inventories, composed principally of the cost of unbilled client services, increased $3.5 million from the second quarter of 2011 as a result of higher production activity during the third quarter.

Gross profit decreased by $1.7 million or 4.0 percent in the third quarter of 2011 to $42.1 million from $43.8 million in the third quarter of 2010. The decline in gross profit in the third quarter of 2011 compared to the prior year’s quarter is principally due to increases in employee-related costs. Gross profit in the North America operating segment decreased by $2.2 million or 6.5 percent. Gross profit in the Europe operating segment increased by $0.2 million or 2.7 percent and increased in the Asia Pacific operating segment by $0.3 million or 9.7 percent.

Operating income decreased by $5.3 million or 39.2 percent in the third quarter of 2011 to $8.2 million from $13.6 million in the third quarter of 2010. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the lower gross profit in the third quarter of 2011 compared to the third quarter of 2010 as well as the following items: Selling, general and administrative expenses increased $2.6 million, or 8.9 percent, in the third quarter of 2011 to $31.2 million from $28.7 million in the third quarter of 2010. Included in selling, general and administrative expenses for the third quarter of 2010 is a credit to income of approximately $1.4 million representing insurance recoveries, primarily for a directors’ and officers’ insurance settlement representing reimbursement of certain expenses related to the Company’s recently-concluded SEC investigation. The balance of the increase in selling, general and administrative expenses, quarter-over-quarter is principally due to increases in employee related costs. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.9 million to $2.0 million in the third quarter of 2011 from $0.1 million in the third quarter of 2010. During the third quarter of 2011, the Company did not record any multiemployer pension withdrawal expense. However, during the third quarter of 2010, the Company recorded $0.5 million of multiemployer pension withdrawal expense representing an adjustment of the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company settled in the fourth quarter of 2010. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $0.5 million in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010. The Company recorded a net loss of $0.1 million on foreign exchange exposures in the third quarter of 2011 as compared to a net loss of $0.7 million in the third quarter of 2010. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in income for the third quarter of approximately $0.1 million.

The Company recorded an income tax benefit of $1.1 million for the third quarter of 2011 compared to an income tax expense of $4.2 million in the third quarter of 2010. The income tax benefit in the third quarter of 2011, as compared to an income tax expense in the third quarter of 2010, is primarily due to discrete period tax benefits resulting from the release of $4.0 million of certain valuation allowances for the Company’s United Kingdom subsidiary in the third quarter of 2011.

For the third quarter of 2011, net income was $8.1 million or $0.31 per fully diluted share, as compared to net income of $7.8 million or $0.30 per fully diluted share for the third quarter of 2010.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing through the first nine months of 2011, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three and nine-month periods ended September 30, 2011 was $0.5 million and $1.6 million, respectively, and $0.3 million and $1.0 million, respectively, for the three and nine-month periods ended September 30, 2010, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations. See Note 13 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2010 and for the first nine months of 2011, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

	North		Asia
(in millions)	America	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2011	$1.0	$0.5	$--	$0.1	$1.6
Year ended December 31, 2010	1.3	0.5	--	0.1	1.9
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$11.6	$6.0	$1.2	$1.5	$20.3

It is estimated that cost savings resulting from cost reduction actions initiated in the first nine months of 2011 will be approximately $1.9 million for 2011 and recurring pre-tax savings are expected to increase over the subsequent two-year period to approximately $2.9 million annually. It is estimated that cost savings resulting from the 2010 cost reduction actions was approximately $4.9 million for 2010 and will be approximately $10.9 million annually over the subsequent two-year period. Cost savings resulting from the 2009 cost reduction actions is estimated to have been approximately $8.9 million during 2009 and $15.6 million annually over the subsequent two-year period. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million annually over the subsequent two-year period.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the three-month periods ended:

	Three Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
	2011	2010	$ Change	% Change

Net sales	$112,298	$112,562	$(264)	(0.2	) %
Cost of sales	70,235	68,768	1,467	2.1%
Gross profit	42,063	43,794	(1,731)	(4.0	) %
Gross profit percentage	37.5%	38.9%

Selling, general and administrative expenses	31,240	28,675	2,565	8.9%
Business and systems integration expenses	1,997	85	1,912	nm
Multiemployer pension withdrawal expenses	--	500	(500)	nm
Acquisition integration and restructuring expenses	468	286	182	63.6%
Foreign exchange loss	121	694	(573)	(82.6	) %
Operating income	8,237	13,554	(5,317)	(39.2	) %
Operating margin percentage	7.3%	12.0%

Other income (expense):
Interest income	4	15	(11)	(73.3	) %
Interest expense	(1,212)	(1,642)	430	(26.2	) %

Income before income taxes	7,029	11,927	(4,898)	(41.1	) %
Income tax provision (benefit)	(1,057)	4,154	(5,211)	nm

Net income	$8,086	$7,773	$313	4.0%

Effective income tax rate	(15.0)%	34.8%

Expressed as a percentage of Net Sales:
Gross margin	37.5%	38.9%	(140)	bp
Selling, general and administrative expense	27.8%	25.5%	230	bp
Business and systems integration expenses	1.8%	0.1%	170	bp
Multiemployer pension withdrawal expense	--%	0.4%	(40)	bp
Acquisition integration and restructuring expenses	0.4%	0.3%	10	bp
Foreign exchange loss	0.1%	0.6%	(50)	bp
Operating margin	7.3%	12.0%	(470)	bp

bp  = basis points
nm = not meaningful

Net sales in the third quarter of 2011 were $112.3 million compared to $112.6 million in the third quarter of 2010, a decrease of $0.3 million, or 0.2 percent. The small sales decline in the third quarter of 2011 compared to the prior year’s quarter reflects a reduction in promotional activity from the Company’s advertising and retail accounts, partially offset by an increase in sales from the Company’s consumer packaged goods accounts. Net sales decreased in the third quarter of 2011 compared to the prior year’s quarter in the North America segment by $2.1 million, or 2.2 percent, partially offset by an increase in sales in the Europe segment of 1.6 million or 9.6 percent and an increase in the Asia Pacific segment of $0.9 million, or 12.0 percent. Sales attributable to acquisitions for the quarter ended September 30, 2011 were $1.6 million, or 1.4 percent. Excluding acquisitions, revenue would have decreased by $1.9 million or 1.7 percent. Sales in the current quarter compared to the prior year’s quarter were positively impacted by changes in foreign currency translation rates of approximately $2.3 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales in the third quarter of 2011 were $86.6 million, or 77.1 percent of total sales, as compared to $85.3 million, or 75.8 percent of total sales, in the same period of the prior year, representing an increase of 1.6 percent. Advertising and retail accounts sales of $18.7 million in the third quarter of 2011, or 16.7 percent of total sales, decreased 7.0 percent from $20.1 million in the third quarter of 2010. Entertainment account sales of $7.0 million in the third quarter of 2011, or 6.2 percent of total sales, decreased 2.5 percent from $7.1 million in the third quarter of 2010. During the third quarter, the Company continued to see measured progress for the comparative period with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $42.1 million, or 37.5 percent, of sales in the third quarter of 2011, a decrease of $1.7 million, or 4.0 percent, from $43.8 million, or 38.9 percent of sales, in the third quarter of 2010. The decline in gross profit in the current quarter compared to the prior year’s quarter is principally due to increases in employee-related costs.

Operating income decreased by $5.3 million or 39.2 percent in the third quarter of 2011 to $8.2 million from $13.6 million in the third quarter of 2010. The operating income percentage was 7.3 percent for the third quarter of 2011, compared to 12.0 percent in the third quarter of 2010. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the decrease in gross profit in the third quarter of 2011 compared to the third quarter of 2010 as well as to the items discussed below.

Selling, general and administrative expenses increased $2.6 million, or 8.9 percent, in the third quarter of 2011 to $31.2 million from $28.7 million in the third quarter of 2010. Included in selling, general and administrative expenses for the third quarter of 2010 is a credit to income of approximately $1.4 million representing insurance recoveries, primarily for a directors’ and officers’ insurance settlement representing reimbursement of certain expenses related to the Company’s recently concluded SEC investigation. The balance of the increase in selling, general and administrative expenses, quarter-over-quarter is principally due to increases in employee-related costs. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.9 million to $2.0 million in the third quarter of 2011 from $0.1 million in the third quarter of 2010. During the third quarter of 2011, the Company did not record any multiemployer pension withdrawal expense. However, during the third quarter of 2010, the Company recorded $0.5 million of multiemployer pension withdrawal expense representing an adjustment of the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company settled in the fourth quarter of 2010. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $0.5 million in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010.  The Company recorded a net loss of $0.1 million on foreign exchange exposures in the third quarter of 2011 as compared to a net loss of $0.7 million in the third quarter of 2010. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2011, designated as fair value hedges, which resulted in income for the third quarter of approximately $0.1 million. No charges were recorded for impairment of long-lived assets during either the third quarter of 2011 or 2010.

Interest expense in the third quarter of 2011 was $1.2 million compared to $1.6 million in the third quarter of 2010, a decrease of $0.4 million, or 26.2 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding in the current quarter compared to the prior year’s quarter.

The Company recorded an income tax benefit of $1.1 million for the third quarter of 2011 compared to an income tax expense of $4.2 million in the third quarter of 2010. The income tax benefit for the third quarter of 2011 was at an effective tax rate of (15.0) percent compared to an effective tax rate of 34.8 percent for the income tax expense in the third quarter of 2010. The income tax benefit in the third quarter of 2011, as compared to an income tax expense in the third quarter of 2010, is primarily due to discrete period tax benefits resulting from the release of $4.0 million of certain valuation allowances for the Company’s United Kingdom subsidiary in the third quarter of 2011.

In the third quarter of 2011, the Company recorded net income of $8.1 million, as compared to $7.8 million for the same period of 2010.

Other Information

Depreciation and amortization expense was $4.4 million for both the third quarter of 2011 and the third quarter of 2010.

Capital expenditures in the third quarter of 2011 were $9.2 million compared to $1.8 million in the same period of 2010. The increase in capital expenditures in the current period compared to the prior year’s period is primarily related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Operations for the nine-month periods ended:

	Nine Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
	2011	2010	$ Change	% Change

Net sales	$332,861	$342,110	$(9,249)	(2.7	) %
Cost of sales	210,129	209,617	512	0.2%
Gross profit	122,732	132,493	(9,761)	(7.4	) %
Gross profit percentage	36.9%	38.7%

Selling, general and administrative expenses	92,270	91,619	651	0.7%
Business and systems integration expenses	5,385	379	5,006	nm
Multiemployer pension withdrawal expense	1,846	500	1,346	nm
Acquisition integration and restructuring expenses	1,590	1,007	583	57.9%
Foreign exchange loss	829	2,244	(1,415)	(63.1	) %
Impairment of long-lived assets	--	680	(680)	nm
Operating income	20,812	36,064	(15,252)	(42.3	) %
Operating margin percentage	6.3%	10.5%

Other income (expense):
Interest income	43	31	12	38.7%
Interest expense	(3,772)	(5,401)	1,629	(30.2	) %

Income before income taxes	17,083	30,694	(13,611)	(44.3	) %
Income tax provision (benefit)	2,246	4,596	(2,350)	(51.1	) %

Net income	$14,837	$26,098	$(11,261)	(43.1	) %

Effective income tax rate	13.1%	15.0%

Expressed as a percentage of Net Sales:
Gross margin	36.9%	38.7%	(180)	bp
Selling, general and administrative expense	27.7%	26.8%	90	bp
Business and systems integration expenses	1.6%	0.1%	150	bp
Multiemployer pension withdrawal expense	0.6%	0.1%	50	bp
Acquisition integration and restructuring expenses	0.5%	0.3%	20	bp
Foreign exchange loss	0.2%	0.7%	(50)	bp
Impairment of long-lived assets	--%	0.2%	(20)	bp
Operating margin	6.3%	10.5%	(420)	bp

bp = basis points
nm = not meaningful

Net sales in the first nine months of 2011 were $332.9 million compared to $342.1 million in the first nine months of 2010, a decrease of $9.2 million, or 2.7 percent. The sales decline in the nine-month period of 2011 compared to the prior year’s period primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts. Net sales decreased in the nine-month period of 2011 compared to the prior year’s period in the North America segment by $13.7 million, or 4.6 percent, partially offset by an increase in sales in the Europe segment of 4.6 million or 9.3 percent and an increase in the Asia Pacific segment of $1.2 million, or 5.5 percent. Sales attributable to acquisitions for the nine-month period ended September 30, 2011 were $3.4 million, or 1.0 percent. Excluding acquisitions, revenue would have decreased by $12.6 million or 3.7 percent. Sales in the current nine-month period compared to the prior year’s period were positively impacted by changes in foreign currency translation rates of approximately $7.0 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales in the first nine months of 2011 were $256.0 million, or 76.9 percent of total sales, as compared to $256.1 million, or 74.9 percent of total sales, in the same period of the prior year. Advertising and retail accounts sales of $56.2 million in the first nine months of 2011, or 16.9 percent of total sales, decreased 12.7 percent from $64.4 million in the first nine months of 2010. Contributing to the decline in advertising and retail account sales in the current nine-month period compared to the prior year’s period is a $3.2 million decline in revenue related to the previously disclosed loss of a non-core retail client during the third quarter of 2010. Entertainment account sales of $20.6 million in the first nine months of 2011, or 6.2 percent of total sales, decreased 4.7 percent from $21.6 million in the first nine months of 2010. During the first nine months of 2011, the Company continued to see measured progress compared to the prior year period with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the first nine months of 2011 as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $122.7 million, or 36.9 percent, of sales in the first nine months of 2011, a decrease of $9.8 million, or 7.4 percent, from $132.5 million, or 38.7 percent of sales, in the same period of 2010. The decline in gross profit in the current nine-month period compared to the prior year’s period is principally due to reduced operating leverage resulting from lower sales for the first nine months of 2011 compared to the same period of 2010, as well as increases in employee-related costs.

Operating income decreased by $15.3 million or 42.3 percent in the first nine months of 2011 to $20.8 million from $36.1 million in the first nine months of 2010. The operating income percentage was 6.3 percent for the first nine months of 2011, compared to 10.5 percent in the same period of 2010. The decline in operating income in the current nine-month period compared to the prior year’s period is due in part to the lower sales for the first nine month of 2011 compared to the first nine months of 2010. Other factors which affected the operating profit compared to the prior year period are discussed below.

Selling, general and administrative expenses increased $0.7 million, or 0.7 percent, in the first nine months of 2011 to $92.3 million from $91.6 million in the same period of 2010. Included in selling, general and administrative expenses for the first nine months of 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company and a credit to income of approximately $1.3 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Included in selling, general and administrative expenses for the first nine months of 2010 is a credit to income of approximately $2.7 million representing insurance recoveries, primarily for property losses and a directors’ and officers’ insurance settlement representing reimbursement of certain expenses related to the Company’s recently concluded SEC investigation.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $5.0 million to $5.4 million in the first nine months of 2011 from $0.4 million in the same period of 2010. During the first nine months of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. The Company recorded a $0.5 million expense in the first nine-months of 2010 to adjust the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company settled in the fourth quarter of 2010. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.6 million in the first nine months of 2011 compared to $1.0 million in the same period of 2010. The Company recorded a net loss of $0.8 million on foreign exchange exposures in the first nine months of 2011 as compared to a net loss of $2.2 million in the same period of 2010. The net loss on foreign exchange exposures includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in income for the first nine months of 2011 of $0.1 million. No charges were recorded for impairment of long-lived assets during the first nine months of 2011, except for $0.2 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives and included in acquisition integration and restructuring expenses. In the first nine months of 2010, the Company recorded a charge for impairment of long-lived assets of $0.7 million related to damaged equipment at one of its North American facilities.

Interest expense in the first nine months of 2011 was $3.8 million compared to $5.4 million in the same period of 2010, a decrease of $1.6 million, or 30.2 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding in the current period compared to the prior year’s period.

The Company recorded an income tax expense of $2.2 million for the first nine months of 2011 compared to an income tax expense of $4.6 million in the first nine months of 2010. Income tax expense was at an effective tax rate of 13.1 percent and 15.0 percent for the first nine months of 2011 and 2010, respectively. The decrease in the effective rate for the first nine months of 2011 compared to the same period of 2010 is primarily due to discrete period tax benefits resulting from the release of $4.0 million of certain valuation allowances for the Company’s United Kingdom subsidiary in the first nine months of 2011.

In the first nine months of 2011, the Company recorded net income of $14.8 million, as compared to $26.1 million for the same period of 2010.

Other Information

Depreciation and amortization expense was $13.1 million for the first nine months of 2011 as compared to $13.3 million in the first nine months of 2010.

Capital expenditures in the first nine months of 2011 were $18.3 million compared to $6.7 million in the same period of 2010. The increase in capital expenditures in the current period compared to the prior year’s period is primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

North America

The following table sets forth North America segment results for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$95,213	$97,360	$(2,147)	(2.2	) %
Acquisition integration and restructuring expenses	$326	$117	$209	nm
Foreign exchange (gain) loss	$124	$(23)	$147	nm
Depreciation and amortization	$2,715	$2,734	$(19)	(0.7	) %
Operating income	$14,936	$17,627	$(2,691)	(15.3	) %
Operating margin	15.7%	18.1%		(240	) bp
Capital expenditures	$1,949	$1,063	$886	83.3%
Total assets	$340,648	$343,816	$(3,168)	(0.9	) %

nm = not meaningful
bp = basis points

Net sales in the third quarter of 2011 for the North America segment were $95.2 million compared to $97.4 million in the same period of the prior year, a decrease of $2.2 million or 2.2 percent. Sales contributed by acquisitions for the third quarter of 2011 totaled $1.3 million. Sales for the third quarter of 2011, as compared to the third quarter of 2010, benefited from an increase of $0.5 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to local currencies of certain of the Company’s non-U.S. subsidiaries.  The sales decline in the third quarter of 2011 compared to the prior year’s quarter primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Operating income was $14.9 million or 15.7 percent of sales, in the third quarter of 2011 compared to $17.6 million, or 18.1 percent of sales, in the third quarter of 2010, a decrease of $2.7 million. The decrease in operating income is principally due to the decrease in revenue in the current period compared to the prior year’s period.

The following table sets forth North America segment results for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$284,262	$297,996	$(13,734)	(4.6)%
Acquisition integration and restructuring expenses	$981	$661	$320	48.4%
Foreign exchange (gain) loss	$20	$(58)	$78	nm
Impairment of long-lived assets	$--	$680	$(680)	nm
Depreciation and amortization	$8,048	$8,273	$(225)	(2.7)%
Operating income	$40,383	$50,906	$(10,523)	(20.7)%
Operating margin	14.2%	17.1%		(290)	bp
Capital expenditures	$6,362	$4,619	$1,743	37.7%
Total assets	$340,648	$343,816	$(3,168)	(0.9)%

nm = not meaningful
bp = basis points

Net sales in the first nine months of 2011 for the North America segment were $284.3 million compared to $298.0 million in the same period of the prior year, a decrease of $13.7 million or 4.6 percent. Sales contributed by acquisitions for the first nine months of 2011 totaled $2.6 million. Sales for the first nine months of 2011, as compared to the first nine months of the prior year, benefited from an increase of $1.7 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-US subsidiaries. The sales decline in the nine-month period of 2011 compared to the prior year’s period primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Operating income was $40.4 million or 14.2 percent of sales, in the first nine months of 2011 compared to $50.9 million, or 17.1 percent of sales, in the first nine months of 2010, a decrease of $10.5 million. The decrease in operating income is principally due to the decrease in revenue in the current period compared to the prior year’s period.

Europe

The following table sets forth Europe segment results for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$18,328	$16,724	$1,604	9.6%
Acquisition integration and restructuring expenses	$142	$(81)	$223	nm
Foreign exchange (gain) loss	$86	$(186)	$272	nm
Depreciation and amortization	$739	$592	$147	24.8%
Operating income	$1,157	$1,490	$(333)	(22.3)%
Operating margin	6.3%	8.9%		(260)	bp
Capital expenditures	$900	$341	$559	nm
Total assets	$51,032	$45,979	$5,053	11.0%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the third quarter of 2011 were $18.3 million compared to $16.7 million in the same period of the prior year, an increase of $1.6 million or 9.6 percent. Sales contributed by acquisitions for the third quarter of 2011 totaled 0.3 million. Sales for the third quarter of 2011, as compared to the third quarter of 2010, benefited from an increase of $0.9 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-US subsidiaries.

Operating income was $1.2 million, or 6.3 percent of sales, in the third quarter of 2011 compared to $1.5 million or 8.9 percent of sales in the third quarter of 2010, a decrease of $0.3 million. The decrease in operating income in the current period compared to the prior year’s period is due in part to a foreign exchange loss on transactions in the current period as compared to a foreign exchange gain in the previous year’s period.

The following table sets forth Europe segment results for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$53,663	$49,099	$4,564	9.3%
Acquisition integration and restructuring expenses	$534	$90	$444	nm
Foreign exchange loss	$60	$98	$(38)	(38.8	) %
Depreciation and amortization	$2,154	$2,045	$109	5.3%
Operating income	$4,160	$2,853	$1,307	45.8%
Operating margin	7.8%	5.8%		200	bp
Capital expenditures	$1,269	$724	$545	75.3%
Total assets	$51,032	$45,979	$5,053	11.0%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the first nine months of 2011 were $53.7 million compared to $49.1 million in the same period of the prior year, an increase of $4.6 million or 9.3 percent. Sales contributed by acquisitions for the first nine months of 2011 totaled $0.8 million. Sales for the first nine months of 2011, as compared to the first nine months of 2010, benefited from an increase of $2.8 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries.

Operating income was $4.2 million, or 7.8 percent of sales, in the first nine months of 2011 compared to $2.9 million or 5.8 percent of sales in the first nine months of 2010, an increase of $1.3 million. The increase in operating income in the current period compared to the prior year’s period is due in part to a $1.0 million decrease in selling, general and administrative expenses related to reserve reductions for certain United Kingdom vacant leased properties where changed circumstances required revisions to estimates of future expenses related to the leases, as well as expense reductions related to the Company’s cost reduction initiatives.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$8,451	$7,547	$904	12.0%
Acquisition integration and restructuring expenses	$--	$(18)	$18	nm
Foreign exchange (gain) loss	$(11)	$222	$(233)	nm
Depreciation and amortization	$323	$283	$40	14.1%
Operating income	$1,533	$982	$551	56.1%
Operating margin	18.1%	13.0%		510	bp
Capital expenditures	$301	$395	$(94)	(23.8	) %
Total assets	$23,613	$23,374	$239	1.0%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the third quarter of 2011 were $8.5 million compared to $7.5 million in the same period of the prior year, an increase of $0.9 million or 12.0 percent. Sales for the third quarter of 2011, as compared to the third quarter of 2010, benefited from an increase of $0.8 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries.

Operating income was $1.5 million in the third quarter of 2011, or 18.1 percent of sales, as compared to $1.0 million, or 13.0 percent of sales, in the third quarter of 2010, an increase of $0.6 million, or 56.1 percent. The increase in operating income is principally due to the increase in revenue for the quarter as well as a foreign exchange gain on transactions in the 2011 period as compared to a foreign exchange loss in the 2010 period.

The following table sets forth Asia Pacific segment results for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		2011 vs. 2010 Increase (Decrease)
(in thousands)	2011	2010	$	%

Net sales	$23,852	$22,609	$1,243	5.5%
Acquisition integration and restructuring expenses	$--	$(23)	$23	nm
Foreign exchange loss	$76	$383	$(307)	(80.2)%
Depreciation and amortization	$967	$893	$74	8.3%
Operating income	$2,941	$3,637	$(696)	(19.1)%
Operating margin	12.3%	16.1%		(380)	bp
Capital expenditures	$906	$1,042	$(136)	(13.1)%
Total assets	$23,613	$23,374	$239	1.0%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the first nine months of 2011 were $23.9 million compared to $22.6 million in the same period of the prior year, an increase of $1.2 million or 5.5 percent. Sales for the first nine months of 2011, as compared to the first nine months of 2010, benefited from an increase of $2.5 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $2.9 million in the first nine months of 2011, or 12.3 percent of sales, as compared to $3.6 million, or 16.1 percent of sales, in the first nine months of 2010, a decrease of 0.7 million or 19.1 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at September 30, 2011 was $55.1 million compared to $66.7 million at December 31, 2010.

As of September 30, 2011, the Company had $10.6 million in consolidated cash and cash equivalents, compared to $36.9 million at December 31, 2010. During 2010, the Company accumulated cash in its foreign subsidiaries and,  pursuant to its international cash management policies, in January 2011, $26.7 million was loaned to the United States and was used to reduce the Company’s revolving credit balance and private placement debt.

Cash provided by operating activities. Cash provided by operating activities was $12.3 million in the first nine months of 2011 compared to $34.7 million in the first nine months of 2010. The decrease in cash provided from operations in the current period reflects the decrease in net income to $14.8 million for the first nine months of 2011 compared to net income of $26.1 million for the first nine months of 2010 and unfavorable changes in non-cash current assets and current liabilities in the 2011 period as compared to the 2010 period. The Company’s inventories, composed principally of the cost of unbilled client services, increased $6.2 million during the first nine months of 2011 as a result of higher production activity.

Depreciation and intangible asset amortization expense in the first nine months of 2011 was $9.4 million and $3.7 million, respectively, as compared to $9.9 million and $3.4 million, respectively, in the first nine months of the prior year.

Cash used in investing activities. Cash used in investing activities was $18.2 million in the first nine months of 2011 compared to $5.6 million of cash used in investing activities during the comparable 2010 period. The cash used in investing activities in the 2010 period includes proceeds of $1.5 million from property loss insurance settlements. Capital expenditures were $18.3 million in the first nine months of 2011 compared to $6.7 million in the first nine months of 2010, reflecting an increase in capital expenditures related to the Company’s information technology and business process improvement initiative. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $10.0 to $12.0 million annually. In addition, during the current and next fiscal year, the Company expects to incur capital investment and related business and system integration expenses in the range of $20.0 million to $26.0 million for the Company’s information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities. Cash used in financing activities in the first nine months of 2011 was $20.7 million compared to cash used in financing activities of $14.5 million during the first nine months of 2010. The cash used in financing activities in the first nine months of 2011 reflects $11.4 million of net payments of debt compared to $15.0 million of net payments of debt during the first nine months of 2010. The Company used $4.0 million to purchase shares of its common stock during the first nine months of 2011. No shares were repurchased by the Company during the first nine months of 2010. In addition, the Company received proceeds of $0.8 million from the issuance of common stock during the first nine months of 2011 compared to $4.5 million in the first nine months of 2010. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $6.2 million for the first nine months of 2011 compared to $3.0 million for the first nine months of 2010. The dividends paid in the first nine months of 2011 reflect an increase in the quarterly dividend to $0.08 per share from a quarterly dividend of $0.04 per share paid in the first nine months of 2010. Subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue for the remainder of 2011.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes payable issued under these agreements that remain outstanding currently bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $26.4 million, is included on the September 30, 2011 Consolidated Balance Sheets as follows: $20.3 million is included in Current portion of long-term debt and $6.1 million is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “Credit Agreement”) in order to refinance its revolving credit facility. The Credit Agreement provides for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the facility by up to $10.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bear interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility are not subject to a minimum LIBOR floor. There were no borrowings outstanding under the LIBOR portion of the facility at September 30, 2011. At the Company’s option, loans under the facility can also bear interest at prime plus 1.5 percent. At September 30, 2011, there was $18.7 million of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrows under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At September 30, 2011, there was $7.2 million outstanding under bankers’ acceptance agreements and $0.6 million outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent. The total balance outstanding at September 30, 2011 of $26.5 million is included in Current portion of long-term debt on the Consolidated Balance Sheets.

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

The Credit Agreement contains certain customary affirmative and negative covenants and events of default. Under the terms of the Credit Agreement, permitted capital expenditures excluding acquisitions are restricted to not more than $18.5 million per fiscal year, or $40.0 million over the term of the credit facility, and dividends, stock repurchases and other restricted payments are limited to $5.0 million per fiscal year. The Company anticipates discussing with its lenders the need to elevate the current permitted capital expenditure level to accommodate the increased capital spending related to the Company’s information technology and business process improvement initiative. Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed charge coverage ratio, a maximum cash flow ratio and a minimum consolidated net worth requirement. The Company was in compliance with all covenants at September 30, 2011.

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

In September of 2011, the Company financed $1.0 million of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in three equal quarterly payments, ending in June 2012. In March of 2011, the Company financed an additional $0.7 million of business insurance premiums for a 2010-2011 policy term, due in three quarterly installments ending in December 2011. The total balance outstanding for insurance premiums at September 30, 2011 is $1.3 million and is included in Current portion of long-term debt on the Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments beginning in October 2011 and ending in September 2013. The total balance outstanding for the software license fees at September 30, 2011 is $0.9 million, which is included on the September 30, 2011 Consolidated Balance Sheets as follows: $0.6 million is included in Current portion of long-term debt and $0.3 million is included in Long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of September 30, 2011 from those reported in the Company’s Form 10-K for the year ended December 31, 2010.

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

Based on their evaluation as of September 30, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Annual Report, as updated below (collectively, the “Risk Factors”), could materially adversely affect the Company’s business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

With respect to the risk factor captioned “The United States Securities and Exchange Commission (the “SEC”) investigation may result in significant costs and expenses, may divert resources and could have a material adverse effect on the Company’s business and results of operations” in the Annual Report, the Division of Enforcement of the Securities and Exchange Commission has completed its investigation of certain accounting matters related to the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and the first three quarters of 2007, which was announced in conjunction with the Company’s filing of its fiscal 2007 Form 10-K, and informed the Company that it does not intend to recommend that the SEC take any enforcement action against the Company.

With respect to the risk factor captioned “Impairment charges have had and could continue to have a material adverse effect on the Company’s financial results” in the Annual Report, at the end of the third quarter of 2011, the Company’s stock price had declined, along with the general stock market, to the point where the fair value of the Company, as determined by its market capitalization, was less than the Company’s book value. While the Company concluded that the decline was temporary and based on general economic and volatile market conditions, and not based on any events or conditions specific to the Company, if the price of the Company’s common stock were to experience a significant and other-than-temporary decline, the Company may be required in a future period to recognize an impairment of all or a portion of its goodwill. Any such impairment charge could have a negative effect on its stockholders’ equity and have a material adverse affect on the Company’s financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Company common stock per year, subject to the restricted payment limitations of the Company’s credit facility. During the nine-month period ended September 30, 2011, the Company repurchased 314,355 shares of its common stock at an average price per share of $12.58. The Company did not repurchase any shares during the nine-month period ended September 30, 2010. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the nine-month periods ended September 30, 2011 and September 30, 2010, 2,770 and 2,415 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

The following table summarizes the shares repurchased by the Company during the nine months ended September 30, 2011:

(In thousands, except per share amounts)

Period	Total No. Shares Purchased	Avg. Price Paid Per Share	No. Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under Program(1)

1/1 – 5/31	--	$--	--	2,000
6/1 – 6/30	54	16.44	54	1,946
7/1 – 7/31	--	--	--	1,946
8/1 – 8/31	170	11.70	170	1,776
9/1 – 9/30	90	11.91	90	1,686

2011 Total	314	$12.58	314

1) Restricted payment covenants contained in the Company’s credit facility limits the total number of shares permitted to be purchased under the program.  Market conditions will influence the timing and the number of shares repurchased in the future, if any. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without notice.

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

10.1
Asset Purchase Agreement, dated as of September 15, 2011, among Schawk USA Inc., Lipson Associates, Inc., Laga, Inc., certain subsidiaries of Lipson, and the shareholders of the sellers, as amended by First Amendment to Asset Purchase Agreement, dated as of September 28, 2011, Second Amendment to Asset Purchase Agreement, dated as of October 4, 2011 and letter agreement dated October 19, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 20, 2011).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2011.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller