Form 10-K
period 2011-12-31
SCHAWK INC
filed 2012-03-06
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09335

SCHAWK, INC.
(Exact name of Registrant as specified in its charter)
Delaware	66-0323724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1695 South River Road
Des Plaines, Illinois	60018
(Address of principal executive office)	(Zip Code)

847-827-9494
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $0.008 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:  See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non- accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value on June 30, 2011 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $156,615,000

The number of shares of the Registrant’s Common Stock outstanding as of February 29, 2012 was 25,762,625

Documents Incorporated by Reference

Portions of the proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SCHAWK, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2011

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

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 155 locations in 25 countries across the Americas, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

The Company believes that it is positioned to deliver its offering in a category that is unique to its competition. This category, brand development and deployment services, reflects Schawk’s ability to provide integrated strategic, creative and executional services globally across the four primary points in which its clients’ brands touch consumers: at home, on the go, at the store and on the shelf. “At Home” includes brand touchpoints such as direct mail, catalogs, advertising, circulars, and the internet. “On the Go,” includes brand touchpoints such as outdoor advertising, mobile/cellular, and the internet. “In the Store” includes brand touchpoints such as point-of-sale displays, in-store merchandising and interactive displays. “On the Shelf” focuses on packaging as a key brand touchpoint.

The Company’s strategic services are delivered primarily through its branding and design capabilities, performed under its Brandimage and Anthem Worldwide (“Anthem”) brands. These services include brand analysis and articulation, design strategy and design. These services help clients revitalize existing brands and bring new products to market that respond to changing consumer desires and trends. Anthem’s services also help certain retailers optimize their brand portfolios, helping them create fewer, smarter and potentially more profitable brands. The impact of changes to design and brand strategy can potentially exert a significant impact on a company’s brand, category, market share, equity and sales. Strategic services also represent some of Schawk’s highest value, highest margin services.

The Company’s creative services are delivered through Brandimage and Anthem and through various sub-specialty capabilities whose services include digital photography, 3D imaging, creative retouching, CGI (Computer Generated Images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), interactive media and large-format printing. These services support the creation, adaptation and maintenance of brand imagery used across  brand touchpoints – including packaging, advertising, marketing and sales promotion materials – offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of clients’ original intellectual property, present a high-margin growth opportunity for Schawk.

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

The Company’s clients currently include approximately 20 percent of the Fortune 100 companies and approximately 10 percent of the Fortune 500 companies. These clients select Schawk for its comprehensive brand point management services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes its clients are increasingly choosing to outsource their graphic and creative services needs to it for a variety of reasons, including its:

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

The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil, its U.S. branding and design capabilities and its U.S. digital solutions business. Americas is the dominant segment with approximately 85 percent of consolidated revenues as of December 31, 2011. The Company’s Europe reportable segment includes all operations in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.

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

Factors driving increased demand for our brand development and deployment services. Rapidly changing consumer tastes, shifting marketing budgets, the need for product differentiation, changing regulatory requirements, the relative cost-effectiveness of packaging redesign and other factors continue to drive increases in the volume and frequency of package design modifications. Additionally, progressive grocery retailers continue to develop private label brands, activate them in the marketplace and optimize their brand portfolios. As grocery and other retailers become more sophisticated marketers, the Company believes they are increasingly recognizing the benefit of Schawk’s services offering.

Our Services

Schawk’s offerings include strategic, creative and executional services related to four core competencies: graphic services, brand and package strategy and design, digital promotion and advertising, and software. Graphic services, brand and package strategy and design and digital promotion and advertising represented approximately 96 percent of the Company’s revenues in 2011, with software sales representing the remaining 4 percent.

Graphic services. Under the Schawk brand, graphic services encompasses a number of creative and executional service offerings including traditional premedia business as well as high-end digital photography, color retouching, large format digital printing and sales and promotional samples. Additionally, Schawk offers digital three-dimensional modeling of prototypes or existing packages for its consumer products clients. Graphic service operations are located throughout Americas, Europe and Asia.

Brand and package strategy and design. Under the Brandimage and Anthem brands, the Company offers brand consulting and creative design for packaging applications to consumer products companies, food and beverage retailers and mass merchandisers. Anthem consists of leading creative design firms acquired since 1998 in Toronto, San Francisco, Cincinnati, Sydney, London, York, Melbourne, Hilversum, Paris, Brussels, Shanghai, Hong Kong and Seoul, as well as start-ups in Chicago, New Jersey, New York, and Singapore.

Digital promotion and advertising. Under the Untitled and Real Branding brands, the Company offers digital advertising services in the United Kingdom and North American regions, which enables the Company to provide an array of creative and visual brand-related creative services to the rapidly growing digital communications markets. As product manufacturers and retailers continue to use digital technology to connect with their consumers, Schawk has invested in digital markets to complement its existing capabilities and drive its clients’ brands across the rapidly expanding digital medium.

Software. Services that help differentiate Schawk from its competitors are its software products that include graphic lifecycle content management systems that are comprised of digital asset management, workflow management, online proofing and intelligence performance management modules. These products are supported by services that include implementation, on-site management, validation for highly regulated environments, and support and training. Schawk offers these products and services through Schawk Digital Solutions (“SDS”), its digital solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies, pharmaceutical/life sciences companies and retail companies. In 2009, SDS launched and successfully implemented for several clients an innovative Copy Management System that serves as a “single source of truth” for all copy and automates its placement on packaging mechanicals, simplifying complex workflows, improving time to market and reducing the risks that incorrect labeling presents to its clients. Through its integrated software solution, BLUE™, SDS works with clients to organize their digital assets, streamline their internal workflow, improve efficiency, reduce waste, and help clients meet the requirements of regulatory bodies globally. The improved speed to market allows consumer products companies to increase the number of promotions without increasing costs. Schawk’s software products are supported with managed services, asset optimization, implementation and support and training for clients.

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

Competitive Strengths

The Company believes that the following factors have been critical to its past success and represent the foundation for future growth:

The Company is a leader in a highly fragmented market. The Company is one of the world’s largest independent suppliers of integrated strategic, creative and executional graphic services. There are thousands of independent market participants in its industry in the Americas and the vast majority of these are single-location, small niche firms with annual revenues of less than $20.0 million. The Company believes that its size, expertise, breadth of services and global presence represent a substantial competitive advantage in its industry.

The Company has direct client relationships. While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with its clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2011, the Company had more than 100 sites at or near client locations staffed by approximately 400 Schawk employees. The Company’s direct client relationships enable it to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

The Company has a comprehensive service offering. The Company provides its clients with a comprehensive offering of integrated strategic, creative and executional services. The Company has built upon its core premedia services by acquiring and integrating high value/high margin services such as brand strategy and design, creative services and workflow management software and services. In addition to generating more revenue, the increased breadth of its service offering enables it to manage the premedia graphic process, from design and image creation to media fulfillment. Additionally, as a result of recent investments, consistent with its strategy of capitalizing on its expertise in developing and deploying brands for clients across multiple mediums, the Company offers creative and deployment services across digital environments that allow  clients to communicate directly with customers and consumers through digital mediums including, but not limited to, social media. This can result in quicker, more consistent and cost-effective solutions for its clients that enables them to undertake more product introductions or existing packaging alterations without exceeding their budgets.

The Company has unique global capabilities. The Company has more than 150 locations in 25 countries across 5 continents. The Company has combined this global platform with its proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent and compelling brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their production internationally. The Company’s global presence and proprietary databases help ensure consistent and compelling brand images for its clients around the world.

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

Strategy

The Company seeks to enhance its leadership position in the graphic services industry. Its strategies to realize this objective include:

Capitalizing on our enhanced platform. The Company seeks to capitalize on the breadth of its services and its global presence. The Company’s dedicated business development team emphasizes the Company’s ability to tailor integrated solutions on a global scale to meet its clients’ specific needs. Its total brand point management approach provides opportunities to expand service offerings to existing clients and provide global representation to clients previously using the Company’s services only in a single market.

Matching our services to the needs of our clients. The Company’s clients continually create new products and seek to extend and enhance their existing brands while maximizing brand equity consistency across the regions in which they sell their products, whether these regions are local, regional or global in nature. The Company matches its service offerings to meet its clients’ needs and, where necessary, adapt services as their needs change and grow. The Company’s adaptability is exemplified by its ability to scale its service offerings, shift employees among its locations to address surges in a client’s promotional activity, and originate services from additional global locations based on changes in a client’s global branding strategy. As the Company’s clients expand their use of digital mediums for communicating with their customers and consumers, the Company’s Untitled and Real Branding brands position the Company to be able to provide services across the rapidly growing digital communication mediums in the United Kingdom and United States.

Pursuing acquisitions opportunistically. Where opportunities arise and in response to client needs, Schawk seeks strategic acquisitions of selected businesses to broaden its service offerings, enhance its client base or build a new market presence. The Company believes that there will continue to be a number of attractive acquisition candidates in the fragmented and consolidating industry in which the Company operates. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources,” the Company’s current credit facility contains covenants that may limit its ability to make significant acquisitions.

Acquisitions

Since 1965, the Company has integrated approximately 60 graphic imaging, creative and design businesses into its operations, ranging in size from $2 million to $370 million in revenue. The Company typically has sought to acquire businesses that represent market niche companies with Fortune 1000 client lists, excellent client services or proprietary products, solid management and/or offer the opportunity to expand into new service or geographic markets.

The Company’s recent acquisitions are noted below:

•
Effective October 19, 2011, the Company acquired substantially all of the assets of Lipson Associates, Inc. and Laga, Inc., which does business as Brandimage – Desgrippes & Laga (“Brandimage”). Brandimage is a leading independent branding and design network specializing in providing services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design.

•
Effective November 10, 2010, the Company acquired Real Branding LLC, a United States-based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in Los Angeles and New York.

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

Clients

The Company’s clients consist of direct purchasers of graphic services, including end-use consumer product manufacturers of food, beverage, non-food and beverage and pharmaceutical products, groceries, pharmacies, department and mass merchant retailers, converters and advertising agencies. Many of its clients, a number of whom are Fortune 1000 companies, have global operations and often use numerous converters both domestically and internationally. Because these clients desire uniformity of color and image quality across a variety of media, the Company plays a very important role in coordinating their printing activities by maintaining current equipment specifications regarding its clients and converters. Management believes that this role has enabled it to establish closer and more stable relationships with these clients. Converters have worked closely with the Company to reduce required lead-time, thereby lowering their costs. End-use clients often select and use Schawk to ensure better control of their packaging or other needs and depend on Schawk to act as their agent to ensure quality management of data along with consistency among numerous converters and packaging media. Schawk has established more than 110 on-site locations at or near clients that require high volume, specialized service. As its art production services continue to expand, the Company anticipates that it will further develop our on-site services.

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

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. In 2011 and 2010, its largest client accounted for approximately 8.7 percent and 9.6 percent of the Company’s total revenues, respectively. In 2011 and 2010, the 10 largest clients by sales in the aggregate accounted for approximately 46.3 percent and 44.2 percent of revenues, respectively.

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

Regarding brand and packaging strategy, and creative design for print and digital work, competition currently comes from a variety of suppliers.  However, the Company is not aware of any competitors who offer, on a global basis, the breadth or array of services that Schawk does, from strategy through development through deployment.

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

As requirements of speed, consistency and efficiency on a global scale continue to be critical, along with the recognition of the importance of focusing on their core competencies, the Company believes clients have increasingly recognized that Schawk provides services at a rate and cost that makes outsourcing more cost effective and efficient.

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

Employees

As of December 31, 2011, Schawk had approximately 3,600 employees worldwide. Of this number, approximately 9 percent are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The percentage of employees covered by union contracts that expire within one year is approximately 3 percent. The Company’s union and non-union employees are vital to its operations. Schawk considers its relationships with its employees and unions to be good.

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

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, paper, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2011, materials and supplies accounted for $17 million or approximately 6.0 percent of the Company's cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already small percentage of cost of sales attributable to material costs will continue to decrease. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents. The trademarks “Schawk!,” “Schawk,” “Schawk Digital Solutions,” “Anthem!,” “Anthem Worldwide,” “PaRTS,”  “BLUE,” “BLUE DNA,” “ENVISION,” “MPX,” “MEDIALINK,” “MEDIALINK STUDIO,” “RPM (Retail Performance Manager),” “CPM (Campaign Performance Manager),” “BRANDSQUARE,” “AGT,” “APPLIED GRAPHICS TECHNOLOGIES,” and the trade names “Ambrosi,” “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,” “Anthem Cincinnati,” “Anthem York,” “Schawkgraphics,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk India,” “Schawk Japan,” “Schawk Australia,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk Los Angeles,” “Schawk San Francisco,” “Schawk UK Limited,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto,” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3-D,” “Laserscan,” “Protopak,” “Seven,” “DJPA,” “Schawk Retail Marketing,” “Winnetts,” “IDP (& Design),” “IDP,” “INNOVATION STREAM,” “SLAGA (& Design),” “LAGA,” “LAGA LAB,” “MACROSCOPE,” “NAME STREAM,” “REAL BRANDING,” “RIGHT BRAND THINKING,” “TRENDENCIES,” “TRI LAB” and “NEURODESIGN” are the most significant trademarks and trade names used by the Company or its subsidiaries

Available Information

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

The Company’s revenues are derived from clients in a variety of industries and businesses, with consumer package goods (“CPG”) clients, accounting for 76.4 percent of 2011 revenues. The Company’s clients, in particular its CPG clients, have product introduction, marketing and advertising spending levels that may significantly fluctuate or decline in reaction to changes in, among other things, competitive pressures, business and consumer confidence and spending, and economic conditions in the markets in which they sell their products or services. Accordingly, the Company’s operating results are sensitive to the effects that these changes have on its clients’ businesses. General economic downturns or localized downturns in markets where the Company or its clients have operations or other circumstances that result in reductions in its clients’ investment in product introduction and innovation or marketing and advertising budgets can negatively impact the Company’s sales volume and revenues, its margins and its ability to respond to competition or to take advantage of business opportunities.

Prolonged weakness or uncertainty in global economic conditions and in the credit and capital markets and weak or stagnant consumer and business confidence has and could continue to significantly impact the overall demand for the Company’s services. As clients come under pressure or continue to operate in a weak or uncertain economic environment, it may result in, among other consequences, a further reduction in spending on the services that the Company provides, which could have a material adverse effect on its operating cash flows, financial condition or results of operations.

The Company’s business is subject to unpredictable order flows, which might cause its results to fluctuate significantly from period to period.

Although approximately one-half of the Company’s revenues are derived from clients with whom the Company has contractual agreements ranging from one to five years in duration, individual assignments from clients are on an “as needed”, project-by-project basis. The contractual agreements do not require minimum volumes, therefore, depending on the level of activity with its clients, the Company can experience unpredictable order flows. While technological advances have enabled the Company to shorten considerably its production cycle to meet its clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from its clients of upcoming projects or the cancellation or postponement of anticipated projects. Although the Company has established long-standing relationships with many of its clients and believes its reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future and will remain susceptible to its client’s order patterns and unexpected fluctuations in client spending.

The Company operates in a highly competitive industry and if it does not continue to successfully compete, it could lose market share or fail to further grow its business.

The Company competes with other providers of graphic imaging, brand and packaging development and design services, and creative and advertising services. The market for these services is highly fragmented, with several national and many regional participants in the United States as well as in foreign countries in which it operates. The Company faces, and will continue to face, competition in its business from many sources, including national and large regional companies, some of which have greater financial, marketing and other resources than the Company. In addition, local and regional firms specializing in particular markets compete on the basis of established long-term relationships or specialized knowledge of such markets. The introduction of new technologies also may create lower barriers to entry that may allow other firms to provide competing services.

It is possible that competitors will introduce services or products that achieve greater market acceptance than, or are technologically superior to, the Company’s current service offerings. The Company cannot offer assurance that it will be able to continue to compete successfully or that competitive pressures will not adversely affect its business, financial condition and results of operations.

The Company may not realize expected benefits from its technology enhancement, cost reduction and capacity utilization initiatives.

In order to improve the efficiency of its operations, the Company implemented certain technology enhancement, cost reduction and capacity utilization activities in 2008 through 2011, including workforce reductions and work site realignment, and has plans to continue these, or similar actions, throughout 2012 in order to achieve certain cost savings and to strategically realign its resources. The Company may not realize the expected cost savings or improve its operating performance as a result of its past, current and future cost reduction activities and technology enhancement initiatives. Certain technology enhancement initiatives, such as the Company’s ongoing initiative to improve its information technology and business process systems, contributed to an increase in the Company’s expenses in 2011 and likely will adversely impact expenses in 2012 and 2013. The Company’s current and future cost reduction activities also could adversely affect its ability to retain key employees, the significant loss of whom could adversely affect its operating results. Further, as a result of its cost reduction activities, the Company may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in its markets and in the level of demand for its services.

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

In 2011 and 2010, the Company’s ten largest clients by sales volume accounted for approximately 46.3 percent and 44.2 percent, respectively, of its revenues, and approximately 8.7 percent and 9.6 percent, respectively, of total revenues came from the Company’s largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client may fluctuate from period to period due to such client’s purchasing patterns, which, with respect to the Company’s consumer product company clients, are driven by changes in their level of investment in brand enhancements, product introductions and product modifications. Additionally, the Company’s larger clients may seek to leverage their size to obtain more favorable pricing terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of the Company’s principal clients could have a material adverse effect on the Company’s revenues and results of operations.

The Company’s clients could shift a significant portion of their marketing and advertising dollars from print to online and digital environments at levels that exceed the Company’s current ability to deliver the online services they seek and in a manner that they require.

As digital media marketing and advertising opportunities continue to grow as a direct, measurable, and interactive way for the Company’s clients to reach consumers, more companies are shifting marketing dollars away from print to digital media environments. While the Company currently offers an array of services that seeks to meet its clients’ digital marketing and advertising needs, responding quickly, effectively and efficiently to client demand for more comprehensive interactive services might require further investment or the acquisition of additional talent or established interactive agencies.  If the Company is unable to keep pace with or capitalize on these shifting marketing and advertising trends or if the Company’s clients perceive that the Company is not able to provide the comprehensive, digital, interactive services they seek, the Company’s business and revenues may be adversely affected.

The Company remains susceptible to risks associated with technological and industry changes, including risks based on the services it provides and may seek to provide in the future as a result of technological and industry changes.

The Company believes its ability to develop and exploit emerging technologies has contributed to its success and has demonstrated to its clients the value of using its services rather than attempting to perform these functions in-house or through lower-cost, reduced-service competitors. The Company believes its success also has depended in part on its ability to adapt its business as technology advances in its industry have changed the way graphics projects are produced. These changes include a shift from traditional production of images to offering more consulting and project management services to clients and, more recently, repositioning the Company in the marketplace to reflect the Company’s brand development and deployment services. Accordingly, the Company’s ability to grow will depend upon its ability to keep pace with technological advances, industry evolutions and client expectations on a continuing basis and to integrate available technologies and provide additional services commensurate with client needs in a commercially appropriate manner. Its business and operating results may be adversely affected if the Company is unable to keep pace with relevant technological and industry changes or if the technologies or business strategies that the Company adopts or services it promotes do not receive widespread market acceptance.

If the Company fails to maintain an effective system of disclosure and internal controls, it may not be able to accurately report its financial results and may incur substantial costs related to remediation of its internal controls.

In April 2008, the Company restated its 2006 and 2005 financial statements and its consolidated balance sheet at December 31, 2007 as a result of accounting errors that had been previously identified, and certain material weaknesses in the Company’s internal controls associated with those accounting errors as of December 31, 2007 and December 31, 2008 have since been remediated.  If the Company were to determine that its previous material weaknesses were not properly rectified or fails to maintain the effectiveness of its internal controls, its operating results could be harmed and could result in further material misstatements in its financial statements. Inferior controls and procedures or the identification of additional accounting errors could cause the Company’s investors to lose confidence in its internal controls and question its reported financial information, which, among other things, could have a negative impact on the trading price of the Company’s stock, and subject the Company to increased regulatory scrutiny and a higher risk of stockholder litigation.

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

The Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of the Company’s control, including:

•	timing of the completion of particular projects or orders;

•	material reduction, postponement or cancellation of major projects, or the loss of a major client;

•	timing and amount of new business;

•	differences in order flows;

•	the effects of changing or stagnant economic conditions on its clients’ businesses;

•	the strength of the consumer products industry;

•	the relative mix of different types of work with differing margins;

•	costs relating to expansion or reduction of operations, including costs to integrate current and any future acquisitions;

•	changes in interest costs, foreign currency exchange rates and tax rates; and

•	costs associated with compliance with legal and regulatory requirements.

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

The Company has recorded a significant amount of goodwill and other identifiable intangible assets, primarily customer relationships. Goodwill and other identifiable intangible assets were approximately $247 million as of December 31, 2011, or approximately 52 percent of total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $205 million as of December 31, 2011, or approximately 43 percent of total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 Intangibles – Goodwill and Other, are reviewed at least annually for impairment. For the fiscal year ended December 31, 2008, the Company recorded $48.0 million of impairment charges related to goodwill. Future events may occur that could adversely affect the value of the Company’s assets and require additional impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in the Company’s market capitalization due to a decline in the trading price of the Company’s common stock. At October 1, 2011, the date of the Company’s annual goodwill impairment test, the Company’s stock price had declined, along with the general stock market, to the point where the fair value of the Company, as determined by its market capitalization, was less than the Company’s book value. While the Company concluded that the decline was temporary and based on general economic and volatile market conditions, and not based on any events or conditions specific to the Company, if the price of the Company’s common stock were to experience a significant and other-than-temporary decline, the Company may be required in a future period to recognize an impairment of all or a portion of its goodwill. Any such impairment charge would have a negative effect on its stockholders’ equity and have a material adverse affect on the Company’s financial results.

Currency exchange rate fluctuations could have an adverse effect on the Company’s revenue, cash flows and financial results.

For the fiscal year ended December 31, 2011, consolidated net sales from operations outside the United States were approximately $132 million, which represented approximately 29 percent of consolidated net sales. Because the Company conducts a significant portion of its business outside the United States, it faces exposure to volatility in foreign currency exchange rates. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, changes in monetary or trade policies and unexpected changes in regulatory environments.

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

The Company presently operates in 25 countries in the Americas, Europe, Asia and Australia and intends to continue expanding its global operations. As a result, the Company is subject to various risks associated with operating in numerous foreign countries, such as:

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

As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” the Company’s current credit facility, as well as its outstanding senior notes, contain covenants that limit the extent to which it may, among other things, incur additional indebtedness, grant liens on its assets, increase dividends being paid on its common stock, repurchase its outstanding shares and make other restricted payments, sell its assets, make acquisitions or enter into consolidations or mergers. The credit facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests. These ratios, tests and covenants could restrict the Company’s business plans or limit or prohibit its ability to take actions that the Company believes would be beneficial to the Company and its stockholders, including making significant acquisitions as opportunities arise. Additionally, these ratios, tests and covenants could place the Company at a competitive disadvantage to its competitors who may not be subject to similar restrictions and could limit the Company's ability to plan for or react to changes in industry and market conditions.

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

Work stoppages and other labor relations matters, such as multiemployer pension withdrawal obligations, may make it substantially more difficult or expensive for the Company to produce its products and services, which could result in decreased sales or increased costs, either of which would negatively impact the Company’s financial condition and results of operations.

The Company is subject to risk of work stoppages and other labor relations matters, as approximately 9 percent of its employees worldwide are unionized. A prolonged work stoppage or strike at any one of the Company’s principal facilities could have a negative impact on its business, financial condition or results of operations. Also, periodic renegotiation of labor contracts may result in increased costs or charges to the Company. In addition, future decisions by the Company to reduce or terminate participation in multiemployer pension plans at any of its participating facilities may trigger additional liabilities for partial termination withdrawals under the multiemployer plans.

The price for the Company’s common stock can be volatile and unpredictable.

The market price of the Company’s common stock can be volatile and may experience broad fluctuations over short periods of time. From January 1 through December 31, 2011, the high and low sales price of its common stock on the New York Stock Exchange ranged from $8.88 to $21.06, and the Company’s stock price experienced similar volatility in 2010. See the market price information under the caption “Stock Prices” under “Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The market price of the Company’s common stock may continue to experience strong fluctuations due to unexpected events affecting the Company, variations in its operating results, analysts’ earnings estimates or investors’ expectations concerning its future results and its business generally, and such fluctuations may be exacerbated by limited market liquidity as a significant number of the Company’s outstanding shares are held by the Schawk family. In addition, the market price of its common stock may fluctuate due to broader market and industry factors, such as:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, the Company owns or leases the following office and operating facilities, in the respective business segment:

Location	Square Feet	Owned/ Leased	Purpose	Lease Expiration Date	Operating Segment
Atlanta, Georgia	28,700	Leased	Operating Facility	March, 2017	Americas
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Europe
Battle Creek, Michigan	7,300	Leased	Operating Facility	January, 2014	Americas
Bristol, U.K.	7,700	Leased	Vacant	September, 2014	Europe
Brussels, Belgium	4,800	Leased	Operating Facility	November, 2012	Europe
Chennai, India	18,700	Leased	Operating Facility	October, 2014	Asia Pacific
Chicago, Illinois	68,100	Leased	Operating Facility	June, 2012	Americas
Chicago, Illinois	42,000	Leased	Vacant	June, 2019	Americas
Chicago, Illinois	58,800	Leased	Operating Facility	September, 2015	Americas
Cincinnati, Ohio	74,200	Leased	Operating Facility	August, 2014	Americas
Cincinnati, Ohio	32,600	Leased	Operating Facility	June, 2015	Americas
Cincinnati, Ohio	25,500	Leased	Operating Facility	November, 2014	Americas
Crystal Lake, Illinois	5,900	Owned	Vacant	N/A	Americas
Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	Corporate
Des Plaines, Illinois	54,800	Leased	Operating Facility	March, 2014	Americas
Dusseldorf, Germany	2,300	Leased	Vacant	October, 2012	Europe
Hilversum, Netherlands	5,300	Leased	Operating Facility	October, 2016	Europe
Hong Kong, Hong Kong	2,300	Leased	Operating Facility	February, 2012	Asia Pacific
Kalamazoo, Michigan	67,000	Owned	Operating Facility	N/A	Americas
Leeds, U.K.	4,400	Leased	Operating Facility	December, 2013	Europe
London, U.K.	42,700	Leased	Operating Facility	March, 2015	Europe
Los Angeles, California	100,500	Owned	Operating Facility	N/A	Americas
Manchester, U.K.	45,200	Leased	Operating Facility	September, 2023	Europe
Minneapolis, Minnesota	31,000	Owned	Operating Facility	N/A	Americas
Mississauga, Canada	58,000	Leased	Operating Facility	December, 2014	Americas
Mt. Olive, New Jersey	7,600	Leased	Operating Facility	September, 2017	Americas
New York, New York	52,500	Leased	Subletting	December, 2012	Americas
New York, New York	2,000	Leased	Operating Facility	August, 2012	Americas
New York, New York	15,000	Leased	Operating Facility	Month-to-month	Americas
New York, New York	5,000	Leased	Operating Facility	April, 2015	Americas
Newcastle, U.K.	17,800	Leased	Operating Facility	September, 2015	Europe
Northbrook, Illinois	36,200	Leased	Operating Facility	November, 2014	Americas
North Sydney, Australia	8,600	Leased	Operating Facility	September, 2017	Americas
Paris, France	16,100	Leased	Operating Facility	June, 2012	Europe
Penang, Malaysia	38,000	Owned	Operating Facility	N/A	Asia Pacific
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	Americas
Redmond, Washington	24,200	Leased	Operating Facility	April, 2017	Americas
San Francisco, California	20,100	Leased	Operating Facility	August, 2013	Americas
San Francisco, California	13,500	Leased	Operating Facility	October, 2014	Americas
São Paulo, Brazil	2,200	Leased	Operating Facility	October, 2016	Americas
Seoul, South Korea	1,200	Leased	Operating Facility	November, 2012	Asia Pacific
Shanghai, China	1,100	Leased	Operating Facility	November, 2013	Asia Pacific
Shanghai, China	22,100	Leased	Operating Facility	August, 2018	Asia Pacific
Shenzhen, China	18,400	Leased	Operating Facility	December, 2012	Asia Pacific
Singapore, Singapore	7,700	Leased	Operating Facility	November, 2013	Asia Pacific
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2013	Americas
Sterling Heights, Michigan	26,400	Leased	Operating Facility	December, 2012	Americas
Swindon, U.K.	39,000	Leased	Subletting	September, 2018	Europe
Tokyo, Japan	2,600	Leased	Operating Facility	April, 2013	Asia Pacific
Toronto, Canada	13,600	Leased	Operating Facility	February, 2013	Americas
Waterbury, Vermont	1,100	Leased	Operating Facility	November, 2012	Americas
York, U.K.	8,400	Leased	Operating Facility	Month-to-month	Europe

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company had approximately 871 stockholders of record as of February 24, 2012.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

	2011	2010
Quarter Ended	High /Low	High /Low

March 31	$21.06-17.74	$18.49-12.18
June 30	19.66-15.64	20.01-14.79
September 30	17.79 - 9.86	18.74-13.96
December 31	14.64 - 8.88	21.24-15.57

Dividends Declared Per Class A Common Share
Quarter Ended	2011	2010

March 31	$0.08	$0.04
June 30	0.08	0.04
September 30	0.08	0.04
December 31	0.08	0.08

Total	$0.32	$0.20

In November 2010, the Company amended its credit facility and senior notes to, among other things, increase the annual limit on dividends, stock repurchases and other restricted payments, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—2010 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments.” As a result, the Company increased its fourth quarter 2010 dividend to $0.08 per share, or approximately $2.0 million. The Company maintained quarterly dividends at this rate throughout 2011. The Company expects quarterly dividend at this rate to continue throughout 2012, subject to declaration by the Board of Directors and its discretion to increase, decrease or eliminate such dividends.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100*

* Assumes $100 invested at the close of trading 12/06 in Schawk, Inc. common stock, Russell 2000 Index, and Morgan Stanley
      Consumer Index. Cumulative total return assumes reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2011, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	2,058	$14.28	1,071

Equity compensation plans not approved by security holders	--	--	--

Total	2,058	$14.28	1,071

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Company common stock per year, subject to the restricted payment limitations of the Company’s credit facility. During the year ended December 31, 2011, the Company repurchased 322,241 shares of its common stock at an average price per share of $12.55. The Company did not repurchase any shares during the year ended December 31, 2010. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the years ended December 31, 2011 and December 31, 2010, 2,770 and 2,415 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

The following table summarizes the shares repurchased by the Company during the year ended December 31, 2011:

(In thousands, except per share amounts)

Period	Total No. Shares Purchased	Avg. Price Paid Per Share	No. Shares Purchased As Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under Program (1)

01/1 – 05/31	--	$--	--	2,000
06/1 – 06/30	54	16.44	54	1,946
07/1 – 07/31	--	--	--	1,946
08/1 – 08/31	170	11.70	170	1,776
09/1 – 09/30	90	11.91	90	1,686
10/1 – 10/31	--	--	--	1,686
11/1 – 11/30	8	11.42	8	1,678
12/1 – 12/31	--	--	--	1,678

2011 Total	322	$12.55	322

(1) Restricted payment covenants contained in the Company’s credit facility limit the total number of shares permitted to be purchased under the program. Market conditions will influence the timing and the number of shares repurchased in the future, if any. The program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without notice.

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007

Consolidated Statement of Operations
Information
Net sales	$455,293	$460,626	$452,446	$494,184	$544,409
Operating income (loss)	$27,318	$49,566	$35,784	$(56,555)	$60,173
Net income (loss) from continuing operations	$20,611	$32,420	$19,497	$(60,006)	$30,598
Earnings (loss) per common share from
continuing operations:
Basic	$0.80	$1.27	$0.78	$(2.24)	$1.14
Diluted	$0.79	$1.25	$0.78	$(2.24)	$1.10

Consolidated Balance Sheet Information
Total assets	$479,513	$449,859	$416,219	$440,353	$534,987
Long-term debt	$73,737	$37,080	$64,707	$112,264	$105,942

Other Data
Cash dividends per common share	$0.32	$0.20	$0.0625	$0.13	$0.13

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

Generally, the Company or a third party creates an image and then the image is manipulated to enhance the color and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSIs), magazine advertisements and the internet. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

•	Strategic Analysis
•	Planning and Messaging
•	Conceptual Design
•	Content Creation
•	File Building
•	Retouching
•	Art Production
•	Pre-Media

The Company’s involvement with a client’s project may involve all of the above steps or just one of the steps, depending on the client’s needs. Each client assignment, or ‘‘job,’’ is a custom job in that the image being produced is unique, even if it only involves a small change from an existing image, such as adding a ‘‘low fat’’ banner on a food package. Essentially, such changes equal new revenue for Schawk. The Company is paid for its graphic imaging work regardless of the success or failure of the food product, the promotion or the ad campaign.

Historically, a substantial majority of the Company’s revenues have been derived from providing graphic services for consumer product packaging applications. Packaging changes occur with regular frequency and lack of advance notice, and client turn-around requirements are tight, thereby creating little backlog. There are regular promotions throughout the year that create revenue opportunities for the Company, such as: Valentine’s Day, Easter, Fourth of July, Back-to-School, Halloween, Thanksgiving and Christmas. In addition, there are event-driven promotions that occur regularly, such as: the Super Bowl, Grammy Awards, World Series, Indianapolis 500 and the Olympics. Changing regulatory requirements also necessitate new packaging from time to time, as do the number of health related ‘‘banners’’ that are added to food and beverage packaging, such as ‘‘heart healthy,’’ ‘‘low in carbohydrates,’’ ‘‘enriched with essential vitamins,’’ ‘‘low in saturated fat’’ and ‘‘caffeine free.’’ All of these items require new product packaging designs or changes in existing designs, in each case creating additional opportunities for revenue. Graphic services for the consumer products packaging industry generally involve higher margins due to the substantial expertise necessary to meet consumer products companies’ precise specifications and to quickly, consistently and efficiently bring their products to market, as well as due to the complexity and variety of packaging materials, shapes and sizes, custom colors and storage conditions.

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

In 2011, approximately 8.7 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.

During 2012, the Company expects to continue to implement operational and work force alignment actions, including a focused initiative to realign the Company’s management and organizational structure to provide, among other things, greater consistency and more common approaches to the services the Company provides to its clients.  While the Company anticipates these actions will benefit the Company and its clients, changes to its organizational structure also may result in increased or unanticipated short-term costs due to the realignment of responsibilities, roles and personnel functions.

Recent Acquisitions

The Company has grown its business through a combination of internal growth and acquisitions. Schawk has completed approximately 60 acquisitions since 1965. The Company’s recent acquisitions have significantly expanded its service offerings and its geographic presence, making it the only independent premedia firm with substantial operations in the Americas, Europe, Asia and Australia. As a result of these acquisitions, the Company is able to offer a broader range of services to its clients. Its expanded geographic presence also allows us to better serve its multinational clients’ demands for global brand consistency.

Lipson Associates, Inc. and Laga, Inc. Effective October 19, 2011, the Company acquired substantially all of the assets of Lipson Associates, Inc. and Laga, Inc., which does business as Brandimage – Desgrippes & Laga (“Brandimage”) and the assumption of certain trade account and business related liabilities. Brandimage provides services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage operates in Chicago, Cincinnati, Paris, Brussels, Shanghai, Seoul and Hong Kong. Brandimage operates in conjunction with Schawk's current brand development capabilities, which are performed under its Anthem Worldwide brand. The net assets and results of operations of Brandimage are included in the Consolidated Financial Statements as of October 19, 2011 in the Americas, Europe and Asia Pacific operating segments. The purchase price was $23.0 million, consisting of $27.0 million paid in cash at closing, less $4.0 million accrued as a receivable for a net working capital adjustment.

Real Branding LLC. Effective November 10, 2010, the Company acquired Real Branding LLC (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in San Francisco and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the Americas operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services across digital consumer touchpoints. The purchase price was $9.6 million, which included $3.4 million originally recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business. Under the acquisition agreement, the purchase price may be increased by up to $6.0 million if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014. Based on performance projections available at the date of the acquisition, the Company originally recorded estimated contingent consideration payable of $4.0 million, less a present value discount of $0.6 million. During the fourth quarter of 2011, it became apparent that the original performance projections would not be achieved and the Company reevaluated the estimated contingent consideration payable based on current expectations of the performance of the Real Branding business during 2012 through 2014. As a result of the reevaluation, the Company reduced the estimated contingent consideration payable as of December 31, 2011 to $0.2 million, resulting in a net reduction in the estimated contingent consideration payable of $3.3 million.

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

Financial Results Overview

Net sales decreased $5.3 million or 1.2 percent for the year ended December 31, 2011 to $455.3 million compared to $460.6 million for 2010. The sales decline in 2011 compared to the prior year reflects a reduction in promotional activity from the Company’s advertising and retail and entertainment accounts, partially offset by an increase in sales from the Company’s consumer packaged goods accounts. Net sales decreased in 2011 compared to 2010 in the Americas segment, partially offset by an increase in sales in the Europe and Asia Pacific segments. Sales in 2011 compared to the prior year were positively impacted by changes in foreign currency translation rates of approximately $6.9 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Sales attributable to acquisitions increased by $9.7 million, or 2.1 percent of 2011 total sales, as compared to the prior year.

Gross profit decreased by $15.5 million or 8.7 percent in 2011 to $163.0 million, or 35.8 percent of sales, in 2011 from $178.6 million, or 38.8 percent of sales, in 2010. The decline in gross profit in 2011 compared to the prior year is principally due to reduced operating leverage resulting from lower sales for 2011 compared to 2010 and lower margins from the Company’s recent acquisitions, as well as increases in employee-related costs.

Operating income decreased by $22.2 million or 44.9 percent in 2011 to $27.3 million from $49.6 million in 2010. The operating income percentage was 6.0 percent for 2011 compared to 10.8 percent in 2010. The decline in operating income in 2011 compared to the prior year is due in part to the decrease in gross profit in 2011 compared to 2010 as well as to the items discussed below.

Selling, general and administrative expenses increased $0.1 million, or 0.1 percent, in 2011 to $122.8 million from $122.7 million in 2010. Included in selling, general and administrative expenses for 2011 is a credit to income of approximately $3.3 million for a reduction in estimated contingent consideration payable related to the Company’s 2010 acquisition of Real Branding and a credit to income of approximately $0.8 million for a reduction in an employment tax reserve related to an acquisition completed in 2008 and for which the statute of limitations has expired. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company and a credit to income of approximately $1.0 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Included in selling, general and administrative expenses for 2010 is a credit to income of approximately $2.9 million representing insurance recoveries, primarily for property losses and a directors’ and officers’ insurance settlement representing reimbursement of certain expenses related to the Company’s recently concluded SEC investigation. Excluding these credits to income in each respective year, the increase in selling, general and administrative expenses in 2011 compared to 2010 is principally due to increases in employee-related costs.

Business and systems integration expenses, related to the Company’s information technology and business process improvement initiative, increased $7.2 million to $8.5 million in 2011 from $1.3 million in 2010. During 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust, compared to a $0.2 million credit to income in 2010 for an adjustment of the estimated liability related to a prior year’s termination of participation in a certain union pension plan. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.5 million in 2011 compared to $2.2 million in 2010. The Company recorded a net loss of $1.1 million on foreign exchange exposures in 2011 as compared to a net loss of $2.3 million in 2010.

Interest expense decreased $1.9 million, from $7.2 million in 2010 to $5.3 million in 2011, as a result of lower average debt levels during 2011 compared to 2010.

The Company recorded an income tax expense of $1.5 million for 2011 compared to an income tax expense of $10.0 million for 2010. The income tax expense for 2011 was at an effective tax rate of 6.8 percent compared to an effective tax rate of 23.5 percent for 2010. The decrease in the effective income tax rate in 2011 compared to 2010 is primarily due to discrete period tax benefits resulting from the release of $6.4 million of certain valuation allowances principally for certain of the Company’s United Kingdom and Australian subsidiaries during 2011.

The Company recorded net income of $20.6 million, or $0.79 per diluted share, in 2011 compared to $32.4 million, or $1.25 per diluted share, in 2010.

Goodwill impairment

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1 each year.

The Company performed the required goodwill impairment tests for 2011 and 2010 as of October 1, 2011 and October 1, 2010, respectively. The Company allocated its goodwill on a geographic basis to its operating segments, which were determined to be reporting units for goodwill impairment testing. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill for either year.

Cost reduction and capacity utilization actions

Beginning in 2008 and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for 2011 was $1.5 million and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expense for the years 2008 through 2011 and the cumulative expense since the cost reduction program’s inception was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Year ended December 31, 2011	$0.8	$0.6	$--	$0.1	$1.5
Year ended December 31, 2010	1.3	0.5	--	0.5	2.3
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$11.4	$6.1	$1.2	$1.9	$20.6

It is estimated that cost savings resulting from the 2011 cost reduction actions was approximately $2.0 million for 2011 and will be approximately $5.0 million for 2012. Cost savings resulting from the 2010 cost reduction actions is estimated to have been approximately $4.9 million for 2010 and $10.9 million annually over the subsequent two-year period. Cost savings resulting from the 2009 cost reduction actions is estimated to have been approximately $8.9 million during 2009 and $15.6 million annually over the subsequent two-year period. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million annually over the subsequent two-year period.

Multiemployer pension withdrawal expense

In the second quarter of 2011, the Company decided to terminate participation in the San Francisco Lithographers Pension Trust and provided notification that it would no longer be making contributions to the plan. Under the Employee Retirement Income Security Act of 1974, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded an estimated liability of $1.8 million as of December 31, 2011 to reflect this obligation. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Operations. The liability is expected to be settled during 2012 and is included in Accrued expenses on the Consolidated Balance Sheets.

At December 31, 2010, the Company had recorded a liability of $8.8 million related to its 2008 decision to terminate participation in the Supplemental Retirement and Disability Fund for employees of its Minneapolis, MN and Cherry Hill, NJ facilities. The liability, which is included in Accrued expenses on the Consolidated Balance Sheets, was paid during 2011.

Impairment of long-lived assets

The following table summarizes the impairment of long-lived assets by asset category for the periods presented in this Form 10-K:

	Year Ended December 31,
(in millions)	2011	2010	2009

Land and buildings	$--	$--	$1.3
Internal use software	--	--	--
Other fixed assets	--	0.7	--
Intangible assets, other than goodwill	--	--	0.1

Total	$--	$0.7	$1.4

During 2011, charges of less than $0.1 million were recorded for impairment of long-lived assets. However, there were $0.3 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives which are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Operations.

During 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in 2010 in the amount of $0.7 million, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Operations. The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. The loss sustained for the water-damaged production equipment was recovered by an insurance settlement during 2010, which was recorded as a reduction of Selling, general and administrative expenses on the Consolidated Statements of Operations. See Item 8, Note 6 – Impairment of Long-lived Assets and Insurance Recoveries for additional information regarding this and other insurance recoveries.

During 2009, the Company recorded a write-down of certain properties in the amount of $1.3 million. The charge recorded in 2009 was an adjustment of a previous write-down recorded for the properties during the prior year and was based on updated appraisal values. There were $0.1 million of other impairments recorded in 2009 related to fixed assets and customer relationship intangible assets. The total impairment of $1.4 million for 2009 is included in Impairment of long-lived assets on the Consolidated Statements of Operations.

Controls and Procedures

In connection with management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, management has concluded that its internal control over financial reporting was effective as of the end of such period. See Item 9A. “Controls and Procedures.”

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010:

Comparative Consolidated Statements of Operations Years Ended December 31, 2011 and 2010
(in thousands)	2011	2010	$ Change	% Change

Net sales	$455,293	$460,626	$(5,333)	(1.2)%
Cost of sales	292,281	282,070	10,211	3.6%
Gross profit	163,012	178,556	(15,544)	(8.7)%
Gross profit percentage	35.8%	38.8%

Selling, general and administrative expenses	122,759	122,658	101	0.1%
Business and systems integration expenses	8,467	1,294	7,173	nm
Multiemployer pension withdrawal expense (income)	1,846	(200)	2,046	nm
Acquisition integration and restructuring expenses	1,470	2,244	(744)	(34.5)%
Foreign exchange loss	1,112	2,306	(1,194)	(51.8)%
Impairment of long-lived assets	40	688	(648)	(94.2)%
Operating income	27,318	49,566	(22,248)	(44.9)%
Operating margin percentage	6.0%	10.8%

Other income (expense):
Interest income	59	39	20	51.3%
Interest expense	(5,270)	(7,201)	1,931	(26.8)%

Income before income taxes	22,107	42,404	(20,297)	(47.9)%
Income tax provision	1,496	9,984	(8,488)	(85.0)%

Net income	$20,611	$32,420	$(11,809)	(36.4)%

Effective income tax rate	6.8%	23.5%

Expressed as a percentage of Net sales:
Gross margin	35.8	38.8	(300)	bp
Selling, general and administrative expenses	27.0	26.6	40	bp
Business and systems integration expenses	1.9	0.3	160	bp
Multiemployer pension withdrawal expense	0.4	--	40	bp
Acquisition integration and restructuring expenses	0.3	0.5	(20)	bp
Foreign exchange loss	0.2	0.5	(30)	bp
Impairment of long-lived assets	--	0.1	(10)	bp
Operating margin	6.0	10.8	(480)	bp

bp = basis points
nm = not meaningful

Net sales for 2011 were $455.3 million compared to $460.6 million for 2010, a decrease of $5.3 million, or 1.2 percent. The sales decline in 2011 compared to the prior year reflects a reduction in promotional activity from the Company’s advertising and retail and entertainment accounts, partially offset by an increase in sales from the Company’s consumer packaged goods accounts. Net sales decreased in 2011 compared to 2010 in the Americas segment by $14.4 million, or 3.6 percent, partially offset by an increase in sales in the Europe segment of 9.0 million or 13.6 percent and an increase in the Asia Pacific segment of $2.3 million, or 7.4 percent. Sales attributable to acquisitions for 2011 increased $9.7 million, or 2.1 percent of 2011 total sales. Excluding acquisitions, revenue would have decreased by $15.0 million or 3.3 percent. Sales in the current year compared to the prior year were positively impacted by changes in foreign currency translation rates of approximately $6.9 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales for 2011 were $347.7 million, or 76.4 percent of total sales, as compared to $343.1 million, or 74.5 percent of total sales, in the prior year, representing an increase of 1.3 percent. Advertising and retail accounts sales of $79.7 million in 2011, or 17.5 percent of total sales, decreased 9.8 percent from $88.4 million in the prior year. Contributing to the decline in advertising and retail account sales in 2011 compared to 2010 is a $3.2 million decline in revenue related to the previously disclosed loss of a non-core retail client during the third quarter of 2010. Entertainment account sales of $27.9 million in 2011, or 6.1 percent of total sales, decreased 4.1 percent from $29.1 million in 2010. During 2011, the Company continued to see measured progress with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the year as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $163.0 million, or 35.8 percent of sales, in 2011, a decrease of $15.5 million, or 8.7 percent, from $178.6 million, or 38.8 percent of sales, in 2010. The decline in gross profit in 2011 compared to the prior year is principally due to reduced operating leverage resulting from lower sales for 2011 compared to 2010 and lower margins from the Company’s recent acquisitions, as well as increases in employee-related costs.

Operating income decreased by $22.2 million or 44.9 percent in 2011 to $27.3 million from $49.6 million in 2010. The operating income percentage was 6.0 percent for 2011 compared to 10.8 percent in 2010. The decline in operating income in 2011 compared to the prior year is due in part to the decrease in gross profit in 2011 compared to 2010 as well as to the items discussed below.

Selling, general and administrative expenses increased $0.1 million, or 0.1 percent, in 2011 to $122.8 million from $122.7 million in 2010. Included in selling, general and administrative expenses for 2011 is a credit to income of approximately $3.3 million for a reduction in estimated contingent consideration payable related to the Company’s 2010 acquisition of Real Branding and a credit to income of approximately $0.8 million for a reduction in an employment tax reserve related to an acquisition completed in 2008 and for which the statute of limitations has expired. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company and a credit to income of approximately $1.0 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Included in selling, general and administrative expenses for 2010 is a credit to income of approximately $2.9 million representing insurance recoveries, primarily for property losses and a directors’ and officers’ insurance settlement representing reimbursement of certain expenses related to the Company’s recently concluded SEC investigation. Excluding these credits to income in each respective year, the increase in selling, general and administrative expenses in 2011 compared to 2010 is principally due to increases in employee-related costs.

Business and systems integration expenses, related to the Company’s information technology and business process improvement initiative, increased $7.2 million to $8.5 million in 2011 from $1.3 million in 2010. During 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. The Company recorded a $0.2 million credit to income in 2010 to adjust the estimated liability related to its 2008 decision to terminate participation in a certain union pension plan, which the Company settled in the fourth quarter of 2010. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.5 million in 2011 compared to $2.2 million in 2010. The Company recorded a net loss of $1.1 million on foreign exchange exposures in 2011 as compared to a net loss of $2.3 million in 2010. The net loss on foreign exchange exposures includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in expense for 2011 of $0.9 million. Charges of less than $0.1 million were recorded for impairment of long-lived assets during 2011, as well as $0.3 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives which are included in acquisition integration and restructuring expenses. In 2010, the Company recorded a charge for impairment of long-lived assets of $0.7 million related to damaged equipment at one of its North American facilities.

Interest expense for 2011 was $5.3 million compared to $7.2 million for 2010, a decrease of $1.9 million, or 26.8 percent. The reduction in interest expense is primarily due to the decrease in average debt outstanding in 2011 compared to the prior year.

Income tax provision was $1.5 million in 2011 compared to $10.0 million for 2010. The income tax expense for 2011 was at an effective tax rate of 6.8 percent compared to an effective tax rate of 23.5 percent for 2010. The decrease in the effective income tax rate in 2011 compared to 2010 is primarily due to discrete period tax benefits resulting from the release of $6.4 million of certain valuation allowances principally for certain of the Company’s United Kingdom and Australian subsidiaries during 2011.

Net income was $20.6 million, or 4.5 percent of sales, in 2011 compared to $32.4 million, or 7.0 percent of sales, in 2010.

Other Information

Depreciation and amortization expense was $18.1 million for 2011 as compared to $17.6 million in 2010.

Capital expenditures for 2011 were $24.7 million compared to $12.2 million in 2010. The increase in capital expenditures in the current year as compared to the prior year is primarily related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009:

Comparative Consolidated Statements of Operations Years Ended December 31, 2010 and 2009
(in thousands)	2010	2009	$ Change	% Change

Net sales	$460,626	$452,446	$8,180	1.8%
Cost of sales	282,070	281,372	698	0.2%
Gross profit	178,556	171,074	7,482	4.4%
Gross profit percentage	38.8%	37.8%

Selling, general and administrative expenses	122,658	131,118	(8,460)	(6.5)%
Foreign exchange loss (gain)	2,306	(542)	2,848	nm
Acquisition integration and restructuring expenses	2,244	6,459	(4,215)	(65.3)%
Business and systems integration expenses	1,294	--	1,294	nm
Impairment of long-lived assets	688	1,441	(753)	(52.3)%
Multiemployer pension withdrawal (income) expense	(200)	1,800	(2,000)	nm
Indemnity settlement income	--	(4,986)	4,986	nm
Operating income	49,566	35,784	13,782	38.5%
Operating margin percentage	10.8%	7.9%

Other income (expense):
Interest income	39	535	(496)	(92.7)%
Interest expense	(7,201)	(9,225)	2,024	(21.9)%

Income before income taxes	42,404	27,094	15,310	56.5%
Income tax provision	9,984	7,597	2,387	31.4%

Net income	$32,420	$19,497	$12,923	66.3%

Effective income tax rate	23.5%	28.0%

Expressed as a percentage of Net sales:
Gross margin	38.8	37.8	100	bp
Selling, general and administrative expenses	26.6	29.0	(240)	bp
Foreign exchange loss (gain)	0.5	(0.1)	60	bp
Acquisition integration and restructuring expenses	0.5	1.4	(90)	bp
Business and systems integration expenses	0.3	--	30	bp
Impairment of long-lived assets	0.1	0.3	(20)	bp
Multiemployer pension withdrawal expense	--	0.4	(40)	bp
Indemnity settlement income	--	(1.1)	110	bp
Operating margin	10.8	7.9	290	bp

bp = basis points
nm = not meaningful

Net sales for the twelve months ended December 31, 2010 were $460.6 million compared to $452.4 million for the twelve months ended December 31, 2009, an increase of $8.2 million, or 1.8 percent. Net sales increased by $8.9 million or 2.3 percent in the Americas segment and $2.0 million or 7.0 percent in the Asia Pacific segment. However, sales decreased by $1.2 million or 1.7 percent in the Europe segment. Sales attributable to acquisitions for the twelve months ended December 31, 2010 was $1.0 million, or 0.2 percent. Excluding acquisitions, revenue would have increased by $7.2 million, or 1.6 percent, compared to the prior year. Approximately $5.2 million of the sales increase, period-over-period, was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of certain of the Company’s foreign subsidiaries. The year-over-year increase in sales primarily reflects an overall improvement in the global economy, which started in the latter half of 2009 and continued throughout 2010. The improved economy was reflected in the increased revenue from the Company’s consumer product packaging accounts during 2010, as the Company’s entertainment and retail and advertising accounts declined period-over-period. In response to improving economic conditions, many of the Company’s consumer packaged goods clients increased brand innovation and introduction activities as compared to 2009, including the frequency of packaging redesigns and sales promotion projects, resulting in higher revenue for the Company.

Consumer products packaging accounts sales for 2010 were $343.1 million, or 74.5 percent of total sales, as compared to $329.9 million, or 72.9 percent, in the prior year, representing an increase of 4.0 percent. As market and economic conditions improved, many of the Company’s consumer products packaging clients increased the frequency of packaging designs, sales promotions and new product introductions as compared to the prior year. Advertising and retail accounts sales for 2010 were $88.4 million, or 19.2 percent of total sales as compared to $89.8 million, or 19.8 percent of sales in the prior year, representing a decline of 1.5 percent. Entertainment account sales for 2010 were $29.1 million, or 6.3 percent of total sales as compared to $32.8 million, or 7.2 percent in 2009, representing a decline of 11.3 percent.

Gross profit was $178.6 million, or 38.8 percent of sales, in 2010, an increase of $7.5 million, or 4.4 percent, from $171.1 million, or 37.8 percent of sales, in the prior year. The increase in gross profit is largely attributable to the increase in revenue period-over-period and cost savings related to the Company’s restructuring initiatives.  The gross profit increased in the Americas and Europe segments, partially offset by a decrease in gross profit in the Asia Pacific segment. The gross profit in the Americas segment increased by $6.3 million or 4.7 percent. The gross profit in the Europe segment increased by $1.3 million or 6.4 percent. The gross profit in the Asia Pacific segment decreased by $0.2 million or 1.3 percent.

Selling, general and administrative expenses decreased $8.5 million, or 6.5 percent, in 2010 to $122.7 million from $131.1 million in 2009. The decrease in selling, general and administrative expenses includes a decrease of $4.5 million in professional fees related to the Company’s remediation efforts and cost savings from the Company’s cost reduction initiatives. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative were $1.3 million in 2010. During 2010, the Company recorded insurance recoveries totaling $2.9 million, of which $2.8 million was recorded as a reduction of selling, general and administrative expense and $0.1 million was recorded as a reduction of cost of sales. Of the total $2.9 million recovery, $1.7 million related to property damage claims and $1.2 million was an officers and directors insurance settlement for certain expenses related to the Company’s recently concluded SEC investigation.

Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $2.2 million in 2010 compared to $6.5 million in 2009. Impairment of long-lived assets decreased year-over-year, from $1.4 million in 2009 to $0.7 million in 2010. The Company recorded a net loss on foreign exchange exposures of $2.3 million in 2010 compared to a net gain of $0.5 million in 2009. The net loss on foreign exchange exposures in 2010 included unrealized losses of $1.2 million as compared to unrealized gains on foreign exchange exposures of $0.6 million in 2009. The unrealized foreign exchange gains and losses related primarily to unhedged currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. The Company recorded income of $0.2 million in 2010 related to its multiemployer pension withdrawal liability, compared to an expense of $1.8 million in 2009. The Company entered into a settlement agreement with the pension fund during the fourth quarter of 2010, which provides for a total payment of $9.0 million by the Company in settlement of its liability. In addition, the Company recorded income of $5.0 million in 2009 for an indemnity settlement related to the Company’s 2005 acquisition of Seven Worldwide Holdings Ltd.

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

Segment Information

During 2011, the Company renamed its North America operating segment to Americas to reflect its expansion into South America.

Americas Segment

The following table sets forth Americas segment results for the years ended December 31, 2011, 2010 and 2009.

2011 vs. 2010	2010 vs. 2009
Increase (Decrease)	Increase (Decrease)
(in thousands)	2011	2010	2009	$	%	$	%

Net sales	$385,230	$399,658	$390,713	$(14,428)	(3.6)%	$8,945	2.3%
Acquisition integration and restructuring expenses	$809	$1,266	$3,614	$(457)	(36.1)%	$(2,348)	(65.0)%
Foreign exchange loss	$170	$120	$149	$50	41.7%	$(29)	(19.5)%
Impairment of long-lived assets	$40	$688	$1,366	$(648)	(94.2)%	$(678)	(49.6)%
Depreciation and amortization	$11,013	$10,931	$11,601	$82	0.8%	$(670)	(5.8)%
Operating income	$50,638	$68,428	$56,734	$(17,790)	(26.0)%	$11,694	20.6%
Operating margin	13.1%	17.1%	14.5%	(400)	bp	260	bp
Capital expenditure	$7,254	$5,464	$3,653	$1,790	32.8%	$1,811	49.6%
Total assets	$361,189	$348,440	$320,655	$12,749	3.7%	$27,785	8.7%

bp = basis points
nm = not meaningful

2011 compared to 2010

Net sales for the year ended December 31, 2011 for the Americas segment were $385.2 million compared to $399.7 million in the prior year, a decrease of $14.4 million or 3.6 percent. Sales contributed by acquisitions increased $6.1 million for 2011 compared to $0.8 million in the prior year. Sales for 2011, as compared to the prior year, benefited from an increase of $1.5 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-US subsidiaries. The sales decline in 2011 compared to the prior year primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Operating income was $50.6 million or 13.1 percent of sales, in 2011 compared to $68.4 million, or 17.1 percent of sales, in 2010, a decrease of $17.8 million. The decrease in operating income is principally due to the decrease in revenue in the current period compared to the prior year’s period.

2010 compared to 2009

Net sales for the year ended December 31, 2010 for the Americas segment were $399.7 million compared to $390.7 million in the prior year, an increase of $8.9 million or 2.3 percent. Sales contributed by acquisitions totaled $0.8 million for 2010. Approximately $4.2 million of the period-over-period sales increase was the result of changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries. In addition to gains attributable to foreign currency changes, the period-over-period increase in sales reflects the improvement in the economy of the Americas segment, which started in the latter half of 2009 and continued throughout 2010. In response to improving economic conditions, many of the Company’s consumer products clients increased their level of marketing and new product introductions and increased the frequency of packaging redesigns and sales promotion projects, resulting in higher revenues for the Company.

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

Europe Segment

The following table sets forth Europe segment results for the years ended December 31, 2011, 2010 and 2009.

				2011 vs. 2010			2010 vs. 2009
				Increase (Decrease)			Increase (Decrease)
(in thousands)	2011	2010	2009	$	%		$	%

Net sales	$75,257	$66,238	$67,409	$9,019	13.6%		$(1,171)	(1.7)%
Acquisition integration and restructuring expenses	$586	$555	$1,400	$31	5.6%		$(845)	(60.4)%
Foreign exchange loss	$194	$242	$270	$(48)	(19.8)%		$(28)	(10.4)%
Impairment of long-lived assets	$--	$--	$75	$--	--%		$(75)	nm
Depreciation and amortization	$2,903	$2,760	$3,075	$143	5.2%		$(315)	(10.2)%
Operating income	$6,419	$3,812	$3,836	$2,607	68.4%		$(24)	(0.6)%
Operating margin	8.5%	5.8%	5.7%		270	bp		10	bp
Capital expenditure	$1,813	$1,712	$618	$101	5.9%		$1,094	nm
Total assets	$62,476	$74,319	$44,508	$(11,843)	(15.9)%		$29,811	67.0%

bp = basis points
nm = not meaningful

2011 compared to 2010

Net sales in the Europe segment for the year ended December 31, 2011 were $75.3 million compared to $66.2 million in the prior year, an increase of $9.0 million or 13.6 percent. Sales contributed by acquisitions for 2011 increased $3.0 million compared to $0.2 million in the prior year, mainly from the Brandimage acquisition. Sales for 2011, as compared to 2010, benefited from an increase of $2.7 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries. Also the Company’s United Kingdom operations contributed to the revenue increase with new accounts and increased volume from existing clients.

Operating income was $6.4 million, or 8.5 percent of sales, in 2011 compared to $3.8 million or 5.8 percent of sales in the prior year, an increase of $2.6 million. The increase in operating income in the current year compared to the prior year is due primarily to the increase in revenue.

2010 compared to 2009

Net sales in the Europe segment for the year ended December 31, 2010 were $66.2 million compared to $67.4 million in the prior year, a reduction of $1.2 million or 1.7 percent. Sales contributed by acquisitions for the year ended December 31, 2010, totaled $0.2 million. Approximately $1.3 million of the period-over-period sales decline was the result of changes in foreign currency translation rates, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.

Operating income was relatively flat, year-over-year, at $3.8 million, or 5.8 percent of sales, in 2010, compared to $3.8 million, or 5.7 percent of sales, in the prior year.

Asia Pacific Segment

The following table sets forth Asia Pacific segment results for the years ended December 31, 2011, 2010 and 2009.

				2011 vs. 2010			2010 vs. 2009
				Increase (Decrease)			Increase (Decrease)
(in thousands)	2011	2010	2009	$	%		$	%

Net sales	$33,704	$31,393	$29,348	$2,311	7.4%		$2,045	7.0%
Acquisition integration and restructuring expenses	$--	$(70)	$992	$70	nm		$(1,062)	nm
Foreign exchange loss	$68	$442	$(1,504)	$(374)	(84.6)%		$1,946	nm
Depreciation and amortization	$1,292	$1,208	$1,008	$84	7.0%		$200	19.8%
Operating income	$4,214	$4,855	$7,389	$(641)	(13.2)%		$(2,534)	(34.3)%
Operating margin	12.5%	15.5%	25.2%		(300)	bp		(970)	bp
Capital expenditure	$1,108	$1,924	$898	$(816)	(42.4)%		$1,026	nm
Total assets	$31,032	$23,903	$21,839	$7,129	29.8%		$2,064	9.5%

bp = basis points
nm = not meaningful

2011 compared to 2010

Net sales in the Asia Pacific segment for the year ended December 31, 2011 were $33.7 million compared to $31.4 million in the prior year, an increase of $2.3 million or 7.4 percent. Sales contributed by acquisitions in 2011 totaled $0.6 million, principally from the Brandimage acquisition. Sales for 2011, as compared to 2010, benefited from an increase of $2.6 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $4.2 million in 2011, or 12.5 percent of sales, as compared to $4.9 million, or 15.5 percent of sales, in 2010, a decrease of 0.6 million or 13.2 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations.

2010 compared to 2009

Net sales in the Asia Pacific segment for the year ended December 31, 2010 were $31.4 million compared to $29.3 million in the prior year, an increase of $2.0 million or 7.0 percent. Changes in foreign currency translation rates contributed $2.3 million to 2010 net sales, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s foreign subsidiaries.

Operating income was $4.9 million in 2010, or 15.5 percent of sales, as compared to $7.4 million, or 25.2 percent of sales, in 2009, a decrease of $2.5 million or 34.3 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations. In addition, the Asia Pacific segment recorded a foreign exchange loss of $0.4 million in 2010, compared to a foreign exchange gain of $1.5 million in 2009.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at December 31, 2011 was $95.2 million compared to $66.7 million at December 31, 2010, reflecting additional borrowing in the fourth quarter of 2011 to fund the Brandimage acquisition. As noted below, the Company entered into an amended and restated credit agreement in January 2012.

As of December 31, 2011, the Company had $13.7 million in consolidated cash and cash equivalents, compared to $36.9 million at December 31, 2010. The Company’s non – U.S. cash balances were $13.7 million and $36.7 million at December 31, 2011 and December 31, 2010, respectively. During 2010, the Company accumulated cash in its foreign subsidiaries and, pursuant to its international cash management policies, in January 2011, $26.7 million was loaned to the United States and was used to reduce the Company’s revolving credit balance and private placement debt.

Cash provided by operating activities

Cash provided by operating activities was $9.5 million in 2011 compared to $49.0 million in 2010. The decrease in cash provided from operations reflects the decrease in net income to $20.6 million for 2011 compared to net income of $32.4 million for 2010 and unfavorable changes in non-cash current assets and current liabilities in 2011 as compared to 2010. The Company’s inventories, composed principally of the cost of unbilled client services, increased $2.4 million during 2011 as a result of higher production activity.

Depreciation and intangible asset amortization expense in 2011 was $12.9 million and $5.2 million, respectively, as compared to $13.1 million and $4.6 million, respectively, in 2010.

Cash used in investing activities

Cash used in investing activities was $49.8 million in 2011 compared to $15.9 million of cash used in investing activities during 2010. The cash used in investing activities in 2011 includes $25.2 million paid for acquisitions, principally for Brandimage, compared to $5.8 million paid for acquisitions in 2010. The cash used in investing activities in 2010 includes proceeds of $1.5 million from property loss insurance settlements. Capital expenditures were $24.7 million in 2011 compared to $12.2 million in 2010, reflecting an increase in capital expenditures related to the Company’s information technology and business process improvement initiative. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $11.0 to $13.0 million annually. In addition, during the next fiscal year, the Company expects to incur capital investment and related business and system integration expenses in the range of $10.0 million to $15.0 million for the Company’s ongoing information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash provided by (used in) financing activities

Cash provided by financing activities in the 2011 was $17.8 million compared to cash used in financing activities of $10.5 million during 2010. The cash provided by financing activities in 2011 reflects $28.6 million of net proceeds from debt compared to $10.9 million of net payments of debt during 2010. The Company used $4.1 million to purchase shares of its common stock during 2011. No shares were repurchased by the Company during 2010. In addition, the Company received proceeds of $1.2 million from the issuance of common stock during 2011 compared to $5.5 million in 2010. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $8.2 million for 2011 compared to $5.1 million for 2010. The dividends paid in 2011 reflect a quarterly dividend of $0.08 per share. The dividends paid in 2010 reflect a quarterly dividend of $0.04 per share for the first three quarters and $0.08 per share for the fourth quarter. Subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue for 2012.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements

Revolving Credit Facility and Note Purchase Agreement Borrowings at December 31, 2011

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes  issued under these note purchase agreements that were outstanding at December 31, 2011 bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $24.6 million, is included on the December 31, 2011 Consolidated Balance Sheets as follows: $20.3 million is included in Current portion of long-term debt and $4.3 million is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “2010 Credit Agreement”) with JPMorgan Chase Bank, N.A., in order to refinance its revolving credit facility. The 2010 Credit Agreement provided for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan sub-facility and a $10.0 million sub-facility for letters of credit. Immediately following the closing of the facility, there was approximately $15.0 million in outstanding borrowings. Loans under the facility generally bore interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility were not subject to a minimum LIBOR floor. At December 31, 2011, there was $47.0 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.72 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At December 31, 2011, there was $14.5 million of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At December 31, 2011, there was $7.3 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.80 percent and $0.2 million outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent. The total balance outstanding of $69.0 million under this facility at December 31, 2011 is included in Long-term debt on the Consolidated Balance Sheets due to the amendment and restatement of the 2010 Credit Agreement in January 2012, as described below under “2012 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments.”

Outstanding obligations due under the facility were secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

Concurrently with its entry into the 2010 Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the 2010 Credit Agreement described above.

Effective November 17, 2010, the Company entered into Amendment No.1 (the “Credit Facility Amendment”) to the 2010 Credit Agreement. Pursuant to the Credit Facility Amendment, the amount of restricted payments, including dividends and stock repurchases, permitted to be made by the Company per year (the “Annual Restricted Payments”) was increased from $5.0 million per fiscal year to an amount not to exceed $14.0 million for the period January 1, 2011 through the credit facility termination date (July 12, 2012), provided that any such restricted payments may not exceed $10.0 million in the aggregate for any four consecutive fiscal quarters during the aforementioned period. In addition to the annual restricted payment provisions, the Credit Facility Amendment provided that the Company could make one or more additional restricted payments on or before December 31, 2011 that in the aggregate amount did not exceed $13.0 million. The Credit Facility Amendment also decreased the Company’s maximum cash flow leverage ratio for periods ending on and after December 31, 2010.

Concurrently with its entry into the Credit Facility Amendment, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Facility Amendment described above.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at December 31, 2011.

2012 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments

Amended and Restated Credit Agreement. On January 27, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “2012 Credit Agreement”), among the Company, certain subsidiary borrowers of the Company, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent, in order to amend and restate the 2010 Credit Agreement, that was scheduled to terminate on July 12, 2012.

The 2012 Credit Agreement provides for a five-year unsecured, multicurrency revolving credit facility in the principal amount of $125.0 million (the “New Facility”), including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the New Facility by up to $50.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. At closing, borrowings under the New Facility were used primarily to refinance all amounts outstanding under the Company’s former senior secured revolving credit facility (the “Former Facility”), which at December 31, 2011 had approximately $69.0 million outstanding. Loans under the New Facility generally bear interest at a LIBOR or Federal funds rate plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 225 basis points. At closing, the applicable margin on LIBOR-based loans was 175 basis points. Following the closing, the unutilized portion of the New Facility will be used primarily for general corporate purposes, such as working capital and capital expenditures, and, to the extent opportunities arise, acquisitions and investments.

The 2012 Credit Agreement contains various customary affirmative and negative covenants and events of default.  Under the terms of the 2012 Credit Agreement, the Company is no longer subject to restrictive covenants on permitted capital expenditures.  Certain restricted payments, such as regular dividends and stock repurchases, are permitted provided that the Company maintains compliance with its minimum fixed-charge coverage ratio (with respect to regular dividends) and a specified maximum cash-flow leverage ratio (with respect to other permitted restricted payments). Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the 2012 Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The 2012 Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed-charge coverage ratio and a maximum cash-flow ratio. The 2012 Credit Agreement no longer contains the minimum consolidated net worth requirement that was a covenant under the Former Facility.

Amended and Restated Private Shelf Agreement. Concurrently with its entry into the 2012 Credit Agreement, on January 27, 2012, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain existing noteholders and note purchasers named therein (the “Private Shelf Agreement”), which provides for a $75.0 million private shelf facility for a period of up to three years (the “Private Shelf Facility”). At closing, the Company issued $25.0 million aggregate principal amount of its 4.38% Series F Senior Notes due January 27, 2019 (the “Notes”) under the Private Shelf Agreement, with a portion of the net proceeds being used to finance $20.3 million in principal payments due in 2012 under the Company’s existing senior notes, including its 9.17 percent Series E Senior Notes that became due January 28, 2012.

The Private Shelf Agreement contains financial and other covenants that are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. Notes issued under the Private Shelf Facility may have maturities of up to ten years and are unsecured. Either the Company or Prudential may terminate the unused portion of the Private Shelf Facility prior to its scheduled termination upon 30 days’ written notice.

Any future borrowings under the Private Shelf Facility may be used for general corporate purposes, such as working capital and capital expenditures.

Amendment to Note Purchase Agreement. Concurrently with the entry into the Private Shelf Agreement, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to Note Purchase Agreement, dated as of December 23, 2003, as amended, with the noteholders party thereto (the “Mass Mutual Noteholders”). The Fifth Amendment amends certain financial and other covenants in the note purchase agreement so that such financial and other covenants are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. The Fifth Amendment also amends certain provisions contained in the note purchase agreement to reflect that amounts due under existing senior notes issued to the Mass Mutual Noteholders are no longer secured.

Other Debt Arrangements

In September 2011, the Company financed $1.0 million of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in equal quarterly payments ending in June 2012. The total balance outstanding for insurance premiums at December 31, 2011 is $0.7 million and is included in Current portion of long-term debt on the December 31, 2011 Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at December 31, 2011 is $0.5 million, which is included on the December 31, 2011 Consolidated Balance Sheets as follows: $0.3 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at December 31, 2011 is $0.4 million, which is included on the December 31, 2011 Consolidated Balance Sheets as follows: $0.2 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its operations, either through currently available cash and cash generated from future operations, or pursuant to its current credit facility. The Company’s ability to realize its near-term business objectives is subject to, among other things, its ability to remain in compliance with its covenants under its debt arrangements. Based on its 2012 business plan, which contains a number of assumptions related to economic trends and the Company’s business and operations, the Company presently expects to remain in compliance with its debt covenants for the foreseeable future; however compliance in 2012 and thereafter remains subject to many variables, including those described under “Risk Factors” contained in this report.

The Company operates in 25 countries. The Company currently believes that there are no political, economic or currency restrictions that materially limit the Company’s flexibility in managing its global cash resources.

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

Cash flows from its historically profitable operations have permitted the Company to re-invest in the business through capital expenditures and acquisitions of complementary businesses. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $11.0 to $13.0 million annually. In addition, during 2012, the Company expects to incur capital investment and related expenses in the range of $10.0 million to $15.0 million for information technology systems to improve customer service and business effectiveness and enhance internal controls, as well as to reduce operating costs. The Company’s revolving credit facility, which was amended and restated in January 2012, expires in five years and all of its long-term private placement debt matures over the next three years. The Company’s total contractual obligations total approximately $178 million, including all debt obligations (see contractual obligation table below.) At this time, the Company believes that cash flow from operations and its continued ability to refinance its maturing debt obligations will be sufficient to finance the Company during the next five years, assuming no significant business acquisitions. If a significant acquisition is undertaken in the next five years, the Company would likely need to access the debt and equity markets to finance such an acquisition.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

	Payments Due by Period
(in thousands)		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	years	years	years

Debt obligations	$95,179	$21,442	$4,769	$--	$68,968
Interest on debt (1)	1,383	998	385	--	--
Operating lease obligations	43,781	14,917	18,546	5,950	4,368
Purchase obligations	33,103	11,688	10,390	6,473	4,552
Deferred compensation	2,294	64	47	31	2,152
Multiemployer pension withdrawal	1,846	1,846	--	--	--
Uncertain tax positions (2)	--	--	--	--	--

Total	$177,586	$50,955	$34,137	$12,454	$80,040

(1)
 Reflects scheduled interest payments on fixed-rate debt. Variable-rate interest on approximately $68,968 of variable rate debt under its revolving credit agreement as of December 31, 2011 is excluded because regular interest payments are not scheduled and fluctuate depending on outstanding    principal balance and market-rate interest levels.

(2)
 As of December 31, 2011, the Company’s total liability for uncertain tax positions was $1,608, including $246 of accrued interest and penalties. It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $100 to $500.

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

Accounts Receivable. The Company’s clients are primarily consumer product manufacturers, advertising agencies, retailers, both grocery and non-grocery, and entertainment companies. Accounts receivable consist primarily of amounts due to Schawk from its normal business activities. The Company’s allowance for doubtful accounts is determined using assumptions of minimum reserve requirement percentages applied to the aging of the Company’s trade accounts receivable, along with specific reserves for known collection issues. For example, the aging-based portion of the Company’s reserve is determined by applying a 25 percent reserve to amounts overdue by more than 120 days, a 60 percent reserve to amounts overdue by more than 180 days and a 100 percent reserve for amounts overdue by more than 360 days. In the Company’s experience, this policy as supplemented by specific reserves for known collection issues, broadly captures the credit risk in its receivables. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts and credit memos of $1.9 million was established at December 31, 2011, compared to an allowance of $1.5 million at December 31, 2010. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense.

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

The Company’s impairment losses in regard to long-lived assets have in recent years primarily related to surplus properties resulting from restructuring (i.e., facility consolidation) actions. For significant losses, the Company estimates fair value based on market valuation studies performed by qualified third-party valuation experts. Assumptions used in estimating cash flows include among other things those assumptions concerning periods of operation and projections of revenues and costs of revenues, industry trends and market interest rates. There are inherent uncertainties associated with the judgments and estimates used in assessing asset impairment and it is possible that impairment charges recognized in a given period would differ if the assessment was made in a different period. During 2011, the Company recorded an impairment charge of less than $0.1 million for various fixed assets. The expense is reflected as an Impairment of long-lived assets in the Consolidated Statements of Operations at December 31, 2011. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, resulting in future additional impairment charges.

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

The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1 each year.

The Company performed its 2011 and 2010 goodwill impairment tests as of October 1, 2011 and 2010, respectively, and determined that no impairment of goodwill was indicated for either year. For both years, the Company performed its annual impairment review on a geographic basis at the operating segment level. The Company has determined that its operating segments are also its reporting units for goodwill testing in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”). Using projection of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit using the income approach (i.e. discounted cash flow, or “DCF”), as compared to the carrying value of each reporting unit. In addition, the Company utilized a market approach, which assumes that companies operating in the same industry will share similar characteristics and the company values will correlate to those characteristics, to validate the results of the income approach valuations. However, due to lack of comparable industry data, the Company ultimately relied on the income approach in arriving at the fair value of the reporting units. The DCF method was used due to company specific growth and profitability factors best captured in management’s projections, which are considered most representative of the future outlook for the reporting units.

The step one impairment analysis for the October 1, 2011 test indicated no potential impairment of the assigned goodwill. The following table summarizes the results of the Company’s step one impairment analysis as of October 1, 2011:

(in millions)	Americas	Europe	Asia Pacific	Total

Fair value of reporting unit	$285.9	$40.3	$21.9	$348.1
Carrying value of reporting unit	$227.0	$27.1	$16.9	$271.0
Percentage fair value over carrying value	25.9%	48.7%	29.6%	28.4%
Goodwill allocated to reporting unit	$177.0	$8.0	$7.6	$192.6

Based on the September 30, 2011 closing price of the Company’s common stock, the Company had a market capitalization of $252.9 million, compared to its estimated fair value of $348.1 million, which indicates an implied control premium of approximately 38 percent. At October 1, 2011, the Company’s stock price had declined, along with the general stock market, to the point where the fair value of the Company, as determined by its market capitalization, was less than the Company’s book value. While the Company concluded that the decline was temporary and based on general economic and volatile market conditions, and not based on any events or conditions specific to the Company, if the price of the Company’s common stock were to experience a significant and other-than-temporary decline, the Company may be required in a future period to recognize an impairment of all or a portion of its goodwill.

The discounted cash flow model used for the income valuation approach was based on the Company’s ten-year projections of operating income for each reporting unit. Projections for the first five years (2012-2016) were consistent with the Company’s five-year business plan as approved by the Company’s board of directors and utilized for financing discussions and transactions with current and prospective lenders. The Company’s ten year projection assumes revenue growth of 2 percent annually, with a commensurate increase in operating expenses. The discount rates used for the cash flow model varied from 14 percent to 17 percent, by reporting unit.

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

Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit Schawk, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. Effective January 1, 2007, the Company adopted the provisions of Income Taxes Topic of the Codification, ASC 740, that contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

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

See Item 8, Note 11 – Income Taxes to the Consolidated Financial Statements for further discussion.

The Company has provided valuation allowances against deferred tax assets, primarily arising from the acquisition of Seven in 2005, due to the dormancy of the companies generating the tax assets or due to income tax rules limiting the availability of the losses to offset future taxable income. During 2011, the Company released approximately $6.4 million of certain valuation allowances that were no longer needed, principally for certain of the Company’s United Kingdom and Australian subsidiaries.

Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. At December 31, 2011, the Company had exit reserves of approximately $0.4 million that were included in Accrued expenses and Other noncurrent liabilities on the Consolidated Balance Sheets, for exit activities completed in 2005 and 2006, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. Exit reserves are adjusted when facts regarding a particular reserve have changed, indicating that the original reserve assumptions are no longer valid. For example, the sublease assumptions originally used in computing a reserve for a vacant leased property could become invalid because of a change in circumstances of a sublease tenant, requiring a recalculation of the correct reserve balance. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Item 8, Note 2 – Acquisitions to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220). The amendments in ASU 2011-05 require companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. In December 2011, the FASB issued ASU No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Amendments in ASU 2011-12 indefinitely defer certain provisions of ASU 2011-05, which revised the manner in which entities present comprehensive income in their financial statements. The deferred provisions of ASU 2011-05 relate to reclassification adjustments between OCI and net income being presented separately on the face of the financial statements. The amendments in ASU 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard will be effective January 1, 2012 and the presentation of the Company’s consolidated financial statements will change upon adoption.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80). The amendments in ASU 2011-09 increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. This guidance requires that employer’s required contribution to the plan for the period be recognized as pension or postretirement benefit cost and that any contributions due as of the reporting date be recognized as a liability. The ASU requires employers to disclose a narrative description of the nature of the multiemployer pension plans and information about the employer’s participation in the plans. This description should indicate how risks of participating in the plans differ from those for a single-employer plan. For each “individually significant” multiemployer pension plan, the employer must present both qualitative and quantitative information (e.g., the plan’s legal name, details about contributions made, and the nature and effect of matters affecting the comparability of contributions) in a tabular disclosure. An employer that is not able to provide some of the quantitative information required by the ASU must disclose (1) what information has been omitted and (2) why it could not obtain the information. The amendments are effective for fiscal years ending after December 15, 2011. The disclosures required by ASU No. 2011-09 were adopted by the Company for the year ended December 31, 2011. See Note 21 – Multiemployer Pension Plans for further information.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). The amendments in ASU 2011-08 amend the guidance in FASB Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issue Task Force). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

The Company has $69.0 million of variable rate debt outstanding at December 31, 2011 and expects to use its variable rate credit facilities during 2012 and beyond to fund acquisitions and cash flow needs. The debt is variable to the Euro currency, Canadian and U.S. prime rates. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. An adverse change of 10 percent in interest rates (from 3.3 percent at December 31, 2011 to 3.6 percent) would add approximately $0.2 million of interest cost annually based on the variable rate debt outstanding at December 31, 2011. The Company’s $24.6 million in outstanding fixed rate debt at December 31, 2011 is fixed at rates that range from 8.90 percent to 9.17 percent.

Foreign Exchange Exposure

The Company is subject to changes in various foreign currency exchange rates. The Company’s principal currency exposures relate to the British Pound, Canadian Dollar, Euro, Chinese Yuan Renminbi, Malaysian Ringgit, Japanese Yen, Indian Rupee and the Australian Dollar. The Company’s 2011 results of operations were favorably affected by a decrease in the average value of the US dollar relative to most foreign currencies. An adverse change of 10 percent in exchange rates would have resulted in a decrease in sales of $13.3 million, or 2.9 percent, and a decrease in income before income taxes of $1.0 million, or 4.5 percent, for the year ended December 31, 2011.

For the years ended December 31, 2011 and December 31, 2010, the Company recorded pre-tax foreign exchange losses of $1.1 million and $2.3 million, respectively. These losses were recorded by international subsidiaries primarily for currency exposure arising from intercompany debt obligations. These losses are included in Foreign exchange loss (gain) in the Consolidated Statement of Operations. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, during 2011. See Item 8, Note 20 – Derivative Financial Instruments for more information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schawk, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 6, 2012

Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,732	$36,889
Trade accounts receivable, less allowance for doubtful accounts of $1,926 in 2011 and $1,525 in 2010	99,967	95,207
Inventories	24,672	18,250
Prepaid expenses and other current assets	14,894	9,356
Income tax receivable	5,620	2,943
Deferred income taxes	682	347
Total current assets	159,567	162,992

Property and equipment, net	60,064	48,684
Goodwill, net	205,365	193,626
Other intangible assets, net:
Customer relationships	41,709	36,461
Other	354	817
Deferred income taxes	5,933	868
Other assets	6,521	6,411

Total assets	$479,513	$449,859

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,366	$21,930
Accrued expenses	60,636	64,007
Deferred income taxes	3,209	3,260
Income taxes	511	1,038
Current portion of long-term debt	21,442	29,587
Total current liabilities	104,164	119,822

Long-term liabilities:
Long-term debt	73,737	37,080
Deferred income taxes	13,476	9,135
Other long-term liabilities	14,211	19,696
Total long-term liabilities	101,424	65,911

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,766,517 and 30,506,252 shares issued at December 31, 2011 and 2010, respectively, 25,703,125 and 25,761,334 shares outstanding at December 31, 2011 and 2010, respectively	225	224
Additional paid-in capital	203,811	200,205
Retained earnings	125,619	113,258
Accumulated other comprehensive income, net	9,080	11,247
Treasury stock, at cost, 5,063,392 and 4,744,918 shares of common stock at December 31, 2011 and 2010, respectively	(64,810)	(60,808)
Total stockholders’ equity	273,925	264,126

Total liabilities and stockholders’ equity	$479,513	$449,859

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009

Net sales	$455,293	$460,626	$452,446
Cost of sales	292,281	282,070	281,372
Gross profit	163,012	178,556	171,074

Selling, general, and administrative expenses	122,759	122,658	131,118
Business and systems integration expenses	8,467	1,294	--
Multiemployer pension withdrawal expense (income)	1,846	(200)	1,800
Acquisition integration and restructuring expenses	1,470	2,244	6,459
Foreign exchange loss (gain)	1,112	2,306	(542)
Impairment of long-lived assets	40	688	1,441
Indemnity settlement income	--	--	(4,986)
Operating income	27,318	49,566	35,784

Other income (expense):
Interest income	59	39	535
Interest expense	(5,270)	(7,201)	(9,225)

Income before income taxes	22,107	42,404	27,094
Income tax provision	1,496	9,984	7,597

Net income	$20,611	$32,420	$19,497
Earnings per share:
Basic	$0.80	$1.27	$0.78
Diluted	$0.79	$1.25	$0.78

Weighted average number of common and common equivalent shares outstanding:
Basic	25,790	25,465	24,966
Diluted	26,080	25,883	25,001

Dividends per Class A common share	$0.32	$0.20	$0.0625

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$20,611	$32,420	$19,497
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,892	13,055	13,924
Amortization	5,165	4,556	4,729
Impairment of long-lived assets	40	688	1,441
Insurance settlement	--	(1,539)	--
Non-cash restructuring charge	287	--	210
Deferred income taxes	(1,159)	11,349	3,200
Amortization of deferred financing fees	606	674	1,027
Loss (gain) on sale of equipment	137	28	(111)
Stock-based compensation expense	2,098	1,886	1,737
Tax benefit from stock options exercised	(293)	(1,109)	(222)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(349)	(5,293)	(3,728)
Inventories	(2,393)	2,039	3,576
Prepaid expenses and other current assets	(818)	(921)	1,438
Trade accounts payable, accrued expenses and other liabilities	(24,391)	3,904	(539)
Income taxes refundable (payable)	(2,926)	(12,727)	9,801
Net cash provided by operating activities	9,507	49,010	56,430

Cash flows from investing activities
Proceeds from sales of property and equipment	157	547	5,087
Proceeds from insurance settlement	--	1,539	--
Purchases of property and equipment	(24,721)	(12,205)	(5,257)
Acquisitions, net of cash acquired	(25,232)	(5,798)	(739)
Other	--	3	(19)
Net cash used in investing activities	(49,796)	(15,914)	(928)

Cash flows from financing activities
Issuance of common stock	1,216	5,513	1,945
Proceeds from issuance of long-term debt	220,868	99,062	113,081
Payments of long-term debt including current portion	(192,257)	(109,960)	(171,343)
Tax benefit from stock options exercised	293	1,109	222
Payment of deferred financing fees	(21)	(1,171)	(1,243)
Cash dividends	(8,199)	(5,079)	(1,547)
Purchase of common stock	(4,053)	--	(4,277)
Net cash provided by (used in) financing activities	17,847	(10,526)	(63,162)

Effect of foreign currency rate changes	(715)	2,152	(378)

Net (decrease) increase in cash and cash equivalents	(23,157)	24,722	(8,038)
Cash and cash equivalents beginning of period	36,889	12,167	20,205

Cash and cash equivalents end of period	$13,732	$36,889	$12,167

Supplementary cash flow disclosures:
Dividends issued in the form of Class A common stock	$51	$36	$13
Cash paid for interest	$3,840	$5,002	$6,446
Cash paid (refunds received) for income taxes, net	$5,224	$11,651	$(5,082)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements

	Schawk, Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2009, 2010 and 2011 (In thousands, except share amounts)
	Class A Common Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders Equity
Balance at December 31, 2008	25,218,566	$217	$187,801	$68,016	$1,368	$(56,581)	$200,821
Net income	--	--	--	19,497	--	--	19,497
Foreign currency translation adjustment	--	--	--	--	6,436	--	6,436
Total comprehensive income	--	--	--	--	--	--	25,933
Sale of Class A common stock	309,997	2	1,387	--	--	--	1,389
Tax benefit from stock options exercised	--	--	222	--	--	--	222
Purchase of Class A treasury stock	(488,700)	--	--	--	--	(4,277)	(4,277)
Stock issued under employee stock purchase plan	69,031	1	554	--	--	--	555
Stock-based compensation expense	--	--	1,737	--	--	--	1,737
Issuance of Class A common stock under dividend reinvestment program	--	--	--	(13)	--	14	1
Cash dividends	--	--	--	(1,547)	--	--	(1,547)
Balance at December 31, 2009	25,108,894	220	191,701	85,953	7,804	(60,844)	224,834
Net income	--	--	--	32,420	--	--	32,420
Foreign currency translation adjustment	--	--	--	--	3,443	--	3,443
Total comprehensive income	--	--	--	--	--	--	35,863
Sale of Class A common stock	624,033	4	5,063	--	--	--	5,067
Tax benefit from stock options exercised	--	--	1,109	--	--	--	1,109
Stock issued under employee stock purchase plan	26,423	--	446	--	--	--	446
Stock-based compensation expense	--	--	1,886	--	--	--	1,886
Issuance of Class A common stock under dividend reinvestment program	1,984	--	--	(36)	--	36	--
Cash dividends	--	--	--	(5,079)	--	--	(5,079)
Balance at December 31, 2010	25,761,334	224	200,205	113,258	11,247	(60,808)	264,126
Net income	--	--	--	20,611	--	--	20,611
Foreign currency translation adjustment	--	--	--	--	(2,167)	--	(2,167)
Total comprehensive income	--	--	--	--	--	--	18,444
Sale of Class A common stock	226,917	1	783	--	--	--	784
Tax benefit from stock options exercised	--	--	293	--	--	--	293
Stock issued under employee stock purchase plan	33,348	--	432	--	--	--	432
Stock-based compensation expense	--	--	2,098	--	--	--	2,098
Purchase of Class A treasury stock	(322,241)	--	--	--	--	(4,053)	(4,053)
Issuance of Class A common stock under dividend reinvestment program	3,767	--	--	(51)	--	51	--
Cash dividends	--	--	--	(8,199)	--	--	(8,199)
Balance at December 31, 2011	25,703,125	$225	$203,811	$125,619	$9,080	$(64,810)	$273,925

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(In thousands, except per share data)

Note 1 - Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain previously reported immaterial amounts have been reclassified to conform to the current-period presentation. Other than as disclosed, there have been no material events subsequent to the balance sheet date that would have affected the amounts recorded or disclosed in the Company’s financial statements.

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

Approximately 19 percent of total inventories in 2011 and 21 percent in 2010 are determined on the last in, first out (“LIFO”) cost basis. The remaining raw materials inventories are determined on the first in, first out (“FIFO”) cost basis. The Company evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 30 years.

Goodwill

Acquired goodwill is not amortized, but instead is subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill may be impaired. In accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350, goodwill must be tested for impairment at the reporting unit level. For purposes of the goodwill impairment test, the reporting units of the Company, after considering the requirements of ASC 350, and the relevant provisions of the Segment Reporting Topic of the Codification, ASC 280, and related interpretive literature, are defined on a geographic basis corresponding to the Company’s operating segments: Americas, Europe and Asia-Pacific.

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

The Company performs its annual goodwill test as of October 1 each year. The Company performed its 2011 and 2010 goodwill test as of October 1, 2011 and 2010, respectively and determined that no potential impairment of goodwill was indicated.

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

Long-lived Assets

The recoverability of long-lived assets, including amortizable intangibles, is evaluated by comparing their carrying value to the expected future undiscounted cash flows to be generated from such assets when events or circumstances indicate that impairment may have occurred. The Company also re-evaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised useful lives. If impairment has occurred, the carrying value of the long-lived asset is adjusted to its fair value, generally equal to the future estimated discounted cash flows associated with the asset.

During 2011, 2010 and 2009, the Company recorded $40, $688 and $1,441 of impairments related to long-lived assets, respectively. See Note 6 – Impairment of Long-lived Assets for more information.

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

On January 1, 2011, the Company prospectively adopted the accounting standards update regarding revenue recognition for multiple deliverable arrangements. These amendments allow a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial position and results of operations in 2011. Adoption impacts in future periods will vary based upon the nature and volume of new or materially modified transactions but are not expected to have a significant impact on sales.

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

In accordance with the Income Taxes Topic of the Codification, ASC 740-30-25-17, foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on distributions that may be received from foreign subsidiaries that are considered to be permanently reinvested overseas.

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

Foreign Currency Translation

The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated at the rate of exchange existing at the balance sheet date and income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from the translation of foreign currency financial statements into United States dollars are included in Accumulated other comprehensive income, net as a component of Stockholders’ equity.

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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at December 31, 2011 and 2010, except as follows:

	December 31,
(in thousands)	2011	2010

Fair value of fixed-rate notes payable	$25,263	$46,086
Carrying value of fixed-rate notes payable	$24,580	$44,857

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

The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability was estimated using a present value analysis as of December 31, 2011. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during 2011:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2011	$3,625

Purchase accounting fair value adjustment	(217)
Accretion of present value discount	151
Reduction in estimated liability	(3,320)

Liability balance at December 31, 2011	$239

The following table summarizes the fair values as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Contingent consideration	$--	$--	$239	$239

During 2011 and 2010, the Company has undertaken restructuring activities, as discussed in Note 3 – Acquisition Integration and Restructuring, tested its goodwill as discussed in Note 7 – Goodwill and Other Intangible Assets, and recorded certain asset impairments as discussed in Note 6 – Impairment of Long-Lived Assets. These activities required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on certain asset groups to test for potential impairment. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.

Derivative Financial Instruments and Hedging Activities

To mitigate the risk of fluctuations associated with certain balance sheet items, the Company has implemented a derivative financial instruments management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by volatility. The Company’s goal is to manage volatility by modifying the re-pricing characteristics of certain balance sheet items so that fluctuations are not, on a material basis, adversely affected by movements in the underlying factors. The Company may designate hedge accounting, for qualifying hedging instruments, based on the facts and circumstances surrounding a derivative financial instrument. In general, a derivative financial instrument is reported as an asset or a liability at its fair value. Changes in a derivative financial instrument’s fair value are reported in earnings unless the derivative has been designated in a qualifying hedging relationship for accounting purposes.  During 2011, the Company entered into several forward contracts designated as fair value hedges at inception. During 2010, the Company executed and terminated two “variable to fixed” interest rate swaps, designated as cash flow hedges, for the total notional amount of $15,000.

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220). The amendments in ASU 2011-05 require companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. In December 2011, the FASB issued ASU No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Amendments in ASU 2011-12 indefinitely defer certain provisions of ASU 2011-05, which revised the manner in which entities present comprehensive income in their financial statements. The deferred provisions of ASU 2011-05 relate to reclassification adjustments between OCI and net income being presented separately on the face of the financial statements. The amendments in ASU 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard will be effective January 1, 2012 and the presentation of the Company’s consolidated financial statements will change upon adoption.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80). The amendments in ASU 2011-09 increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. This guidance requires that employer’s required contribution to the plan for the period be recognized as pension or postretirement benefit cost and that any contributions due as of the reporting date be recognized as a liability. The ASU requires employers to disclose a narrative description of the nature of the multiemployer pension plans and information about the employer’s participation in the plans. This description should indicate how risks of participating in the plans differ from those for a single-employer plan. For each “individually significant” multiemployer pension plan, the employer must present both qualitative and quantitative information (e.g., the plan’s legal name, details about contributions made, and the nature and effect of matters affecting the comparability of contributions) in a tabular disclosure. An employer that is not able to provide some of the quantitative information required by the ASU must disclose (1) what information has been omitted and (2) why it could not obtain the information. The amendments are effective for fiscal years ending after December 15, 2011. The disclosures required by ASU No. 2011-09 were adopted by the Company for the year ended December 31, 2011. See Note 21 – Multiemployer Pension Plans for further information.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). The amendments in ASU 2011-08 amend the guidance in FASB Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issue Task Force). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard effective January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 - Acquisitions

Lipson Associates, Inc. and Laga, Inc.

Effective October 19, 2011, the Company acquired substantially all of the domestic assets and assumed certain trade account and business related liabilities of Lipson Associates, Inc. and Laga, Inc., as well as the stock of their foreign operations. Lipson Associates, Inc. and Laga, Inc. does business as Brandimage – Desgrippes & Laga (“Brandimage”).

Brandimage is a leading independent branding and design network specializing in providing services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage has operations in Chicago, Cincinnati, Paris, Brussels, Shanghai, Seoul and Hong Kong. Brandimage will operate in conjunction with Schawk's current brand development capabilities, which are performed under its Anthem Worldwide brand.

The purchase price of $23,031 consisted of $27,011 paid in cash at closing, less $3,980 accrued as a receivable for a net working capital adjustment. The Company funded the purchase price through a draw from its existing credit facility. The Company recorded a preliminary purchase price allocation at December 31, 2011. A fair value appraisal is being performed by an independent consulting company and the Company will finalize the purchase price allocation in 2012. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes. A summary of the estimated fair values assigned to the acquired assets is as follows:

Accounts receivable	$4,827
Inventory	4,102
Prepaid expenses and other current assets	5,246
Income tax receivable	8
Property and equipment	482
Goodwill	13,018
Customer relationships	10,000
Other assets	241
Trade accounts payable	(3,415)
Accrued expenses	(6,653)
Notes payable	(23)
Other long term liabilities	(2,783)

Cash paid at closing, net of $1,961 cash acquired	$25,050

The estimated weighted average amortization period of the customer relationship intangible asset is 8.0 years. The intangible asset amortization expense was $250 for the year ended December 31, 2011, and will be approximately $1,250 each year 2012 through 2016.

Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Real Branding LLC

Effective November 10, 2010, the Company acquired 100 percent of the equity of Real Branding LLC (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in San Francisco and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the Americas operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services in the digital media marketplace.

The purchase price of $9,590 consisted of $6,000 paid in cash at closing, $182 paid for a net working capital adjustment in the first quarter of 2011, and $3,408 recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business, as described below.

The Company recorded a purchase price allocation based on a fair value appraisal by an independent consulting company. The goodwill ascribed to this acquisition is deductible for tax purposes. A summary of the fair values assigned to the acquired assets is as follows:

Accounts receivable	$981
Prepaid expenses and other current assets	87
Property and equipment	149
Goodwill	4,293
Customer relationships	3,966
Non-compete agreements	100
Trade accounts payable	(77)
Accrued expenses	(1,006)
Other long term liabilities	(3,408)

Total cash paid, net of $1,097 cash acquired	$5,085

Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014 and is payable periodically during 2012 through 2015, based on actual future performance. Based on performance projections available at the date of the acquisition, the Company originally recorded estimated contingent consideration of $3,958, less a present value discount of $550. During the fourth quarter of 2011, it became apparent that the original performance projections would not be achieved and the Company reevaluated the estimated contingent consideration payable based on current expectations of the performance of the Real Branding business during 2012 through 2014. As a result of the reevaluation, the Company reduced the estimated contingent consideration payable as of December 31, 2011 to $264, less a present value discount of $25, resulting in a net reduction in the estimated contingent consideration payable of $3,320. The reduction in the net contingent consideration payable is included as a credit to Selling, general and administrative expenses in the Consolidated Statement of Operations.

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 7.0 years. The intangible asset amortization expense was $587 for the year ended December 31, 2011, and will be approximately $587 each year 2012 through 2014, approximately $584 for 2015 and approximately $567 for 2016.

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

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 8.8 years. The intangible asset amortization expense was $42 for the year ended December 31, 2011, and will be approximately $34 for 2012 and $21 for 2013 through 2016.

Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The adjustments recorded during 2011 are principally due to changes in expense assumptions for certain vacant facilities. The remaining reserve balance of $367 is included on the Consolidated Balance Sheets as of December 31, 2011 as follows: $228 is included in Accrued expenses and $139 is included in Other long-term liabilities.

The following table summarizes the reserve activity from 2009 through 2011:

	Beginning of			End of
	Period	Adjustments	Payments	Period

2009	$2,183	$1,056	$(808)	$2,431
2010	$2,431	$(715)	$(936)	$780
2011	$780	$(246)	$(167)	$367

Note 3 - Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The costs associated with these actions are covered under the Exit or Disposal Cost Obligations Topic of the Codification, ASC 420, and the Compensation – Nonretirement Postemployment Benefits Topic, ASC 712. The Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses during 2009, 2010, and 2011.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the years ended December 31, 2011, 2010, and 2009, related to the cost reduction actions initiated during 2008, 2009, 2010 and 2011. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $3,322 is included on the Consolidated Balance Sheets at December 31, 2011 as follows: $844 in Accrued expenses and $2,478 in Other long-term liabilities.

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2008	$1,293	$4,091	$5,384
New accruals	54	1,885	1,939
Adjustments	(310)	(307)	(617)
Cash payments	(749)	(1,745)	(2,494)
Liability balance at December 31, 2009	288	3,924	4,212
New accruals	39	226	265
Adjustments	(161)	311	150
Cash payments	(24)	(1,093)	(1,117)
Liability balance at December 31, 2010	142	3,368	3,510
New accruals	--	--	--
Adjustments	4	108	112
Cash payments	(146)	(687)	(833)

Liability balance at December 31, 2011	$--	$2,789	$2,789

Actions Initiated in 2009
Liability balance at December 31, 2008	$--	$--	$--
New accruals	3,461	192	3,653
Adjustments	(14)	3	(11)
Cash payments	(2,522)	(87)	(2,609)
Liability balance at December 31, 2009	925	108	1,033
New accruals	77	31	108
Adjustments	(198)	(128)	(326)
Cash payments	(700)	(11)	(711)
Liability balance at December 31, 2010	104	--	104
New accruals	21	--	21
Adjustments	(1)	--	(1)
Cash payments	(124)	--	(124)

Liability balance at December 31, 2011	$--	$--	$--

Actions Initiated in 2010
Liability balance at December 31, 2009	$--	$--	$--
New accruals	1,616	--	1,616
Adjustments	(45)	--	(45)
Cash payments	(1,001)	--	(1,001)
Liability balance at December 31, 2010	570	--	570
New accruals	13	--	13
Adjustments	(37)	--	(37)
Cash payments	(138)	--	(138)

Liability balance at December 31, 2011	$408	$--	$408

Actions Initiated in 2011
Liability balance at December 31, 2010	$--	$--	$--
New accruals	996	--	996
Adjustments	(22)	--	(22)
Cash payments	(849)	--	(849)

Liability balance at December 31, 2011	$125	$--	$125

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

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2009, and 2010, shown in the tables above, were $1,768 for the year ended December 31, 2010. In addition to these expenses, the Company recorded $476 for legal fees related to the Company’s restructuring activities during the year. For the year ended December 31, 2010, the total expense of $2,244 is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The combined expenses for the cost reduction and restructuring actions initiated in 2008 through 2011, shown in the tables above, were $1,082 for the year ended December 31, 2011. In addition to these expenses, the Company recorded $388 for impairment charges, relocation expenses, and legal fees related to the Company’s restructuring activities during the year. For the year ended December 31, 2011, the total expense of $1,470 is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Operations.

The expense for the years 2008 through 2011 and the cumulative expense since the cost reductions program’s inception was recorded in the following operating segments:

	Americas	Europe	Asia Pacific	Corporate	Total

Year ended December 31, 2011	$809	$586	$--	$75	$1,470
Year ended December 31, 2010	1,266	555	(70)	493	2,244
Year ended December 31, 2009	3,614	1,400	992	453	6,459
Year ended December 31, 2008	5,701	3,552	248	889	10,390
Cumulative since program inception	$11,390	$6,093	$1,170	$1,910	$20,563

Sale of Cactus assets

Effective September 30, 2010, the Company sold certain operating assets of its Canadian large format operation, known as Cactus. The assets were sold because the Company is focusing on strategy, creative design and premedia services in the Canadian region. The selling price was approximately $462 and resulted in a pretax gain of approximately $22, which included a write-off for goodwill allocated to the Cactus business. The Company determined that approximately $50 of its Americas segment goodwill should be allocated to the Cactus operation and recorded a charge for this amount in the third quarter of 2010. The following table is a summary of the asset sale:

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

Note 4 - Inventories

Inventories consist of the following:

	December 31,
	2011	2010

Raw materials	$2,014	$2,146
Work-in-process	22,544	15,914
Finished goods	824	1,112
	25,382	19,172
Less: LIFO reserve	(710)	(922)

Total	$24,672	$18,250

Note 5 - Property and Equipment

Property and equipment consists of the following:

		December 31,
	Useful Life	2011	2010

Land and improvements	10-15 years	$6,793	$6,820
Buildings and improvements	15-30 years	17,334	15,594
Machinery and equipment	3-7 years	89,052	87,005
Leasehold improvements	Life of lease	19,815	20,708
Computer software and licenses	3-7 years	36,995	23,899
		169,989	154,026
Accumulated depreciation and amortization		(109,925)	(105,342)

Total		$60,064	$48,684

Note 6 - Impairment of Long-lived Assets and Insurance Recoveries

The following table summarizes the impairment of long-lived assets by asset category for the periods presented in this Form 10-K:

	Years Ended December 31,
	2011	2010	2009

Land and buildings	$--	$--	$1,305
Internal use software	--	--	--
Other fixed assets	40	680	61
Intangible assets, other than goodwill	--	8	75

Total	$40	$688	$1,441

During 2011, $40 was recorded for the impairment of various fixed assets. The expense for these write-downs is included in Impairment of long-lived assets in the Consolidated Statements of Operations in the Americas operating segment. In addition, there were $287 of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives which are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Operations. These charges were principally incurred in the Americas operating segment. Refer to Note 3 – Acquisition Integration and Restructuring for further information.

During 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment. The Company also recorded an impairment charge of $8 related to a non-compete agreement that was no longer believed to be recoverable. The expense for these write-downs is included in Impairment of long-lived assets in the Consolidated Statements of Operations in the Americas operating segment.

During 2009, the Company recorded a write-down of certain land and buildings in the amount of $1,305. The charge recorded in 2009 was an adjustment of a previous write-down recorded for the properties during the prior year and was based on updated appraisal values. There were $61 of other impairments recorded in 2009 related to fixed assets and $75 related to customer relationship intangible assets. The total impairment of $1,441 for 2009 is included in Impairment of long-lived assets on the Consolidated Statements of Operations principally in the Americas operating segment. Additionally, the Company incurred $210 of fixed asset impairments in 2009 relating to its cost reduction and capacity utilization initiatives, which are included in Acquisition integration and restructuring expense in the Consolidated Statements of Operations. These charges were principally incurred in the Asia Pacific operating segment.

The Company maintains insurance coverage for property loss, professional liability, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. During 2011, the Company received insurance settlements in the amount of $204, related to the recovery of legal fees for employment related issues and a final settlement on a 2010 property loss. During 2010, the Company received insurance settlements of $680 related to the water-damaged equipment for which impairment was recorded during 2010 and $859 related to property damage during a 2009 flood at one of its Americas operations, as well as $119 for business interruption coverage related to the 2010 damaged production equipment. In addition, during 2010 the Company received a directors and officers liability insurance settlement in the amount of $1,196 representing reimbursement of certain expenses related to the Company’s recently concluded SEC investigation. See Note 19 – Contingencies for further information related to the SEC investigation. During 2009, the Company recorded an insurance recovery of $835, related to professional liability coverage.

The table below summarizes where the insurance recoveries for the periods presented in this Form 10-K are reflected in the Consolidated Statements of Operations:

	Years Ended December 31,
	2011	2010	2009

Cost of sales:
Business interruption and professional liability coverages	$--	$119	$835

Selling, general and administrative expenses:
Property and professional liability coverages	204	2,735	--

Total insurance recoveries	$204	$2,854	$835

Note 7 - Goodwill and Other Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1 each year.

The Company performed the required goodwill impairment tests for 2011 and 2010 as of October 1 of each year. The Company allocated its goodwill on a geographic basis to its operating segments, which were determined to be reporting units in accordance with ASC 350. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill for either year.

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

Effective September 30, 2010, the Company sold certain operating assets of its Canadian large format operation, known as Cactus. The Company determined that approximately $50 of its Americas segment goodwill should be allocated to the Cactus operation and recorded a charge for this amount in the third quarter of 2010. See Note 3 – Acquisition Integration and Restructuring for further information regarding the asset sale.

The changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2011 and 2010 were as follows:

			Asia
	Americas	Europe	Pacific	Total
Cost:
December 31, 2009	$186,763	$36,684	$8,420	$231,867
Acquisitions	4,481	449	--	4,930
Additional purchase accounting adjustments	--	35	--	35
Goodwill allocated to operations sold	(50)	--	--	(50)
Foreign currency translation	1,037	(1,314)	821	544
December 31, 2010	192,231	35,854	9,241	237,326
Acquisitions	7,062	4,656	1,300	13,018
Additional purchase accounting adjustments	(355)	--	--	(355)
Foreign currency translation	(428)	(146)	(504)	(1,078)

December 31, 2011	$198,510	$40,364	$10,037	$248,911

Accumulated impairment:
December 31, 2009	$(14,279)	$(28,831)	$(1,093)	$(44,203)
Foreign currency translation	(244)	898	(151)	503
December 31, 2010	(14,523)	(27,933)	(1,244)	(43,700)
Foreign currency translation	101	55	(2)	154

December 31, 2011	$(14,422)	$(27,878)	$(1,246)	$(43,546)

Net book value:
December 31, 2009	$172,484	$7,853	$7,327	$187,664
December 31, 2010	$177,708	$7,921	$7,997	$193,626
December 31, 2011	$184,088	$12,486	$8,791	$205,365

The Company’s other intangible assets subject to amortization are as follows:

		December 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	12.9 years	$65,466	$(23,757)	$41,709
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	864	(774)	90
Trade names	2.8 years	738	(707)	31
Contract acquisition cost	3.0 years	1,220	(987)	233

	12.4 years	$69,450	$(27,387)	$42,063

		December 31, 2010
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.8 years	$55,676	$(19,215)	$36,461
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.5 years	871	(728)	143
Trade names	2.8 years	753	(719)	34
Contract acquisition cost	3.0 years	1,220	(580)	640

	13.1 years	$59,682	$(22,404)	$37,278

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been its experience that customers are reluctant to change suppliers. During 2010 the Company recorded an impairment charge of $8 in the Americas operating segment for the remaining carrying value of a non-compete asset which no longer had value. During 2009, the Company recorded an impairment charge of $75 in the Europe operating segment for a digital image asset for which future cash flows did not support the carrying value. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Operations. Amortization expense for each of the next five years is expected to be approximately $5,837 for 2012, $5,572 for 2013 and 2014, $4,775 for 2015 and $4,753 for 2016.

Note 8 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010

Accrued employee compensation	$19,680	$18,478
Deferred revenue	12,749	11,347
Other payroll-related expenses	6,363	5,732
Accrued professional fees	5,474	1,792
Deferred lease costs	3,452	3,322
Vacant property reserve	2,131	2,374
Multiemployer pension withdrawal liability	1,846	8,850
Accrued customer rebates	1,930	1,842
Accrued sales and use taxes	1,507	2,443
Restructuring reserves	844	1,545
Accrued property taxes	772	629
Accrued interest	358	680
Facility exit reserve	228	664
Other	3,302	4,309

Total	$60,636	$64,007

Note 9 - Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,
	2011	2010

Deferred compensation	$4,037	$3,931
Restructuring reserve	2,478	2,639
Deferred revenue	1,884	3,276
Reserve for uncertain tax positions	1,608	1,380
Employment tax reserve	1,379	1,709
Reserve for filing penalties	1,351	--
Vacant property reserve	843	2,910
Acquisition contingent consideration	239	3,625
Facility exit reserve	139	116
Other	253	110

Total	$14,211	$19,696

During 2011 and 2010, the Company recorded adjustments to several vacant property and exit reserves. The adjustments reflect changes in the projections of future costs for the vacant facilities due to reoccupation of vacated space, new sublease agreements executed and other changes in future cost and sublease income assumptions. During 2011, the Company recorded a $1,034 credit to income for the net effect of vacant property and exit reserve adjustments compared to a net expense of $325 recorded during 2010. Also during 2011, the Company recorded a $167 credit to goodwill for exit reserve reductions, as the affected reserves were initially recorded as exit reserves in connection with an acquisition in accordance with the Recognition Section of the Business Combinations Topic of the Codification, ASC 805-10-25.

Note 10 - Debt

Debt obligations consist of the following:

	December 31,
	2011	2010

Revolving credit agreement	$68,968	$21,201
Series A senior note payable - Tranche A	3,687	5,530
Series A senior note payable - Tranche B	3,687	4,916
Series D senior note payable	-	17,206
Series E senior note payable	17,206	17,206
Other	1,631	608
	95,179	66,667
Less amounts due in one year or less	(21,442)	(29,587)

Total	$73,737	$37,080

Annual maturities of debt obligations at December 31, 2011 are as follows:
2012	$21,442
2013	3,540
2014	1,229
2015	-
2016	-
2017	68,968

$95,179

Revolving Credit Facility and Note Purchase Agreement Borrowings at December 31, 2011

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at December 31, 2011 bear interest at rates from 8.90 percent to 9.17 percent. The remaining aggregate balance of the notes, $24,580, is included on the December 31, 2011 Consolidated Balance Sheets as follows: $20,278 is included in Current portion of long-term debt and $4,302 is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “2010 Credit Agreement”) with JPMorgan Chase Bank, N.A., in order to refinance its revolving credit facility. The 2010 Credit Agreement provided for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan sub-facility and a $10,000 sub-facility for letters of credit. Immediately following the closing of the facility, there was approximately $15,000 in outstanding borrowings. Loans under the facility generally bore interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility were not subject to a minimum LIBOR floor. At December 31, 2011, there was $47,000 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.72 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At December 31, 2011, there was $14,515 of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At December 31, 2011, there was $7,257 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.80 percent and $196 outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent. The total balance outstanding of $68,968 under this facility at December 31, 2011 is included in Long-term debt on the Consolidated Balance Sheets due to the amendment and restatement of the 2010 Credit Agreement in January 2012, as described below under “2012 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments.”

Outstanding obligations due under the facility were secured through security interests in and liens on substantially all of the Company’s and its domestic subsidiaries’ current and future personal property and on 100 percent of the capital stock of the Company’s existing and future domestic subsidiaries and 65 percent of the capital stock of certain foreign subsidiaries.

Concurrently with its entry into the 2010 Credit Agreement, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the 2010 Credit Agreement described above.

Effective November 17, 2010, the Company entered into Amendment No.1 (the “Credit Facility Amendment”) to the 2010 Credit Agreement. Pursuant to the Credit Facility Amendment, the amount of restricted payments, including dividends and stock repurchases, permitted to be made by the Company per year (the “Annual Restricted Payments”) was increased from $5,000 per fiscal year to an amount not to exceed $14,000 for the period January 1, 2011 through the credit facility termination date (July 12, 2012), provided that any such restricted payments may not exceed $10,000 in the aggregate for any four consecutive fiscal quarters during the aforementioned period. In addition to the annual restricted payment provisions, the Credit Facility Amendment provided that the Company could make one or more additional restricted payments on or before December 31, 2011 that in the aggregate amount did not exceed $13,000. The Credit Facility Amendment also decreased the Company’s maximum cash flow leverage ratio for periods ending on and after December 31, 2010.

Concurrently with its entry into the Credit Facility Amendment, the Company also amended the note purchase agreements underlying its outstanding senior notes in order to conform the financial and other covenants contained in the note purchase agreements to the covenants contained in the Credit Facility Amendment described above.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at December 31, 2011.

2012 Revolving Credit Facility Refinancing and Note Purchase Agreement Amendments

Amended and Restated Credit Agreement.  On January 27, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “2012 Credit Agreement”), among the Company, certain subsidiary borrowers of the Company, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent, in order to amend and restate the 2010 Credit Agreement, that was scheduled to terminate on July 12, 2012.

The 2012 Credit Agreement provides for a five-year unsecured, multicurrency revolving credit facility in the principal amount of $125,000 (the “New Facility”), including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the New Facility by up to $50,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. At closing, borrowings under the New Facility were used primarily to refinance all amounts outstanding under the Company’s former senior secured revolving credit facility (the “Former Facility”), which at December 31, 2011 had $68,968 outstanding. Loans under the New Facility generally bear interest at a LIBOR or Federal funds rate plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 225 basis points. At closing, the applicable margin on LIBOR-based loans was 175 basis points. Following the closing, the unutilized portion of the New Facility will be used primarily for general corporate purposes, such as working capital and capital expenditures, and, to the extent opportunities arise, acquisitions and investments.

The 2012 Credit Agreement contains various customary affirmative and negative covenants and events of default. Under the terms of the 2012 Credit Agreement, the Company is no longer subject to restrictive covenants on permitted capital expenditures.  Certain restricted payments, such as regular dividends and stock repurchases, are permitted provided that the Company maintains compliance with its minimum fixed-charge coverage ratio (with respect to regular dividends) and a specified maximum cash-flow leverage ratio (with respect to other permitted restricted payments). Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the 2012 Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The 2012 Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed-charge coverage ratio and a maximum cash-flow ratio. The 2012 Credit Agreement no longer contains the minimum consolidated net worth requirement that was a covenant under the Former Facility.

Amended and Restated Private Shelf Agreement. Concurrently with its entry into the 2012 Credit Agreement, on January 27, 2012, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain existing noteholders and note purchasers named therein (the “Private Shelf Agreement”), which provides for a $75,000 private shelf facility for a period of up to three years (the “Private Shelf Facility”). At closing, the Company issued $25,000 aggregate principal amount of its 4.38% Series F Senior Notes due January 27, 2019 (the “Notes”) under the Private Shelf Agreement, with a portion of the net proceeds being used to finance $20,278 in principal payments due in 2012 under the Company’s existing senior notes, including its 9.17% Series E Senior Notes that became due January 28, 2012.

The Private Shelf Agreement contains financial and other covenants that are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. Notes issued under the Private Shelf Facility may have maturities of up to ten years and are unsecured. Either the Company or Prudential may terminate the unused portion of the Private Shelf Facility prior to its scheduled termination upon 30 days’ written notice.

Any future borrowings under the Private Shelf Facility may be used for general corporate purposes, such as working capital and capital expenditures.

Amendment to Note Purchase Agreement. Concurrently with the entry into the Private Shelf Agreement, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to Note Purchase Agreement, dated as of December 23, 2003, as amended, with the noteholders party thereto (the “Mass Mutual Noteholders”). The Fifth Amendment amends certain financial and other covenants in the note purchase agreement so that such financial and other covenants are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. The Fifth Amendment also amends certain provisions contained in the note purchase agreement to reflect that amounts due under existing senior notes issued to the Mass Mutual Noteholders are no longer secured.

Other Debt Arrangements

In September 2011, the Company financed $992 of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in equal quarterly payments ending in June 2012. The total balance outstanding for insurance premiums at December 31, 2011 is $663 and is included in Current portion of long-term debt on the December 31, 2011 Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at December 31, 2011 is $503, which is included on the December 31, 2011 Consolidated Balance Sheets as follows: $252 is included in Current portion of long-term debt and $251 is included in Long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at December 31, 2011 is $432, which is included on the December 31, 2011 Consolidated Balance Sheets as follows: $216 is included in Current portion of long-term debt and $217 is included in Long-term debt.

The Company also had $33 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the December 31, 2011 Consolidated Balance Sheets.

Deferred Financing Fees

At December 31, 2011, the Company had $376 of unamortized deferred financing fees related to prior revolving credit facility and note purchase agreement amendments, including $21 of legal fees capitalized during 2011. The total amortization of deferred financing fees was $606, $674 and $1,027 for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively, and is included in Interest expense on the Consolidated Statements of Operations.

Note 11 - Income Taxes

The domestic and foreign components of income before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009

United States	$11,324	$30,424	$13,918
Foreign	10,783	11,980	13,176

Total	$22,107	$42,404	$27,094

The provision (benefit) for income taxes is comprised of the following:
	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$527	$(5,177)	$103
State	(207)	(194)	(118)
Foreign	2,335	4,006	4,412
	2,655	(1,365)	4,397
Deferred:
Federal	3,598	10,347	2,771
State	1,036	1,210	1,097
Foreign	(5,793)	(208)	(668)
	(1,159)	11,349	3,200

Total	$1,496	$9,984	$7,597

The Company’s effective tax rate for the year ended December 31, 2011 is 6.8 percent as compared with 23.5 percent for 2010. The current year’s effective rate reduction was primarily the result of an increase in the amount of tax benefits from the release of valuation allowances, net of federal and state benefits, of $6,442.

Reconciliation between the provision for income taxes for continuing operations computed by applying the United States (“U.S.”) federal statutory tax rate to income (loss) before incomes taxes and the actual provision is as follows:

	Years ended December 31,
	2011	2010	2009

Income taxes at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance change	(29.1)	1.7	--
Foreign rate differential	(8.5)	(6.5)	(3.5)
Nondeductible expenses	6.5	1.8	2.2
State income taxes	3.1	3.2	2.6
Tax credits	(2.0)	--	--
Uncertain tax position change	0.8	(15.5)	2.7
Withholding tax expense	0.4	4.1	--
Indemnification settlement	--	--	(6.4)
Federal examination settlement	--	--	(5.1)
Others, net	0.6	(0.3)	0.5

	6.8%	23.5%	28.0%

Temporary differences and carryforwards giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred income tax assets:
Operating loss carryforwards	$15,714	$16,703
Income tax credit carryforwards	7,367	6,913
Capital loss carryforwards	6,258	6,814
Accruals and reserves not currently deductible	3,992	2,978
Deferred expenses	2,670	2,723
Restructuring reserves	2,055	1,802
Other	5,705	5,878
Deferred income tax assets	43,761	43,811
Valuation allowances	(23,723)	(28,123)

Deferred income tax assets, net	20,038	15,688

Deferred income tax liabilities:
Domestic subsidiary stock	(8,447)	(8,447)
Inventory	(6,990)	(6,304)
Intangible assets	(5,921)	(4,109)
Depreciation and amortization	(5,729)	(3,042)
Other	(3,021)	(4,966)

Deferred income tax liabilities	(30,108)	(26,868)

Net deferred tax liability	$(10,070)	$(11,180)

As of December 31, 2011, the Company has U.S. federal and state net operating loss carryforwards of $1,552 and $47,588, respectively, $45,256 of foreign net operating loss carryforwards, $24,962 of foreign capital loss carryforwards, and various U.S. and non–U.S. income tax credit carryforwards of $2,782 and $4,585, respectively, which will be available to offset future income tax liabilities. If not used, $1,552 of U.S. federal net operating loss carryforwards will expire in 2023 to 2026, state net operating losses will begin to expire in 2017, and foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $23,723 at December 31, 2011. The Company has total foreign tax credit carryforwards of $2,201, offset by a valuation allowance of $1,597 in 2011. The Company has the ability to claim a deduction for these credits prior to expiration, and thus the net carrying value of the credits of $604 assumes that a deduction would be claimed instead of a tax credit. If unutilized, these U.S. foreign tax credits will begin to expire in 2016.

The undistributed earnings of foreign subsidiaries were approximately $66,420 and $55,894 at December 31, 2011 and 2010, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable withholding taxes, that would be payable if such remittance of undistributed earnings occured.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $100 to $500. Of the total amount of unrecognized tax benefits of $1,362, approximately $1,313 would reduce the effective tax rate.

The Company’s U.S. federal income tax returns are open for examination from 2009 forward. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return.  The impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Schawk, Inc. and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Operations. During the years ended December 31, 2011 and 2010, the Company recognized $71 and $553 in net interest expense, respectively. The Company had approximately $246 and $317 of accrued interest expense and penalties for December 31, 2011, and 2010, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009

Balance at January 1	$4,249	$16,259	$8,194
Reductions related to settlements	--	(12,055)	(549)
Additions related to tax positions in current year	181	--	--
Additions related to tax positions in prior years	91	536	8,587
Reductions due to statute closures	(3,184)	(292)	(69)
Reductions for tax positions in prior years	--	(112)	(50)
Foreign currency translation	25	(87)	146

Balance at December 31	$1,362	$4,249	$16,259

Note 12 - Related Party Transactions

The Company leases land and a building from a related party. See Note 13 – Leases.

Note 13 - Leases

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $583 in 2011, $574 in 2010, and $756 in 2009.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Some of the leases contain renewal options and leasehold improvement incentives. Leasehold improvement incentives received from landlords are deferred and recognized as a reduction of rent expense over the respective lease term. Rent expense is recorded on a straight-line basis, taking into consideration lessor incentives and scheduled rent increases. Total rent expense incurred under all operating leases was approximately $13,325, $13,185, and $13,660 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2011:

	Operating Leases
	Gross rents	Subleases	Net rents

2012	$15,982	$(1,065)	$14,917
2013	11,216	(806)	10,410
2014	8,938	(802)	8,136
2015	3,943	(388)	3,555
2016	2,741	(346)	2,395
Thereafter	4,882	(514)	4,368

	$47,702	$(3,921)	$43,781

Note 14 - Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. During 2010, the Company re-instated its matching contribution to the 401K plan which it had suspended during the first quarter of 2009 as part of its cost reduction efforts. The plan in 2010 provides for a match of employee contributions based on the Company’s performance to a target of earnings before interest, taxes, depreciation and amortization, whereas in prior years it was based on a discretionary percentage determined by management. The matching contribution was 2.0 percent of compensation for 2011. Contributions to the plans were $1,743, $2,060 and $384 in 2011, 2010 and 2009, respectively. In addition, the Company’s European subsidiaries contributed $816, $771 and $671 to several defined-contribution plans for their employees in 2011, 2010 and 2009, respectively. The Company also recorded an estimated liability of $775 at December 31, 2011 for a defined benefit pension plan covering employees at its newly-acquired Brandimage French subsidiary.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The number of shares issued for this plan was 33 in 2011, 26 in 2010, and 70 in 2009. The shares were issued at a 5 percent discount from the end-of-quarter closing market price of the Company’s common stock. The discount from market value was $23, $23 and $29 in 2011, 2010 and 2009, respectively.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible. The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $1,375 and $1,362 at December 31, 2011 and December 31, 2010, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

The Company has a deferred compensation agreement with the Chairman of the Board of Directors dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50 percent of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2011 and December 31, 2010 which is included in Other long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6 percent discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company has collective bargaining agreements with production employees representing approximately 9 percent of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2012 through 2015. The percentage of employees covered by contracts expiring within one year is approximately 3 percent.

The Company is required to contribute to certain union sponsored defined benefit pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $912, $972 and $981 in 2011, 2010 and 2009, respectively.  See Note 21-Multiemployer Pension Plans for additional information.

Note 15 - Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc. 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2006 Plan vest over a three-year period. The total number of shares of common stock available for issuance under the 2006 Plan is 460 as of December 31, 2011. No additional shares have been reserved for issuance under the 2006 Plan.

The Company issued 111, 108 and 217 stock options, as well as 126, 85 and 153 restricted shares, during the years ended December 31, 2011, 2010 and 2009, respectively, under the 2006 Plan.

Options

The Company has granted stock options under several stock-based compensation plans. The Company’s 2003 Equity Option Plan provided for the granting of options to purchase up to 5,252 shares of Class A common stock to key employees. The Company also adopted an Outside Directors’ Formula Stock Option Plan authorizing unlimited grants of options to purchase shares of Class A common stock to outside directors. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2003 Equity Option Plan and Outside Directors Stock Option Plan vest over a two-year period. The Company issues new shares of its Class A common stock for option exercises.

The Company issued 15 stock options each year during 2011, 2010 and 2009, respectively, to its directors under the Outside Directors Stock Option Plan.

The Company recorded $888, $886 and $942 of compensation expense relating to outstanding options during the years ended December 31, 2011, 2010, and 2009, respectively.

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

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2011, 2010 and 2009 using the Black-Scholes option pricing model:

	2011		2010		2009

Expected dividend yield	1.57 - 2.66%		0.76 - 1.24%		1.34 - 1.39%
Expected stock price volatility	48.80 - 53.21%		47.75 - 51.32%		43.75 - 43.80%
Risk-free interest rate range	1.33 - 2.84%		1.79 - 3.26%		2.79 - 3.33%
Weighted-average expected life	6.28 - 7.63	years	6.53 - 7.40	years	6.81 - 7.21	years
Forfeiture rate	1.00 - 3.00%		1.00 - 3.00%		0.85 - 1.00%
Total fair value of options granted	$995		$822		$679

The following table summarizes the Company’s activities with respect to its stock option plans for 2011, 2010 and 2009 (in thousands, except price per share and contractual term):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding January 1, 2009	2,919	$12.40	4.30	$3,374
Granted	232	$6.95
Exercised	(169)	$8.33
Cancelled	(477)	$12.17
Outstanding December 31, 2009	2,505	$12.81	4.87	$5,944
Granted	128	$14.18
Exercised	(559)	$9.46
Cancelled	(20)	$13.22
Outstanding December 31, 2010	2,054	$13.77	4.85	$13,978
Granted	126	$17.62
Exercised	(121)	$9.27
Cancelled	(1)	$8.90
Outstanding December 31, 2011	2,058	$14.28	3.94	$1,496
Vested at December 31, 2011	1,797	$14.31	3.28	$1,222
Exercisable at December 31, 2011	1,797	$14.31	3.28	$1,222

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $7.90, $6.67 and $2.93, respectively. The total intrinsic value for options exercised during the years ended December 31, 2011, 2010 and 2009, respectively, was $908, $3,819 and $433.

Cash received from option exercises under all plans for the years ended December 31, 2011, 2010 and 2009 was approximately $1,073, $5,288 and $1,389, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $293, $1,109 and $222, respectively, for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes information concerning outstanding and exercisabe options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.20 - 8.26	172	7.3	$6.96	108	$6.97
8.26-10.33	406	0.7	$9.39	406	$9.39
10.33-12.39	51	2.8	$10.92	40	$10.61
12.39-14.45	498	3.3	$13.95	436	$14.10
14.45-16.52	181	6.6	$15.89	171	$15.88
16.52-18.58	258	6.1	$18.07	198	$18.04
18.58-20.65	477	4.0	$18.90	433	$18.90
20.65-21.08	15	7.8	$21.04	5	$21.08

	2,058			1,797

As of December 31, 2011, 2010 and 2009 there was $959, $879 and $974, respectively, of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of approximately 1.8 years. A summary of the Company’s nonvested option activity for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands, except price per share and contractual term):
	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at January1, 2009	324	$5.95
Granted	232	$2.93
Vested	(146)	$5.87
Forfeited	(24)	$4.22
Nonvested at December 31, 2009	386	$4.26
Granted	128	$6.67
Vested	(186)	$4.49
Forfeited	(8)	$4.54
Nonvested at December 31, 2010	320	$4.93
Granted	126	$7.90
Vested	(185)	$4.95

Nonvested at December 31, 2011	261	$6.35

Restricted Stock

As discussed above, the Company’s 2006 Long-Term Incentive Plan provides for the grant of various types of stock-based awards, including restricted stock. Restricted shares are valued at the price of the common stock on the date of grant and vest at the end of a three year period. During the vesting period the participant has the rights of a shareholder in terms of voting and dividend rights but is restricted from transferring the shares. The expense is recorded on a straight-line basis over the vesting period.

The Company recorded $1,210, $1,000 and $795 of compensation expense relating to restricted stock during years ended December 31, 2011, 2010 and 2009, respectively.

A summary of the restricted share activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per share

Outstanding at January 1, 2009	118	$16.84
Granted	153	$6.94
Forfeited	(23)	$10.37
Vested – restriction lapsed	(11)	$18.32
Outstanding at December 31, 2009	237	$10.70
Granted	85	$13.83
Vested – restriction lapsed	(39)	$16.93
Forfeited	(7)	$10.39
Outstanding at December 31, 2010	276	$10.90
Granted	126	$15.86
Vested – restriction lapsed	(59)	$15.90

Outstanding at December 31, 2011	343	$11.86

As of December 31, 2011, 2010 and 2009, there was $1,984, $1,316 and $1,227, respectively, of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of approximately 2.0 years.

Employee Stock-based Compensation Expense

The Company recorded $2,098, $1,886 and $1,737 for stock-based compensation during years ended December 31, 2011, 2010 and 2009, respectively. The expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. There were no amounts related to employee stock-based compensation capitalized as assets during the three years ended December 31, 2011.

Note 16 - Indemnity Settlement

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

Note 17 - Earnings Per Share

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

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings per share:

	2011	2010	2009

Net income	$20,611	$32,420	$19,497

Weighted average shares-Basic	25,790	25,465	24,966
Effect of dilutive stock options	290	418	35

Weighted average shares-Diluted	26,080	25,883	25,001

Basic earnings per common share	$0.80	$1.27	$0.78
Dilutive earnings per common share	$0.79	$1.25	$0.78

Options to purchase 782 shares of Class A common stock at an exercise price from $12.02 – $21.08 per share were outstanding at December 31, 2011, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options expire at various dates through August 17, 2021.

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

Note 18 - Segment and Geographic Reporting

The Company’s service offerings include strategic, creative and executional services related to four core competencies: graphic services, brand strategy and design, digital promotion and advertising, and software. Graphic services, brand strategy and design and digital promotion and advertising represented approximately 96 percent of the Company’s revenues in 2011, with software sales representing the remaining 4 percent.

These services are provided to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. In 2011 and 2010, the Company’s largest client accounted for approximately $39,755, or 8.7 percent, and $44,328, or 9.6 percent, respectively, of its total revenues, in the Americas operating segment. In 2011 and 2010, the 10 largest clients in the aggregate accounted for 46.3 percent and 44.2 percent, respectively, of revenues. The Company’s services are provided with an employment force of approximately 3,600 employees worldwide, of which approximately 9 percent are production employees represented by labor unions. The percentage of employees covered by union contracts that expire within one year is approximately 3 percent.

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

During 2011, the Company renamed its North America operating segment to Americas to reflect its expansion into South America. The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities. The Company has determined that each of its operating segments is also a reportable segment under ASC 280.

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

Segment information relating to results of continuing operations was as follows:

	2011	2010	2009
Sales to external customers:
Americas	$385,230	$399,658	$390,713
Europe	75,257	66,238	67,409
Asia Pacific	33,704	31,393	29,348
Intercompany sales elimination	(38,898)	(36,663)	(35,024)

Total	$455,293	$460,626	$452,446

Operating segment income (loss):
Americas	$50,638	$68,428	$56,734
Europe	6,419	3,812	3,836
Asia Pacific	4,214	4,855	7,389
Corporate	(33,953)	(27,529)	(32,175)
Operating income	27,318	49,566	35,784
Interest expense, net	(5,211)	(7,162)	(8,690)

Income before income taxes	$22,107	$42,404	$27,094

Depreciation and amortization expense:
Americas	$11,013	$10,931	$11,601
Europe	2,903	2,760	3,075
Asia Pacific	1,292	1,208	1,008
Corporate	2,849	2,712	2,969

Total	$18,057	$17,611	$18,653

The Corporate operating loss for 2011 includes $8,467 of business and systems integration expense, related to the Company’s information technology and business process improvement initiative, and $1,846 of multiemployer pension withdrawal expense. Partially offsetting the expense increases were credits to income of $3,320 for the reduction of contingent consideration payable related to a 2010 acquisition and $825 related to the reduction of an employment tax reserve for a 2008 acquisition.

The Corporate operating loss for 2010 includes $200 recorded as income related to the adjustment of a pension withdrawal liability recorded in a prior period.

The Corporate operating loss for 2009 included $1,800 of pension withdrawal expense and a credit of $4,986 for an indemnity settlement.

The Americas operating income for 2009 includes a $1,305 charge for impairment of land and buildings.

Segment information related to total assets and expenditure for long-lived assets was as follows:
	2011	2010
Total Assets:
Americas (1)	$361,189	$348,440
Europe (2)	62,476	74,319
Asia Pacific (1)	31,032	23,903
Corporate (3)	24,816	3,197

Total	$479,513	$449,859

(1)	The increase in total assets is principally related to the acquisition of Brandimage.

(2)	The decrease in total assets is principally the result of a cash transfer to the United States, partially offset by an increase related to the acquisition of Brandimage.

(3)
The increase in total assets is principally the result of capital expenditure related to the Company’s information technology and business process improvement initiatives as well as increases related to the Brandimage acquisition and certain tax-related assets.

	2011	2010	2009
Expenditures for long-lived assets:
Americas	$7,254	$5,464	$3,653
Europe	1,813	1,712	618
Asia Pacific	1,108	1,924	898
Corporate	14,546	3,105	88

Total	$24,721	$12,205	$5,257

Summary financial information by geographic location for 2011, 2010 and 2009 is as follows:

	United States	Canada	Europe	Other	Total

2011
Sales	$323,561	$29,217	$74,121	$28,394	$455,293
Long-lived assets	$53,779	$2,335	$5,008	$5,463	$66,585

2010
Sales	$333,833	$34,790	$65,209	$26,794	$460,626
Long-lived assets	$42,176	$2,982	$4,308	$5,629	$55,095

2009
Sales	$328,442	$35,071	$62,558	$26,375	$452,446
Long-lived assets	$44,720	$3,571	$4,305	$3,656	$56,252

Sales are attributed to countries based on the point of origin of the sale. Approximately 8.7 percent of total revenues came from the Company’s largest single client for the year ended December 31, 2011.

Long-lived assets include property, plant and equipment assets stated at net book value and other non-current assets that are identified with the operations in each country.

Note 19 - Contingencies

United States Securities and Exchange Commission

On September 12, 2011, the Company was notified by the staff of the Securities and Exchange Commission (“SEC”) that it had completed its investigation of certain accounting matters related to the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and the first three quarters of 2007, which was announced in conjunction with the Company’s filing of its fiscal 2007 Form 10-K, and does not intend to recommend that the SEC take any enforcement action against the Company.

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

Note 20 - Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2011. The forward contracts were designated as fair value hedges at inception. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Operations. The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 1 – Significant Accounting Policies. Since the forward contracts were settled prior to period end, there was no fair value recorded for the derivative instruments on the Consolidated Balance Sheets as of December 31, 2011. The effect on earnings of the derivative instruments on the Consolidated Statements of Operations for the year ended December 31, 2011 was an expense of $868.

Interest Rate Swaps

In order to manage the risk of rising interest rates on a portion of the Company’s variable rate revolving debt, the Company entered into two “variable to fixed” interest rate swaps with financial institution counterparties for the total notional amount of $15,000 in May of 2010. The swaps, which were set to expire in June 2012, were designated as cash flow hedges. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the effective portion of the derivative fair value gains or losses from these cash flow hedges was deferred in Accumulated other comprehensive income, net. The Company assessed hedge effectiveness quarterly by comparing the critical terms of the swaps and the debt. Since the Company assessed the hedge to be fully effective, the derivative fair value gains or losses were deferred in Accumulated other comprehensive income, net on the Consolidated Balance Sheets during the affected quarters.  In December 2010, the Company terminated both interest rate swaps and the related after-tax loss of $110 was reclassified from Accumulated other comprehensive income, net into earnings.

Note 21 - Multiemployer Pension Plans

The Company has participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan.  Under the Employee Retirement Income Security Act of 1974, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded an estimated liability of $1,846 as of December 31, 2011 to reflect this obligation. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense (income) on the Consolidated Statements of Operations. The liability is expected to be settled during 2012 and is included in Accrued expenses on the Consolidated Balance Sheets.

The Company has participated in the Supplemental Retirement and Disability Fund (SRDF) pursuant to collective bargaining agreements with the Graphic Communications Union (GCU) and its various locals covering employees working at various facilities, including the Company’s facilities in Minneapolis, MN and Cherry Hill, NJ. In the fourth quarter of 2008, the Company decided to terminate participation in the Supplemental Retirement and Disability Fund for employees of its Minneapolis, MN and Cherry Hill, NJ facilities and in March 2009 formally notified the Board of Trustees of the union’s pension fund that they would no longer be making contributions for these facilities to the union’s plan.  Under the Employee Retirement Income Security Act of 1974, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7,254 to reflect this obligation. At December 31, 2009, the Company recorded an additional expense of $1,800 as a result of updates to the assumptions used in the termination withdrawal calculation. During the fourth quarter of 2010, the Company entered into a settlement and release agreement with the pension fund to settle the withdrawal liability for a total of $9,000, and recorded income of $200 to reduce the Company’s liability to the agreed amount, which was paid in 2011. The expense of $1,800 for 2009 and the credit to income of $200 for 2010 associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal (income) expense on the Consolidated Statements of Operations.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.
If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability.

The Company’s participation in these plans for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” row provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan’s year-end at April 30, 2011 and April 30, 2010, respectively, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/implemented” row indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last row lists the expiration dates of the collective-bargaining agreements to which the plans are subject. There have been no significant changes, affecting period-to-period comparability of contributions, to the number of employees covered by the Company’s multiemployer plans from 2009 to 2011.

Pension Fund	Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund	CEP Multi-Employer Pension Plan

Country	United States of America	Canada
EIN/Pension Plan Number	52-6118568-001	RN 0542696
Pension Protection Act Zone Status:
2011	Red	At least 80% funded
2010	Red	At least 80% funded
FIP/RP Status Pending/Implemented	Yes	N/A
Contributions of Schawk:
2011	$827	$85
2010	$890	$82
2009	$879	$87
Surcharge Imposed	No	No
Expiration Dates of Collective Bargaining Agreements	December 31, 2011 to June 30, 2015	May 1, 2014

The Company’s contributions represented more than five percent of total contributions to the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund (the “Fund”) as indicated in the Fund’s Form 5500 for the plan year ending April 30, 2010 (the Plan’s most recently available annual report). Based on preliminary information, it is anticipated the Company’s contributions will represent more than five percent of total contributions to the Fund for the plan year ending April 30, 2011.

Note 22 - Quarterly Financial Data (unaudited)

Schawk, Inc maintains its financial records on the basis of a fiscal year ending December 31. The unaudited quarterly data for 2011 and 2010 is presented below:

	Quarters ended
Year 2011	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2011	2011	2011 (1)	2011 (2)

Net sales	$107,234	$113,329	$112,298	$122,432
Cost of sales	68,482	71,412	70,235	82,152
Gross profit	38,752	41,917	42,063	40,280

Selling, general and administrative expenses	31,032	29,998	31,240	30,489
Business and systems integration expenses	1,239	2,149	1,997	3,082
Foreign exchange loss	501	207	121	283
Acquisition integration and restructuring expenses	431	691	468	(120)
Impairment of long-lived assets	--	--	--	40
Multiemployer pension withdrawal expense	--	1,846	--	--

Operating income	5,549	7,026	8,237	6,506

Other income (expense):
Interest income	18	21	4	16
Interest expense	(1,287)	(1,273)	(1,212)	(1,498)

Income before income taxes	4,280	5,774	7,029	5,024
Income tax provision (benefit)	1,491	1,812	(1,057)	(750)

Net income	$2,789	$3,962	$8,086	$5,774

Earnings per share
Basic	$0.11	$0.15	$0.31	$0.22
Diluted	$0.11	$0.15	$0.31	$0.22

(1)
Results for the third quarter of 2011 were favorably impacted by a decrease in the effective tax rate for the quarter. The decrease in the effective tax rate was principally due to discrete period tax benefits related to the release of certain valuation allowances in the amount of $4,008, primarily for the Company’s United Kingdom subsidiary.

(2)
Results for the fourth quarter of 2011 were favorably impacted by a decrease in the effective tax rate for the quarter. The decrease in the effective tax rate was principally due to discrete period tax benefits related to the release of certain valuation allowances in the amount of $2,124, primarily for the Company’s Australian subsidiary. In addition, the fourth quarter of 2011 operating results were favorably impacted by the reduction of an estimated contingent consideration liability in the amount of $3,320, related to a 2010 acquisition, and $825 related to the reduction of an employment tax reserve for a 2008 acquisition.

	Quarters ended
Year 2010	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2010	2010 (1)	2010	2010 (2)

Net sales	$111,708	$117,840	$112,562	$118,516
Cost of sales	69,833	71,016	68,768	72,453
Gross profit	41,875	46,824	43,794	46,063

Selling, general and administrative expenses	32,524	30,420	28,675	31,039
Business and systems integration expenses	110	184	85	915
Acquisition integration and restructuring expenses	219	502	286	1,237
Foreign exchange loss (gain)	1,817	(267)	694	62
Impairment of long-lived assets	680	--	--	8
Multiemployer pension withdrawal (income) expense	--	--	500	(700)

Operating income	6,525	15,985	13,554	13,502

Other income (expense):
Interest income	8	8	15	8
Interest expense	(1,988)	(1,771)	(1,642)	(1,800)

Income before income taxes	4,545	14,222	11,927	11,710
Income tax provision (benefit)	2,025	(1,583)	4,154	5,388

Net income	$2,520	$15,805	$7,773	$6,322

Earnings per share
Basic	$0.10	$0.62	$0.30	$0.25
Diluted	$0.10	$0.61	$0.30	$0.24

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework . Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Ernst & Young, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Board of Directors and Stockholders of
Schawk, Inc.

We have audited Schawk, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Schawk, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Schawk, Inc. as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 6, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Company’s proxy statement for the 2012 annual meeting of stockholders (the “2012 Proxy Statement”) regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures set forth under the captions and subcaptions “Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

As required by New York Stock Exchange rules, in 2011 the Company’s Chief Executive Officer submitted to the NYSE the annual certification relating to the Company’s compliance with NYSE’s corporate governance listing requirements.

Item 11. Executive Compensation

The information contained in the Company’s 2012 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” including under the subcaptions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2012 Proxy Statement under the caption “Transactions with Related Persons” and the information related to director independence under the caption “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the Company’s 2012 Proxy Statement under the caption “Independent Public Accountants” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

			Page
(a)	1.	The following financial statements of Schawk, Inc. are filed as part of this
		report under Item 8-Financial Statements and Supplementary Data:

		Report of Independent Registered Public Accounting Firm	42
		Consolidated Balance Sheets—December 31, 2011 and 2010	43
		Consolidated Statements of Operations—Years Ended December 31, 2011, 2010 and 2009	44
		Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009	45
		Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2011, 2010 and 2009	46
		Notes to Consolidated Financial Statements – December 31, 2011	47

	2.	Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(b) below:

		Schedule II—Valuation and qualifying accounts.	83

	3.	Exhibits

Exhibit	Description	Incorporated herein by reference (1)
3.1	Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3	By-Laws of Schawk, Inc., as amended.	Exhibit 3.2 to Form 8-K filed with the SEC December 18, 2007
4.1	Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1	Lease Agreement dated as of July 1, 1987, by and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2	Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3	Form of Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.3.1	Addendum to Restated Employment Agreement dated March 9, 1998 between Schawk, Inc. and Clarence W. Schawk.*	Exhibit 10.4.1 to Form 10-K filed with the SEC on April 28, 2008
10.4	Form of Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.5	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.6	Schawk, Inc. Retirement Trust effective January 1, 1996.*	Exhibit 10.37 to Form 10-K filed with the SEC on March 28, 1996
10.7	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.*	Exhibit 10.38 to Form 10-K filed with the SEC on March 28, 1996
10.8	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375
10.9	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.*	Registration Statement No. 333-68521
10.10	Note Purchase Agreement dated as of December 23, 2003 by and between Schawk, Inc. and Massachusetts Mutual Life Insurance Company.	Exhibit 10.47 to Form 10-K filed with the SEC on March 8, 2004
10.11	Schawk, Inc. 2001 Equity Option Plan.	Appendix B to Proxy Statement for the 2001 Annual Meeting of Stockholders
10.12	Schawk, Inc. 2003 Equity Option Plan.	Appendix A to Proxy Statement for the 2003 Annual Meeting of Stockholders (File No. 001)
10.13	Stock Purchase Agreement by and among Schawk, Inc., Seven Worldwide, Inc., KAGT Holdings, Inc. and the Stockholders of KAGT Holdings, Inc. dated as of December 17, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on December 20, 2004

Exhibit	Description	Incorporated herein by reference (1)
10.14	Business Sale Deed by and among Schawk, Inc., Schawk UK Limited, Sokaris XXI, S.L., Schawk Belgium B.V.B.A. and Weir Holdings Limited dated December 31, 2004.	Exhibit 2.1 to Form 8-K filed with the SEC on January 6, 2005
10.15	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005
10.16
Note Purchase and Private Shelf Agreement, dated as of January 28, 2005, among Schawk, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, and RGA Reinsurance Company.
Exhibit 10.5 to Form 8-K filed with the SEC on February 2, 2005
10.17	First Amendment, dated as of January 28, 2005, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005
10.18	Asset Purchase Agreement, dated as of March 3, 2006, by and between CAPS Group Acquisition, LLC and Schawk, Inc.	Exhibit 10.1 to Form 10-Q filed with the SEC on May 10, 2006
10.19	Schawk, Inc. 2006 Long-term Incentive Plan.	Annex A to the Proxy Statement for the 2006 Annual Meeting filed with the SEC on April 21, 2006
10.20	Employment Agreement dated as of September 18, 2008 between Timothy J. Cunningham and Schawk, Inc.*	Exhibit 10.1 to Form 8-K filed with the SEC on September 23, 2008
10.21	First Amendment, dated as of June 11, 2009, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005, among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.2 to Form 8-K filed with the SEC on June 12, 2009

10.22	Second Amendment, dated as of June 12, 2009, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on June 12, 2009
10.23
Amended and Restated Credit Agreement, dated as of January 12, 2010, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent.
Exhibit 10.1 to Form 8-K filed with the SEC on January 14, 2010
10.24	Second Amendment, dated as of January 12, 2010, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.2 to Form 8-K filed with the SEC on January 14, 2010
10.25	Third Amendment, dated as of January 12, 2010, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on January 14, 2010
10.26	Lease Extension Agreement, dated as of January 22, 2010, between Schawk, Inc. and Graphics IV Limited Partnership.	Exhibit 10.31 to Form 10-K filed with the SEC on March 15, 2010
10.27	Commercial Lease, dated as of March 23, 2010, between Schawk, Inc. and Graphics IV Limited Partnership.	Exhibit 10.5 to Form 10-Q filed with the SEC on May 5, 2010
10.28	Outside Directors’ Formula Stock Option Plan, as amended and restated.	Exhibit 10.1 to Form 10-Q filed with the SEC on August 4, 2010
10.29	Amendment No. 1, dated as of November 17, 2010, to Amended and Restated Credit Agreement dated January 12, 2010.	Exhibit 10.1 to Form 8-K filed with the SEC on November 18, 2010
10.30	Third Amendment, dated as of November 17, 2010, to Note Purchase and Private Shelf Agreement dated as of January 28, 2005, as amended .	Exhibit 10.2 to Form 8-K filed with the SEC on November 18, 2010

Exhibit	Description	Incorporated herin by reference (1)
10.31	Fourth Amendment, dated as of November 17, 2010, to Note Purchase Agreement dated as of December 23, 2003, as amended.	Exhibit 10.3 to Form 8-K filed with the SEC on November 18, 2010
10.32	Amended and Restated Employee Stock Purchase Plan.	Appendix B to the Proxy Statement filed with the SEC on April 18, 2011
10.33	Asset Purchase Agreement, dated as of September 15, 2011, among Schawk USA, Laga, Inc. (Brandimage), Lipson Associates, Inc., and the other parties thereto, as amended.	Exhibit 10.1 to Form 8-K filed with the SEC on October 20, 2011
10.34
Second Amended and Restated Credit Agreement, dated as of January 27, 2012, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent
Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2012
10.35	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of January 27, 2012, among Schawk, Inc., Prudential Investment Management, Inc., and the noteholders party thereto	Exhibit 10.2 to Form 8-K filed with the SEC on February 1, 2012
10.36	Fifth Amendment, dated as of January 27, 2012, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on February 1, 2012
21	List of Subsidiaries.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	The following financial information from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible
Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Operations  (iii) Consolidated Statements of Cash Flows,
(iv) Consolidated Statements of Shareholders’ Equity and (v) Notes to Consolidated Financial Statements. ***

(1) The file number of each report or filing referred to herein is 001-09335 unless otherwise noted.

*	Represents a management contract or compensation plan or arrangement required to be identified and filed pursuant to Items 15(a)(3) and 15(b) of Form 10-K.

**	Document filed herewith.

***   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
		Provision
	Balance at	Charged	Write-offs /	Other
Allowance for	Beginning	(Credited)	Allowances	Additions	Balance at
Doubtful Accounts	of Year	to Expense	Taken (1)	(Deductions) (2)	End of Year

2011	$1,525	$364	$40	$(3)	$1,926
2010	$1,619	$(94)	$1	$(1)	$1,525
2009	$3,138	$(1,377)	$(249)	$107	$1,619

		Provision
	Balance at	Charged		Other
Deferred Tax Asset	Beginning	(Credited) to	Allowance	Additions	Balance at
Valuation Allowance	of Year	Expense (4)	Changes (3)	(Deductions) (2)	End of Year

2011	$28,123	$(6,442)	$1,693	$349	$23,723
2010	$26,765	$703	$281	$374	$28,123
2009	$28,619	$(11)	$(4,135)	$2,292	$26,765

(1)	Net of collections on accounts previously written off.

(2)	Consists principally of adjustments related to foreign exchange.

(3)	Allowance changes arising from reductions in net operating loss carry forwards which are precluded from use and purchase accounting adjustments.

(4)	Credit to expense in 2011 relates to the release of certain valuation allowances, principally for the Company’s United Kingdom and Australian subsidiaries.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 6th day of March 2012.

Schawk, Inc.

By: /s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2012.

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