Form 10-Q
period 2012-03-31
SCHAWK INC
filed 2012-05-02
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:  See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of April 27, 2012 was 25,841,446

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,192	$13,732
Trade accounts receivable, less allowance for doubtful accounts of $1,955 at March 31, 2012 and $1,926 at December 31, 2011	96,278	99,967
Inventories	27,880	24,672
Prepaid expenses and other current assets	13,323	14,894
Income tax receivable	4,386	5,620
Deferred income taxes	719	682
Total current assets	150,778	159,567

Property and equipment, less accumulated depreciation of $113,951 at March 31, 2012 and $109,925 at December 31, 2011	62,573	60,064
Goodwill, net	211,547	205,365
Other intangible assets, net:
Customer relationships	36,822	41,709
Other	911	354
Deferred income taxes	6,025	5,933
Other assets	7,339	6,521

Total assets	$475,995	$479,513

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,079	$18,366
Accrued expenses	70,613	60,636
Deferred income taxes	3,210	3,209
Income taxes payable	1,020	511
Current portion of long-term debt	4,597	21,442
Total current liabilities	97,519	104,164

Long-term liabilities:
Long-term debt	75,575	73,737
Deferred income taxes	13,857	13,476
Other long-term liabilities	13,741	14,211
Total long-term liabilities	103,173	101,424

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,945,995 and 30,766,517 shares issued at March 31, 2012 and December 31, 2011, respectively; 25,883,654 and 25,703,125 shares outstanding at March 31, 2012 and December 31, 2011, respectively	226	225
Additional paid-in capital	206,394	203,811
Retained earnings	121,943	125,619
Accumulated other comprehensive income, net	11,537	9,080
Treasury stock, at cost, 5,062,341 and 5,063,392 shares of common stock at March 31, 2012 and December 31, 2011, respectively	(64,797)	(64,810)
Total stockholders’ equity	275,303	273,925

Total liabilities and stockholders’ equity	$475,995	$479,513

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Net sales	$112,750	$107,234
Cost of sales	75,684	68,482
Gross profit	37,066	38,752

Selling, general and administrative expenses	33,928	31,032
Business and systems integration expenses	3,170	1,239
Acquisition integration and restructuring expenses	1,084	431
Foreign exchange loss	470	501
Operating income (loss)	(1,586)	5,549

Other income (expense):
Interest income	16	18
Interest expense	(842)	(1,287)

Income (loss) before income taxes	(2,412)	4,280
Income tax provision (benefit)	(805)	1,491

Net income (loss)	$(1,607)	$2,789

Earnings (loss) per share:
Basic	$(0.06)	$0.11
Diluted	$(0.06)	$0.11

Weighted average number of common and common equivalent shares outstanding:
Basic	25,767	25,817
Diluted	25,767	26,246

Dividends per Class A common share	$0.08	$0.08

Comprehensive income	$850	$5,463

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Cash flows from operating activities
Net income (loss)	$(1,607)	$2,789
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,300	3,100
Amortization	1,355	1,228
Non-cash restructuring charge	65	87
Amortization of deferred financing fees	95	154
Gain realized on sale of property and equipment	(9)	(2)
Stock based compensation expense	1,832	471
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	4,813	9,957
Inventories	(3,105)	(1,816)
Prepaid expenses and other current assets	1,317	(185)
Trade accounts payable, accrued expenses and other liabilities	6,978	(13,713)
Income taxes refundable (payable)	1,748	(2,463)
Net cash provided by (used in) operating activities	16,782	(393)

Cash flows from investing activities
Proceeds from sales of property and equipment	12	27
Purchases of property and equipment	(5,516)	(3,026)
Acquisitions, net of cash acquired	--	(182)
Net cash used in investing activities	(5,504)	(3,181)

Cash flows from financing activities
Issuance of common stock	738	483
Proceeds from issuance of long-term debt	76,864	25,963
Payments of long-term debt including current portion	(92,042)	(47,283)
Payment of deferred financing fees	(831)	(5)
Cash dividends	(2,056)	(2,059)
Net cash used in financing activities	(17,327)	(22,901)
Effect of foreign currency rate changes	509	692
Net decrease in cash and cash equivalents	(5,540)	(25,783)
Cash and cash equivalents at beginning of period	13,732	36,889

Cash and cash equivalents at end of period	$8,192	$11,106

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

The significant accounting policies of Schawk, Inc. (“Schawk” or the “Company”) are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2011.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2011, as filed with its 2011 Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurements (Topic 820). The amendments in ASU 2011-04 result in common definitions of fair value and common requirements for measurement of and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The amendments in ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). The amendments in ASU 2011-05 require companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. In December 2011, the FASB issued ASU No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Amendments in ASU 2011-12 indefinitely defer certain provisions of ASU 2011-05, which revised the manner in which entities present comprehensive income in their financial statements. The deferred provisions of ASU 2011-05 relate to reclassification adjustments between OCI and net income being presented separately on the face of the financial statements. The amendments in ASU 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The financial statement presentations required by ASU 2011-05 and 2011-12 were adopted by the Company effective January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). The amendments in ASU 2011-08 amend the guidance in FASB Accounting Standards Codification (“ASC”) 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Inventories consist of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$1,997	$2,014
Work-in-process	26,061	22,544
Finished goods	532	824
	28,590	25,382
Less: LIFO reserve	(710)	(710)

Total	$27,880	$24,672

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

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(1,607)	$2,789

Weighted average shares – Basic	25,767	25,817
Effect of dilutive stock options	--	429
Adjusted weighted average shares and assumed conversions - Diluted	25,767	26,246

Basic earnings (loss) per common share	$(0.06)	$0.11
Diluted earnings (loss) per common share	$(0.06)	$0.11

Since the Company was in a loss position for the three-month period ended March 31, 2012, there was no difference between the number of shares used to calculate basic and diluted loss per share for that period. There were 149 potentially dilutive stock options not included in the diluted per share calculation at March 31, 2012 because they would be anti-dilutive. In addition, the following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended March 31,
	2012	2011

Anti-dilutive options	1,416	125
Exercise price range	$11.71 - 21.08	$18.20 - 21.08

Note 4 – Comprehensive Income

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income for the three-month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$(1,607)	$2,789
Foreign currency translation adjustments	2,457	2,674
Comprehensive income	$850	$5,463

Note 5 – Stock Based Compensation

The Company accounts for stock based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value and using the straight-line expense attribution method.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three-month periods ended March 31, 2012 and March 31, 2011, using the Black-Scholes option-pricing model.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011

Expected dividend yield	2.73%		1.57 - 1.76%
Expected stock price volatility	57.19%		52.70 - 52.78%
Risk-free interest rate	1.33%		2.54 - 2.84%
Weighted-average expected life of options	6.21	years	6.28	years
Forfeiture rate	3.0%		3.0%

The number of options and shares of restricted stock granted during the three-month periods ended March 31, 2012 and March 31, 2011 was 180 and 177, respectively. The total fair value of options and restricted stock granted during the three-month periods ended March 31, 2012 and March 31, 2011 was $1,604 and $2,286 respectively. As of March 31, 2012 and March 31, 2011, respectively, there was $2,714 and $3,942 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three-month periods ended March 31, 2012 and March 31, 2011 was $1,832 and $471, respectively, reflecting an increase in the level of grants and the related plan provisions for rights upon retirement.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

During the first quarter of 2012, the Company recorded impairment charges in the amount of $65 related to leasehold improvements no longer being utilized as a result of an office consolidation. During the first quarter of 2011, the Company recorded impairment charges in the amount of $87 related to building improvements at Company facilities that are being combined with other operating facilities or shut-down. Since the impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Comprehensive Income. See Note 12 – Acquisition Integration and Restructuring.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. During the first quarter of 2012, the Company did not receive any insurance settlements. During the first quarter of 2011, the Company received insurance settlements of $93 for business interruption and other expenses related to a 2009 flood at one of its North American operations and $69 related to a recovery of legal fees related to employment issues. The insurance recoveries are reflected in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Note 7 – Acquisitions

Lipson Associates, Inc. and Laga, Inc.

Effective October 19, 2011, the Company acquired substantially all of the domestic assets and assumed certain trade account and business related liabilities of Lipson Associates, Inc. and Laga, Inc., as well as the stock of their foreign operations. Lipson Associates, Inc. and Laga, Inc. does business as Brandimage – Desgrippes & Laga (“Brandimage”).

Brandimage is a leading branding and design network specializing in providing services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage has operations in Chicago, Cincinnati, Paris, Brussels, Shanghai, Seoul and Hong Kong. The Brandimage business was acquired to enhance the Company’s service offerings related to branding and design and operates in conjunction with Schawk's legacy brand development capabilities, which are performed under its Anthem Worldwide brand.

The purchase price of $23,297 consisted of $27,011 paid in cash at closing, less $3,714 accrued as a receivable for a net working capital adjustment and indemnification of certain pre-acquisition contingencies. The Company funded the purchase price through a draw from its existing credit facility. The Company recorded a preliminary purchase price allocation at March 31, 2012. A fair value appraisal is being performed by an independent consulting company and the Company will finalize the purchase price allocation later in 2012 once the final valuations have been established. During the first quarter of 2012, the Company adjusted its preliminary purchase price allocation based on a preliminary fair value appraisal performed by an independent consulting company. The additional purchase accounting adjustments in the first quarter principally reflect an increase in goodwill and a decrease in customer relationships as a result of the preliminary valuation. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes.

A summary of the estimated preliminary fair values assigned to the acquired assets is as follows:

Accounts receivable	$4,940
Inventory	4,016
Prepaid expenses and other current assets	4,980
Income tax receivable	8
Property and equipment	482
Goodwill	18,466
Customer relationships	5,894
Trade name	741
Other assets	241
Trade accounts payable	(3,247)
Accrued expenses	(7,174)
Notes payable	(23)
Deferred income taxes	(385)
Other long term liabilities	(3,889)

Cash paid at closing, net of $1,961 cash acquired	$25,050

The weighted average amortization periods of the customer relationships intangible asset and the trade name intangibles asset is 8.0 years and 5.0 years, respectively. The intangible asset amortization expense for the customer relationships intangible asset and the trade name intangible asset will be approximately $737 and $148, respectively, on an annual basis. The intangible asset amortization expense recorded in the three-month period ended March 31, 2012 for the customer relationships intangible asset and the trade name intangible asset was $81 and $66, respectively.

Real Branding LLC

Effective November 10, 2010, the Company acquired 100 percent of the equity of Real Branding LLC (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in San Francisco and New York. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services in the digital media marketplace in the Americas operating segment.

The purchase price of $9,590 consisted of $6,000 paid in cash at closing, $182 paid for a net working capital adjustment in the first quarter of 2011, and $3,408 recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business. Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014 and is payable periodically during 2012 through 2015, based on actual future performance. Based on performance projections available at the date of the acquisition, the Company originally recorded estimated contingent consideration of $3,958, less a present value discount of $550. During the fourth quarter of 2011, it became apparent that the original performance projections would not be achieved and the Company reevaluated the estimated contingent consideration payable based on current expectations of the performance of the Real Branding business during 2012 through 2014. As a result of the reevaluation, the Company reduced the estimated contingent consideration payable as of December 31, 2011 to $264, less a present value discount of $25, resulting in a net reduction in the estimated contingent consideration payable of $3,320. At March 31, 2012, the recorded estimated contingent consideration payable remained at $264, less a present value discount of $23.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $356 is included on the Consolidated Balance Sheets as of March 31, 2012 as follows: $200 is included in Accrued expenses and $156 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2011 through March 31, 2012 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$367	$27	$(38)	$356

Note 8 – Debt

Debt obligations consist of the following:

	March 31, 2012	December 31, 2011

Revolving credit agreement	$45,806	$68,968
Series A senior note payable - Tranche A	3,687	3,687
Series A senior note payable - Tranche B	3,687	3,687
Series E senior note payable	--	17,206
Series F senior note payable	25,000	--
Other	1,992	1,631
	80,172	95,179
Less amounts due in one year or less	(4,597)	(21,442)

Total	$75,575	$73,737

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at March 31, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $7,374, is included on the March 31, 2012 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $4,302 is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “2010 Credit Agreement”) with JPMorgan Chase Bank, N.A. The 2010 Credit Agreement provided for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan sub-facility and a $10,000 sub-facility for letters of credit. Loans under the facility generally bore interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility were not subject to a minimum LIBOR floor. At December 31, 2011, there was $47,000 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.72 percent, and $14,515 of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At December 31, 2011, there was $7,257 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.80 percent and $196 outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at March 31, 2012.

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

At March 31, 2012, there was $19,000 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.19 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At March 31, 2012, there was $19,785 of prime rate borrowings outstanding at an interest rate of approximately 4.25 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At March 31, 2012, there was $6,820 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.05 percent and $201 outstanding under prime rate borrowings at an interest rate of approximately 3.75 percent.

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

The Company was in compliance with all covenant obligations under the aforementioned credit agreements at March 31, 2012.

Other Debt Arrangements

In September 2011, the Company financed $992 of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in equal quarterly payments ending in June 2012. In March 2012, the Company financed $714  of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in December 2012. The total balance outstanding for insurance premiums at March 31, 2012 is $1,046 and is included in Current portion of long-term debt on the March 31, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at March 31, 2012 is $503, which is included on the March 31, 2012 Consolidated Balance Sheets as follows: $252 is included in Current portion of long-term debt and $251 is included in Long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at March 31, 2012 is $432, which is included on the March 31, 2012 Consolidated Balance Sheets as follows: $216 is included in Current portion of long-term debt and $216 is included in Long-term debt.

The Company also had $10 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the March 31, 2012 Consolidated Balance Sheets.

Deferred Financing Fees

The Company incurred and capitalized $831 of deferred financing fees during the first quarter of 2012. During the first quarter of 2012, the Company amortized deferred financing fees totaling $95. During the first quarter of 2011, the Company amortized deferred financing fees totaling $154. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income. At March 31, 2012, the Company had $1,112 of unamortized deferred financing fees.

Note 9 – Goodwill and Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company accounts for goodwill in accordance with the Intangibles – Goodwill and Other Topic of the Codification, ASC 350. Under ASC 350, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually as of October 1, or more frequently if events or changes in business circumstances indicate that the carrying value may not be recoverable.

The changes in the carrying amount of goodwill by reportable segment during the quarter ended March 31, 2012, were as follows:

			Asia
	Americas	Europe	Pacific	Total
Cost:
December 31, 2011	$198,510	$40,364	$10,037	$248,911
Acquisitions	266	--	--	266
Additional purchase accounting adjustments	3,507	992	683	5,183
Foreign currency translation	495	1,050	288	1,832

March 31, 2012	$202,778	$42,406	$11,008	$256,192

Accumulated impairment:
December 31, 2011	$(14,422)	$(27,878)	$(1,246)	$(43,546)
Foreign currency translation	(116)	(957)	(26)	(1,099)

March 31, 2012	$(14,538)	$(28,835)	$(1,272)	$(44,645)

Net book value:
December 31, 2011	$184,088	$12,486	$8,791	$205,365

March 31, 2012	$188,240	$13,571	$9,736	$211,547

The Company’s other intangible assets subject to amortization are as follows:

		March 31, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.2 years	$62,056	$(25,234)	$36,822
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	877	(797)	80
Trade names	3.9 years	1,482	(784)	698
Contract acquisition cost	3.0 years	1,220	(1,087)	133

	12.6 years	$66,797	$(29,064)	$37,733

		December 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	12.9 years	$65,466	$(23,757)	$41,709
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	864	(774)	90
Trade names	2.8 years	738	(707)	31
Contract acquisition cost	3.0 years	1,220	(987)	233

	12.4 years	$69,450	$(27,387)	$42,063

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

Amortization expense related to the other intangible assets totaled $1,355 and $1,228 for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. Amortization expense for each of the next five twelve-month periods beginning April 1, 2012, is expected to be approximately $5,419 for 2013, $5,263 for 2014, $5,060 for 2015, $4,433 for 2016, and $4,352 for 2017.

Note 10 – Income Taxes

The Company’s interim period income tax provision is determined as follows:

•	At the end of each fiscal quarter, the Company estimates the income tax that will be provided for the fiscal year

•
The forecasted annual effective tax rate is applied to the year-to-date ordinary income (loss) at the end of each quarter to compute the year-to-date tax applicable to ordinary income (loss). The term ordinary income (loss) refers to income (loss) from continuing operations before income taxes, excluding significant, unusual or infrequently occurring items. The tax provision or benefit related to ordinary income (loss) in each quarter is the difference between the most recent year-to-date and the prior quarter-to-date computations.

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

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual income (loss) before income taxes of the corporation in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. The company will continue to reassess the need for a valuation allowance on a quarterly basis and consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including a demonstration of sustained profitability and the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. As such, there can be significant volatility in interim tax provisions.

The following table sets out the tax provision (benefit) and the effective tax rates of the Company:

	Three Months Ended March 31,
(in thousands)	2012	2011

Income (loss) before income taxes	$(2,412)	$4,280
Income tax provision (benefit)	$(805)	$1,491
Effective tax rate	33.4%	34.8%

In the first quarter of 2012, the Company recognized a tax benefit of $805 on a loss before income taxes of $2,412, or an effective tax rate of 33.4 percent. The lower rate on the income tax benefit in the first quarter of 2012, as compared to an income tax provision in the first quarter of 2011, is primarily due to the impact of discrete tax expenses applied to a current quarter loss. Foreign taxes provided at other than the 35.0 percent U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences contributed to the difference from the 35.0 percent U.S. statutory rate.

The Company had reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,630 and $1,362 at March 31, 2012 and December 31, 2011, respectively. The reserve for uncertain tax positions as of March 31, 2012 increased due to increases for the establishment of additional uncertain tax positions of $270 and foreign exchange rate fluctuations of $15 offset by a decrease for a statute of limitations closure of $17.

Note 11 – Segment Reporting

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

The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil, its U.S. brand strategy and design business and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European brand strategy and design business and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific brand strategy and design business. The Company has determined that each of its operating segments is also a reportable segment under ASC 280.

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

Segment information relating to results of operations was as follows:

	Three Months Ended March 31,
	2012	2011

Sales to external clients:
Americas	$92,837	$92,385
Europe	22,392	17,592
Asia Pacific	8,120	6,653
Intercompany sales elimination	(10,599)	(9,396)

Total	$112,750	$107,234

Operating segment income (loss):
Americas	$7,951	$12,086
Europe	1,423	2,121
Asia Pacific	114	30
Corporate	(11,074)	(8,688)
Operating income (loss)	(1,586)	5,549
Interest expense, net	(826)	(1,269)
Income (loss) before income taxes	$(2,412)	$4,280

 Note 12 – Acquisition Integration and Restructuring

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

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three-month period ended March 31, 2012, related to cost reduction and restructuring actions initiated during 2008, 2010, 2011 and 2012. The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $3,717 is included on the Consolidated Balance Sheets at March 31, 2012 as follows: $2,165 in Accrued expenses and $1,552 in Other long-term liabilities.

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2011	$--	$2,789	$2,789
Adjustments	--	420	420
Cash payments	--	(187)	(187)

Liability balance at March 31, 2012	$--	$3,022	$3,022

Actions Initiated in 2010
Liability balance at December 31, 2011	$408	$--	$408
Adjustments	10	--	10
Cash payments	(15)	--	(15)

Liability balance at March 31, 2012	$403	$--	$403

Actions Initiated in 2011
Liability balance at December 31, 2011	$125	$--	$125
Adjustments	(7)	--	(7)
Cash payments	(103)	--	(103)

Liability balance at March 31, 2012	$15	$--	$15

Actions Initiated in 2012
Liability balance at December 31, 2011	$--	$--	$--
New accruals	538	35	573
Adjustments	13	--	13
Cash payments	(309)	--	(309)

Liability balance at March 31, 2012	$242	$35	$277

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2010, 2011 and 2012 shown above was $1,009 for the three-month period ended March 31, 2012. In addition, the Company recorded impairment charges in the amount of $65 related to leasehold improvements no longer being utilized as a result of an office consolidation and $10 related to payroll taxes related to employee terminations. The total expenses for the three-month period ended March 31, 2012 was $1,084 and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income.

The expenses for the three-month period ended March 31, 2012 and March 31, 2011 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Three months ended March 31, 2012	$718	$331	$35	$--	$1,084
Three months ended March 31, 2011	$163	$264	$--	$4	$431
Cumulative since program inception	$12,108	$6,424	$1,205	$1,910	$21,647

Note 13 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2012. The forward contracts were designated as fair value hedges at inception. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Comprehensive Income. The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 14 – Fair Value Measurements. Since the forward contracts were settled prior to period end, there was no fair value recorded for the derivative instruments on the Consolidated Balance Sheets as of March 31, 2012. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2012 was a loss of $121, compared to a gain of $107 from derivative instruments for the three month period ended March 31, 2011.

Note 14 – Fair Value Measurements

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at March 31, 2012. The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value as of March 31, 2012 and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability was estimated using a present value analysis as of March 31, 2012. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during the first three months of 2012:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2012	$239
Accretion of present value discount	2

Liability balance at March 31, 2012	$241

The following table summarizes the fair values as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Contingent consideration	$--	$--	$241	$241

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan.  In accordance with ERISA Section 4203 (a), 29 U.S.C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The liability is expected to be settled in 2012. The Company’s estimated liability of $1,846 is unchanged as of March 31, 2012 and is included in Accrued expenses on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and cost reduction plans and to realize anticipated cost savings; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls and the discovery of any future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than anticipated costs or lower than anticipated benefits associated with the Company’s ongoing information technology and business process improvement initiative; unanticipated costs or difficulties associated with integrating acquired operations; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

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

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 155 locations in 26 countries across North and South America, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

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

Organization

The Company is organized on a geographic basis, in three operating and reportable segments: Americas, Europe and Asia Pacific. The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil, its U.S. branding and design capabilities and its U.S. digital solutions business The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.

Financial Overview

Net sales increased $5.5 million or 5.1 percent in the first quarter of 2012 to $112.8 million from $107.2 million in the first quarter of 2011. The sales increase in the first quarter of 2012 compared to the prior year’s quarter reflects an increase in consumer products packaging accounts sales, offset by a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts. Sales attributable to acquisitions for the quarter ended March 31, 2012 were $7.0 million, or 6.2 percent of total sales. Excluding the impact of acquisitions, revenue would have decreased by $1.5 million or 1.4 percent. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.5 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in all segments in the first quarter of 2012 compared to the prior year’s quarter. The Americas segment increased by $0.5 million, or 0.5 percent, the Europe segment by $4.8 million, or 27.3 percent and the Asia Pacific segment by $1.5 million, or 22.1 percent. The Company’s inventories, composed principally of the cost of unbilled client services, increased $3.2 million during the first quarter of 2012 as a result of higher production activity during the quarter.

Gross profit decreased by $1.7 million or 4.4 percent in the first quarter of 2012 to $37.1 million from $38.8 million in the first quarter of 2011. The decline in gross profit in the current quarter compared to the prior year’s quarter is principally due to increases in employee-related costs associated with the expansion of client service offerings. Gross profit in the Americas operating segment decreased by $4.0 million or 13.2 percent. Gross profit in the Europe operating segment increased by $1.7 million or 28.8 percent and increased in the Asia Pacific operating segment by $0.6 million or 22.3 percent.

The Company recorded an operating loss of $1.6 million in the first quarter of 2012 compared to an operating profit of $5.5 million in the first quarter of 2011, a decrease of $7.1 million. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the lower gross profit in the first quarter of 2012 compared to the first quarter of 2011 as well as the following items: Selling, general and administrative expenses increased $2.9 million, or 9.3 percent, in the first quarter of 2012 to $33.9 million from $31.0 million in the first quarter of 2011. Included in selling, general and administrative expenses for the first quarter of 2011 is a credit to income of approximately $1.5 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Excluding this credit to income in the prior year, the increase in selling, general and administrative expenses in the first quarter of 2012, compared to the first quarter of 2011, is principally due to increases in equity compensation costs, as well as increases in other employee-related costs associated with the expansion of client service offerings. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.9 million to $3.2 million in the first quarter of 2012 from $1.2 million in the first quarter of 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.1 million in the first quarter of 2012 compared to $0.4 million in the first quarter of 2011. The Company recorded a net loss of $0.5 million on foreign exchange exposures in both the first quarter of 2012 and first quarter of 2011.

The Company recorded an income tax benefit of $0.8 million in the first quarter of 2012 compared to an income tax expense of $1.5 million in the first quarter of 2011. The effective tax rate was 33.4 percent for the first quarter of 2012 compared to an effective tax rate of 34.8 percent in the first quarter of 2011.

In the first quarter of 2012, the Company recorded a net loss of $1.6 million, or $0.06 per diluted share, as compared to net income of $2.8 million, or $0.11 per diluted share, in the first quarter of 2011.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three-month periods ended March 31, 2012 and March 31, 2011 was $1.1 million and $0.4 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income. See Note 12 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2011 and for the first three months of 2012, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Three months ended March 31, 2012	$0.7	$0.4	$--	$--	$1.1
Year ended December 31, 2011	0.8	0.6	--	0.1	1.5
Year ended December 31, 2010	1.3	0.5	--	0.5	2.3
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$12.1	$6.5	$1.2	$1.9	$21.7

The Company is exploring various additional cost reduction actions that could be taken if revenue, particularly in the Americas segment, does not improve.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income for the three-month periods ended:

	Three Months Ended March 31,		2012 vs. 2011 Increase (Decrease)
			$	%
	2012	2011	Change	Change

Net Sales	$112,750	$107,234	$5,516	5.1%
Cost of sales	75,684	68,482	7,202	10.5%
Gross profit	37,066	38,752	(1,686)	(4.4	) %
Gross profit percentage	32.9%	36.1%

Selling, general and administrative expenses	33,928	31,032	2,896	9.3%
Business and systems integration expenses	3,170	1,239	1,931	nm
Acquisition integration and restructuring expenses	1,084	431	653	nm
Foreign exchange loss	470	501	(31)	(6.2	) %
Operating income (loss)	(1,586)	5,549	(7,135)	nm
Operating margin percentage	(1.4)%	5.2%

Other income (expense):
Interest income	16	18	(2)	(11.1	) %
Interest expense	(842)	(1,287)	445	(34.6	) %

Income (loss) before income taxes	(2,412)	4,280	(6,692)	nm
Income tax provision (benefit)	(805)	1,491	(2,296)	nm

Net income (loss)	$(1,607)	$2,789	$(4,396)	nm

Effective income tax rate	33.4%	34.8%

Expressed as a percentage of Net Sales:

Gross margin	32.9%	36.1%	(320)	bp
Selling, general and administrative expenses	30.1%	28.9%	120	bp
Business and systems integration expenses	2.8%	1.2%	160	bp
Acquisition integration and restructuring expenses	1.0%	0.4%	60	bp
Foreign exchange loss	0.4%	0.5%	(10)	bp
Operating margin	(1.4)%	5.2%	(660)	bp

bp  = basis points
nm = not meaningful

Net sales in the first quarter of 2012 were $112.8 million compared to $107.2 million in the first quarter of 2011, an increase of $5.5 million, or 5.1 percent. The sales increase in the first quarter of 2012 compared to the prior year’s quarter reflects an increase in consumer products packaging accounts sales, offset by a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts. Sales attributable to acquisitions for the quarter ended March 31, 2012 were $7.0 million, or 6.2 percent of total sales. Excluding acquisitions, revenue would have decreased by $1.5 million or 1.4 percent. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.5 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in all segments in the first quarter of 2012 compared to the prior year’s quarter. The Americas segment increased by $0.5 million, or 0.5 percent, the Europe segment by $4.8 million, or 27.3 percent and the Asia Pacific segment by $1.5 million, or 22.1 percent.

Consumer products packaging accounts sales in the first quarter of 2012 were $89.6 million, or 79.4 percent of total sales, as compared to $81.6 million, or 76.1 percent of total sales, in the same period of the prior year, representing an increase of 9.8 percent. Advertising and retail accounts sales of $17.3 million in the first quarter of 2012, or 15.4 percent of total sales, decreased 9.8 percent from $19.2 million in the first quarter of 2011. Entertainment account sales of $5.8 million in the first quarter of 2012, or 5.2 percent of total sales, decreased 9.4 percent from $6.4 million in the first quarter of 2011. During the first quarter of 2012, the Company continued to see measured progress with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $37.1 million, or 32.9 percent, of sales in the first quarter of 2012, a decrease of $1.7 million, or 4.4 percent, from $38.8 million, or 36.1 percent of sales, in the first quarter of 2011. The decline in gross profit in the current quarter compared to the prior year’s quarter is principally due to increases in employee-related costs associated with the expansion of client service offerings.

The Company recorded an operating loss of $1.6 million in the first quarter of 2012 compared to an operating profit of $5.5 million in the first quarter of 2011, a decrease of $7.1 million. The operating loss percentage was 1.4 percent for the first quarter of 2012, compared to a 5.2 percent operating income percentage in the first quarter of 2011. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the decrease in gross profit in the first quarter of 2012 compared to the first quarter of 2011 as well as to the items discussed below.

Selling, general and administrative expenses increased $2.9 million, or 9.3 percent, in the first quarter of 2012 to $33.9 million from $31.0 million in the first quarter of 2011. Included in selling, general and administrative expenses for the first quarter of 2011 is a credit to income of approximately $1.5 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Excluding this credit to income in the prior year, the increase in selling, general and administrative expenses in the first quarter of 2012, compared to the first quarter of 2011, is principally due to increases in equity compensation costs, as well as increases in other employee-related costs associated with the expansion of client service offerings.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.9 million to $3.2 million in the first quarter of 2012 from $1.2 million in the first quarter of 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.1 million in the first quarter of 2012 compared to $0.4 million in the first quarter of 2011. The Company recorded a net loss of $0.5 million on foreign exchange exposures in both the first quarter of 2012 and first quarter of 2011. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in expense for the first quarter of 2012 of $0.1 million, compared to a gain of $0.1 million from hedging activities for the first quarter of 2011.

Interest expense in the first quarter of 2012 was $0.8 million compared to $1.3 million in the first quarter of 2011, a decrease of $0.4 million, or 34.6 percent.

The Company recorded an income tax benefit of $0.8 million in the first quarter of 2012 compared to an income tax expense of $1.5 million in the first quarter of 2011. The effective tax rate was 33.4 percent for the first quarter of 2012 compared to an effective tax rate of 34.8 percent in the first quarter of 2011.

In the first quarter of 2012, the Company recorded a net loss of $1.6 million, as compared to net income of $2.8 million for the first quarter of 2011.

Other Information

Depreciation and amortization expense was $4.7 million for the first quarter of 2012 as compared to $4.3 million for the same period of 2011.

Capital expenditures in the first quarter of 2012 were $5.5 million compared to $3.0 million in the same period of 2011. The increase in capital expenditures in the current period compared to the prior year’s period is primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

 Americas

The following table sets forth Americas segment results for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$92,837	$92,385	$452	0.5%
Acquisition integration and restructuring expenses	$718	$164	$554	nm
Foreign exchange (gain) loss	$15	$(123)	$138	nm
Depreciation and amortization	$2,658	$2,631	$27	1.0%
Operating income	$7,951	$12,086	$(4,135)	(34.2)%
Operating margin	8.6%	13.1%		(450)	bp
Capital expenditures	$2,780	$1,696	$1,084	63.9%
Total assets	$358,960	$341,943	$17,017	5.0%

nm = not meaningful
bp = basis points

Net sales in the first quarter of 2012 for the Americas segment were $92.8 million compared to $92.4 million in the same period of the prior year, an increase of $0.5 million or 0.5 percent. Sales contributed by acquisitions for the first quarter of 2012 totaled $3.8 million. Excluding the impact of sales contributed by acquisitions, sales in the first quarter of 2012 decreased by $3.3 million compared to the first quarter of 2011. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $8.0 million or 8.6 percent of sales, in the first quarter of 2012 compared to $12.1 million, or 13.1 percent of sales, in the first quarter of 2011, a decrease of $4.1 million. The decrease in operating income is principally due to lower margins from the Company’s recent acquisitions as well as increases in employee-related costs.

Europe

The following table sets forth Europe segment results for the three-month periods ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$22,392	$17,592	$4,800	27.3%
Acquisition integration and restructuring expenses	$331	$264	$67	25.4%
Foreign exchange (gain) loss	$(44)	$73	$(117)	nm
Depreciation and amortization	$840	$704	$136	19.3%
Operating income	$1,423	$2,121	$(698)	(32.9)%
Operating margin	6.4%	12.1%	(570)	bp
Capital expenditures	$205	$292	$(87)	(29.8)%
Total assets	$61,371	$48,610	$12,761	26.3%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the first quarter of 2012 were $22.4 million compared to $17.6 million in the same period of the prior year, an increase of $4.8 million or 27.3 percent. Sales contributed by acquisitions for the first quarter of 2012 totaled $2.8 million. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.4 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $1.4 million, or 6.4 percent of sales, in the first quarter of 2012 compared to $2.1 million or 12.1 percent of sales in the first quarter of 2011, a decrease of $0.7 million. The decrease in operating income in the current period compared to the prior year’s period is due in part to increase in operating expenses from recent acquisitions.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$8,120	$6,653	$1,467	22.1%
Acquisition integration and restructuring expenses	$35	$--	$35	nm
Foreign exchange loss	$168	$117	$51	43.6%
Depreciation and amortization	$393	$325	$68	20.9%
Operating income	$114	$30	$84	nm
Operating margin	1.4%	0.5%		90	bp
Capital expenditures	$197	$219	$(22)	(10.0)%
Total assets	$29,094	$23,857	$5,237	22.0%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the first quarter of 2012 were $8.1 million compared to $6.7 million in the same period of the prior year, an increase of $1.5 million or 22.1 percent. Sales contributed by acquisitions for the first quarter of 2012 totaled $0.5 million. Sales for the first quarter of 2012, as compared to the first quarter of 2011, benefited from an increase of approximately $0.1 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries.

Operating income was relatively flat at $0.1 million in the first quarter of 2012, or 1.4 percent of sales, as compared to less than $0.1 million, or 0.5 percent of sales, in the first quarter of 2011.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at March 31, 2012 was $80.2 million compared to $95.2 million at December 31, 2011.

As of March 31, 2012, the Company had $8.2 million in consolidated cash and cash equivalents, compared to $13.7 million at December 31, 2011.

Cash provided by (used in) operating activities. Cash provided by operating activities was $16.8 million in the first quarter of 2012 compared to cash used in operating activities of $0.4 million in the first quarter of 2011. The increase in cash provided from operations reflects favorable changes in the non-cash current assets and current liabilities in the first quarter of 2012 compared to the first quarter of 2011, partially offset by the decrease in net income, from a net income of $2.8 million for the first quarter of 2011 to a net loss of $1.6 million for the first quarter of 2012. The Company’s inventories, composed principally of the cost of unbilled client services, increased $3.2 million during the first quarter of 2012 as a result of higher production activity.

Depreciation and intangible asset amortization expense in the first quarter of 2012 was $3.3 million and $1.4 million, respectively, as compared to $3.1 million and $1.2 million, respectively, in the first quarter of the prior year.

Cash used in investing activities. Cash used in investing activities was $5.5 million in the first quarter of 2012 compared to $3.2 million during the comparable 2011 period. Capital expenditures were $5.5 million in the first quarter of 2012 compared to $3.0 million in the first quarter of 2011, reflecting an increase in capital expenditures related to the Company’s information technology and business process improvement initiative. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $11.0 to $13.0 million annually. In addition, during the current fiscal year, the Company expects to incur capital investment and related business and system integration expenses in the range of $10.0 million to $15.0 million for the Company’s information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities. Cash used in financing activities in the first quarter of 2012 was $17.3 million compared to cash used in financing activities of $22.9 million during the first quarter of 2011. The cash used in financing activities in the first quarter of 2012 reflects $15.2 million of net payments of debt compared to $21.3 million of net payments of debt during the first quarter of 2011. The Company received proceeds of $0.7 million from the issuance of common stock during the first quarter of 2012 compared to $0.5 million in the first quarter of 2011. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. During the first quarter of 2012, the Company paid $0.8 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $2.1 million for both the first quarter of 2012 and the first quarter of 2011. Subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue for the remainder of 2012.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at March 31, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $7.4 million, is included on the March 31, 2012 Consolidated Balance Sheets as follows: $3.1 million is included in Current portion of long-term debt and $4.3 million is included in Long-term debt.

Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “2010 Credit Agreement”) with JPMorgan Chase Bank, N.A. The 2010 Credit Agreement provided for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan sub-facility and a $10.0 million sub-facility for letters of credit. Loans under the facility generally bore interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility were not subject to a minimum LIBOR floor. At December 31, 2011, there was $47.0 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.72 percent, and $14.5 million of prime rate borrowings outstanding at an interest rate of approximately 4.75 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At December 31, 2011, there was $7.3 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.80 percent and $0.2 million outstanding under prime rate borrowings at an interest rate of approximately 4.50 percent.

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at March 31, 2012.

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

At March 31, 2012, there was $19.0 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.19 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At March 31, 2012, there was $19.8 million of prime rate borrowings outstanding at an interest rate of approximately 4.25 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At March 31, 2012, there was $6.8 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.05 percent and $0.2 million outstanding under prime rate borrowings at an interest rate of approximately 3.75 percent.

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

The Company was in compliance with all covenant obligations under the aforementioned credit agreements at March 31, 2012.

Other Debt Arrangements. In September 2011, the Company financed $1.0 million of business insurance premiums for a 2011 – 2012 policy term. The premiums are due in equal quarterly payments ending in June 2012. In March 2012, the Company financed $0.7 million of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in December 2012. The total balance outstanding for insurance premiums at March 31, 2012 is $1.0 million and is included in Current portion of long-term debt on the March 31, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at March 31, 2012 is $0.5 million, which is included on the March 31, 2012 Consolidated Balance Sheets as follows: $0.3 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at March 31, 2012 is $0.4 million, which is included on the March 31, 2012 Consolidated Balance Sheets as follows: $0.2 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of March 31, 2012 from those reported in the Company’s Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2011 for further discussion of the Company’s critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2011. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2011.

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

Based on their evaluation as of March 31, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with the Company's information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting and financial reporting systems, was implemented during the first quarter of 2012. During the remainder of 2012, and possibly into 2013, additional phases of the ERP system will be implemented, including the job production and invoicing modules.  As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Annual Report (collectively, the “Risk Factors”) could materially adversely affect the Company’s business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during either the thee-month period ended March 31, 2012 or March 31, 2011. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. No shares of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises during either the thee-month period ended March 31, 2012 or March 31, 2011.

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

10.1
Second Amended and Restated Credit Agreement, dated as of January 27, 2012, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent.  Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2012.

10.2
Amended and Restated Note Purchase and Private Shelf Agreement, dated as of January 27,2012, among Schawk, Inc., Prudential Investment
Management, Inc., and the noteholders party thereto. Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on
February 1, 2012.

10.3
Fifth Amendment, dated as of January 27, 2012, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.  Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 1, 2012.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed or furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2012.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller