Form 10-Q
period 2012-06-30
SCHAWK INC
filed 2012-08-01
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of July 27, 2012 was 25,974,846.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,543	$13,732
Trade accounts receivable, less allowance for doubtful accounts of $2,904 at June 30, 2012 and $1,926 at December 31, 2011	98,138	99,967
Inventories	24,624	24,672
Prepaid expenses and other current assets	12,839	14,894
Income tax receivable	5,756	5,620
Deferred income taxes	714	682
Total current assets	148,614	159,567

Property and equipment, less accumulated depreciation of $116,038 at June 30, 2012 and $109,925 at December 31, 2011	64,050	60,064
Goodwill, net	210,074	205,365
Other intangible assets, net:
Customer relationships	35,068	41,709
Other	752	354
Deferred income taxes	5,874	5,933
Other assets	7,138	6,521

Total assets	$471,570	$479,513

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,628	$18,366
Accrued expenses	60,245	60,636
Deferred income taxes	3,209	3,209
Income taxes payable	1,061	511
Current portion of long-term debt	4,027	21,442
Total current liabilities	87,170	104,164

Long-term liabilities:
Long-term debt	88,196	73,737
Deferred income taxes	13,794	13,476
Other long-term liabilities	13,586	14,211
Total long-term liabilities	115,576	101,424

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 30,994,142 and 30,766,517 shares issued at June 30, 2012 and December 31, 2011, respectively; 25,932,900 and 25,703,125 shares outstanding at June 30, 2012 and December 31, 2011, respectively	226	225
Additional paid-in capital	206,867	203,811
Retained earnings	118,374	125,619
Accumulated other comprehensive income, net	8,140	9,080
Treasury stock, at cost, 5,061,242 and 5,063,392 shares of common stock at June 30, 2012 and December 31, 2011, respectively	(64,783)	(64,810)
Total stockholders’ equity	268,824	273,925

Total liabilities and stockholders’ equity	$471,570	$479,513

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$116,262	$113,329	$229,012	$220,563
Cost of sales	76,433	71,751	152,117	140,233
Gross profit	39,829	41,578	76,895	80,330

Selling, general and administrative expenses	34,033	29,659	67,961	60,691
Business and systems integration expenses	4,292	2,149	7,462	3,388
Multiemployer pension withdrawal expense	--	1,846	--	1,846
Acquisition integration and restructuring expenses	2,472	691	3,556	1,122
Foreign exchange loss	90	207	560	708
Operating income (loss)	(1,058)	7,026	(2,644)	12,575

Other income (expense):
Interest income	9	21	25	39
Interest expense	(917)	(1,273)	(1,759)	(2,560)

Income (loss) before income taxes	(1,966)	5,774	(4,378)	10,054
Income tax provision (benefit)	(470)	1,812	(1,275)	3,303

Net income (loss)	$(1,496)	$3,962	$(3,103)	$6,751

Earnings (loss) per share:
Basic	$(0.06)	$0.15	$(0.12)	$0.26
Diluted	$(0.06)	$0.15	$(0.12)	$0.26

Weighted average number of common and common equivalent shares outstanding:
Basic	25,880	25,901	25,824	25,859
Diluted	25,880	26,276	25,824	26,264

Dividends per Class A common share	$0.08	$0.08	$0.16	$0.16

Comprehensive income (loss)	$(4,893)	$4,521	$(4,043)	$9,984

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Cash flows from operating activities
Net income (loss)	$(3,103)	$6,751
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	6,644	6,309
Amortization	2,776	2,473
Non-cash restructuring charge	27	246
Amortization of deferred financing fees	165	304
(Gain) loss realized on sale of property and equipment	(14)	111
Stock based compensation expense	2,241	1,070
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	1,951	8,284
Inventories	55	(2,490)
Prepaid expenses and other current assets	1,847	600
Trade accounts payable, accrued expenses and other liabilities	(2,015)	(17,702)
Income taxes refundable (payable)	421	(1,545)
Net cash provided by operating activities	10,995	4,411

Cash flows from investing activities
Proceeds from sales of property and equipment	50	176
Purchases of property and equipment	(10,798)	(9,139)
Net cash used in investing activities	(10,748)	(8,963)

Cash flows from financing activities
Issuance of common stock	802	763
Purchase of common stock	--	(889)
Proceeds from issuance of long-term debt	131,165	72,063
Payments of long-term debt including current portion	(134,100)	(90,277)
Payment of deferred financing fees	(852)	(7)
Cash dividends	(4,116)	(4,119)
Net cash used in financing activities	(7,101)	(22,466)
Effect of foreign currency rate changes	(335)	833
Net decrease in cash and cash equivalents	(7,189)	(26,185)
Cash and cash equivalents at beginning of period	13,732	36,889

Cash and cash equivalents at end of period	$6,543	$10,704

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2011, as filed with its 2011 Form 10-K. The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Inventories consist of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$1,987	$2,014
Work-in-process	22,895	22,544
Finished goods	452	824
	25,334	25,382
Less: LIFO reserve	(710)	(710)

Total	$24,624	$24,672

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

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(1,496)	$3,962	$(3,103)	$6,751

Weighted average shares – Basic	25,880	25,901	25,824	25,859
Effect of dilutive stock options	--	375	--	405
Adjusted weighted average shares and assumed conversions - Diluted	25,880	26,276	25,824	26,264

Basic earnings (loss) per common share	$(0.06)	$0.15	$(0.12)	$0.26
Diluted earnings (loss) per common share	$(0.06)	$0.15	$(0.12)	$0.26

Since the Company was in a net loss position for the three and six-month periods ended June 30, 2012, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. There were 125 and 137 potentially dilutive stock options not included in the diluted per share calculation for the three and six-month periods ended June 30, 2012, respectively, because they would be anti-dilutive. In addition, the following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Anti-dilutive options	1,530	330	1,492	237
Exercise price range	$11.71 - 21.08	$12.87 - 21.08	$11.71 - 21.08	$16.02 - 21.08

Note 4 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income for the three and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(1,496)	$3,962	$(3,103)	$6,751
Foreign currency translation adjustments	(3,397)	559	(940)	3,233
Comprehensive income (loss)	$(4,893)	$4,521	$(4,043)	$9,984

Note 5 – Stock Based Compensation

The Company accounts for stock based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value and using the straight-line expense attribution method.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six-month periods ended June 30, 2012 and June 30, 2011, using the Black-Scholes option-pricing model.

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011

Expected dividend yield	2.73%		1.57 – 2.00%
Expected stock price volatility	53.52 – 57.19%		48.80 – 52.78%
Risk-free interest rate	1.24 – 1.33%		2.50 – 2.84%
Weighted-average expected life of options	6.21 – 7.70	years	6.28 – 7.63	years
Forfeiture rate	1.00 – 3.00%		1.00 – 3.00%

The number of options and shares of restricted stock granted during the three and six-month periods ended June 30, 2012, was 68 and 248, respectively. The number of options and shares of restricted stock granted during the three and six-month periods ended June 30, 2011 was 18 and 195, respectively. The total fair value of options and restricted stock granted during the three and six-month periods ended June 30, 2012, was $548 and $2,152, respectively. The total fair value of options and restricted stock granted during the three and six-month periods ended June 30, 2011, was $135 and $2,421, respectively. As of June 30, 2012 and June 30, 2011, respectively, there was $2,842 and $3,381 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three and six-month periods ended June 30, 2012 was $409 and $2,241, respectively, reflecting an increase in the level of grants and the related plan provisions for rights upon retirement. Expense recognized for the three and six-month periods ended June 30, 2011 was $599 and $1,070, respectively.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

During the six-month period ended June 30, 2012, the Company recorded impairment charges in the amount of $27 related to leasehold improvements no longer being utilized as a result of certain office consolidations. During the three month period ended June 30, 2012, the Company reduced the impairment charge reported during the first quarter by $38 to properly reflect the total impairment of $27. During the three and six-month periods ended June 30, 2011, the Company recorded impairment charges in the amount of $159 and $246, respectively, related to building improvements at Company facilities that were combined with other operating facilities or shut-down. Since these impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Comprehensive Income. See Note 12 – Acquisition Integration and Restructuring.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. During the three and six-month periods ended June 30, 2012, the Company did not receive any insurance settlements. During the three and six-month periods ended June 30, 2011, the Company received insurance settlements of $42 and $204, respectively, related to the recovery of legal fees for employment related issues and a final settlement on a 2010 property loss. The insurance recoveries are reflected in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

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

The purchase price of $23,297 consisted of $27,011 paid in cash at closing, less $3,714 accrued as a receivable for a net working capital adjustment and indemnification of certain pre-acquisition contingencies. The Company funded the purchase price through a draw from its existing credit facility. The Company recorded a preliminary purchase price allocation at June 30, 2012. A fair value appraisal is being performed by an independent consulting company and the Company will finalize the purchase price allocation later in 2012 once the final valuations have been established. During the first six months of 2012, the Company adjusted its preliminary purchase price allocation based on a preliminary fair value appraisal performed by an independent consulting company. The additional purchase accounting adjustments in the first six months of 2012 principally reflect an increase in goodwill and a decrease in customer relationships as a result of the preliminary valuation. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes.

A summary of the estimated preliminary fair values assigned to the acquired assets is as follows:

Accounts receivable	$4,940
Inventory	4,117
Prepaid expenses and other current assets	4,980
Income tax receivable	8
Property and equipment	482
Goodwill	18,416
Customer relationships	5,894
Trade name	741
Other assets	241
Trade accounts payable	(3,247)
Accrued expenses	(7,175)
Notes payable	(23)
Deferred income taxes	(385)
Other long term liabilities	(3,939)

Cash paid at closing, net of $1,961 cash acquired	$25,050

The weighted average amortization periods of the customer relationships intangible asset and the trade name intangibles asset is 8.0 years and 5.0 years, respectively. The intangible asset amortization expense for the customer relationships intangible asset and the trade name intangible asset will be approximately $737 and $148, respectively, on an annual basis. The intangible asset amortization expense related to the customer relationships intangible asset and the trade name intangible asset was $218 and $365 for the three and six-month periods ended June 30, 2012, respectively.

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

The purchase price of $9,590 consisted of $6,000 paid in cash at closing, $182 paid for a net working capital adjustment in the first quarter of 2011, and $3,408 recorded as an estimated liability to the sellers for contingent consideration based on future performance of the business. Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014 and is payable periodically during 2012 through 2015, based on actual future performance. Based on performance projections available at the date of the acquisition, the Company originally recorded estimated contingent consideration of $3,958, less a present value discount of $550. During the fourth quarter of 2011, it became apparent that the original performance projections would not be achieved and the Company reevaluated the estimated contingent consideration payable based on current expectations of the performance of the Real Branding business during 2012 through 2014. As a result of the reevaluation, the Company reduced the estimated contingent consideration payable as of December 31, 2011 to $264, less a present value discount of $25, resulting in a net reduction in the estimated contingent consideration payable of $3,320. At June 30, 2012, the recorded estimated contingent consideration payable remained at $264, less a present value discount of $21.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $420 is included on the Consolidated Balance Sheets as of June 30, 2012 as follows: $205 is included in Accrued expenses and $215 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2011 through June 30, 2012 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$367	$27	$(38)	$356
Second quarter	$356	$71	$(7)	$420

Note 8 – Debt

Debt obligations consist of the following:

	June 30, 2012	December 31, 2011

Revolving credit agreement	$59,656	$68,968
Series A senior note payable - Tranche A	3,687	3,687
Series A senior note payable - Tranche B	2,458	3,687
Series E senior note payable	--	17,206
Series F senior note payable	25,000	--
Other	1,422	1,631
	92,223	95,179
Less amounts due in one year or less	(4,027)	(21,442)

Total	$88,196	$73,737

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at June 30, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $6,145, is included on the June 30, 2012 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $3,073 is included in Long-term debt.

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

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at June 30, 2012.

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

At June 30, 2012, there was $33,500 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.20 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At June 30, 2012, there was $18,545 of prime rate borrowings outstanding at an interest rate of approximately 4.25 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At June 30, 2012, there was $6,635 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.30 percent and $976 outstanding under prime rate borrowings at an interest rate of approximately 4.00 percent.

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

The Company was in compliance with all covenant obligations under the aforementioned credit agreements at June 30, 2012.

Other Debt Arrangements

In March 2012, the Company financed $714 of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in December 2012. The total balance outstanding for insurance premiums at June 30, 2012 is $477 and is included in Current portion of long-term debt on the June 30, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at June 30, 2012 is $503, which is included on the June 30, 2012 Consolidated Balance Sheets as follows: $252 is included in Current portion of long-term debt and $251 is included in Long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at June 30, 2012 is $432, which is included on the June 30, 2012 Consolidated Balance Sheets as follows: $216 is included in Current portion of long-term debt and $216 is included in Long-term debt.

The Company also had $9 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the June 30, 2012 Consolidated Balance Sheets.

Deferred Financing Fees

The Company incurred and capitalized $852 of deferred financing fees during the first six months of 2012. During the three and six-month periods ended June 30, 2012, the Company amortized deferred financing fees totaling $70 and $165, respectively. During the three and six-month periods ended June 30, 2011, the Company amortized deferred financing fees totaling $150 and $304, respectively. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income. At June 30, 2012, the Company had $1,063 of unamortized deferred financing fees.

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

The changes in the carrying amount of goodwill by reportable segment during the three and six-month periods ended June 30, 2012, were as follows:

			Asia
	Americas	Europe	Pacific	Total
Cost:
December 31, 2011	$198,510	$40,364	$10,037	$248,911
Acquisitions	266	--	--	266
Additional purchase accounting adjustments	3,507	992	683	5,183
Foreign currency translation	495	1,050	288	1,832

March 31, 2012	202,778	42,406	11,008	256,192
Additional purchase accounting adjustments	--	(50)	--	(50)
Foreign currency translation	(600)	(1,343)	(365)	(2,308)

June 30, 2012	$202,178	$41,013	$10,643	$253,834

Accumulated impairment:
December 31, 2011	$(14,422)	$(27,878)	$(1,246)	$(43,546)
Foreign currency translation	(116)	(957)	(26)	(1,099)

March 31, 2012	(14,538)	(28,835)	(1,272)	(44,645)
Foreign currency translation	141	716	28	885

June 30, 2012	$(14,397)	$(28,119)	$(1,244)	$(43,760)

Net book value:
December 31, 2011	$184,088	$12,486	$8,791	$205,365

March 31, 2012	$188,240	$13,571	$9,736	$211,547

June 30, 2012	$187,781	$12,894	$9,399	$210,074

The Company’s other intangible assets subject to amortization are as follows:

		June 30, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.3 years	$61,237	$(26,169)	$35,068
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	862	(791)	71
Trade names	3.9 years	1,455	(807)	648
Contract acquisition cost	3.0 years	1,220	(1,187)	33

	12.6 years	$65,936	$(30,116)	$35,820

		December 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	12.9 years	$65,466	$(23,757)	$41,709
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	864	(774)	90
Trade names	2.8 years	738	(707)	31
Contract acquisition cost	3.0 years	1,220	(987)	233

	12.4 years	$69,450	$(27,387)	$42,063

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

Amortization expense related to the other intangible assets totaled $1,421 and $2,776 for the three and six-month periods ended June 30, 2012, respectively. Amortization expense related to the other intangible assets totaled $1,245 and $2,473 for the three and six-month periods ended June 30, 2011, respectively. Amortization expense for each of the next five twelve-month periods beginning July 1, 2012, is expected to be approximately $5,223 for 2013, $5,176 for 2014, $4,790 for 2015, $4,380 for 2016, and $4,272 for 2017.

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

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual income (loss) before income taxes of the corporation in each tax jurisdiction in which it operates, the development of tax planning strategies during the year, and the need for a valuation allowance. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table sets out the tax provision (benefit) and the effective tax rates of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011

Income (loss) before income taxes	$(1,966)	$5,774	$(4,378)	$10,054
Income tax provision (benefit)	$(470)	$1,812	$(1,275)	$3,303
Effective tax rate	23.9%	31.4%	29.1%	32.9%

In the second quarter of 2012, the Company recognized a tax benefit of $470 on a loss before income taxes of $1,966, or an effective tax rate of 23.9 percent, as compared to an effective tax rate of 31.4 percent for the second quarter of 2011. The lower rate on the income tax benefit in the second quarter of 2012, as compared to an income tax provision in the second quarter of 2011, is primarily due to changes in the mix of domestic and foreign earnings offset by rate impacts of discrete expenses applied to the current quarter loss.

For the first six months of 2012, the Company recognized a tax benefit of $1,275 on a loss before income taxes of $4,378, or an effective tax rate of 29.1 percent, as compared to an effective tax rate of 32.9 percent for the first six months of 2011. The lower rate on the income tax benefit for the first six months of 2012, as compared to an income tax provision for the first six months of 2011, is primarily due to changes in the mix of domestic and foreign earnings offset by rate impacts of discrete expenses applied to the period.

The Company had reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,571 and $1,362 at June 30, 2012 and December 31, 2011, respectively. The reserve for uncertain tax positions as of June 30, 2012 increased due to increases for the establishment of additional uncertain tax positions of $270 offset by foreign exchange rate fluctuations of $13, a decrease for a settlement equal to $31 and a statute of limitations closure of $17.

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

Segment information relating to results of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales to external clients:
Americas	$97,707	$96,664	$190,544	$189,049
Europe	21,197	17,743	43,589	35,335
Asia Pacific	10,310	8,748	18,430	15,401
Intercompany sales elimination	(12,952)	(9,826)	(23,551)	(19,222)

Total	$116,262	$113,329	$229,012	$220,563

Operating segment income (loss):
Americas	10,517	13,361	$18,468	$25,447
Europe	484	882	1,907	3,003
Asia Pacific	828	1,378	942	1,408
Corporate	(12,887)	(8,595)	(23,961)	(17,283)
Operating income (loss)	(1,058)	7,026	(2,644)	12,575
Interest expense, net	(908)	(1,252)	(1,734)	(2,521)
Income (loss) before income taxes	$(1,966)	$5,774	$(4,378)	$10,054

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

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three and six-month periods ended June 30, 2012, related to cost reduction and restructuring actions initiated during 2008, 2010, 2011 and 2012. The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $6,241 is included on the Consolidated Balance Sheets at June 30, 2012 as follows: $4,031 in Accrued expenses and $2,210 in Other long-term liabilities.

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2011	$--	$2,789	$2,789
Adjustments	--	420	420
Cash payments	--	(187)	(187)
Liability balance at March 31, 2012	--	3,022	3,022
Adjustments	--	60	60
Cash payments	--	(130)	(130)

Liability balance at June 30, 2012	$--	$2,952	$2,952

Actions Initiated in 2010
Liability balance at December 31, 2011	$408	$--	$408
Adjustments	10	--	10
Cash payments	(15)	--	(15)
Liability balance at March 31, 2012	403	--	403
Adjustments	--	--	--
Cash payments	(9)	--	(9)

Liability balance at June 30, 2012	$394	$--	$394

Actions Initiated in 2011
Liability balance at December 31, 2011	$125	$--	$125
Adjustments	(7)	--	(7)
Cash payments	(103)	--	(103)
Liability balance at March 31, 2012	15	--	15
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at June 30, 2012	$15	$--	$15

Actions Initiated in 2012
Liability balance at December 31, 2011	$--	$--	$--
New accruals	538	35	573
Adjustments	13	--	13
Cash payments	(309)	--	(309)
Liability balance at March 31, 2012	242	35	277
New accruals	1,608	1,374	2,982
Adjustments	(51)	13	(38)
Cash payments	(224)	(117)	(341)

Liability balance at June 30, 2012	$1,575	$1,305	$2,880

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2010, 2011 and 2012 shown above were $3,004 and $4,013 for the three and six-month periods ended June 30, 2012, respectively. In addition, the Company recorded impairment charges of $27 during the six-month period ended June 30, 2012 related to leasehold improvements at facilities being combined or closed. During the three-month period ended June 30, 2012, the Company reduced the impairment charge reported during the first quarter of 2012 by $38 to properly reflect the total impairment of $27 recorded during the six-month period ended June 30, 2012. The Company recorded expenses of $10 for payroll taxes related to employee terminations during the six-month period ended June 30, 2012. During the three and six-month period ended June 30, 2012, in connection with a 2012 office consolidation, the Company reversed reserves totaling $494 related to unfavorable leases and accrued property taxes. The total expenses for the three and six-month periods ended June 30, 2012 were $2,472 and $3,556, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income.

The expenses for the six-month periods ended June 30, 2012 and June 30, 2011 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Six months ended June 30, 2012	$3,272	$261	$22	$1	$3,556
Six months ended June 30, 2011	$655	$392	$--	$75	$1,122
Cumulative since program inception	$14,662	$6,354	$1,192	$1,911	$24,119

Note 13 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2012. The forward contracts were designated as fair value hedges at inception. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Comprehensive Income. The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 14 – Fair Value Measurements. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2012 was a loss of $317 and $438, respectively. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2011 was a loss of $151 and $44, respectively.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at June 30, 2012. The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value as of June 30, 2012 and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability was estimated using a present value analysis as of June 30, 2012. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during the first six months of 2012:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2012	$239
Accretion of present value discount	2

Liability balance at March 31, 2012	241
Accretion of present value discount	2

Liability balance at June 30, 2012	$243

The following table summarizes the fair values as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Contingent consideration	$--	$--	$243	$243

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan.  In accordance with ERISA Section 4203 (a), 29 U.S.C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability of $1,846 as of June 30, 2011 to reflect this obligation and made its first quarterly payment of $43 during the second quarter of 2012. The remaining liability as of June 30, 2012 is $1,803 and is included in Accrued expenses on the Consolidated Balance Sheets. The Company expects to settle the liability in full during 2012.

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

The Company’s strategic services are delivered primarily through its branding and design capabilities, performed under its Anthem Worldwide (“Anthem”) and Brandimage brands. These services include brand analysis and articulation, design strategy and design. These services help clients revitalize existing brands and bring new products to market that respond to changing consumer desires and trends. Anthem’s services also help certain retailers optimize their brand portfolios, helping them create fewer, smarter and potentially more profitable brands. The impact of changes to design and brand strategy can potentially exert a significant impact on a company’s brand, category, market share, equity and sales. Strategic services also represent some of Schawk’s highest value, highest margin services.

The Company’s creative services are delivered through Anthem and Brandimage, and through various sub-specialty capabilities whose services include digital photography, 3D imaging, creative retouching, CGI (computer generated images), packaging mock-ups/sales samples, brand compliance, retail marketing (catalogs, circulars, point-of-sale displays), interactive media, large-format printing, and digital promotion and advertising. These services support the creation, adaptation and maintenance of brand imagery used across brand touchpoints – including packaging, advertising, marketing and sales promotion materials – offline in printed materials and online in visual media such as the internet, mobile/cellular, interactive displays and television. The Company believes that creative services, since they often represent the creation of clients’ original intellectual property, present a high-margin growth opportunity for Schawk.

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

Financial Overview

Net sales increased $2.9 million or 2.6 percent in the second quarter of 2012 to $116.3 million from $113.3 million in the second quarter of 2011. The sales increase in the second quarter of 2012 compared to the prior year’s quarter reflects an increase in consumer products packaging accounts sales, offset by a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts. Sales attributable to acquisitions for the quarter ended June 30, 2012 were $8.1 million, or 7.0 percent of total sales. Excluding the impact of acquisitions, revenue would have decreased by $5.2 million or 4.6 percent. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $1.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in all segments in the second quarter of 2012 compared to the prior year’s quarter. The Americas segment increased by $1.0 million, or 1.1 percent, the Europe segment by $3.5 million, or 19.5 percent and the Asia Pacific segment by $1.6 million, or 17.9 percent. The Company’s inventories, composed principally of the cost of unbilled client services, decreased $3.3 million at June 30, 2012 compared to March 31, 2012.

Gross profit decreased by $1.7 million or 4.2 percent in the second quarter of 2012 to $39.8 million from $41.6 million in the second quarter of 2011. The decline in gross profit in the current quarter compared to the prior year’s quarter is principally due to increases in employee-related costs associated with the expansion of client service offerings. Gross profit in the Americas operating segment decreased by $3.0 million or 9.5 percent. Gross profit in the Europe operating segment increased by $1.4 million or 25.2 percent and decreased in the Asia Pacific operating segment by $0.2 million or 4.3 percent.

The Company recorded an operating loss of $1.1 million in the second quarter of 2012 compared to an operating profit of $7.0 million in the second quarter of 2011, a decrease of $8.1 million. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the lower gross profit in the second quarter of 2012 compared to the second quarter of 2011 as well as the following items: Selling, general and administrative expenses increased $4.4 million, or 14.7 percent, in the second quarter of 2012 to $34.0 million from $29.7 million in the second quarter of 2011. Excluding an $0.8 million credit to income in the prior year, the increase in selling, general and administrative expenses in the second quarter of 2012, compared to the second quarter of 2011, is principally due to increases in employee-related costs associated with the expansion of client service offerings. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $2.1 million to $4.3 million in the second quarter of 2012 from $2.1 million in the second quarter of 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $2.5 million in the second quarter of 2012 compared to $0.7 million in the second quarter of 2011. The Company recorded a net loss of $0.1 million on foreign exchange exposures in the second quarter of 2012 as compared to $0.2 million in the second quarter of 2011.

The Company recorded an income tax benefit of $0.5 million in the second quarter of 2012 compared to an income tax expense of $1.8 million in the second quarter of 2011. The effective tax rate was 23.9 percent for the second quarter of 2012 compared to an effective tax rate of 31.4 percent in the second quarter of 2011.

In the second quarter of 2012, the Company recorded a net loss of $1.5 million, or $0.06 per diluted share, as compared to net income of $4.0 million, or $0.15 per diluted share, in the second quarter of 2011. The decrease in profitability, period-over-period, is principally due to the previously indicated increases in employee related costs associated with the expansion of client service offerings, expenses related to the Company’s information technology and business process improvement initiative and the ongoing acquisition integration and restructuring efforts.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the six-month periods ended June 30, 2012 and June 30, 2011 was $3.6 million and $1.1 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income. See Note 12 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2011 and for the first six months of 2012, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Six months ended June 30, 2012	$3.3	$0.3	$--	$--	$3.6
Year ended December 31, 2011	0.8	0.6	--	0.1	1.5
Year ended December 31, 2010	1.3	0.5	--	0.5	2.3
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$14.7	$6.4	$1.2	$1.9	$24.2

The Company is exploring various additional cost reduction actions that could be taken, particularly in the Americas segment, if revenue does not improve.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income for the three-month periods ended:

	Three Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
			$	%
	2012	2011	Change	Change

Net Sales	$116,262	$113,329	$2,933	2.6%
Cost of sales	76,433	71,751	4,682	6.5%
Gross profit	39,829	41,578	(1,749)	(4.2)%
Gross profit percentage	34.3%	36.7%

Selling, general and administrative expenses	34,033	29,659	4,374	14.7%
Business and systems integration expenses	4,292	2,149	2,143	99.7%
Multiemployer pension withdrawal expense	--	1,846	(1,846)	nm
Acquisition integration and restructuring expenses	2,472	691	1,781	nm
Foreign exchange loss	90	207	(117)	(56.5)%
Operating income (loss)	(1,058)	7,026	(8,084)	nm
Operating margin percentage	(0.9)%	6.2%

Other income (expense):
Interest income	9	21	(12)	(57.1)%
Interest expense	(917)	(1,273)	356	(28.0)%

Income (loss) before income taxes	(1,966)	5,774	(7,740)	nm
Income tax provision (benefit)	(470)	1,812	(2,282)	nm

Net income (loss)	$(1,496)	$3,962	$(5,458)	nm

Effective income tax rate	23.9%	31.4%

Expressed as a percentage of Net Sales:

Gross margin	34.3%	36.7%	(240)	bp
Selling, general and administrative expenses	29.3%	26.2%	310	bp
Business and systems integration expenses	3.7%	1.9%	180	bp
Multiemployer pension withdrawal expense	--%	1.6%	(160)	bp
Acquisition integration and restructuring expenses	2.1%	0.6%	150	bp
Foreign exchange loss	0.1%	0.2%	(10)	bp
Operating margin	(0.9)%	6.2%	(710)	bp

bp = basis points
nm = not meaningful

Net sales in the second quarter of 2012 were $116.3 million compared to $113.3 million in the second quarter of 2011, an increase of $2.9 million, or 2.6 percent. The sales increase in the second quarter of 2012 compared to the prior year’s quarter reflects an increase in consumer products packaging accounts sales, offset by a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts. Sales attributable to acquisitions for the quarter ended June 30, 2012 were $8.1 million, or 7.0 percent of total sales. Excluding acquisitions, revenue would have decreased by $5.2 million or 4.6 percent. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $1.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in all segments in the second quarter of 2012 compared to the prior year’s quarter. The Americas segment increased by $1.0 million, or 1.1 percent, the Europe segment by $3.5 million, or 19.5 percent and the Asia Pacific segment by $1.6 million, or 17.9 percent.

Consumer products packaging accounts sales in the second quarter of 2012 were $92.4 million, or 79.5 percent of total sales, as compared to $86.8 million, or 76.6 percent of total sales, in the same period of the prior year, representing an increase of 6.5 percent. Advertising and retail accounts sales of $18.2 million in the second quarter of 2012, or 15.6 percent of total sales, decreased 6.0 percent from $19.3 million in the second quarter of 2011. Entertainment account sales of $5.7 million in the second quarter of 2012, or 4.9 percent of total sales, decreased 21.7 percent from $7.2 million in the second quarter of 2011. During the second quarter of 2012, the Company continued to see measured progress with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $39.8 million, or 34.3 percent, of sales in the second quarter of 2012, a decrease of $1.7 million, or 4.2 percent, from $41.6 million, or 36.7 percent of sales, in the second quarter of 2011. The decline in gross profit in the current quarter compared to the prior year’s quarter is principally due to increases in employee-related costs associated with the expansion of client service offerings.

The Company recorded an operating loss of $1.1 million in the second quarter of 2012 compared to an operating profit of $7.0 million in the second quarter of 2011, a decrease of $8.1 million. The operating loss percentage was 0.9 percent for the second quarter of 2012, compared to a 6.2 percent operating income percentage in the second quarter of 2011. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the decrease in gross profit in the second quarter of 2012 compared to the second quarter of 2011 as well as to the items discussed below.

Selling, general and administrative expenses increased $4.4 million, or 14.7 percent, in the second quarter of 2012 to $34.0 million from $29.7 million in the second quarter of 2011. Included in selling, general and administrative expenses for the second quarter of 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit to enforce a non-compete agreement with the former owner of a business acquired by the Company.  Excluding this credit to income in the prior year, the increase in selling, general and administrative expenses in the second quarter of 2012, compared to the second quarter of 2011, is principally due to increases in employee-related costs associated with the expansion of client service offerings.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $2.1 million to $4.3 million in the second quarter of 2012 from $2.1 million in the second quarter of 2011. During the second quarter of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $2.5 million in the second quarter of 2012 compared to $0.7 million in the second quarter of 2011. The Company recorded a net loss of $0.1 million on foreign exchange exposures in the second quarter of 2012 compared to a net loss of $0.2 million in the second quarter of 2011. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in expense for the second quarter of 2012 of $0.3 million, compared to expense of $0.2 million from hedging activities for the second quarter of 2011. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts.

Interest expense in the second quarter of 2012 was $0.9 million compared to $1.3 million in the second quarter of 2011, a decrease of $0.4 million, or 28.0 percent. The decrease in interest expense is principally due to lower interest rates resulting from the Company’s 2012 credit facility refinancing.

The Company recorded an income tax benefit of $0.5 million in the second quarter of 2012 compared to an income tax expense of $1.8 million in the second quarter of 2011. The effective tax rate was 23.9 percent for the second quarter of 2012 compared to an effective tax rate of 31.4 percent in the second quarter of 2011. The lower rate on the income tax benefit in the second quarter of 2012, as compared to the income tax provision in the second quarter of 2011, is primarily due to changes in the mix of domestic and foreign earnings offset by rate impacts of discrete expenses applied to the current quarter loss.

In the second quarter of 2012, the Company recorded a net loss of $1.5 million, as compared to net income of $4.0 million for the second quarter of 2011. The decrease in profitability, period-over-period, is principally due to the previously indicated increases in employee related costs associated with the expansion of client service offerings, expenses related to the Company’s information technology and business process improvement initiative and the ongoing acquisition integration and restructuring efforts.

Other Information

Depreciation and amortization expense was $4.8 million for the second quarter of 2012 as compared to $4.5 million for the same period of 2011.

Capital expenditures in the second quarter of 2012 were $5.3 million compared to $6.1 million in the same period of 2011. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income for the six-month periods ended:

	Six Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
			$	%
	2012	2011	Change	Change

Net Sales	$229,012	$220,563	$8,449	3.8%
Cost of sales	152,117	140,233	11,884	8.5%
Gross profit	76,895	80,330	(3,435)	(4.3)%
Gross profit percentage	33.6%	36.4%

Selling, general and administrative expenses	67,961	60,691	7,270	12.0%
Business and systems integration expenses	7,462	3,388	4,074	nm
Multiemployer pension withdrawal expense	--	1,846	(1,846)	nm
Acquisition integration and restructuring expenses	3,556	1,122	2,434	nm
Foreign exchange loss	560	708	(148)	(20.9)%
Operating income (loss)	(2,644)	12,575	(15,219)	nm
Operating margin percentage	(1.2)%	5.7%

Other income (expense):
Interest income	25	39	(14)	(35.9)%
Interest expense	(1,759)	(2,560)	801	(31.3)%

Income (loss) before income taxes	(4,378)	10,054	(14,432)	nm
Income tax provision (benefit)	(1,275)	3,303	(4,578)	nm

Net income (loss)	$(3,103)	$6,751	$(9,854)	nm

Effective income tax rate	29.1%	32.9%

Expressed as a percentage of Net Sales:

Gross margin	33.6%	36.4%	(280)	bp
Selling, general and administrative expenses	29.7%	27.5%	220	bp
Business and systems integration expenses	3.3%	1.5%	180	bp
Multiemployer pension withdrawal expense	--%	0.8%	(80)	bp
Acquisition integration and restructuring expenses	1.6%	0.5%	110	bp
Foreign exchange loss	0.2%	0.3%	(10)	bp
Operating margin	(1.2)%	5.7%	(690)	bp

bp = basis points
nm = not meaningful

Net sales in the first six months of 2012 were $229.0 million compared to $220.6 million in the first six months of 2011, an increase of $8.4 million, or 3.8 percent. The sales increase in the first six months of 2012 compared to the prior year’s period reflects an increase in consumer products packaging accounts sales, offset by a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts. Sales attributable to acquisitions for the first six months ended June 30, 2012 were $15.1 million, or 6.6 percent of total sales. Excluding acquisitions, revenue would have decreased by $6.7 million or 3.0 percent. Sales in the first six months compared to the prior year’s period were negatively impacted by changes in foreign currency translation rates of approximately $2.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in all segments in the first six months of 2012 compared to the prior year’s period. The Americas segment increased by $1.5 million, or 0.8 percent, the Europe segment by $8.3 million, or 23.4 percent and the Asia Pacific segment by $3.0 million, or 19.7 percent.

Consumer products packaging accounts sales in the first six months of 2012 were $182.0 million, or 79.5 percent of total sales, as compared to $168.4 million, or 76.3 percent of total sales, in the same period of the prior year, representing an increase of 8.1 percent. Advertising and retail accounts sales of $35.5 million in the first six months of 2012, or 15.5 percent of total sales, decreased 7.9 percent from $38.5 million in the first six months of 2011. Entertainment account sales of $11.5 million in the first six months of 2012, or 5.0 percent of total sales, decreased 15.9 percent from $13.7 million in the first six months of 2011. During the first six months of 2012, the Company continued to see measured progress with its largest client segment, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Gross profit was $76.9 million, or 33.6 percent, of sales in the first six months of 2012, a decrease of $3.4 million, or 4.3 percent, from $80.3 million, or 36.4 percent of sales, in the first six months of 2011. The decline in gross profit in the first six months of 2012 compared to the prior year’s period is principally due to increases in employee-related costs associated with the expansion of client service offerings.

The Company recorded an operating loss of $2.6 million in the first six months of 2012 compared to an operating profit of $12.6 million in the first six months of 2011, a decrease of $15.2 million. The operating loss percentage was 1.2 percent for the first six months of 2012, compared to a 5.7 percent operating income percentage in the first six months of 2011. The decline in operating income in the first six months of 2012 compared to the prior year’s period is due in part to the decrease in gross profit in the first six months of 2012 compared to the first six months of 2011 as well as to the items discussed below.

Selling, general and administrative expenses increased $7.3 million, or 12.0 percent, in the first six months of 2012 to $68.0 million from $60.7 million in the first six months of 2011. Included in selling, general and administrative expenses for the first six months of 2011 is a credit to income of approximately $1.3 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases and a credit to income of approximately $0.8 million for the settlement of a lawsuit to enforce a non-compete agreement with the former owner of a business acquired by the Company. Excluding these credits to income in the prior year, the increase in selling, general and administrative expenses in the first six months of 2012, compared to the first six months of 2011, is principally due to increases in equity compensation costs, as well as increases in other employee-related costs associated with the expansion of client service offerings.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $4.1 million to $7.5 million in the first six months of 2012 from $3.4 million in the first six months of 2011. During the first six months of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $3.6 million in the first six months of 2012 compared to $1.1 million in the first six months of 2011. The Company recorded a net loss of $0.6 million on foreign exchange exposures in the first six months of 2012 compared to a loss of $0.7 million in the first six months of 2011. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in expense for the first six months of 2012 of $0.4 million, compared to a charge of less than $0.1 million from hedging activities for the first six months of 2011. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts.

Interest expense in the first six months of 2012 was $1.8 million compared to $2.6 million in the first six months of 2011, a decrease of $0.8 million, or 31.3 percent. The decrease in interest expense is principally due to lower interest rates resulting from the Company’s 2012 credit facility refinancing.

The Company recorded an income tax benefit of $1.3 million in the first six months of 2012 compared to an income tax expense of $3.3 million in the first six months of 2011. The effective tax rate was 29.1 percent for the first six months of 2012 compared to an effective tax rate of 32.9 percent in the first six months of 2011. The lower rate on the income tax benefit for the first six months of 2012, as compared to the income tax provision for the first six months of 2011, is primarily due to changes in the mix of domestic and foreign earnings offset by rate impacts of discrete expenses applied to the period.

In the first six months of 2012, the Company recorded a net loss of $3.1 million, as compared to net income of $6.8 million for the first six months of 2011. The decrease in profitability, period-over-period, is principally due to the previously indicated increases in employee related costs associated with the expansion of client service offerings, expenses related to the Company’s information technology and business process improvement initiative and the ongoing acquisition integration and restructuring efforts.

Other Information

Depreciation and amortization expense was $9.4 million for the first six months of 2012 as compared to $8.8 million for the same period of 2011.

Capital expenditures in the first six months of 2012 were $10.8 million compared to $9.1 million in the same period of 2011. The increase in capital expenditures in the current period compared to the prior year’s period is primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

 Americas

The following table sets forth Americas segment results for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$97,707	$96,664	$1,043	1.1%
Acquisition integration and restructuring expenses	$2,555	$491	$2,064	nm
Foreign exchange loss	$35	$19	$16	84.2%
Depreciation and amortization	$2,800	$2,702	$98	3.6%
Operating income	$10,517	$13,361	$(2,844)	(21.3	) %
Operating margin	10.8%	13.8%		(300	) bp
Capital expenditures	$1,045	$2,717	$(1,672)	(61.5	) %
Total assets	$367,379	$341,000	$26,379	7.7%

nm = not meaningful
bp = basis points

Net sales in the second quarter of 2012 for the Americas segment were $97.7 million compared to $96.7 million in the same period of the prior year, an increase of $1.0 million or 1.1 percent. Sales contributed by acquisitions for the second quarter of 2012 totaled $4.5 million. Excluding the impact of sales contributed by acquisitions, sales in the second quarter of 2012 decreased by $3.5 million compared to the second quarter of 2011. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.6 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $10.5 million or 10.8 percent of sales, in the second quarter of 2012 compared to $13.4 million, or 13.8 percent of sales, in the second quarter of 2011, a decrease of $2.8 million. The decrease in operating income is principally due to lower margins from the Company’s recent acquisitions as well as increases in employee-related costs.

The following table sets forth Americas segment results for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$190,544	$189,049	$1,495	0.8%
Acquisition integration and restructuring expenses	$3,273	$655	$2,618	nm
Foreign exchange (gain) loss	$50	$(104)	$154	nm
Depreciation and amortization	$5,458	$5,333	$125	2.3%
Operating income	$18,468	$25,447	$(6,979)	(27.4	) %
Operating margin	9.7%	13.5%		(380	) bp
Capital expenditures	$3,825	$4,413	$(588)	(13.3	) %
Total assets	$367,379	$341,000	$26,379	7.7%

nm = not meaningful
bp = basis points

Net sales in the first six months of 2012 for the Americas segment were $190.5 million compared to $189.0 million in the same period of the prior year, an increase of $1.5 million or 0.8 percent. Sales contributed by acquisitions for the first six months of 2012 totaled $8.3 million. Excluding the impact of sales contributed by acquisitions, sales in the first six months of 2012 decreased by $6.8 million compared to the first six months of 2011. Sales in the first six  months of 2012 compared to the prior year’s period were negatively impacted by changes in foreign currency translation rates of approximately $0.8 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $18.5 million or 9.7 percent of sales, in the first six months of 2012 compared to $25.4 million, or 13.5 percent of sales, in the first six months of 2011, a decrease of $7.0 million. The decrease in operating income is principally due to lower margins from the Company’s recent acquisitions as well as increases in employee-related costs.

Europe

The following table sets forth Europe segment results for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$21,197	$17,743	$3,454	19.5%
Acquisition integration and restructuring expenses	$(71)	$128	$(199)	nm
Foreign exchange (gain) loss	$251	$(99)	$350	nm
Depreciation and amortization	$825	$711	$114	16.0%
Operating income	$484	$882	$(398)	(45.1	) %
Operating margin	2.3%	5.0%		(270	) bp
Capital expenditures	$348	$77	$271	nm
Total assets	$57,083	$48,763	$8,320	17.1%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the second quarter of 2012 were $21.2 million compared to $17.7 million in the same period of the prior year, an increase of $3.5 million or 19.5 percent. Sales contributed by acquisitions for the second quarter of 2012 totaled $2.7 million. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.9 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $0.5 million, or 2.3 percent of sales, in the second quarter of 2012 compared to $0.9 million or 5.0 percent of sales in the second quarter of 2011, a decrease of $0.4 million. The decrease in operating income in the current period compared to the prior year’s period is due in part to an increase in operating expenses from a recent acquisition as well as foreign exchange losses in the current period compared to foreign exchange gains in the prior period.

The following table sets forth Europe segment results for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$43,589	$35,335	$8,254	23.4%
Acquisition integration and restructuring expenses	$260	$392	$(132)	(33.7	) %
Foreign exchange (gain) loss	$207	$(26)	$233	nm
Depreciation and amortization	$1,665	$1,415	$250	17.7%
Operating income	$1,907	$3,003	$(1,096)	(36.5	) %
Operating margin	4.4%	8.5%		(410	) bp
Capital expenditures	$553	$369	$184	49.9%
Total assets	$57,083	$48,763	$8,320	17.1%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the first six months of 2012 were $43.6 million compared to $35.3 million in the same period of the prior year, an increase of $8.3 million or 23.4 percent. Sales contributed by acquisitions for the first six months of 2012 totaled $5.5 million. Sales in the first six months of 2012 compared to the prior year were negatively impacted by changes in foreign currency translation rates of approximately $1.4 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $1.9 million, or 4.4 percent of sales, in the first six months of 2012 compared to $3.0 million or 8.5 percent of sales in the first six months of 2011, a decrease of $1.1 million. The decrease in operating income in the current period compared to the prior year’s period is due in part to increase in operating expenses from a recent acquisition as well as foreign exchange losses in the current period compared to foreign exchange gains in the prior period.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$10,310	$8,748	$1,562	17.9%
Acquisition integration and restructuring expenses	$(13)	$--	$(13)	nm
Foreign exchange gain	$(36)	$(30)	$(6)	20.0%
Depreciation and amortization	$381	$319	$62	19.4%
Operating income	$828	$1,378	$(550)	(39.9	) %
Operating margin	8.0%	15.8%		(780	) bp
Capital expenditures	$596	$386	$210	54.4%
Total assets	$28,387	$24,986	$3,401	13.6%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the second quarter of 2012 were $10.3 million compared to $8.7 million in the same period of the prior year, an increase of $1.6 million or 17.9 percent. Sales contributed by acquisitions for the second quarter of 2012 totaled $0.9 million. Sales for the second quarter of 2012, as compared to the second quarter of 2011, were negatively impacted by changes in foreign currency translation rates of approximately $0.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $0.8 million in the second quarter of 2012, or 8.0 percent of sales, as compared to $1.4 million, or 15.8 percent of sales, in the second quarter of 2011.

The following table sets forth Asia Pacific segment results for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$18,430	$15,401	$3,029	19.7%
Acquisition integration and restructuring expenses	$22	$--	$22	nm
Foreign exchange loss	$132	$87	$45	51.7%
Depreciation and amortization	$774	$644	$130	20.2%
Operating income	$942	$1,408	$(466)	(33.1	) %
Operating margin	5.1%	9.1%		(400	) bp
Capital expenditures	$793	$605	$188	31.1%
Total assets	$28,387	$24,986	$3,401	13.6%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the first six months of 2012 were $18.4 million compared to $15.4 million in the same period of the prior year, an increase of $3.0 million or 19.7 percent. Sales contributed by acquisitions for the first six months of 2012 totaled $1.3 million. Sales for the first six months of 2012, as compared to the first six months of 2011, were negatively impacted by changes in foreign currency translation rates of approximately $0.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Operating income was $0.9 million in the first six months of 2012, or 5.1 percent of sales, as compared to $1.4 million, or 9.1 percent of sales, in the first six months of 2011.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at June 30, 2012 was $92.2 million compared to $95.2 million at December 31, 2011.

As of June 30, 2012, the Company had $6.5 million in consolidated cash and cash equivalents, compared to $13.7 million at December 31, 2011. The decrease in cash and cash equivalents at June 30, 2012 compared to December 31, 2011 reflects the Company’s efforts to minimize cash on hand in order to pay down its revolving credit facility.

Cash provided by operating activities. Cash provided by operating activities was $11.0 million in the first six months of 2012 compared to cash provided by operating activities of $4.4 million in the first six months of 2011. The increase in cash provided from operations reflects favorable changes in the non-cash current assets and current liabilities in the first six months of 2012 compared to the first six months of 2011, partially offset by the decrease in net income, from net income of $6.8 million for the first six months of 2011 to a net loss of $3.1 million for the first six months of 2012. The Company’s inventories, composed principally of the cost of unbilled client services, did not significantly change at June 30, 2012 compared to December 31, 2011.

Depreciation and intangible asset amortization expense in the first six months of 2012 was $6.6 million and $2.8 million, respectively, as compared to $6.3 million and $2.5 million, respectively, in the first six months of the prior year.

Cash used in investing activities. Cash used in investing activities was $10.8 million in the first six months of 2012 compared to $9.0 million used in investing activities during the comparable 2011 period. Capital expenditures were $10.8 million in the first six months of 2012 compared to $9.1 million in the first six months of 2011, reflecting an increase in capital expenditures related to the Company’s information technology and business process improvement initiative. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $11.0 to $13.0 million annually. In addition, during the current fiscal year, the Company expects to incur capital investment and related business and system integration expenses in the range of $10.0 million to $15.0 million for the Company’s information technology and business process improvement initiative to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

Cash used in financing activities. Cash used in financing activities in the first six months of 2012 was $7.1 million compared to cash used in financing activities of $22.5 million during the first six months of 2011. The cash used in financing activities in the first six months of 2012 reflects $2.9 million of net payments of debt compared to $18.2 million of net payments of debt during the first six months of 2011. The Company received proceeds of $0.8 million from the issuance of common stock during both the first six months of 2012 and the first six months of 2011. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. During the first six months of 2012, the Company paid $0.9 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $4.1 million for both the first six months of 2012 and the first six months of 2011. Subject to declarations at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue for the remainder of 2012.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at June 30, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $6.1 million, is included on the June 30, 2012 Consolidated Balance Sheets as follows: $3.1 million is included in Current portion of long-term debt and $3.0 million is included in Long-term debt.

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

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at June 30, 2012.

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

At June 30, 2012, there was $33.5 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.20 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At June 30, 2012, there was $18.5 million of prime rate borrowings outstanding at an interest rate of approximately 4.25 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At June 30, 2012, there was $6.6 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.30 percent and $1.0 million outstanding under prime rate borrowings at an interest rate of approximately 4.00 percent.

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

The Company was in compliance with all covenant obligations under the aforementioned credit agreements at June 30, 2012. The Company currently is in discussions with the lenders under its 2012 Credit Agreement and existing senior notes regarding amendments to those facilities that would provide covenant flexibility with respect to costs associated with its ongoing information technology and business process improvement initiative. There can be no assurances, however, that the Company will not be required to seek additional amendments or waivers to its debt facilities in the future if revenues and expenses were to vary significantly beyond the Company’s current forecasts.

Other Debt Arrangements. In March 2012, the Company financed $0.7 million of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in December 2012. The total balance outstanding for insurance premiums at June 30, 2012 is $0.5 million and is included in Current portion of long-term debt on the June 30, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at June 30, 2012 is $0.5 million, which is included on the June 30, 2012 Consolidated Balance Sheets as follows: $0.3 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at June 30, 2012 is $0.4 million, which is included on the June 30, 2012 Consolidated Balance Sheets as follows: $0.2 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of June 30, 2012 from those reported in the Company’s Form 10-K for the year ended December 31, 2011.

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

Based on their evaluation as of June 30, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during the first six months of 2012. During the remainder of 2012 and into 2013, additional phases of the ERP system will be implemented, including the job production and invoicing modules.  As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during the six-month period ended June 30, 2012. During the six-month period ended June 30, 2011, the Company repurchased 54,026 shares of its common stock at an average price per share of $16.44. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the six-month periods ended June 30, 2012 and June 30, 2011, 4,391 and 2,770 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

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

10.1
Amendment to the Schawk, Inc. 2006 Long-Term Incentive Plan as approved by stockholders of Schawk, Inc. on May 16, 2012. Incorporated by reference to Appendix A to the proxy statement filed with the SEC on April 17, 2012.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed or furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2012.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller