Form 10-Q
period 2012-09-30
SCHAWK INC
filed 2012-10-31
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of October 24, 2012 was 26,063,335.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,226	$13,732
Trade accounts receivable, less allowance for doubtful accounts of $2,699 at September 30,2012 and $1,926 at December 31, 2011	94,546	99,967
Inventories	25,940	24,672
Prepaid expenses and other current assets	12,524	14,894
Income tax receivable	7,185	5,620
Deferred income taxes	945	682
Total current assets	151,366	159,567

Property and equipment, less accumulated depreciation of $120,231 at September 30, 2012 and $109,925 at December 31, 2011	66,524	60,064
Goodwill, net	211,616	205,365
Other intangible assets, net:
Customer relationships	30,502	41,709
Other	679	354
Deferred income taxes	5,970	5,933
Other assets	6,922	6,521

Total assets	$473,579	$479,513

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$20,416	$18,366
Accrued expenses	57,822	60,636
Deferred income taxes	3,209	3,209
Income taxes payable	1,207	511
Current portion of long-term debt	4,865	21,442
Total current liabilities	87,519	104,164

Long-term liabilities:
Long-term debt	89,833	73,737
Deferred income taxes	14,478	13,476
Other long-term liabilities	12,820	14,211
Total long-term liabilities	117,131	101,424

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 31,097,862 and 30,766,517shares issued at September 30, 2012 and December 31, 2011, respectively; 26,037,648 and 25,703,125 shares outstanding at September 30, 2012 and December 31, 2011, respectively	227	225
Additional paid-in capital	208,461	203,811
Retained earnings	114,081	125,619
Accumulated other comprehensive income, net	10,930	9,080
Treasury stock, at cost, 5,060,214 and 5,063,392 shares of common stock at September 30, 2012 and December 31, 2011, respectively	(64,770)	(64,810)
Total stockholders’ equity	268,929	273,925

Total liabilities and stockholders’ equity	$473,579	$479,513

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$110,838	$112,298	$339,850	$332,861
Cost of sales	71,599	70,344	223,716	210,577
Gross profit	39,239	41,954	116,134	122,284

Selling, general and administrative expenses	32,454	31,131	100,415	91,822
Business and systems integration expenses	2,997	1,997	10,459	5,385
Acquisition integration and restructuring expenses	1,218	468	4,774	1,590
Impairment of long-lived assets	4,281	--	4,281	--
Foreign exchange loss (gain)	(12)	121	548	829
Multiemployer pension withdrawal expense (income)	(203)	--	(203)	1,846
Operating income (loss)	(1,496)	8,237	(4,140)	20,812

Other income (expense):
Interest income	57	4	82	43
Interest expense	(917)	(1,212)	(2,676)	(3,772)

Income (loss) before income taxes	(2,356)	7,029	(6,734)	17,083
Income tax provision (benefit)	(143)	(1,057)	(1,418)	2,246

Net income (loss)	$(2,213)	$8,086	$(5,316)	$14,837

Earnings (loss) per share:
Basic	$(0.09)	$0.31	$(0.21)	$0.57
Diluted	$(0.09)	$0.31	$(0.21)	$0.57

Weighted average number of common and common equivalent shares outstanding:
Basic	25,980	25,771	25,876	25,830
Diluted	25,980	25,976	25,876	26,171

Dividends per Class A common share	$0.08	$0.08	$0.24	$0.24

Comprehensive income (loss)	$577	$4,292	$(3,466)	$14,276

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited)
(In thousands)

	2012	2011

Cash flows from operating activities
Net income (loss)	$(5,316)	$14,837
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	9,991	9,436
Amortization	4,125	3,704
Impairment of long-lived assets	4,281	--
Non-cash restructuring charge	246	246
Amortization of deferred financing fees	231	455
Loss realized on sale of property and equipment	21	139
Stock based compensation expense	2,665	1,578
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	6,639	8,962
Inventories	(1,037)	(6,214)
Prepaid expenses and other current assets	1,390	(1,692)
Trade accounts payable, accrued expenses and other liabilities	(3,170)	(16,093)
Income taxes payable	(381)	(3,079)
Net cash provided by operating activities	19,685	12,279

Cash flows from investing activities
Proceeds from sales of property and equipment	66	183
Purchases of property and equipment	(17,048)	(18,341)
Net cash used in investing activities	(16,982)	(18,158)

Cash flows from financing activities
Issuance of common stock	1,711	802
Purchase of common stock	--	(3,962)
Proceeds from issuance of long-term debt	174,440	126,835
Payments of long-term debt including current portion	(175,219)	(138,198)
Payment of deferred financing fees	(853)	(7)
Cash dividends	(6,182)	(6,157)
Net cash used in financing activities	(6,103)	(20,687)
Effect of foreign currency rate changes	(106)	297
Net decrease in cash and cash equivalents	(3,506)	(26,269)
Cash and cash equivalents at beginning of period	13,732	36,889

Cash and cash equivalents at end of period	$10,226	$10,620

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

The significant accounting policies of Schawk, Inc. (“Schawk” or the “Company”) are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2011, other than the adoption of an Accounting Standards Update (“ASU”) related to other comprehensive income as discussed further below.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2011, as filed with its 2011 Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, Fair Value Measurements (Topic 820). The amendments in ASU 2011-04 result in common definitions of fair value and common requirements for measurement of and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The amendments in ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Inventories consist of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$2,054	$2,014
Work-in-process	24,297	22,544
Finished goods	299	824
	26,650	25,382
Less: LIFO reserve	(710)	(710)

Total	$25,940	$24,672

Note 3 – Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares, including common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income to arrive at income (loss) available to common stockholders.

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(2,213)	$8,086	$(5,316)	$14,837

Weighted average shares – Basic	25,980	25,771	25,876	25,830
Effect of dilutive stock options	--	205	--	341
Adjusted weighted average shares and assumed conversions - Diluted	25,980	25,976	25,876	26,171

Basic earnings (loss) per common share	$(0.09)	$0.31	$(0.21)	$0.57
Diluted earnings (loss) per common share	$(0.09)	$0.31	$(0.21)	$0.57

Since the Company was in a net loss position for the three and nine-month periods ended September 30, 2012, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. There were 122 and 131 potentially dilutive stock options not included in the diluted per share calculation for the three and nine-month periods ended September 30, 2012, respectively, because they would be anti-dilutive. In addition, the following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Anti-dilutive options	1,531	1,046	1,516	435
Exercise price range	$11.71 - 21.08	$12.02 - 21.08	$11.71 - 21.08	$12.02 - 21.08

Note 4 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with the Comprehensive Income Topic of the Codification, ASC 220. Accumulated comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(2,213)	$8,086	$(5,316)	$14,837
Foreign currency translation adjustments	2,790	(3,794)	1,850	(561)
Comprehensive income (loss)	$577	$4,292	$(3,466)	$14,276

Note 5 – Stock Based Compensation

The Company accounts for stock based payments in accordance with the provisions of the Stock Compensation Topic of the Codification, ASC 718, based on the grant date fair value and using the straight-line expense attribution method.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the nine-month periods ended September 30, 2012 and September 30, 2011, using the Black-Scholes option-pricing model.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011

Expected dividend yield	2.73%		1.57 - 2.66%
Expected stock price volatility	53.52 - 57.19%		48.80 - 53.21%
Risk-free interest rate	1.24 - 1.33%		1.33 - 2.84%
Weighted-average expected life of options	6.21 - 7.70	years	6.28 - 7.63	years
Forfeiture rate	1.00 - 3.00%		1.00 - 3.00%

The number of options and shares of restricted stock granted during the three and nine-month periods ended September 30, 2012, was 28 and 276, respectively. The number of options and shares of restricted stock granted during the three and nine-month periods ended September 30, 2011 was 9 and 204, respectively. The total fair value of options and restricted stock granted during the three and nine-month periods ended September 30, 2012, was $197 and $2,349, respectively. The total fair value of options and restricted stock granted during the three and nine-month periods ended September 30, 2011, was $84 and $2,505, respectively. As of September 30, 2012 and September 30, 2011, respectively, there was $2,631 and $2,981 of total unrecognized compensation cost related to nonvested options and restricted shares outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three and nine-month periods ended September 30, 2012 was $424 and $2,665, respectively, reflecting an increase in the level of grants and the related plan provisions for rights upon retirement. Expense recognized for the three and nine-month periods ended September 30, 2011 was $508 and $1,578, respectively.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

During the three and nine-month periods ended September 30, 2012, the Company recorded total impairment charges in the amount of $4,500 and $4,527, respectively.

For the three and nine-month periods ended September 30, 2012, impairment charges of $4,281 are included in Impairment of long-lived assets on the Consolidated Statements of Comprehensive Income. The impairment of long-lived assets includes $3,763 related to impairments of intangible assets and $518 related to an impairment of fixed assets. The intangible asset impairment charges are for customer relationship intangible assets at Company locations currently being restructured for which projected cash flows do not support the carrying values. The Company recorded the customer relationship impairment charges in the Americas and Europe operating segments in the amounts of $2,350 and $1,413, respectively. The fixed asset impairment charge of $518 relates to Company-owned real estate in the Corporate segment that is “held for sale” under ASC 360 and which was written down to its estimated market value during the third quarter of 2012.

For the three and nine-month periods ended September 30, 2012, impairment charges of $219 and $246, respectively, are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Comprehensive Income. These impairment charges relate to building improvements at Company facilities that are being combined with other operating facilities or shut-down and relate to the Company’s ongoing restructuring and cost reduction initiatives. No restructuring related impairment charges were recorded during the three-month period ended September 30, 2011, however, $246 was recorded during the nine-month period ended September 30, 2011 related to building improvements at Company facilities that were combined with other operating facilities. See Note 12 – Acquisition Integration and Restructuring.

The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. The Company did not receive any insurance settlements during the three or nine-month periods ended September 30, 2012. During the three-month period ended September 30, 2011, the Company did not receive any insurance settlements. However, in the nine-month period ended September 30, 2011, the Company received insurance settlements of $204, related to the recovery of legal fees for employment related issues and a final settlement on a 2010 property loss. The insurance recoveries are reflected in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

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

The purchase price of $24,427 consisted of $27,011 paid in cash at closing, less $2,584 accrued as a receivable for a net working capital adjustment. The Company funded the purchase price through a draw from its existing credit facility. The Company recorded a preliminary purchase price allocation at September 30, 2012. A fair value appraisal is being performed by an independent consulting company and the Company expects to finalize the purchase price allocation in the fourth quarter of 2012 once the final valuations have been established. During the first nine months of 2012, the Company adjusted its preliminary purchase price allocation based on a preliminary fair value appraisal performed by an independent consulting company. The additional purchase accounting adjustments in the first nine months of 2012 principally reflect an increase in goodwill and a decrease in customer relationships as a result of the preliminary valuation, as well as reductions to the net working capital adjustment reflecting pre-acquisition liabilities to be retained by the sellers and other changes in the acquisition date net working capital. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes.

A summary of the estimated preliminary fair values assigned to the acquired assets is as follows:

Accounts receivable	$4,939
Inventory	4,117
Prepaid expenses and other current assets	3,949
Income tax receivable	8
Property and equipment	482
Goodwill	18,590
Customer relationships	5,894
Trade name	741
Other assets	241
Trade accounts payable	(3,247)
Accrued expenses	(6,317)
Notes payable	(23)
Deferred income taxes	(385)
Other long term liabilities	(3,939)

Cash paid at closing, net of $1,961 cash acquired	$25,050

The weighted average amortization periods of the customer relationships intangible asset and the trade name intangibles asset is 8.0 years and 5.0 years, respectively. The intangible asset amortization expense for the customer relationships intangible asset and the trade name intangible asset will be approximately $737 and $148, respectively, on an annual basis. The intangible asset amortization expense related to the customer relationships intangible asset and the trade name intangible asset was $217 and $582 for the three and nine-month periods ended September 30, 2012, respectively.

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

During the third quarter of 2012, the Company initiated a restructuring program for the Real Branding locations and reevaluated its future performance projections for the business. As a result of the reevaluation, the Company now believes that the performance thresholds will not be met for any of the years 2012 through 2014 and no contingent consideration will be paid. Accordingly, the remaining contingent consideration liability of $264, less a present value discount of $19, was written off as a credit to Selling, general and administrative expenses in the Consolidated Statement of Operations during the third quarter of 2012.

In addition, as a result of the restructuring program initiated in the third quarter of 2012 and the reevaluation of the Real Branding business, the Company analyzed the recoverability of the remaining book value of the customer relationship intangible asset related to the Real Branding acquisition and determined that the projected cash flows  did not support the carrying value of the asset. Accordingly, in the third quarter of 2012, the Company recorded an impairment charge of $2,350 to write-down the book value of the customer relationship intangible asset to its estimated fair value of $544. The impairment charge is included in Impairment of long-lived assets in the Consolidated Statement of Operations.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The remaining reserve balance of $489 is included on the Consolidated Balance Sheets as of September 30, 2012 as follows: $248 is included in Accrued expenses and $241 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2011 through September 30, 2012 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$367	$27	$(38)	$356
Second quarter	$356	$71	$(7)	$420
Third quarter	$420	$90	$(21)	$489

Note 8 – Debt

Debt obligations consist of the following:

	September 30, 2012	December 31, 2011

Revolving credit agreement	$61,545	$68,968
Series A senior note payable - Tranche A	3,687	3,687
Series A senior note payable - Tranche B	2,458	3,687
Series E senior note payable	--	17,206
Series F senior note payable	25,000	--
Other	2,008	1,631
	94,698	95,179
Less amounts due in one year or less	(4,865)	(21,442)

Total	$89,833	$73,737

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at September 30, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $6,145, is included on the September 30, 2012 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $3,073 is included in Long-term debt.

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

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1,000 Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at September 30, 2012.

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

At September 30, 2012, there was $44,500 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.43 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At September 30, 2012, there was $9,875 of prime rate borrowings outstanding at an interest rate of approximately 4.50 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At September 30, 2012, there was $6,916 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.30 percent and $254 outstanding under prime rate borrowings at an interest rate of approximately 4.00 percent.

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

Amendment to Note Purchase Agreement. Concurrently with the entry into the Private Shelf Agreement, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement, dated as of December 23, 2003, as amended, with the noteholders party thereto (the “Mass Mutual Noteholders”). The Fifth Amendment amends certain financial and other covenants in the note purchase agreement so that such financial and other covenants are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. The Fifth Amendment also amends certain provisions contained in the note purchase agreement to reflect that amounts due under existing senior notes issued to the Mass Mutual Noteholders are no longer secured.

Amendment to the 2012 Credit Agreement. On September 12, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the 2012 Credit Agreement. The Amendment amends the definition of “EBITDA” in the 2012 Credit Agreement to permit the Company, for purposes of calculating EBITDA for financial covenant compliance, to add back certain expenses associated with the Company’s enterprise resource planning system up to certain amounts as specified in the Amendment.

Amendment to Private Shelf Agreement and Note Purchase Agreement. Concurrently with its entry into the Amendment, the Company entered into (i) the First Amendment (the “First Amendment”) to the Private Shelf Agreement and (ii) the Sixth Amendment (the “Sixth Amendment”) to the Note Purchase Agreement, dated as of December 23, 2003, as amended, with the noteholders party thereto (the “Note Purchase Agreement”). The First Amendment and the Sixth Amendment amend the respective definitions of “EBITDA” in the Private Shelf Agreement and the Note Purchase Agreement to conform to the amended EBITDA definition contained in the Amendment.

The Company was in compliance with all covenant obligations under the aforementioned credit agreements at September 30, 2012.

Other Debt Arrangements

In September, 2012, the Company financed $1,075 of business insurance premiums for a 2012 – 2013 policy term.  The premiums are due in equal quarterly payments ending in June 2013. In March 2012, the Company financed $714 of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in December 2012. The total balance outstanding for insurance premiums at September 30, 2012 is $1,315 and is included in Current portion of long-term debt on the September 30, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at September 30, 2012 is $252 and is included in Current portion of long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at September 30, 2012 is $432, which is included on the September 30, 2012 Consolidated Balance Sheets as follows: $216 is included in Current portion of long-term debt and $216 is included in Long-term debt.

The Company also had $10 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the September 30, 2012 Consolidated Balance Sheets.

Deferred Financing Fees

The Company incurred and capitalized $853 of deferred financing fees during the first nine months of 2012. During the three and nine-month periods ended September 30, 2012, the Company amortized deferred financing fees totaling $66 and $231, respectively. During the three and nine-month periods ended September 30, 2011, the Company amortized deferred financing fees totaling $151 and $455, respectively. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income. At September 30, 2012, the Company had $998 of unamortized deferred financing fees.

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

The changes in the carrying amount of goodwill by reportable segment during the three and nine-month periods ended September 30, 2012, were as follows. The amounts shown as “acquisitions” in the schedule below are increases to the purchase price for the Company’s 2011 acquisition of Brandimage, resulting from decreases in the amount recoverable from the sellers pursuant to the net working capital adjustment provision of the purchase agreement.

			Asia
	Americas	Europe	Pacific	Total
Cost:
December 31, 2011	$198,510	$40,364	$10,037	$248,911
Acquisitions	266	--	--	266
Additional purchase accounting adjustments	3,507	992	683	5,183
Foreign currency translation	495	1,050	288	1,832

March 31, 2012	202,778	42,406	11,008	256,192
Additional purchase accounting adjustments	--	(50)	--	(50)
Foreign currency translation	(600)	(1,343)	(365)	(2,308)

June 30, 2012	202,178	41,013	10,643	253,834
Acquisitions	272	--	--	272
Additional purchase accounting adjustments	(99)	--	--	(99)
Foreign currency translation	911	1,317	356	2,584

September 30, 2012	$203,262	$42,330	$10,999	$256,591

Accumulated impairment:
December 31, 2011	$(14,422)	$(27,878)	$(1,246)	$(43,546)
Foreign currency translation	(116)	(957)	(26)	(1,099)

March 31, 2012	(14,538)	(28,835)	(1,272)	(44,645)
Foreign currency translation	141	716	28	885

June 30, 2012	(14,397)	(28,119)	(1,244)	(43,760)
Foreign currency translation	(214)	(974)	(27)	(1,215)

September 30, 2012	$(14,611)	$(29,093)	$(1,271)	$(44,975)

Net book value:
December 31, 2011	$184,088	$12,486	$8,791	$205,365

March 31, 2012	$188,240	$13,571	$9,736	$211,547

June 30, 2012	$187,781	$12,894	$9,399	$210,074

September 30, 2012	$188,651	$13,237	$9,728	$211,616

The Company’s other intangible assets subject to amortization are as follows:

		September 30, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.7 years	$58,297	$(27,795)	$30,502
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.5 years	883	(821)	62
Trade names	3.9 years	1,476	(859)	617
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	12.9 years	$63,038	$(31,857)	$31,181

		December 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	12.9 years	$65,466	$(23,757)	$41,709
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	864	(774)	90
Trade names	2.8 years	738	(707)	31
Contract acquisition cost	3.0 years	1,220	(987)	233

	12.4 years	$69,450	$(27,387)	$42,063

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

During the third quarter of 2012, the Company recorded impairment charges of $2,350 and $1,413, in the Americas and Europe operating segments, respectively, for customer relationship assets for which projected cash flows did not support the carrying values. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income. See Note 6 – Impairment of Long-lived Assets and Insurance Recoveries for more information.

Amortization expense related to the other intangible assets totaled $1,349 and $4,125 for the three and nine-month periods ended September 30, 2012, respectively. Amortization expense related to the other intangible assets totaled $1,231 and $3,704 for the three and nine-month periods ended September 30, 2011, respectively. Amortization expense for each of the next five twelve-month periods beginning October 1, 2012, is expected to be approximately $4,161 for 2013, $4,156 for 2014, $4,030 for 2015, $3,963 for 2016, and $3,786 for 2017.

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

The following table sets out the tax provision (benefit) and the effective tax rates of the Company:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2012	2011		2012	2011

Income (loss) before income taxes	$(2,356)	$7,029		$(6,734)	$17,083
Income tax provision (benefit)	$(143)	$(1,057)		$(1,418)	$2,246
Effective tax rate	6.1%	(15.0	) %	21.1%	13.1%

In the third quarter of 2012, the Company recognized a tax benefit of $143 on a loss before income taxes of $2,356, or an effective tax rate of 6.1 percent, as compared to an effective tax rate of (15.0) percent for the third quarter of 2011.  The third quarter of 2012 effective tax rate reflects the benefits of a reduction in forecasted income from the United States operations relative to the non-U.S. operations and the release of valuation allowances during the third quarter of 2011.  In the third quarter of 2011, certain valuation allowances totaling $4,008 were released on deferred tax assets related to the Company’s United Kingdom subsidiary, primarily due to sustained profitability, utilization of deferred tax assets and further development of business opportunities.

For the first nine months of 2012, the Company recognized a tax benefit of $1,418 on a loss before income taxes of $6,734, or an effective tax rate of 21.1 percent, as compared to an effective tax rate of 13.1 percent for the first nine months of 2011. The lower rate on the income tax benefit for the first nine months of 2012, as compared to an income tax provision for the first nine months of 2011, is primarily due to the release of valuation allowances during the first nine months of 2011, offset by changes in the mix of domestic and foreign earnings, and rate impacts of discrete expenses applied to the current loss.

The Company had reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,586 and $1,362 at September 30, 2012 and December 31, 2011, respectively. The reserve for uncertain tax positions as of September 30, 2012 increased primarily due to increases for the establishment of additional uncertain tax positions.

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

Segment information relating to results of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales to external clients:
Americas	$91,793	$95,213	$282,337	$284,262
Europe	19,617	18,328	63,206	53,663
Asia Pacific	10,457	8,451	28,887	23,852
Intercompany sales elimination	(11,029)	(9,694)	(34,580)	(28,916)

Total	$110,838	$112,298	$339,850	$332,861

Operating segment income (loss):
Americas	$9,235	$14,936	$27,703	$40,383
Europe	(1,658)	1,157	249	4,160
Asia Pacific	668	1,533	1,610	2,941
Corporate	(9,741)	(9,389)	(33,702)	(26,672)
Operating income (loss)	(1,496)	8,237	(4,140)	20,812
Interest expense, net	(860)	(1,208)	(2,594)	(3,729)
Income (loss) before income taxes	$(2,356)	$7,029	$(6,734)	$17,083

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

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three and nine-month periods ended September 30, 2012, related to cost reduction and restructuring actions initiated during 2008, 2010, 2011 and 2012. The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $6,413 is included on the Consolidated Balance Sheets at September 30, 2012 as follows: $4,486 in Accrued expenses and $1,927 in Other long-term liabilities.

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2011	$--	$2,789	$2,789
Adjustments	--	420	420
Cash payments	--	(187)	(187)
Liability balance at March 31, 2012	--	3,022	3,022
Adjustments	--	60	60
Cash payments	--	(130)	(130)
Liability balance at June 30, 2012	--	2,952	2,952
Adjustments	--	58	58
Cash payments	--	(84)	(84)

Liability balance at September 30, 2012	$--	$2,926	$2,926

Actions Initiated in 2010
Liability balance at December 31, 2011	$408	$--	$408
Adjustments	10	--	10
Cash payments	(15)	--	(15)
Liability balance at March 31, 2012	403	--	403
Adjustments	--	--	--
Cash payments	(9)	--	(9)
Liability balance at June 30, 2012	394	--	394
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at September 30, 2012	$394	$--	$394

Actions Initiated in 2011
Liability balance at December 31, 2011	$125	$--	$125
Adjustments	(7)	--	(7)
Cash payments	(103)	--	(103)
Liability balance at March 31, 2012	15	--	15
Adjustments	--	--	--
Cash payments	--	--	--
Liability balance at June 30, 2012	15	--	15
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at September 30, 2012	$15	$--	$15

Actions Initiated in 2012
Liability balance at December 31, 2011	$--	$--	$--
New accruals	538	35	573
Adjustments	13	--	13
Cash payments	(309)	--	(309)
Liability balance at March 31, 2012	242	35	277
New accruals	1,608	1,374	2,982
Adjustments	(51)	13	(38)
Cash payments	(224)	(117)	(341)
Liability balance at June 30, 2012	1,575	1,305	2,880
New accruals	862	--	862
Adjustments	56	23	79
Cash payments	(460)	(283)	(743)

Liability balance at September 30, 2012	$2,033	$1,045	$3,078

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2010, 2011 and 2012 shown above were $999 and $5,012 for the three and nine-month periods ended September 30, 2012, respectively. In addition, the Company recorded impairment charges of $219 and $246 during the three and nine-month periods ended September 30, 2012, respectively, related to leasehold improvements at facilities being combined or closed. The Company recorded expenses of $10 for payroll taxes related to employee terminations during the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2012, in connection with a 2012 office consolidation, the Company reversed reserves totaling $494 related to unfavorable leases and accrued property taxes. The total expenses for the three and nine-month periods ended September 30, 2012 were $1,218 and $4,774, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income.

The expenses for the nine-month periods ended September 30, 2012 and September 30, 2011 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2012	$3,913	$838	$22	$1	$4,774
Nine months ended September 30, 2011	$981	$534	$--	$75	$1,590
Cumulative since program inception	$15,303	$6,931	$1,192	$1,911	$25,337

Note 13 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2012. The forward contracts were designated as fair value hedges at inception. Under the Derivatives and Hedging Topic of the FASB Codification, ASC 815, the derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Comprehensive Income. The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 14 – Fair Value Measurements. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts. There was no effect on earnings for the three-month period ended September 30, 2012. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income for the nine-month period ended September 30, 2012 was a loss of $438. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2011 was a gain of $98 and $54, respectively.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at September 30, 2012. The Company’s contingent purchase consideration relating to its 2010 acquisition of Real Branding is recorded at fair value as of September 30, 2012 and is categorized as Level 3 within the fair value hierarchy. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate. At September 30, 2012, the estimated fair value of the contingent purchase consideration is zero.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during the first nine months of 2012:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2012	$239
Accretion of present value discount	2

Liability balance at March 31, 2012	241
Accretion of present value discount	2

Liability balance at June 30, 2012	243
Accretion of present value discount	2
Revaluation of estimated liability	(245)

Liability balance at September 30, 2012	$--

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan.  In accordance with ERISA Section 4203 (a), 29 U.S.C. Section 1383, the Company’s decision triggered the assumption of a partial termination withdrawal liability. The Company recorded a liability of $1,846 as of June 30, 2011 to reflect this obligation. The Company made a payment of $43 during the second quarter of 2012 and a final payment of $1,600 during the third quarter of 2012 to settle the liability in full. The $203 reduction from the initial liability recorded of $1,846 and the final settlement of $1,643 is recorded as a credit to Multiemployer pension withdrawal expense for the three and nine-month periods ended September 30, 2012 on the Consolidated Statements of Comprehensive Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and cost reduction plans and to realize anticipated cost savings; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls and the discovery of any future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than anticipated costs or lower than anticipated benefits associated with the Company’s ongoing information technology and business process improvement initiative; unanticipated costs or difficulties associated with integrating acquired operations; any impairment charges due to declines in the value of the Company’s fixed and intangible assets, including goodwill; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

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

Financial Overview

Net sales decreased $1.5 million or 1.3 percent in the third quarter of 2012 to $110.8 million from $112.3 million in the third quarter of 2011. The sales decrease in the third quarter of 2012 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts partially offset by an increase in sales from the Company’s consumer products packaging accounts. Sales attributable to acquisitions for the quarter ended September 30, 2012 were $5.5 million, or 5.0 percent of total sales. Excluding the impact of acquisitions, revenue would have decreased by $7.0 million or 6.2 percent. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.6 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Europe and Asia Pacific segments in the third quarter of 2012 compared to the prior year’s quarter, but were offset by a decrease in sales in the Americas segment. The Americas segment decreased by $3.4 million, or 3.6 percent. The Europe segment increased by $1.3 million, or 7.0 percent and the Asia Pacific segment increased by $2.0 million, or 23.7 percent. The Company’s inventories, composed principally of the cost of unbilled client services, increased $1.3 million at September 30, 2012 compared to June 30, 2012.

Cost of sales was $71.6 million, or 64.6 percent of sales, in the third quarter of 2012, an increase of $1.3 million, or 1.8 percent, from $70.3 million, or 62.6 percent of sales, in the third quarter of 2011. The increase in cost of sales during the third quarter of 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Gross profit decreased by $2.7 million or 6.5 percent in the third quarter of 2012 to $39.2 million from $42.0 million in the third quarter of 2011. The decline in gross profit in the current quarter compared to the prior year’s quarter is attributable to the decrease in net sales coupled with the increased cost of sales quarter-over-quarter. Gross profit in the Americas operating segment decreased by $3.8 million or 11.9 percent. Gross profit in the Europe operating segment increased by $0.6 million or 9.8 percent and increased in the Asia Pacific operating segment by $0.6 million or 14.3 percent.

The Company recorded an operating loss of $1.5 million in the third quarter of 2012 compared to an operating profit of $8.2 million in the third quarter of 2011, a decrease of $9.7 million. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the lower gross profit in the third quarter of 2012 compared to the third quarter of 2011 and an impairment of long-lived assets of $4.3 million as further described below, as well as the following items: Selling, general and administrative expenses increased $1.3 million, or 4.2 percent, in the third quarter of 2012 to $32.5 million from $31.1 million in the third quarter of 2011. The increase in selling, general and administrative expenses in the third quarter of 2012, compared to the third quarter of 2011, is principally due to increases in employee-related costs associated with the expansion of client service offerings. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.0 million to $3.0 million in the third quarter of 2012 from $2.0 million in the third quarter of 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.2 million in the third quarter of 2012 compared to $0.5 million in the third quarter of 2011.

The Company recorded $4.3 million for impairment of long-lived assets in the third quarter of 2012, of which $3.8 million related to customer relationship intangible assets at Company locations currently being restructured where projected cash flows did not support the carrying value of the assets and $0.5 million related to real estate that was written down to its estimated market value. There was no impairment of long-lived assets in the third quarter of 2011.

The Company recorded an income tax benefit of $0.1 million in the third quarter of 2012 compared to an income tax benefit of $1.1 million in the third quarter of 2011. The effective tax rate was 6.1 percent for the third quarter of 2012 compared to an effective tax rate of (15.0) percent in the third quarter of 2011.

In the third quarter of 2012, the Company recorded a net loss of $2.2 million, or $0.09 per diluted share, as compared to net income of $8.1 million, or $0.31 per diluted share, in the third quarter of 2011. The decrease in profitability, period-over-period, is principally due to the increase in expense related to the Company’s information technology and business process improvement initiative, the ongoing acquisition integration and restructuring efforts and the impairment of long-lived assets recorded in the quarter, coupled with the decrease in sales relative to the prior year.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the nine-month periods ended September 30, 2012 and September 30, 2011 was $4.8 million and $1.6 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income. See Note 12 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2011 and for the first nine months of 2012, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2012	$3.9	$0.8	$--	$0.1	$4.8
Year ended December 31, 2011	0.8	0.6	--	0.1	1.5
Year ended December 31, 2010	1.3	0.5	--	0.5	2.3
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$15.3	$6.9	$1.2	$2.0	$25.4

The Company is exploring various additional cost reduction actions that could be taken, particularly in the Americas segment, if revenue does not improve.

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income for the three-month periods ended:

	Three Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
			$	%
	2012	2011	Change	Change

Net Sales	$110,838	$112,298	$(1,460)	(1.3	) %
Cost of sales	71,599	70,344	1,255	1.8%
Gross profit	39,239	41,954	(2,715)	(6.5	) %
Gross profit percentage	35.4%	37.4%

Selling, general and administrative expenses	32,454	31,131	1,323	4.2%
Business and systems integration expenses	2,997	1,997	1,000	50.1%
Acquisition integration and restructuring expenses	1,218	468	750	nm
Impairment of long-lived assets	4,281	--	4,281	nm
Foreign exchange loss	(12)	121	(133)	nm
Multiemployer pension withdrawal expense (income)	(203)	--	(203)	nm
Operating income (loss)	(1,496)	8,237	(9,733)
Operating margin percentage	(1.3)%	7.3%

Other income (expense):
Interest income	57	4	53	nm
Interest expense	(917)	(1,212)	295	(24.3	) %

Income (loss) before income taxes	(2,356)	7,029	(9,385)	nm
Income tax provision (benefit)	(143)	(1,057)	914	(86.5	) %

Net income (loss)	$(2,213)	$8,086	$(10,299)	nm

Effective income tax rate	6.1%	(15.0)%

Expressed as a percentage of Net Sales:

Cost of Sales	64.6%	62.6%	200	bp
Gross margin	35.4%	37.4%	(200)	bp
Selling, general and administrative expenses	29.3%	27.7%	160	bp
Business and systems integration expenses	2.7%	1.8%	90	bp
Acquisition integration and restructuring expenses	1.1%	0.4%	70	bp
Impairment of long-lived assets	3.9%	--%	390	bp
Foreign exchange loss	--%	0.1%	(10)	bp
Multiemployer pension withdrawal expense	(0.2)%	--%	(20)	bp
Operating margin	(1.3)%	7.3%	(860)	bp

bp = basis points
nm = not meaningful

Net sales in the third quarter of 2012 were $110.8 million compared to $112.3 million in the third quarter of 2011, a decrease of $1.5 million, or 1.3 percent. The sales decrease in the third quarter of 2012 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts, partially offset by an increase in sales from the Company’s consumer products packaging accounts. Sales attributable to acquisitions for the quarter ended September 30, 2012 were $5.5 million, or 5.0 percent of total sales. Excluding the impact of acquisitions, revenue would have decreased by $7.0 million or 6.2 percent. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.6 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Europe and Asia Pacific segments in the third quarter of 2012 compared to the prior year’s quarter, but were offset by a decrease in sales in the Americas segment. The Americas segment decreased by $3.4 million, or 3.6 percent. The Europe segment increased by $1.3 million, or 7.0 percent and the Asia Pacific segment increased by $2.0 million, or 23.7 percent.

Consumer products packaging accounts sales in the third quarter of 2012 were $88.2 million, or 79.5 percent of total sales, as compared to $86.2 million, or 76.7 percent of total sales, in the same period of the prior year, representing an increase of 2.3 percent. Retail and advertising accounts sales of $17.3 million in the third quarter of 2012, or 15.6 percent of total sales, decreased 9.8 percent from $19.2 million in the third quarter of 2011. Entertainment account sales of $5.4 million in the third quarter of 2012, or 4.9 percent of total sales, decreased 22.5 percent from $7.0 million in the third quarter of 2011. During the third quarter of 2012, the Company continued to see measured progress with its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of sales was $71.6 million, or 64.6 percent of sales, in the third quarter of 2012, an increase of $1.3 million, or 1.8 percent, from $70.3 million, or 62.6 percent of sales, in the third quarter of 2011. The increase in cost of sales period-over-period was mainly due to an increase in labor costs and fringe benefits, from $45.5 million in the third quarter of 2011 to $49.7 million in the third quarter of 2012, an increase of $4.2 million, reflecting the Company’s recent acquisitions and expansion of client service offerings. The increase in labor and fringe benefits was partially offset by a $1.4 million decrease in production services purchased from outside contractors and decreases in various other production overhead expenses.

Gross profit decreased by $2.7 million or 6.5 percent in the third quarter of 2012 to $39.2 million from $42.0 million in the third quarter of 2011. The decline in gross profit in the current quarter compared to the prior year’s quarter is attributable to the decrease in sales coupled with the increased cost of sales quarter-over-quarter. Gross profit in the Americas operating segment decreased by $3.8 million or 11.9 percent. Gross profit in the Europe operating segment increased by $0.6 million or 9.8 percent and increased in the Asia Pacific operating segment by $0.6 million or 14.3 percent.

The Company recorded an operating loss of $1.5 million in the third quarter of 2012 compared to an operating profit of $8.2 million in the third quarter of 2011, a decrease of $9.7 million. The operating loss percentage was 1.3 percent for the third quarter of 2012, compared to a 7.3 percent operating income percentage in the third quarter of 2011. The decline in operating income in the current quarter compared to the prior year’s quarter is due in part to the decrease gross profit in the third quarter of 2012 compared to the third quarter of 2011 and an impairment of long-lived assets of $4.3 million as further described below, as well as to the following items:

Selling, general and administrative expenses increased $1.3 million, or 4.2 percent, in the third quarter of 2012 to $32.5 million from $31.1 million in the third quarter of 2011. The increase in selling, general and administrative expenses in the third quarter of 2012, compared to the third quarter of 2011, is principally due to increases in employee-related costs associated with the expansion of client service offerings.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $1.0 million to $3.0 million in the third quarter of 2012 from $2.0 million in the third quarter of 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $1.2 million in the third quarter of 2012 compared to $0.5 million in the third quarter of 2011. The Company recorded $4.3 million of impairment of long-lived assets in the third quarter of 2012, of which $3.8 million related to customer relationship intangible assets at Company locations currently being restructured where projected cash flows did not support the carrying value of the assets and $0.5 million related to real estate that was written down to its estimated market value. There was no impairment of long-lived assets in the third quarter of 2011.

Interest expense in the third quarter of 2012 was $0.9 million compared to $1.2 million in the third quarter of 2011, a decrease of $0.3 million, or 24.3 percent. The decrease in interest expense in the third quarter of 2012 compared to the third quarter of 2011 reflects interest capitalized in the 2012 period in connection with the Company's information technology and business process improvement initiative and lower interest rates resulting from the Company’s 2012 credit facility refinancing.

The Company recorded an income tax benefit of $0.1 million in the third quarter of 2012 compared to an income tax benefit of $1.1 million in the third quarter of 2011. The effective tax rate was 6.1 percent for the third quarter of 2012 compared to an effective tax rate of (15.0) percent in the third quarter of 2011. The third quarter of 2012 effective tax rate reflects the benefits of a reduction in forecasted income from the United States operations relative to the non-U.S. operations and the release of valuation allowances during the third quarter of 2011. In the third quarter of 2011, certain valuation allowances totaling $4.0 million were released on deferred tax assets related to the Company’s United Kingdom subsidiary, primarily due to sustained profitability, utilization of deferred tax assets and further development of business opportunities.

In the third quarter of 2012, the Company recorded a net loss of $2.2 million, or $0.09 per diluted share, as compared to net income of $8.1 million, or $0.31 per diluted share, in the third quarter of 2011. The decrease in profitability, period-over-period, is principally due to the increase in expense related to the Company’s information technology and business process improvement initiative, the ongoing acquisition integration and restructuring efforts and the impairment of long-lived assets recorded in the quarter, coupled with the decrease in sales relative to the prior year.

Other Information

Depreciation and amortization expense was $4.7 million for the third quarter of 2012 as compared to $4.4 million for the same period of 2011.

Capital expenditures in the third quarter of 2012 were $6.3 million compared to $9.2 million in the same period of 2011. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income for the nine-month periods ended:

	Nine Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
			$	%
	2012	2011	Change	Change

Net Sales	$339,850	$332,861	$6,989	2.1%
Cost of sales	223,716	210,577	13,139	6.2%
Gross profit	116,134	122,284	(6,150)	(5.0	) %
Gross profit percentage	34.2%	36.7%

Selling, general and administrative expenses	100,415	91,822	8,593	9.4%
Business and systems integration expenses	10,459	5,385	5,074	94.2%
Acquisition integration and restructuring expenses	4,774	1,590	3,184	nm
Impairment of long-lived assets	4,281	--	4,281	nm
Foreign exchange loss	548	829	(281)	(33.9	) %
Multiemployer pension withdrawal expense (income)	(203)	1,846	(2,049)	nm
Operating income (loss)	(4,140)	20,812	(24,952)	nm
Operating margin percentage	(1.2)%	6.3%

Other income (expense):
Interest income	82	43	39	90.7%
Interest expense	(2,676)	(3,772)	1,096	(29.1	) %

Income (loss) before income taxes	(6,734)	17,083	(23,817)	nm
Income tax provision (benefit)	(1,418)	2,246	(3,664)	nm

Net income (loss)	$(5,316)	$14,837	$(20,153)

Effective income tax rate	21.1%	13.1%

Expressed as a percentage of Net Sales:

Cost of Sales	65.8%	63.3%	250	bp
Gross margin	34.2%	36.7%	(250)	bp
Selling, general and administrative expenses	29.5%	27.6%	190	bp
Business and systems integration expenses	3.1%	1.6%	150	bp
Acquisition integration and restructuring expenses	1.4%	0.5%	90	bp
Impairment of long-lived assets	1.3%	--%	130	bp
Foreign exchange loss	0.2%	0.2%	--	bp
Multiemployer pension withdrawal expense	(0.1)%	0.6%	(70)	bp
Operating margin	(1.2)%	6.3%	(750)	bp

bp = basis points
nm = not meaningful

Net sales in the first nine months of 2012 were $339.9 million compared to $332.9 million in the first nine months of 2011, an increase of $7.0 million, or 2.1 percent. The sales increase in the first nine months of 2012 compared to the prior year’s period reflects an increase in consumer products packaging accounts sales, offset by a decrease in promotional activity from the Company’s retail and advertising and entertainment accounts. Sales attributable to acquisitions for the first nine months ended September 30, 2012 were $20.6 million, or 6.1 percent of total sales. Excluding acquisitions, revenue would have decreased by $13.6 million or 4.1 percent. Sales in the first nine months compared to the prior year’s period were negatively impacted by changes in foreign currency translation rates of approximately $2.9 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Europe and Asia pacific segments in the first nine months of 2012 compared to the prior year’s period, but decreased in the Americas segment. The Americas segment decreased by $1.9 million, or 0.7 percent. The Europe segment increased by $9.5 million, or 17.8 percent and the Asia Pacific segment increased by $5.0 million, or 21.1 percent.

Consumer products packaging accounts sales in the first nine months of 2012 were $270.2 million, or 79.5 percent of total sales, as compared to $254.5 million, or 76.5 percent of total sales, in the same period of the prior year, representing an increase of 6.2 percent. Retail and advertising accounts sales of $52.8 million in the first nine months of 2012, or 15.5 percent of total sales, decreased 8.6 percent from $57.7 million in the first nine months of 2011. Entertainment account sales of $16.9 million in the first nine months of 2012, or 5.0 percent of total sales, decreased 18.2 percent from $20.6 million in the first nine months of 2011. During the first nine months of 2012, the Company continued to see measured progress with its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of sales was $223.7 million, or 65.8 percent of sales, in the first nine months of 2012, an increase of $13.1 million, or 6.2 percent, from $210.6 million, or 63.3 percent of sales, in the first nine months of 2011. The increase in cost of sales period-over-period was mainly due to an increase in labor costs and fringe benefits, from $137.4 million in the first nine months of 2011 to $156.0 million in the first nine months of 2012, an increase of $18.6 million, reflecting the Company’s recent acquisitions and expansion of client service offerings. The increase in labor and fringe benefits was partially offset by a $2.4 million decrease in production services purchased from outside contractors and decreases in various other production overhead expenses.

Gross profit was $116.1 million, or 34.2 percent, of sales in the first nine months of 2012, a decrease of $6.2 million, or 5.0 percent, from $122.3 million, or 36.7 percent of sales, in the first nine months of 2011. The decline in gross profit in the first nine months of 2012 compared to the prior year’s period is principally due to the previously mentioned increases in employee-related costs associated with recent acquisitions and the expansion of client service offerings, partially offset by the increase in sales.

The Company recorded an operating loss of $4.1 million in the first nine months of 2012 compared to an operating profit of $20.8 million in the first nine months of 2011, a decrease of $24.9 million. The operating loss percentage was 1.2 percent for the first nine months of 2012, compared to a 6.3 percent operating income percentage in the first nine months of 2011. The decline in operating income in the first nine months of 2012 compared to the prior year’s period is due in part to the decrease in gross profit in the first nine months of 2012 compared to the first nine months of 2011 and an impairment of long-lived assets of $4.3 million as further described below, as well as to the items discussed below.

Selling, general and administrative expenses increased $8.6 million, or 9.4 percent, in the first nine months of 2012 to $100.4 million from $91.8 million in the first nine months of 2011. Included in selling, general and administrative expenses for the first nine months of 2011 is a credit to income of approximately $1.3 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases and a credit to income of approximately $0.8 million for the settlement of a lawsuit to enforce a non-compete agreement with the former owner of a business acquired by the Company. Excluding these credits to income in the prior year, the increase in selling, general and administrative expenses in the first nine months of 2012, compared to the first nine months of 2011, is principally due to increases in employee-related costs associated with recent acquisitions and the expansion of client service offerings.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $5.1 million to $10.5 million in the first nine months of 2012 from $5.4 million in the first nine months of 2011. During the first nine months of 2011, the Company recorded an estimated multiemployer pension withdrawal expense of $1.8 million related to its decision to terminate participation in the San Francisco Lithographers Pension Trust. This pension obligation was settled in the third quarter of 2012 for $1.6 million, resulting in an expense credit of $0.2 million for the first nine months of 2012.  Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $4.8 million in the first nine months of 2012 compared to $1.6 million in the first nine months of 2011. The Company recorded $4.3 million of impairment of long-lived assets in the first nine months of 2012, of which $3.8 million related to customer relationship intangible assets at Company locations currently being restructured where projected cash flows did not support the carrying value of the assets and $0.5 million related to real estate that was written down to its estimated market value. There was no impairment of long-lived assets in the first nine months of 2011. The Company recorded a net loss of $0.5 million on foreign exchange exposures in the first nine months of 2012 compared to a loss of $0.8 million in the first nine months of 2011. The Company’s foreign exchange exposure includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s non-U.S. subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in expense for the first nine months of 2012 of $0.4 million, compared to a $0.1 million gain from hedging activities for the first nine months of 2011. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts.

Interest expense in the first nine months of 2012 was $2.7 million compared to $3.8 million in the first nine months of 2011, a decrease of $1.1 million, or 29.1 percent. The decrease in interest expense in the first nine months of 2012 compared to the first nine months of 2011 reflects interest capitalized in the 2012 period in connection with the Company's information technology and business process improvement initiative and lower interest rates resulting from the Company's credit facility refinancing.

The Company recorded an income tax benefit of $1.4 million in the first nine months of 2012 compared to an income tax expense of $2.2 million in the first nine months of 2011. The effective tax rate was 21.1 percent for the first nine months of 2012 compared to an effective tax rate of 13.1 percent in the first nine months of 2011. The lower rate on the income tax benefit for the first nine months of 2012, as compared to an income tax provision for the first nine months of 2011, is primarily due to the release of valuation allowances during the first nine months of 2011, offset by changes in the mix of domestic and foreign earnings, and rate impacts of discrete expenses applied to the current loss.

In the first nine months of 2012, the Company recorded a net loss of $5.3 million, as compared to net income of $14.8 million for the first nine months of 2011. The decrease in profitability, period-over-period, is principally due to the previously indicated increases in employee related costs associated with recent acquisitions and the expansion of client service offerings, expenses related to the Company’s information technology and business process improvement initiative, the ongoing acquisition integration and restructuring efforts and the impairment of long-lived assets recorded during the first nine months of 2012.

Other Information

Depreciation and amortization expense was $14.1 million for the first nine months of 2012 as compared to $13.1 million for the same period of 2011.

Capital expenditures in the first nine months of 2012 were $17.0 million compared to $18.3 million in the same period of 2011. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

Americas

The following table sets forth Americas segment results for the three-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$91,793	$95,213	$(3,420)	(3.6)%
Cost of sales	$63,422	$62,995	$427	0.7%
Gross profit	$28,371	$32,218	$(3,847)	(11.9)%
Gross profit percentage	30.9%	33.8%		(290)	bp
Acquisition integration and restructuring expenses	$640	$326	$314	96.3%
Impairment of long-lived assets	$2,350	$--	$2,350	nm
Foreign exchange (gain) loss	$(39)	$124	$(163)	nm
Depreciation and amortization	$2,704	$2,715	$(11)	(0.4)%
Operating income	$9,235	$14,936	$(5,701)	(38.2)%
Operating margin	10.1%	15.7%		(560)	bp
Capital expenditures	$3,020	$1,949	$1,071	55.0%
Total assets	$365,243	$340,648	$24,595	7.2%

nm = not meaningful
bp = basis points

Net sales in the third quarter of 2012 for the Americas segment were $91.8 million compared to $95.2 million in the same period of the prior year, a decrease of $3.4 million or 3.6 percent. Sales contributed by acquisitions for the third quarter of 2012 totaled $2.5 million. Excluding the impact of sales contributed by acquisitions, sales in the third quarter of 2012 decreased by $5.9 million compared to the third quarter of 2011. The sales decrease in the third quarter of 2012 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts, partially offset by an increase in sales from the Company’s consumer products packaging accounts. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales in the third quarter of 2012 was $63.4 million compared to $63.0 million in the same period of the prior year, an increase of $0.4 million or 0.7 percent. The increase in cost of sales period-over-period was mainly due to an increase in labor costs and fringe benefits, reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $9.2 million or 10.1 percent of sales, in the third quarter of 2012 compared to $14.9 million, or 15.7 percent of sales, in the third quarter of 2011, a decrease of $5.7 million or 38.2 percent. The decrease in operating income is principally due to lower margins from the Company’s recent acquisitions and increases in employee-related costs, as well as $2.4 million of impairment of long-lived assets recorded in the third quarter of 2012.

The following table sets forth Americas segment results for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$282,337	$284,262	$(1,925)	(0.7)%
Cost of sales	$199,138	$190,228	$8,910	4.7%
Gross profit	$83,199	$94,034	$(10,835)	(11.5)%
Gross profit percentage	29.5%	33.1%		(360)	bp
Acquisition integration and restructuring expenses	$3,913	$981	$2,932	nm
Impairment of long-lived assets	$2,350	$--	$2,350	nm
Foreign exchange loss	$11	$20	$(9)	(45.0)%
Depreciation and amortization	$8,162	$8,048	$114	1.4%
Operating income	$27,703	$40,383	$(12,680)	(31.4)%
Operating margin	9.8%	14.2%		(440)	bp
Capital expenditures	$6,845	$6,362	$483	7.6%
Total assets	$365,243	$340,648	$24,595	7.2%

nm = not meaningful
bp = basis points

Net sales in the first nine months of 2012 for the Americas segment were $282.3 million compared to $284.3 million in the same period of the prior year, a decrease of $1.9 million or 0.7 percent. Sales contributed by acquisitions for the first nine months of 2012 totaled $10.8 million. Excluding the impact of sales contributed by acquisitions, sales in the first nine months of 2012 decreased by $12.8 million compared to the first nine months of 2011, reflecting a decrease in promotional activity from the Company’s retail and advertising and entertainment accounts. Sales in the first nine months of 2012 compared to the prior year’s period were negatively impacted by changes in foreign currency translation rates of approximately $0.9 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of sales was $199.1 million or 70.5 percent of sales, in the first nine months of 2012 compared to $190.2 million, or 66.9 percent of sales, in the first nine months of 2011, an increase of $8.9 million or 4.7 percent. The increase in cost of sales during the first nine months of 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $27.7 million or 9.8 percent of sales, in the first nine months of 2012 compared to $40.4 million, or 14.2 percent of sales, in the first nine months of 2011, a decrease of $12.7 million or 31.4 percent. The decrease in operating income is principally due to lower margins from the Company’s recent acquisitions and increases in employee-related costs, as well as $2.4 million of impairment of long-lived assets recorded in the third quarter of 2012.

Europe

The following table sets forth Europe segment results for the three-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,			2012 vs. 2011 Increase (Decrease)
(in thousands)	2012		2011	$	%

Net sales	$19,617		$18,328	$1,289	7.0%
Cost of sales	$13,255		$12,535	$720	5.7%
Gross profit	$6,362		$5,793	$569	9.8%
Gross profit percentage	32.4%		31.6%		80	bp
Acquisition integration and restructuring expenses	$578		$142	$436	nm
Impairment of long-lived assets	$1,413		$--	$1,413	nm
Foreign exchange (gain) loss	$(1)		$86	$(87)	nm
Depreciation and amortization	$820		$739	$81	11.0%
Operating income (loss)	$(1,658)		$1,157	$(2,815)	nm
Operating margin	(8.5	) %	6.3%		(1,480)	bp
Capital expenditures	$528		$900	$(372)	(41.3)%
Total assets	$57,533		$51,032	$6,501	12.7%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the third quarter of 2012 were $19.6 million compared to $18.3 million in the same period of the prior year, an increase of $1.3 million or 7.0 percent. Sales contributed by acquisitions for the third quarter of 2012 totaled $2.1 million. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of sales was $13.3 million, or 67.6 percent of sales, in the third quarter of 2012 compared to $12.5 million or 68.4 percent of sales in the third quarter of 2011, an increase of $0.7 million or 5.7%. The increase in cost of sales during the third quarter of 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating loss was $1.7 million, or 8.5 percent of sales, in the third quarter of 2012 compared to operating income of $1.2 million or 6.3 percent of sales in the third quarter of 2011, a decrease of $2.8 million. The decrease in operating income in the current period compared to the prior year’s period is due in part to an increase in operating expenses from a recent acquisition as well as $1.4 million of impairment of long-lived assets recorded in the third quarter of 2012.

The following table sets forth Europe segment results for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$63,206	$53,663	$9,543	17.8%
Cost of sales	$42,012	$36,194	$5,818	16.1%
Gross profit	$21,194	$17,469	$3,725	21.3%
Gross profit percentage	33.5%	32.6%		90	bp
Acquisition integration and restructuring expenses	$838	$534	$304	56.9%
Impairment of long-lived assets	$1,413	$--	$1,413	nm
Foreign exchange loss	$206	$60	$146	nm
Depreciation and amortization	$2,485	$2,154	$331	15.4%
Operating income	$249	$4,160	$(3,911)	(94.0)%
Operating margin	0.4%	7.8%		(740)	bp
Capital expenditures	$1,081	$1,269	$(188)	(14.8)%
Total assets	$57,533	$51,032	$6,501	12.7%

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the first nine months of 2012 were $63.2 million compared to $53.7 million in the same period of the prior year, an increase of $9.5 million or 17.8 percent. Sales contributed by acquisitions for the first nine months of 2012 totaled $7.6 million. Sales in the first nine months of 2012 compared to the prior year were negatively impacted by changes in foreign currency translation rates of approximately $1.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales was $42.0 million, or 66.5 percent of sales, in the first nine months of 2012 compared to $36.2 million or 67.4 percent of sales in the first nine months of 2011, an increase of $5.8 million or 16.1 percent. The increase in cost of sales during the first nine months of 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings, as well as an increase in production services purchased from outside contractors and other Company locations.

Operating income was $0.2 million, or 0.4 percent of sales, in the first nine months of 2012 compared to $4.2 million or 7.8 percent of sales in the first nine months of 2011, a decrease of $3.9 million or 94.0 percent. The decrease in operating income in the current period compared to the prior year’s period is due in part to the previously mentioned increase in cost of sales, as well as $1.4 million of impairment of long-lived assets recorded in the third quarter of 2012.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$10,457	$8,451	$2,006	23.7%
Cost of sales	$5,951	$4,508	$1,443	32.0%
Gross profit	$4,506	$3,943	$563	14.3%
Gross profit percentage	43.1%	46.7%		(360)	bp
Foreign exchange gain (loss)	$68	$(11)	$79	nm
Depreciation and amortization	$424	$323	$101	31.3%
Operating income	$668	$1,533	$(865)	(56.4)%
Operating margin	6.4%	18.1%		(1,170)	bp
Capital expenditures	$692	$301	$391	nm
Total assets	$30,187	$23,613	$6,574	27.8%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the third quarter of 2012 were $10.5 million compared to $8.5 million in the same period of the prior year, an increase of $2.0 million or 23.7 percent, reflecting an increase in promotional activity from the Company’s packaging accounts.  Sales contributed by acquisitions for the third quarter of 2012 totaled $0.8 million. Sales for the third quarter of 2012, as compared to the third quarter of 2011, were negatively impacted by changes in foreign currency translation rates of approximately $0.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales was $6.0 million in the third quarter of 2012, or 56.9 percent of sales, as compared to $4.5 million, or 53.3 percent of sales, in the third quarter of 2011, an increase of $1.4 million, or 32.0 percent. The increase in cost of sales during the third quarter of 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $0.7 million in the third quarter of 2012, or 6.4 percent of sales, as compared to $1.5 million, or 18.1 percent of sales, in the third quarter of 2011, a decrease of $0.9 million, or 56.4 percent. The decrease in operating income in the current period compared to the prior year’s period is due principally to the previously mentioned increase in labor costs.

The following table sets forth Asia Pacific segment results for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		2012 vs. 2011 Increase (Decrease)
(in thousands)	2012	2011	$	%

Net sales	$28,887	$23,852	$5,035	21.1%
Cost of sales	$17,146	$13,071	$4,075	31.2%
Gross profit	$11,741	$10,781	$960	8.9%
Gross profit percentage	40.6%	45.2%		(460)	bp
Acquisition integration and restructuring expenses	$22	$--	$22	nm
Foreign exchange loss	$200	$76	$124	nm	%
Depreciation and amortization	$1,198	$967	$231	(23.9)%
Operating income	$1,610	$2,941	$(1,331)	(45.3)%
Operating margin	5.6%	12.3%		(670)	bp
Capital expenditures	$1,485	$906	$579	63.9%
Total assets	$30,187	$23,613	$6,574	27.8%

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the first nine months of 2012 were $28.9 million compared to $23.9 million in the same period of the prior year, an increase of $5.0 million or 21.1 percent, reflecting an increase in promotional activity from the Company’s packaging accounts.  Sales contributed by acquisitions for the first nine months of 2012 totaled $2.2 million. Sales for the first nine months of 2012, as compared to the first nine months of 2011, were negatively impacted by changes in foreign currency translation rates of approximately $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales was $17.1 million in the first nine months of 2012, or 59.4 percent of sales, as compared to $13.1 million, or 54.8 percent of sales, in the first nine months of 2011, an increase of $4.1 million, or 31.2 percent. The increase in cost of sales during the first nine months of 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $1.6 million in the first nine months of 2012, or 5.6 percent of sales, as compared to $2.9 million, or 12.3 percent of sales, in the first nine months of 2011, a decrease of $1.3 million, or 45.3 percent. The decrease in operating income in the current period compared to the prior year’s period is due principally to the previously mentioned increase in labor costs, partially offset by the increase in sales in the 2012 period compared to the 2011 period.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at September 30, 2012 was $94.7 million compared to $95.2 million at December 31, 2011.

As of September 30, 2012, the Company had $10.2 million in consolidated cash and cash equivalents, compared to $13.7 million at December 31, 2011. The decrease in cash and cash equivalents at September 30, 2012 compared to December 31, 2011 reflects the Company’s efforts to minimize cash on hand in order to pay down its revolving credit facility.

Cash provided by operating activities. Cash provided by operating activities was $19.7 million in the first nine months of 2012 compared to cash provided by operating activities of $12.3 million in the first nine months of 2011. The cash provided by operating activities in the 2012 period compared to the 2011 period reflects the decrease in net income, from net income of $14.8 million for the first nine months of 2011 to a net loss of $5.3 million for the first nine months of 2012. The cash decrease attributable to the decline in net income period-over-period was partially offset by increases in non-cash expenses in the 2012 period compared to the 2011 period. The 2012 period includes a $4.3 million non-cash charge for impairment of long-lived assets as well as higher non-cash expenses for depreciation, amortization and stock based compensation as compared to the prior period. The cash provided from operations in the 2012 period compared to the 2011 period also reflects favorable changes in the operating assets and liabilities in the first nine months of 2012 compared to the first nine months of 2011. The year-over-year change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to the decrease in trade accounts payable, accrued expenses and other liabilities of $3.2 million in the 2012 period compared to a decrease of $16.1 million in the 2011 period. The decrease in trade accounts payable, accrued expenses and other liabilities in the 2011 period included a $4.9 million decrease in trade accounts payable attributable to the timing of vendor payments and a $7.0 million settlement of a multiemployer pension liability accrued in a prior period. The year-over-year change in operating assets and liabilities also reflects a decrease in cash provided by operating activities attributable to an increase in inventory of $1.0 million in the 2012 period compared to an increase of $6.2 million in the 2011 period. The Company’s inventories are composed principally of the cost of unbilled client services and reflect the relative level of production activity at each period end.

Depreciation and intangible asset amortization expense in the first nine months of 2012 was $10.0 million and $4.1 million, respectively, as compared to $9.4 million and $3.7 million, respectively, in the first nine months of the prior year.

Cash used in investing activities. Cash used in investing activities was $17.0 million in the first nine months of 2012 compared to $18.2 million used in investing activities during the comparable 2011 period. Capital expenditures were $17.0 million in the first nine months of 2012 compared to $18.3 million in the first nine months of 2011. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually.

Cash used in financing activities. Cash used in financing activities in the first nine months of 2012 was $6.1 million compared to cash used in financing activities of $20.7 million during the first nine months of 2011. The cash used in financing activities in the first nine months of 2012 reflects $0.8 million of net payments of debt compared to $11.4 million of net payments of debt during the first nine months of 2011. The Company received proceeds of $1.7 million from the issuance of common stock during the first nine months of 2012 compared to $0.8 million during the first nine months of 2011. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. During the first nine months of 2012, the Company paid $0.9 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $6.2 million for both the first nine months of 2012 and the first nine months of 2011. Subject to a declaration at the discretion of the Board of Directors, the Company expects to pay a quarterly dividend of $0.08 per share in the fourth quarter of 2012.

Revolving Credit Facility, Note Purchase Agreements and Other Debt Arrangements.

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing. The senior notes issued under these note purchase agreements that were outstanding at September 30, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $6.1 million, is included on the September 30, 2012 Consolidated Balance Sheets as follows: $3.1 million is included in Current portion of long-term debt and $3.0 million is included in Long-term debt.

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

In December 2007, the Company’s Canadian subsidiary entered into a revolving demand credit facility with a Canadian bank to provide working capital needs up to $1.0 million Canadian dollars. The credit line is guaranteed by the Company. There was no balance outstanding on this credit facility at September 30, 2012.

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

At September 30, 2012, there was $44.5 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.43 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At September 30, 2012, there was $9.9 million of prime rate borrowings outstanding at an interest rate of approximately 4.50 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At September 30, 2012, there was $6.9 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.30 percent and $0.3 million outstanding under prime rate borrowings at an interest rate of approximately 4.00 percent.

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

Amendment to Note Purchase Agreement. Concurrently with the entry into the Private Shelf Agreement, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement, dated as of December 23, 2003, as amended, with the noteholders party thereto (the “Mass Mutual Noteholders”). The Fifth Amendment amends certain financial and other covenants in the note purchase agreement so that such financial and other covenants are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. The Fifth Amendment also amends certain provisions contained in the note purchase agreement to reflect that amounts due under existing senior notes issued to the Mass Mutual Noteholders are no longer secured.

Amendment to the 2012 Credit Agreement. On September 12, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the 2012 Credit Agreement. The Amendment amends the definition of “EBITDA” in the 2012 Credit Agreement to permit the Company, for purposes of calculating EBITDA for financial covenant compliance, to add back certain expenses associated with the Company’s enterprise resource planning system up to certain amounts as specified in the Amendment.

Amendment to Private Shelf Agreement and Note Purchase Agreement. Concurrently with its entry into the Amendment, the Company entered into (i) the First Amendment (the “First Amendment”) to the Private Shelf Agreement and (ii) the Sixth Amendment (the “Sixth Amendment”) to the Note Purchase Agreement, dated as of December 23, 2003, as amended, with the noteholders party thereto (the “Note Purchase Agreement”). The First Amendment and the Sixth Amendment amend the respective definitions of “EBITDA” in the Private Shelf Agreement and the Note Purchase Agreement to conform to the amended EBITDA definition contained in the Amendment.

The Company was in compliance with all covenant obligations under the aforementioned credit agreements at September 30, 2012. There can be no assurances, however, that the Company will not be required to seek additional amendments or waivers to its debt facilities in the future if revenues and expenses were to vary significantly beyond the Company’s current forecasts.

Other Debt Arrangements. In September, 2012, the Company financed $1.1 million of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in June 2013. In March 2012, the Company financed $0.7 million of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in December 2012. The total balance outstanding for insurance premiums at September 30, 2012 is $1.3 million and is included in Current portion of long-term debt on the September 30, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at September 30, 2012 is $0.3 million and is included in Current portion of long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at September 30, 2012 is $0.4 million, which is included on the September 30, 2012 Consolidated Balance Sheets as follows: $0.2 million is included in Current portion of long-term debt and $0.2 million is included in Long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of September 30, 2012 from those reported in the Company’s Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2011 for further discussion of the Company’s critical accounting estimates and policies.

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

Based on their evaluation as of September 30, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during the first nine months of 2012. In addition, during the third quarter of 2012, the Company implemented job production and invoicing modules at a few of the Company’s smaller locations. During the remainder of 2012 and into 2013, additional phases of the ERP system are anticipated to be implemented, including the job production and invoicing modules at the remainder of the Company’s locations.  As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2011, the Company repurchased 314,355 shares of its common stock at an average price per share of $12.58. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the nine-month periods ended September 30, 2012 and September 30, 2011, 4,391 and 2,770 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

Item 6. Exhibits

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.2	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 3.2 to Form 8-K filed with the SEC on December 18, 2007.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of January 27, 2012, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2012.

10.2
First Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 27, 2012, among Schawk, Inc., Prudential Investment Management, Inc., and the noteholders party thereto. Incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on February 1, 2012.

10.3
Sixth Amendment to the Note Purchase Agreement dated as of September 23, 2003, among Schawk, Inc. and the noteholders party thereto.  Incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on February 1, 2012.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed or furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October, 2012.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller