Form 10-K
period 2012-12-31
SCHAWK INC
filed 2013-03-07
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value on June 30, 2012 of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $120,098,711.

The number of shares of the Registrant’s Common Stock outstanding as of February 27, 2013 was 26,193,091.

Documents Incorporated by Reference

Portions of the proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SCHAWK, INC.

FORM 10-K ANNUAL REPORT

DECEMBER 31, 2012

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

The Company is one of the world’s largest independent business service providers in the graphics industry. The Company currently delivers these services through more than 155 locations in 26 countries across the Americas, Europe, Asia and Australia. By leveraging its global comprehensive portfolio of strategic, creative and executional capabilities, the Company believes it helps companies of all sizes create compelling and consistent brand experiences that strengthen consumers’ affinity for these brands. The Company does this by helping its clients “activate” their brands worldwide.

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

The Company’s clients currently include approximately 20 percent of the Fortune 100 companies and approximately 10 percent of the Fortune 500 companies. These clients select Schawk for its comprehensive brand point management services as they seek to more effectively and consistently communicate their visual identities and execute their branding and marketing strategies on a global scale. The Company believes its clients are increasingly choosing to outsource their graphic and creative services needs to it for a variety of reasons, including its:

·	ability to service our clients’ graphic requirements throughout the world;

·	rapid turnaround and delivery times;

·	comprehensive, up-to-date knowledge of the print specifications and capabilities of converters and printers located throughout the world;

·	high quality design and creative capabilities with integrated production art expertise;

·	consistent reproduction of brand equity across multiple packaging and promotional media;

·	digital imaging asset management; and

·	efficient workflow management resulting in globally competitive overall cost to the client.

The Company also sees evidence that many consumer products manufacturers are continuing to outsource what they believe are “non-core competencies.” These non-core competencies include those functions that are outside the competency of creating and manufacturing the products they sell. This would include the type of services that Schawk offers.

The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil, its U.S. branding and design capabilities and its U.S. digital solutions business. Americas is the dominant segment with approximately 84 percent of consolidated revenues as of December 31, 2012. The Company’s Europe reportable segment includes all operations in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific reportable segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities.

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

Our Services

Schawk’s offerings include strategic, creative and executional services related to four core competencies: graphic services, brand and package strategy and design, digital promotion and advertising, and software. Graphic services, brand and package strategy and design and digital promotion and advertising represented approximately 96 percent of the Company’s revenues in 2012, with software sales representing the remaining 4 percent.

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

Software. Services that help differentiate Schawk from its competitors are its software products that include graphic lifecycle content management systems that are comprised of digital asset management, workflow management, online proofing and intelligence performance management modules. These products are supported by services that include implementation, on-site management, validation for highly regulated environments, and support and training. Schawk offers these products and services through Schawk Digital Solutions (“SDS”), its digital solutions subsidiary, a software development company that develops software solutions for the marketing services departments of consumer products companies, pharmaceutical/life sciences companies and retail companies. Since 2009, SDS has implemented for a number of clients an innovative Copy Management System that serves as a “single source of truth” for all copy and automates its placement on packaging mechanicals, simplifying complex workflows, improving time to market and reducing the risks that incorrect labeling presents to its clients. Through its integrated software solution, BLUE™, SDS works with clients to organize their digital assets, streamline their internal workflow, improve efficiency, reduce waste, and help clients meet the requirements of regulatory bodies globally. The improved speed to market allows consumer products companies to increase the number of promotions without increasing costs. Schawk’s software products are supported with managed services, asset optimization, implementation and support and training for clients.

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

Summary financial information for continuing operations by significant geographic area is contained in Item 8, Note 17 – Segment and Geographic Reporting to the Company’s consolidated financial statements.

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

The Company has direct client relationships. While many participants in the graphic services industry serve only intermediaries such as advertising firms and printers, the Company typically maintains direct relationships with its clients. As part of this focus on direct client relationships, the Company also deploys employees on-site at and near client locations, leading to faster turnaround and delivery times and deeper, longer-lasting client relationships. At December 31, 2012, the Company had more than 100 sites at or near client locations staffed by approximately 400 Schawk employees. The Company’s direct client relationships enable it to strengthen and expand client relationships by better and more quickly anticipating and adapting to clients’ needs.

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

The Company has unique global capabilities. The Company has more than 155 locations in 26 countries across 5 continents. The Company has combined this global platform with its proprietary databases of printer assets across the world, ensuring that the Company provides consistent service to clients on a local, regional and global basis. The ability to ensure a consistent and compelling brand image is increasingly important to global clients as they continue to expand their markets, extend and unify their brands and outsource their production internationally. The Company’s global presence and proprietary databases help ensure consistent and compelling brand images for its clients around the world.

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

The Company’s acquisitions during the last five years are noted below:

·
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

·
Effective November 10, 2010, the Company acquired Real Branding LLC, a United States-based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in Los Angeles and New York.

·
Effective September 17, 2010, the Company acquired the operating assets of Untitled London Limited, a United Kingdom-based agency that provides strategic, creative and technical services for digital marketing.

·
Effective December 31, 2008, the Company acquired Brandmark International Holding B.V., a Netherlands-based brand identity and creative design firm, which has historically done business as DJPA. Brandmark provides services to consumer products companies through its locations in Hilversum, The Netherlands and London, United Kingdom.

·	On May 31, 2008, the Company acquired Marque Brand Consultants Pty Ltd, an Australian-based brand strategy and creative design firm that provides services to consumer product companies.

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

In addition, consumer product manufacturers have a tendency to single-source their graphic work with respect to a particular product line so that continuity can be assured in changes to the product image. As a result, the Company developed a base of steady clients in the food and beverage, health and beauty and home care industries. In 2012 and 2011, its largest client accounted for approximately 7.8 percent and 8.7 percent of the Company’s total revenues, respectively. In 2012 and 2011, the 10 largest clients by sales in the aggregate accounted for approximately 45.5 percent and 46.3 percent of revenues, respectively.

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

Employees

As of December 31, 2012, Schawk had approximately 3,600 employees worldwide. Of this number, approximately 8 percent are production employees represented by local units of the Graphic Communications Conference of the International Brotherhood of Teamsters and by local units of the Communications, Energy & Paperworkers Union of Canada and the GPMU in the UK. The percentage of employees covered by union contracts that expire within one year is approximately 3 percent. The Company’s union and non-union employees are vital to its operations. Schawk considers its relationships with its employees and unions to be good.

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

Purchasing and Raw Materials

The Company purchases photographic film and chemicals, storage media, ink, paper, plate materials and various other supplies and chemicals on consignment for use in its business. These items are purchased from a variety of sources and are available from a number of producers, both foreign and domestic. In 2012, materials and supplies accounted for $16 million or approximately 5.4 percent of the Company's cost of sales, and no shortages are anticipated. Furthermore, as a growing proportion of the workflow is digital, the already small percentage of cost of sales attributable to material costs will continue to decrease. Historically, the Company has negotiated and enjoys significant volume discounts on materials and supplies from most of its major suppliers.

Intellectual Property

The Company owns no significant patents. The trademarks “Schawk!,” “Schawk,” “Schawk Digital Solutions,” “Anthem!,” “Anthem,” “Anthem Worldwide,” “PaRTS,”  “BLUE,” “BLUE DNA,” “ENVISION,” “MPX,” “MEDIALINK,” “MEDIALINK STUDIO,” “RPM (Retail Performance Manager),” “CPM (Campaign Performance Manager),” “BRANDSQUARE,” “AGT,” “APPLIED GRAPHICS TECHNOLOGIES,” and the trade names “Ambrosi,” “Anthem New Jersey,” “Anthem New York,” “Anthem Los Angeles,” “Anthem San Francisco,” “Anthem Toronto,” “Anthem Chicago,” “Anthem Singapore,” “Anthem Cincinnati,” “Anthem York,” “Schawkgraphics,” “Schawk Asia,” “Schawk Atlanta,” “Schawk Cactus,” “Schawk Canada,” “Schawk Cherry Hill,” “Schawk Chicago,” “Schawk Cincinnati 446,” “Schawk Cincinnati 447,” “Schawk Creative Imaging,” “Schawk Designer’s Atelier,” “Schawk India,” “Schawk Japan,” “Schawk Australia,” “Schawk Kalamazoo,” “Schawk Mexico,” “Schawk Milwaukee,” “Schawk Minneapolis,” “Schawk Los Angeles,” “Schawk San Francisco,” “Schawk UK Limited,” “Schawk New York,” “Schawk Penang,” “Schawk St. Paul,” “Schawk Toronto,” “Schawk Shanghai,” “Schawk Singapore,” “Schawk Stamford,” “Schawk 3D,” “Laserscan,” “Protopak,” “Seven,” “DJPA,” “Schawk Retail Marketing,” “Schawk Retail Marketing,” “Schawk Creative Solutions,”  “Schawk Large Format,” “Schawk Prototypes,” “Winnetts,” “IDP (& Design),” “IDP,” “INNOVATION STREAM,” “LAGA (& Design),” “LAGA,” “LAGA LAB,” “MACROSCOPE,” “NAME STREAM,” “REAL BRANDING,” “RIGHT BRAND THINKING,” “TRENDENCIES,” “TRI LAB” and “NEURODESIGN” are the most significant trademarks and trade names used by the Company or its subsidiaries.

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

The Company’s revenues are derived from clients in a variety of industries and businesses, with consumer package goods (“CPG”) clients, accounting for 79.6 percent of 2012 revenues. The Company’s clients, in particular its CPG clients, have product introduction, marketing and advertising spending levels that may significantly fluctuate or decline in reaction to changes in, among other things, competitive pressures, business and consumer confidence and spending, and economic conditions in the markets in which they sell their products or services. Accordingly, the Company’s operating results are sensitive to the effects that these changes have on its clients’ businesses. General economic or localized downturns or uncertainty in markets where the Company or its clients have operations or other circumstances that result in reductions in its clients’ investment in product introduction and innovation or marketing and advertising budgets can negatively impact the Company’s sales volume and revenues, its margins and its ability to respond to competition or to take advantage of business opportunities.

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

Although much of the Company’s revenue is derived from clients with whom the Company has contractual agreements ranging from one to five years in duration, individual assignments from clients are on an “as needed”, project-by-project basis. The contractual agreements do not require minimum volumes, therefore, depending on the level of activity from its clients, the Company can experience unpredictable order flows. While technological advances have enabled the Company to shorten considerably its production cycle to meet its clients’ increasing speed-to-market demands, the Company may in turn receive less advance notice from its clients of upcoming projects or the cancellation or postponement of anticipated projects. Although the Company has established long-standing relationships with many of its clients and believes its reputation for quality service is excellent, the Company is not able to predict with certainty the volume of its business even in the near future and will remain susceptible to its client’s order patterns and unexpected fluctuations in client spending.

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

It is possible that competitors will introduce services, products or technologies that achieve greater market acceptance than, or are technologically superior to, the Company’s current service offerings. The Company may be unable to continue to compete successfully and increased competitive pressures may adversely affect its business, financial condition and results of operations.

The Company may not realize expected benefits from its technology enhancement, cost reduction and capacity utilization initiatives.

In order to improve the efficiency of its operations, the Company implemented certain technology enhancement, cost reduction and capacity utilization activities in 2012 and in prior years, including workforce reductions and work site realignment, and has plans to continue these, or similar actions, throughout 2013 in order to achieve certain cost savings and to strategically realign its resources. The Company may not realize the expected cost savings or improve its operating performance as a result of its past, current and future cost reduction activities and technology enhancement initiatives. Certain technology enhancement initiatives, such as the Company’s ongoing initiative to improve its information technology and business process systems, contributed to an increase in the Company’s expenses in 2012 and likely will adversely impact expenses in 2013. The Company’s current and future cost reduction activities also could adversely affect its ability to retain key employees, the significant loss of whom could adversely affect its operating results. Further, as a result of its cost reduction activities, the Company may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in its markets and in the level of demand for its services.

The Company may encounter difficulties arising from future acquisitions or consolidation efforts, which may adversely impact its business.

The Company has a history of making acquisitions and, over the past several years, has invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including:

·	inherent complexities and assumptions in valuing businesses to be acquired, such as customer and client relationships of acquired businesses;

·	difficulty in assimilating the operations and personnel of the acquired company with the Company’s existing operations and realizing anticipated synergies;

·	the loss of key employees or key clients of the acquired company;

·	difficulty in maintaining uniform standards, controls, procedures and policies; and

·	unrecorded liabilities of acquired companies that the Company failed to discover during its due diligence investigations.

The Company may be unable to realize the expected benefits from any future acquisitions or its existing operations may be harmed as a result of any such acquisitions. In addition, the cost of unsuccessful acquisition efforts could adversely affect its financial performance. The Company has undertaken consolidation efforts in the past in connection with its acquisitions, and in connection with any future acquisitions, the Company will likely undertake consolidation plans to eliminate duplicate facilities and to otherwise improve operating efficiencies. Any future consolidation efforts may divert the attention of management, disrupt the Company’s ordinary operations or those of its subsidiaries, result in charges and additional costs or otherwise adversely affect the Company’s financial performance.

Future acquisitions or organic growth also may place a strain on the Company’s financial and other resources. In order to manage future growth of its client services staff, the Company will need to continue to improve its operational, financial and other internal systems and incur expenses related to such improvements. If the Company’s management is unable to manage growth effectively or revenues do not increase sufficiently to cover its increased expenses, the Company’s results of operations could be adversely affected.

The Company is dependent on a limited number of clients for a significant amount of its revenues, and the loss of one or more significant key clients could have a material adverse effect on its revenues and results of operations.

In 2012 and 2011, the Company’s ten largest clients by sales volume accounted for approximately 45.5 percent and 46.3 percent, respectively, of its revenues, and approximately 7.8 percent and 8.7 percent, respectively, of total revenues came from the Company’s largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client may fluctuate from period to period due to such client’s purchasing patterns, which, with respect to the Company’s consumer product company clients, are driven by changes in their level of investment in brand enhancements, product introductions and product modifications. Additionally, the Company’s larger clients may seek to leverage their size to obtain more favorable pricing terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of the Company’s principal clients could have a material adverse effect on the Company’s revenues and results of operations.

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

The Company’s quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of the Company’s control, including:

·	timing of the completion of particular projects or orders;

·	material reduction, postponement or cancellation of major projects, or the loss of a major client;

·	timing and amount of new business;

·	differences in order flows;

·	the effects of changing or stagnant economic conditions on its clients’ businesses;

·	the strength of the consumer products industry;

·	the relative mix of different types of work with differing margins;

·	costs relating to expansion or reduction of operations, including costs to integrate current and any future acquisitions;

·	changes in interest costs, foreign currency exchange rates and tax rates; and

·	costs associated with compliance with legal and regulatory requirements.

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

The Company has recorded a significant amount of goodwill and other identifiable intangible assets, primarily customer relationships. Goodwill and other identifiable intangible assets were approximately $242 million as of December 31, 2012, or approximately 53 percent of total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $212 million as of December 31, 2012, or approximately 46 percent of total assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment. For the fiscal year ended December 31, 2012, the Company recorded $3.8 million of impairment charges related to customer relationship intangible assets at Company locations being restructured for which projected cash flows no longer supported the carrying values, and the Company has in prior years recorded significant impairment charges related to goodwill. Future events may occur that could adversely affect the value of the Company’s assets and require additional impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in the Company’s market capitalization due to a decline in the trading price of the Company’s common stock. If the price of the Company’s common stock were to experience a significant and other-than-temporary decline, the Company may be required in a future period to recognize an impairment of all or a portion of its goodwill. Any such impairment charge would have a negative effect on its stockholders’ equity and have a material adverse affect on the Company’s financial results.

Currency exchange rate fluctuations could have an adverse effect on the Company’s revenue, cash flows and financial results.

For the fiscal year ended December 31, 2012, consolidated net sales from operations outside the United States were approximately $148 million, which represented approximately 32 percent of consolidated net sales. Because the Company conducts a significant portion of its business outside the United States, it faces exposure to volatility in foreign currency exchange rates. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, changes in monetary or trade policies and unexpected changes in regulatory environments.

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

The Company is subject to risk of work stoppages and other labor relations matters, as approximately 8 percent of its employees worldwide are unionized. A prolonged work stoppage or strike at any one of the Company’s principal facilities could have a negative impact on its business, financial condition or results of operations. Also, periodic renegotiation of labor contracts may result in increased costs or charges to the Company.

In addition, the decision by the Company to terminate its participation in a multiemployer pension plan covering unionized employees at certain facilities, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Multiemployer pension withdrawal expense,” may trigger additional liabilities. Even after the Company has withdrawn from the plan, if a plan termination or mass withdrawal occurs within three years of the Company’s withdrawal, the Company’s withdrawal liability may be larger than is currently estimated.

The Company’s foreign operations are subject to political, investment, currency, regulatory and other risks that could hinder it from transferring funds out of a foreign country, delay its debt service payments, cause its operating costs to increase and adversely affect its results of operations.

The Company presently operates in 26 countries in the Americas, Europe, Asia and Australia and intends to continue expanding its global operations. As a result, the Company is subject to various risks associated with operating in numerous foreign countries, such as:

·	local economic and market conditions;

·	political, social and economic instability;

·	war, civil disturbance or acts of terrorism;

·	taking of property by nationalization or expropriation without fair compensation;

·	adverse or unexpected changes in government policies and regulations;

·	imposition of limitations on conversions of foreign currencies into U. S. dollars or remittance of dividends and other payments by foreign subsidiaries;

·	imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

·	rapidly rising inflation in certain foreign countries; and

·	impositions or increase of investment and other restrictions or requirements by foreign governments.

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

The Company is highly dependent upon the continued service and performance of the its senior management team and other key employees, in particular David A. Schawk, its Chief Executive Officer, Eric N. Ashworth, its President, A. Alex Sarkisian, its Senior Executive Vice President, and Timothy J. Cunningham, its Chief Financial Officer. The loss of any of these officers may significantly delay or prevent the achievement of the Company’s business objectives.

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

The market price of the Company’s common stock can be volatile and may experience broad fluctuations over short periods of time. From January 1 through December 31, 2012, the high and low sales price of its common stock on the New York Stock Exchange ranged from $14.60 to $10.51, and the Company’s stock price experienced more significant volatility in 2011. See the market price information under the caption “Stock Prices” under “Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The market price of the Company’s common stock may continue to experience strong fluctuations due to unexpected events affecting the Company, variations in its operating results, analysts’ earnings estimates or investors’ expectations concerning its future results and its business generally, and such fluctuations may be exacerbated by limited market liquidity as a significant number of the Company’s outstanding shares are held by the Schawk family. In addition, the market price of its common stock may fluctuate due to broader market and industry factors, such as:

·	adverse information about, or the operating and stock price performance of, other companies in the Company’s industry or companies that comprise its client base, such as consumer products companies;

·	deterioration or adverse changes in general economic conditions;

·	continued high levels of volatility in the stock markets due to, among other things, disruptions in the capital and credit markets; and

·	announcements of new clients or service offerings by the Company’s competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, the Company owns or leases the following office and operating facilities, in the respective business segment:

Location	Square Feet	Owned/ Leased	Purpose	Lease Expiration Date	Operating Segment
Atlanta, Georgia	28,700	Leased	Operating Facility	March, 2017	Americas
Antwerp, Belgium	39,000	Owned	Operating Facility	N/A	Europe
Battle Creek, Michigan	7,300	Leased	Operating Facility	January, 2014	Americas
Bristol, U.K.	7,700	Leased	Vacant	September, 2014	Europe
Brussels, Belgium	4,800	Leased	Operating Facility	February, 2013	Europe
Brussels, Belgium	2,400	Leased	Operating Facility	January, 2022	Europe
Chennai, India	18,700	Leased	Operating Facility	October, 2014	Asia Pacific
Chicago, Illinois	68,100	Leased	Operating Facility	December, 2017	Americas
Chicago, Illinois	42,000	Leased	Vacant	June, 2019	Americas
Chicago, Illinois	58,800	Leased	Operating Facility	September, 2015	Americas
Cincinnati, Ohio	74,200	Leased	Operating Facility	August, 2014	Americas
Cincinnati, Ohio	32,600	Leased	Operating Facility	June, 2015	Americas
Cincinnati, Ohio	25,500	Leased	Operating Facility	November, 2014	Americas
Crystal Lake, Illinois	5,900	Owned	Vacant	N/A	Americas
Des Plaines, Illinois	18,200	Owned	Executive Offices	N/A	Corporate
Des Plaines, Illinois	54,800	Leased	Operating Facility	March, 2014	Americas
Hilversum, Netherlands	5,300	Leased	Operating Facility	October, 2016	Europe
Hong Kong, Hong Kong	2,300	Leased	Operating Facility	February, 2013	Asia Pacific
Kalamazoo, Michigan	67,000	Owned	Operating Facility	N/A	Americas
Leeds, U.K.	4,400	Leased	Operating Facility	December, 2013	Europe
London, U.K.	42,700	Leased	Operating Facility	March, 2015	Europe
Los Angeles, California	100,500	Owned	Operating Facility	N/A	Americas
Manchester, U.K.	45,200	Leased	Operating Facility	September, 2023	Europe
Melbourne, Australia	1,200	Leased	Operating Facility	November, 2014	Asia Pacific
Minneapolis, Minnesota	31,000	Owned	Operating Facility	N/A	Americas
Mississauga, Canada	58,000	Leased	Operating Facility	December, 2014	Americas
Mt. Olive, New Jersey	7,600	Leased	Operating Facility	September, 2017	Americas
New Berlin, Wisconsin	43,000	Leased	Operating Facility	June, 2013	Americas
New York, New York	15,000	Leased	Operating Facility	Month-to-month	Americas
New York, New York	5,000	Leased	Operating Facility	April, 2015	Americas
Newcastle, U.K.	17,800	Leased	Operating Facility	September, 2015	Europe
Northbrook, Illinois	36,200	Leased	Operating Facility	November, 2014	Americas
North Sydney, Australia	8,600	Leased	Operating Facility	September, 2017	Americas
Paris, France	7,300	Leased	Operating Facility	June, 2021	Europe
Penang, Malaysia	38,000	Owned	Operating Facility	N/A	Asia Pacific
Queretaro, Mexico	18,000	Owned	Operating Facility	N/A	Americas
Redmond, Washington	24,200	Leased	Operating Facility	April, 2017	Americas
San Francisco, California	20,100	Leased	Operating Facility	August, 2013	Americas
San Francisco, California	13,500	Leased	Operating Facility	October, 2014	Americas
São Paulo, Brazil	2,200	Leased	Operating Facility	October, 2016	Americas
Seoul, South Korea	1,200	Leased	Operating Facility	November, 2013	Asia Pacific
Shanghai, China	22,100	Leased	Operating Facility	December, 2015	Asia Pacific
Shanghai, China	22,100	Leased	Operating Facility	August, 2018	Asia Pacific
Shenzhen, China	1,900	Leased	Operating Facility	December, 2013	Asia Pacific
Singapore, Singapore	7,700	Leased	Operating Facility	November, 2013	Asia Pacific
Stamford, Connecticut	20,000	Leased	Operating Facility	August, 2013	Americas
Sterling Heights, Michigan	26,400	Leased	Operating Facility	December, 2013	Americas
Swindon, U.K.	39,000	Leased	Subletting	September, 2018	Europe
Tokyo, Japan	7,000	Leased	Operating Facility	August, 2013	Asia Pacific
Toronto, Canada	13,600	Leased	Operating Facility	February, 2013	Americas
Waterbury, Vermont	1,100	Leased	Operating Facility	November, 2013	Americas
York, U.K.	2,300	Leased	Operating Facility	Month-to-month	Europe

Item 3. Legal Proceedings

From time to time, the Company has been a party to routine pending or threatened legal proceedings and arbitrations. The Company insures some, but not all, of its exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider the exposure from any pending litigation to be material to the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices

The Company’s Class A common stock is listed on the New York Stock Exchange under the symbol “SGK”. The Company had approximately 818 stockholders of record as of February 27, 2013.

Set forth below are the high and low sales prices for the Company’s Class A common stock for each quarterly period within the two most recent fiscal years.

	2012	2011
Quarter Ended	High /Low	High /Low

March 31	$14.55-10.51	$21.06-17.74
June 30	13.98-10.57	19.66-15.64
September 30	14.50-10.80	17.79 -9.86
December 31	14.60-10.55	14.64 -8.88

Dividends Declared Per Class A Common Share
Quarter Ended	2012	2011

March 31	$0.08	$0.08
June 30	0.08	0.08
September 30	0.08	0.08
December 31	0.08	0.08

Total	$0.32	$0.32

The Company maintained quarterly dividends at the rate of $0.08 throughout 2011 and 2012. The Company expects quarterly dividends at this rate to continue throughout 2013, subject to declaration by the Board of Directors and its discretion to increase, decrease or eliminate such dividends.

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

                         Comparison of 5 Year Cumulative Total Return
           Assumes Initial Investment of $100*

*Assumes $100 invested at the close of trading 12/07 in Schawk, Inc. common stock, Russell 2000 Index, and Morgan Stanley Consumer Index . Cumulative total return assumes reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2012, relating to equity compensation plans of the Company pursuant to which Common Stock is authorized for issuance (shares in thousands).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by security holders	1,820	$15.08	1,967

Equity compensation plans not approved by security holders	--	--	--

Total	1,820	$15.08	1,967

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Company common stock per year, subject to the Company’s compliance with the covenants of its credit facility. The Company did not repurchase any shares during the year ended December 31, 2012. During the year ended December 31, 2011, the Company repurchased 322,241 shares of its common stock at an average price per share of $12.55. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the years ended December 31, 2012 and December 31, 2011, 5,089 and 2,770 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding.

Item 6. Selected Financial Data

	Year Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008

Consolidated Statements of Comprehensive Income (Loss) Information
Net sales	$460,730	$455,293	$460,626	$452,446	$494,184
Operating income (loss)	$(30,660)	$27,318	$49,566	$35,784	$(56,555)
Net income (loss)	$(23,416)	$20,611	$32,420	$19,497	$(60,006)
Earnings (loss) per common share :
Basic	$(0.90)	$0.80	$1.27	$0.78	$(2.24)
Diluted	$(0.90)	$0.79	$1.25	$0.78	$(2.24)

Consolidated Balance Sheet Information
Total assets	$458,821	$479,513	$449,859	$416,219	$440,353
Long-term debt	$78,724	$73,737	$37,080	$64,707	$112,264

Other Data
Cash dividends per common share	$0.32	$0.32	$0.20	$0.0625	$0.13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained herein and in “Item 1. Business” that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and, specifically, market conditions for the consumer products industry in the U.S. and abroad; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and cost reduction plans and to realize anticipated cost savings; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls and the discovery of any future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than anticipated costs or lower than anticipated benefits associated with the Company’s ongoing information technology and business process improvement initiative or unanticipated costs or difficulties associated with integrating acquired operations; any impairment charges due to declines in the value of the Company’s fixed and intangible assets, including goodwill; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any of these statements in light of future events.

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

Generally, the Company or a third party creates an image and then the image is manipulated to enhance the color and to prepare it for print. The applications vary from consumer product packaging, including food and beverage packaging images, to retail advertisements in newspapers, including freestanding inserts (FSIs), magazine advertisements and the internet. The graphics process is generally the same regardless of the application. The following steps in the graphics process must take place to produce a final image:

·	Strategic Analysis
·	Planning and Messaging
·	Conceptual Design
·	Content Creation
·	File Building
·	Retouching
·	Art Production
·	Pre-Media

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

In 2012, approximately 7.8 percent of the Company’s total revenues came from its largest single client. While the Company seeks to build long-term client relationships, revenues from any particular client can fluctuate from period to period due to the client’s purchasing patterns. Any termination of or significant reduction in the Company business relationship with any of its principal clients could have a material adverse effect on its business, financial condition and results of operations.

During 2013, the Company expects to continue to implement operational and work force alignment actions, including continuing to focus on realigning the Company’s management and organizational structure to provide, among other things, greater consistency and more common approaches to the services the Company provides to its clients. While the Company anticipates these actions will benefit the Company and its clients, changes to its organizational structure also may result in increased or unanticipated short-term costs due to the realignment of responsibilities, roles and personnel functions.

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

Lipson Associates, Inc. and Laga, Inc. Effective October 19, 2011, the Company acquired substantially all of the assets of Lipson Associates, Inc. and Laga, Inc., which does business as Brandimage – Desgrippes & Laga (“Brandimage”) and the assumption of certain trade account and business related liabilities. Brandimage provides services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage operates in Chicago, Cincinnati, Paris, Brussels, Shanghai, Seoul and Hong Kong. Brandimage operates in conjunction with Schawk's current brand development capabilities, which are performed under its Anthem Worldwide brand. The net assets and results of operations of Brandimage are included in the Consolidated Financial Statements as of October 19, 2011 in the Americas, Europe and Asia Pacific operating segments. The purchase price was $24.6 million, consisting of $27.0 million paid in cash at closing, less $2.4 million received for a net working capital adjustment.

Real Branding LLC. Effective November 10, 2010, the Company acquired Real Branding LLC (“Real Branding”), a United States - based digital marketing agency. Real Branding provides digital marketing services to consumer product and entertainment clients through its locations in San Francisco and New York. The net assets and results of operations of Real Branding are included in the Consolidated Financial Statements as of November 10, 2010 in the Americas operating segment. This business was acquired to strengthen the Company’s ability to offer integrated strategic, creative and executional services across digital consumer touchpoints. The purchase price was $9.6 million, which included $3.4 million originally recorded as an estimated liability to the sellers for contingent consideration based on performance of the business for the years 2011 through 2014. The Company has determined, based on actual performance and current future projections, that no contingent consideration will be payable for any of the years covered by the acquisition agreement.

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

Financial Results Overview

Net sales increased $5.4 million or 1.2 percent for the year ended December 31, 2012 to $460.7 million from $455.3 million for 2011. The sales increase in 2012 compared to the prior year reflects an increase in sales from the Company’s consumer products packaging accounts partially offset by a decrease in sales from the Company’s advertising and retail and entertainment accounts. The sales increase in 2012 attributable to the increase in sales from acquisitions during 2012 compared to 2011 was $22.5 million, or 4.9 percent of total sales. Excluding the impact of acquisitions, revenue would have decreased by $17.1 million or 3.8 percent. Sales in 2012 compared to the prior year were negatively impacted by changes in foreign currency translation rates of approximately $3.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Europe and Asia Pacific segments in 2012 compared to the prior year, but were partially offset by a small decrease in sales in the Americas segment of $0.2 million, or 0.1 percent. The Europe segment increased by $8.5 million, or 11.3 percent and the Asia Pacific segment increased by $5.2 million, or 15.5 percent. The Company’s inventories, composed principally of the cost of unbilled client services, decreased by $2.6 million at December 31, 2012 compared to December 31, 2011.

Cost of sales was $303.5 million, or 65.9 percent of sales, in 2012, an increase of $10.5 million, or 3.6 percent, from $293.0 million, or 64.4 percent of sales, in 2011. The increase in cost of sales during 2012 compared to 2011 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Gross profit decreased by $5.0 million or 3.1 percent in 2012 to $157.3 million from $162.3 million in 2011. The decline in gross profit in 2012 compared to the prior year is attributable to the increased cost of sales year-over-year as mentioned above, partially offset by a small increase in net sales. Gross profit in the Americas operating segment decreased by $8.5 million or 6.9 percent. Gross profit in the Europe operating segment increased by $2.5 million or 9.9 percent and increased in the Asia Pacific operating segment by $1.0 million or 6.6 percent.

The Company recorded an operating loss of $30.7 million in 2012 compared to an operating profit of $27.3 million in 2011, a decrease of $58.0 million. A significant portion of the operating loss in 2012 is attributable to a charge of $31.5 million related to the Company’s decision to withdraw from a multiemployer pension plan, compared to pension plan withdrawal liability charges of $1.8 million recorded in 2011, an increase in expense year-over-year of $29.6 million. The remainder of the operating loss in 2012 compared to the prior year’s operating income was due to lower gross profit in 2012 compared to the prior year as well as increases in expenses as further described below:

Selling, general and administrative expenses increased $10.8 million, or 8.8 percent, in 2012 to $132.8 million from $122.0 million in 2011. Included in selling, general and administrative expenses for 2011 is a credit to income of approximately $3.3 million for a reduction in estimated contingent consideration payable related to the Company’s 2010 acquisition of Real Branding compared to a credit to income of approximately $0.2 million in 2012 for the reversal of the remaining estimated contingent consideration payable for this acquisition. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company. In addition, selling, general and administrative expenses for 2011 were reduced by approximately $1.0 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. This compares to an expense of approximately $0.5 million in 2012 for reserve increases for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for a reduction in an employment tax reserve related to an acquisition completed in 2008 and for which the statute of limitations has partially expired. This compares to a credit to income of approximately $0.4 million in 2012 for a further reduction in this employment tax reserve due to additional statute of limitations lapses. Excluding the effect of these credits to income in each respective year, the increase in selling, general and administrative expenses in 2012 compared to 2011 is principally due to increases in employee-related costs.

Business and systems integration expenses related to the Company’s information technology and business process improvement initiative increased $3.6 million to $12.1 million in 2012 from $8.5 million in 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $5.4 million in 2012 compared to $1.5 million in 2011. In addition, the Company recorded $4.4 million for impairment of long-lived assets in 2012, of which $3.8 million related to customer relationship intangible assets at Company locations being restructured where projected cash flows did not support the carrying value of the assets and $0.6 million for fixed assets, principally for real estate that was written down to its estimated market value. In 2011, there were impairment charges of less than $0.1 million. The Company recorded a net loss of $1.8 million on foreign exchange exposures in 2012 as compared to a net loss of $1.1 million in 2011.

The Company recorded an income tax benefit of $10.8 million in 2012 compared to an income tax expense of $1.5 million in the prior year. The effective tax rate was 31.5 percent for 2012 compared to an effective tax rate of 6.8 percent in 2011.

In 2012, the Company recorded a net loss of $23.4 million, or $0.90 per diluted share, as compared to net income of $20.6 million, or $0.79 per diluted share, in 2011. The decrease in profitability, year-over-year, is principally due to increased expenses related to the Company’s multiemployer pension plan withdrawal liability, information technology and business process improvement initiatives, the ongoing acquisition integration and restructuring efforts and the impairment of long-lived assets recorded in 2012, coupled with relatively flat sales compared to the prior year.

Goodwill impairment

The Company’s intangible assets not subject to amortization consist entirely of goodwill. The Company performs a goodwill impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1 each year.

The Company performed the required goodwill impairment tests for 2012 and 2011 as of October 1, 2012 and October 1, 2011, respectively. The Company allocated its goodwill on a geographic basis to its operating segments, which were determined to be reporting units for goodwill impairment testing. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no impairment of the goodwill for either year.

Cost reduction and capacity utilization actions

Beginning in 2008 and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for 2012 was $5.4 million and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The expense for the years 2008 through 2012 and the cumulative expense since the cost reduction program’s inception was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Year ended December 31, 2012	$4.4	$0.9	$0.1	$--	$5.4
Year ended December 31, 2011	0.8	0.6	--	0.1	1.5
Year ended December 31, 2010	1.3	0.5	--	0.5	2.3
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$15.8	$7.0	$1.3	$1.9	$26.0

It is estimated that cost savings resulting from the 2012 cost reduction actions was approximately $5.5 million for 2012 and will be approximately $16.6 million for 2013. Cost savings resulting from the 2011 cost reduction actions is estimated to have been approximately $2.0 million for 2011 and $5.0 million annually over the subsequent two-year period. Cost savings resulting from the 2010 cost reduction actions is estimated to have been approximately $4.9 million for 2010 and $10.9 million annually over the subsequent two-year period. Cost savings resulting from the 2009 cost reduction actions is estimated to have been approximately $8.9 million during 2009 and $15.6 million annually over the subsequent two-year period. Cost savings resulting from the 2008 cost reduction actions is estimated to have been approximately $7.4 million during 2008 and $21.9 million annually over the subsequent two-year period.

Multiemployer pension withdrawal expense

The Company has eight bargaining units in the United States that participate in the GCC/IBT National Pension Plan pursuant to a number of collective bargaining agreements. In December 2012, the Schawk Board of Directors authorized management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the pension plan. The decision to exit the plan was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability for its withdrawal from the pension plan of $31.7 million, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41.2 million, payable $2.1 million per year over a 20 year period, with the payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Comprehensive Income (Loss). The liability is included in Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2012.

In 2011, the Company decided to terminate participation in the San Francisco Lithographers Pension Trust and provided notification that it would no longer be making contributions to the plan. Under the Employee Retirement Income Security Act of 1974, the Company’s decision triggered a withdrawal liability. The Company recorded an estimated liability of $1.8 million as of December 31, 2011 to reflect this obligation. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense on the Consolidated Statements of Comprehensive Income (Loss). The liability, which is included in Accrued expenses on the Consolidated Balance Sheets as of December 31, 2011, was settled during 2012 with a cash payment of $1.6 million.

Impairment of long-lived assets

The following table summarizes the impairment of long-lived assets by asset category for the periods presented in this Form 10-K:

	Year Ended December 31,
(in millions)	2012	2011	2010

Intangible assets, other than goodwill	$3.8	$--	$--
Land and buildings	0.5	--	--
Other fixed assets	0.1	--	0.7

Total	$4.4	$--	$0.7

For the year ended December 31, 2012, impairment charges of $4.4 million are included in Impairment of long-lived assets on the Consolidated Statements of Comprehensive Income (Loss). The impairment of long-lived assets includes $3.8 million related to impairments of intangible assets and $0.6 million related to impairment of fixed assets. The intangible asset impairment charges are for customer relationship intangible assets at Company locations currently being restructured for which projected cash flows do not support the carrying values. The fixed asset impairment charges are comprised of $0.5 million related to Company-owned real estate which was written down to its estimated market value in anticipation of a sale expected to close in 2013 and $0.1 million related to production equipment.

In addition, for the year ended December 31, 2012, impairment charges of $0.2 million are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Comprehensive Income (Loss). These impairment charges relate to building improvements at Company facilities that are being combined with other operating facilities or shut-down and relate to the Company’s ongoing restructuring and cost reduction initiatives.

During 2011, charges of less than $0.1 million were recorded for impairment of long-lived assets. In addition, there were $0.3 million of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives which are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Comprehensive Income (Loss).

During 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in 2010 in the amount of $0.7 million, the net book value of the damaged equipment, which is included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss). The Company maintains insurance coverage for property loss, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. The loss sustained for the water-damaged production equipment was recovered by an insurance settlement during 2010, which was recorded as a reduction of Selling, general and administrative expenses on the Consolidated Statements of Comprehensive Income (Loss). See Item 8, Note 6 – Impairment of Long-lived Assets and Insurance Recoveries for additional information regarding this and other insurance recoveries.

Controls and Procedures

In connection with management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, management has concluded that its internal control over financial reporting was effective as of the end of such period. See Item 9A. “Controls and Procedures.”

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011:

Comparative Consolidated Statements of Comprehensive Income (Loss) Years Ended December 31, 2012 and 2011
(in thousands)	2012	2011	$ Change	% Change

Net sales	$460,730	$455,293	$5,437	1.2%
Cost of sales	303,480	293,009	10,471	3.6%
Gross profit	157,250	162,284	(5,034)	(3.1)%
Gross profit percentage	34.1%	35.6%

Selling, general and administrative expenses	132,795	122,031	10,764	8.8%
Multiemployer pension withdrawal expense	31,480	1,846	29,634	nm
Business and systems integration expenses	12,086	8,467	3,619	42.7%
Acquisition integration and restructuring expenses	5,370	1,470	3,900	nm
Impairment of long-lived assets	4,356	40	4,316	nm
Foreign exchange loss	1,823	1,112	711	63.9%
Operating income (loss)	(30,660)	27,318	(57,978)	nm
Operating margin percentage	(6.7)%	6.0%

Other income (expense):
Interest income	129	59	70	nm
Interest expense	(3,652)	(5,270)	1,618	(30.7)%

Income (loss) before income taxes	(34,183)	22,107	(56,290)	nm
Income tax provision (benefit)	(10,767)	1,496	(12,263)	nm

Net income (loss)	$(23,416)	$20,611	$(44,027)	nm

Effective income tax rate	31.5%	6.8%

Expressed as a percentage of Net sales:
Cost of sales	65.9%	64.4%	150	bp
Gross margin	34.1%	35.6%	(150)	bp
Selling, general and administrative expenses	28.8%	26.8%	200	bp
Multiemployer pension withdrawal expense	6.8%	0.4%	640	bp
Business and systems integration expenses	2.6%	1.9%	70	bp
Acquisition integration and restructuring expenses	1.2%	0.3%	90	bp
Impairment of long-lived assets	0.9%	--	90	bp
Foreign exchange loss	0.4%	0.2%	20	bp
Operating margin	(6.7)%	6.0%	(1,270)	bp

bp = basis points
nm = not meaningful

Net sales for 2012 were $460.7 million compared to $455.3 million for 2011, an increase of $5.4 million, or 1.2 percent. The sales increase in 2012 compared to the prior year reflects an increase in sales from the Company’s consumer products packaging accounts partially offset by a decrease in sales from the Company’s advertising and retail and entertainment accounts. The sales increase in 2012 attributable to the increase in sales from acquisitions compared to 2011 was $22.5 million, or 4.9 percent of total sales. Excluding the impact of acquisitions, revenue would have decreased by $17.1 million or 3.8 percent. Sales in 2012 compared to the prior year were negatively impacted by changes in foreign currency translation rates of approximately $3.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Europe and Asia Pacific segments in 2012 compared to the prior year, but were partially offset by a small decrease in sales in the Americas segment. The Americas segment decreased by $0.2 million, or 0.1 percent. The Europe segment increased by $8.5 million, or 11.3 percent and the Asia Pacific segment increased by $5.2 million, or 15.5 percent. The Company’s inventories, composed principally of the cost of unbilled client services, decreased by $2.6 million at December 31, 2012 compared to December 31, 2011.

Consumer products packaging accounts sales for 2012 were $366.6 million, or 79.6 percent of total sales, as compared to $346.2 million, or 76.0 percent of total sales, in the prior year, representing an increase of 5.9 percent. Retail and advertising accounts sales of $74.0 million in 2012, or 16.1 percent of total sales, decreased 8.8 percent from $81.2 million in the prior year. Entertainment account sales of $20.1 million in 2012, or 4.4 percent of total sales, decreased 28.0 percent from $27.9 million in 2011. During 2012, the Company continued to see measured progress with its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the year as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of sales was $303.5 million, or 65.9 percent of sales, in 2012, an increase of $10.5 million, or 3.6 percent, from $293.0 million, or 64.4 percent of sales, in 2011. The increase in cost of sales in 2012 compared to the prior year was mainly due to an increase in labor costs and fringe benefits, from $192.7 million in 2011 to $210.7 million in 2012, an increase of $18.0 million, reflecting the Company’s recent acquisitions and expansion of client service offerings. The increase in labor and fringe benefits in 2012 was partially offset by a decrease in production services purchased from outside contractors, from $30.9 million in 2011 to $26.3 million in 2012, a decrease in expense of $4.6 million, as well as small decreases in various other production overhead expenses during 2012.

Gross profit was $157.3 million, or 34.1 percent of sales, in 2012, a decrease of $5.0 million, or 3.1 percent, from $162.3 million, or 35.6 percent of sales, in 2011. The decline in gross profit in 2012 compared to the prior year is attributable to the increased cost of sales year-over-year as mentioned above, partially offset by a small increase in net sales. Gross profit in the Americas operating segment decreased by $8.5 million or 6.9 percent. Gross profit in the Europe operating segment increased by $2.5 million or 9.9 percent and increased in the Asia Pacific operating segment by $1.0 million or 6.6 percent.

Operating income (loss) decreased by $58.0 million to an operating loss of $30.7 million in 2012 from an operating income of $27.3 million in 2011. The operating loss percentage was 6.7 percent for 2012 compared to an operating income of 6.0 percent in 2011. A significant portion of the operating loss in 2012 is attributable to a charge of $31.5 million related to the Company’s decision to withdraw from a multiemployer pension plan, as further described below. The remainder of the operating loss in 2012 compared to the prior year’s operating income was due to the decrease in gross profit in 2012 compared to 2011 as well as increases in expenses as further discussed below.

Selling, general and administrative expenses increased $10.8 million, or 8.8 percent, in 2012 to $132.8 million from $122.0 million in 2011. Included in selling, general and administrative expenses for 2011 is a credit to income of approximately $3.3 million for a reduction in estimated contingent consideration payable related to the Company’s 2010 acquisition of Real Branding compared to a credit to income of approximately $0.2 million in 2012 for the reversal of the remaining estimated contingent consideration payable for this acquisition. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company. In addition, selling, general and administrative expenses for 2011 were reduced by approximately $1.0 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. This compares to an expense of approximately $0.5 million in 2012 for reserve increases for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for a reduction in an employment tax reserve related to an acquisition completed in 2008 and for which the statute of limitations has partially expired. This compares to a credit to income of approximately $0.4 million in 2012 for a further reduction in this employment tax reserve due to additional statute of limitations lapses. Excluding the effect of these credits to income in each respective year, the increase in selling, general and administrative expenses in 2012 compared to 2011 is principally due to increases in employee-related costs.

The Company recorded charges of $31.5 million in 2012 for multiemployer pension plan withdrawal liability compared to charges of $1.8 million recorded in 2011, an increase in expense of $29.6 million. The expense in 2012 is principally due to the Company’s decision to discontinue its participation in the GCC/IBT National Pension Plan. The decision to exit the plan was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan and to facilitate the consideration of future changes to the Company’s operations in the United States for its operating units that contribute to the plan. The $1.8 million expense in 2011 related to the Company’s decision to terminate participation in the San Francisco Lithographers Pension Trust.

Business and systems integration expenses, related to the Company’s information technology and business process improvement initiative, increased $3.6 million to $12.1 million in 2012 from $8.5 million in 2011. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, were $5.4 million in 2012 compared to $1.5 million in 2011. In addition, the Company recorded $4.4 million for impairment of long-lived assets in 2012, of which $3.8 million related to customer relationship intangible assets at Company locations being restructured where projected cash flows did not support the carrying value of the assets and $0.6 million for fixed assets, mainly for real estate that was written down to its estimated market value. In 2011, there were impairment charges of less than $0.1 million. The Company recorded a net loss of $1.8 million on foreign exchange exposures in 2012 as compared to a net loss of $1.1 million in 2011. The net loss on foreign exchange exposures includes unrealized losses related primarily to currency exposure from intercompany debt obligations of the Company’s foreign subsidiaries. In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, which resulted in expense for 2012 of $0.4 million, compared to $0.9 million of expense from hedging activities during 2011. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts.

Interest expense for 2012 was $3.7 million compared to $5.3 million for 2011, a decrease of $1.6 million, or 30.7 percent. The decrease in interest expense in 2012 compared to the prior year reflects $0.8 million of interest capitalized during 2012 in connection with the Company’s information technology and business process improvement initiative and lower interest rates resulting from the Company’s 2012 credit facility refinancing.

Income tax provision (benefit) was a $10.8 million benefit in 2012 compared to a $1.5 million provision for 2011. The effective tax rate was 31.5 percent for 2012 compared to an effective tax rate of 6.8 percent in 2011. The lower effective tax rate in 2011 is primarily due to the release of valuation allowances during 2011 and changes in the mix of domestic and foreign earnings.

Net income (loss) was a $23.4 million net loss in 2012 compared to $20.6 million of net income in 2011.

Other Information

Depreciation and amortization expense was $18.9 million for 2012 as compared to $18.1 million in 2011.

Capital expenditures for 2012 were $19.8 million compared to $24.7 million in 2011. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs.

The following table sets forth certain amounts, ratios and relationships from the Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011 and 2010:

Comparative Consolidated Statements of Comprehensive Income Years Ended December 31, 2011 and 2010
(in thousands)	2011	2010	$ Change	% Change

Net sales	$455,293	$460,626	$(5,333)	(1.2)%
Cost of sales	293,009	282,994	10,015	3.5%
Gross profit	162,284	177,632	(15,348)	(8.6)%
Gross profit percentage	35.6%	38.6%

Selling, general and administrative expenses	122,031	121,734	297	0.2%
Business and systems integration expenses	8,467	1,294	7,173	nm
Multiemployer pension withdrawal (income) expense	1,846	(200)	2,046	nm
Acquisition integration and restructuring expenses	1,470	2,244	(774)	(34.5)%
Foreign exchange loss	1,112	2,306	(1,194)	(51.8)%
Impairment of long-lived assets	40	688	(648)	(94.2)%
Operating income	27,318	49,566	(22,248)	(44.9)%
Operating margin percentage	6.0%	10.8%

Other income (expense):
Interest income	59	39	20	51.3%
Interest expense	(5,270)	(7,201)	1,931	(26.8)%

Income before income taxes	22,107	42,404	(20,297)	(47.9)%
Income tax provision	1,496	9,984	(8,488)	(85.0)%

Net income	$20,611	$32,420	$(11,809)	(36.4)%

Effective income tax rate	6.8%	23.5%

Expressed as a percentage of Net sales:
Cost of sales	64.4%	61.4%	300	bp
Gross margin	35.6%	38.6%	(300)	bp
Selling, general and administrative expenses	26.8%	26.4%	40	bp
Business and systems integration expenses	1.9%	0.3%	160	bp
Multiemployer pension withdrawal expense	0.4%	--	40	bp
Acquisition integration and restructuring expenses	0.3%	0.5%	(20)	bp
Foreign exchange loss (gain)	0.2%	0.5%	(30)	bp
Impairment of long-lived assets	--	0.1%	(10)	bp
Operating margin	6.0%	10.8%	(480)	bp

bp = basis points
nm = not meaningful

Net sales for 2011 were $455.3 million compared to $460.6 million for 2010, a decrease of $5.3 million, or 1.2 percent. The sales decline in 2011 compared to the prior year reflects a reduction in promotional activity from the Company’s retail and advertising and entertainment accounts, partially offset by an increase in sales from the Company’s consumer packaged goods accounts. Net sales decreased in 2011 compared to 2010 in the Americas segment by $14.4 million, or 3.6 percent, partially offset by an increase in sales in the Europe segment of $9.0 million or 13.6 percent and an increase in the Asia Pacific segment of $2.3 million, or 7.4 percent. Sales attributable to acquisitions for 2011 increased $9.7 million, or 2.1 percent of 2011 total sales. Excluding acquisitions, revenue would have decreased by $15.0 million or 3.3 percent. Sales in the current year compared to the prior year were positively impacted by changes in foreign currency translation rates of approximately $6.9 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Consumer products packaging accounts sales for 2011 were $346.2 million, or 76.0 percent of total sales, as compared to $343.1 million, or 74.5 percent of total sales, in the prior year, representing an increase of 0.9 percent. Retail and advertising accounts sales of $81.2 million in 2011, or 17.8 percent of total sales, decreased 8.2 percent from $88.4 million in the prior year. Contributing to the decline in retail and advertising account sales in 2011 compared to 2010 is a $3.2 million decline in revenue related to the previously disclosed loss of a non-core retail client during the third quarter of 2010. Entertainment account sales of $27.9 million in 2011, or 6.1 percent of total sales, decreased 4.1 percent from $29.1 million in 2010. During 2011, the Company continued to see measured progress with its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the year as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of sales was $293.0 million, or 64.4 percent of sales, in 2011, an increase of $10.0 million, or 3.5 percent, from $283.0 million, or 61.4 percent of sales, in 2010. The increase in cost of sales in 2011 compared to the prior year was mainly due to an increase in labor costs and fringe benefits, from $178.9 million in 2010 to $192.7 million in 2011, an increase of $13.9 million, reflecting the Company’s recent acquisitions and expansion of client service offerings. The increase in labor and fringe benefits in 2011 was partially offset by a decrease in production services purchased from outside contractors, from $37.1 million in 2010 to $30.9 million in 2011, a decrease in expense of $6.2 million. In addition, there were small increases in various other production overhead expenses during 2011.

Gross profit was $162.3 million, or 35.6 percent of sales, in 2011, a decrease of $15.3 million, or 8.6 percent, from $177.6 million, or 38.6 percent of sales, in 2010. The decline in gross profit in 2011 compared to the prior year is principally due to reduced operating leverage resulting from lower sales for 2011 compared to 2010 and lower margins from the Company’s recent acquisitions, as well as increases in employee-related costs.

Operating income decreased by $22.2 million or 44.9 percent in 2011 to $27.3 million from $49.6 million in 2010. The operating income percentage was 6.0 percent for 2011 compared to 10.8 percent in 2010. The decline in operating income in 2011 compared to the prior year is due in part to the decrease in gross profit in 2011 compared to 2010 as well as to the items discussed below.

Selling, general and administrative expenses increased $0.3 million, or 0.2 percent, in 2011 to $122.0 million from $121.7 million in 2010. Included in selling, general and administrative expenses for 2011 is a credit to income of approximately $3.3 million for a reduction in estimated contingent consideration payable related to the Company’s 2010 acquisition of Real Branding and a credit to income of approximately $0.8 million for a reduction in an employment tax reserve related to an acquisition completed in 2008 and for which the statute of limitations has partially expired. Also included in selling, general and administrative expenses for 2011 is a credit to income of approximately $0.8 million for the settlement of a lawsuit related to enforcement of a non-compete agreement with the former owner of a business acquired by the Company and a credit to income of approximately $1.0 million related to reserve reductions for certain of the Company’s vacant leased properties, for which changed circumstances required revisions in the estimates of future expenses related to the leases. Included in selling, general and administrative expenses for 2010 is a credit to income of approximately $2.9 million representing insurance recoveries, primarily for property losses and a directors’ and officers’ insurance settlement representing reimbursement of certain expenses related to the Company’s recently concluded SEC investigation. Excluding these credits to income in each respective year, the increase in selling, general and administrative expenses in 2011 compared to 2010 is principally due to increases in employee-related costs.

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

Segment Information

During 2011, the Company renamed its North America operating segment to Americas to reflect its expansion into South America.

Americas Segment

The following table sets forth Americas segment results for the years ended December 31, 2012, 2011 and 2010.

				2012 vs. 2011			2011 vs. 2010
				Increase (Decrease)			Increase (Decrease)
(in thousands)	2012	2011	2010	$	%		$	%

Net sales	$385,013	$385,230	$399,658	$(217)	(0.1)%		$(14,428)	(3.6)%
Cost of sales	$270,926	$262,652	$259,436	$8,274	3.2%		$3,216	1.2%
Gross profit	$114,087	$122,578	$140,222	$(8,491)	(6.9)%		$(17,644)	(12.6)%
Gross profit percentage	29.6%	31.8%	35.1%		(220)	bp		(330)	bp
Acquisition integration and restructuring expenses	$4,359	$809	$1,266	$3,550	nm		$(457)	(36.1)%
Foreign exchange loss	$185	$(109)	$202	$294	nm		$(311)	nm
Muliemployer pension withdrawal	$31,683	$--	$--	31,683	nm		$--	--
Impairment of long-lived assets	$2,425	$40	$688	$2,385	nm		$(648)	(94.2)%
Depreciation and amortization	$11,142	$11,013	$10,931	$129	1.2%		$82	0.8%
Operating income	$10,759	$50,638	$68,428	$(39,879)	(78.8)%		$(17,790)	(26.0)%
Operating margin	2.8%	13.1%	17.1%		(1,030)	bp		(400)	bp
Capital expenditure	$7,282	$7,254	$5,464	$28	0.4%		$1,790	32.8%
Total assets	$359,759	$361,189	$348,440	$(1,430)	(0.4)%		$12,749	3.7%

bp = basis points
nm = not meaningful

2012 compared to 2011

Net sales for the year ended December 31, 2012 for the Americas segment were $385.0 million compared to $385.2 million in the prior year, a decrease of $0.2 million or 0.1 percent. Sales contributed by acquisitions, mainly for Brandimage, totaled $14.6 million for 2012 compared to $2.5 million in the prior year, an increase of $12.1 million. Excluding the impact of sales contributed by acquisitions, sales in 2012 decreased by $12.3 million compared to 2011. Sales for 2012, as compared to the prior year’s period were negatively impacted by changes in foreign currency translation rates of approximately $0.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-US subsidiaries. The slight sales decline in 2012 compared to the prior year primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Cost of sales was $270.9 million, or 70.4 percent of sales, in 2012 compared to $262.7 million, or 68.2 percent of sales, in 2011, an increase of $8.3 million or 3.2 percent. The increase during 2012 was mainly due an increase in labor and fringe benefits reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $10.8 million, or 2.8 percent of sales, in 2012 compared to $50.6 million, or 13.1 percent of sales, in 2011, a decrease of $39.9 million. The decrease in operating income is principally due to the increase in costs year-over-year related to the multiemployer pension withdrawal of $31.7 million, acquisition integration costs of $3.6 million and $2.4 million of impairment of long-lived assets.

2011 compared to 2010

Net sales for the year ended December 31, 2011 for the Americas segment were $385.2 million compared to $399.7 million in the prior year, a decrease of $14.4 million or 3.6 percent. Sales contributed by acquisitions increased $6.1 million for 2011 compared to $0.8 million in the prior year. Sales for 2011, as compared to the prior year, benefited from an increase of $1.5 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to the local currencies of the Company’s non-US subsidiaries. The sales decline in 2011 compared to the prior year primarily reflects a reduction in promotional activity from the Company’s advertising and retail accounts, as well as a slower rate of new product introductions and packaging changes from the Company’s consumer packaged goods accounts as economic uncertainties continue.

Cost of sales was $262.7 million, or 68.2 percent of sales, in 2011 compared to $259.4 million, or 64.9 percent of sales, in 2010, an increase of $3.2 million or 1.2 percent. The increase during 2011 was mainly due to an increase in labor and fringe benefits reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $50.6 million, or 13.1 percent of sales, in 2011 compared to $68.4 million, or 17.1 percent of sales, in 2010, a decrease of $17.8 million. The decrease in operating income is principally due to the decrease in revenue year-over-year combined with an increase in production costs, as mentioned above.

Europe Segment

The following table sets forth Europe segment results for the years ended December 31, 2012, 2011 and 2010.

				2012 vs. 2011			2011 vs. 2010
				Increase (Decrease)			Increase (Decrease)
(in thousands)	2012	2011	2010	$	%		$	%

Net sales	$83,743	$75,257	$66,238	$8,486	11.3%		$9,019	13.6%
Cost of sales	$56,278	$50,277	$43,817	$6,001	11.9%		$6,460	14.7%
Gross profit	$27,465	$24,980	$22,421	$2,485	9.9%		$2,559	11.4%
Gross profit percentage	32.8%	33.2%	33.9%		(40)	bp		(70)	bp
Acquisition integration and restructuring expenses	$881	$586	$555	$295	50.3%		$31	5.6%
Foreign exchange loss	$207	$49	$242	$158	nm		$(193)	(79.8)%
Impairment of long-lived assets	$1,413	$--	$--	$1,413	nm		$--	--
Depreciation and amortization	$3,174	$2,903	$2,760	$271	9.3%		$143	5.2%
Operating income	$836	$6,419	$3,812	$(5,583)	(87.0)%		$2,607	68.4%
Operating margin	1.0%	8.5%	5.8%		(750)	bp		270	bp
Capital expenditure	$1,256	$1,813	$1,712	$(557)	(30.7)%		$101	5.9%
Total assets	$54,001	$62,476	$74,319	$(8,475)	(13.6)%		$(11,843)	(15.9)%

bp = basis points
nm = not meaningful

2012 compared to 2011

Net sales in the Europe segment for the year ended December 31, 2012 were $83.7 million compared to $75.3 million in the prior year, an increase of $8.5 million or 11.3 percent. Sales contributed by acquisitions totaled $10.2 million in 2012 compared to $2.2 million in the prior year, an increase of $8.0 million, mainly from the Brandimage acquisition. Excluding the sales attributable to acquisitions, sales would have increased by $0.5 million. Sales for 2012, as compared to 2011, were negatively impacted by changes in foreign currency translation rates of approximately $2.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales was $56.3 million, or 67.2 percent of sales, in 2012 compared to $50.3 million, or 66.8 percent of sales, in 2011, an increase of $6.0 million or 11.9 percent. The increase during 2012 was mainly due to an increase in labor and fringe benefits reflecting the Company’s recent acquisitions and expansion of client service offerings, as well as an increase in production services purchased from outside contractors and other Company locations.

Operating income was $0.8 million, or 1.0 percent of sales, in 2012 compared to $6.4 million, or 8.5 percent of sales in the prior year, a decrease of $5.6 million. The decrease in operating income in the current year compared to the prior year is due primarily to the previously mentioned increase in cost of sales and $1.4 million of impairment of long-lived assets recorded in 2012, as well as higher selling, general and administrative costs in 2012 relative to the prior year, mainly resulting from credits to income during 2011 for reserve adjustments that did not repeat in 2012.

2011 compared to 2010

Net sales in the Europe segment for the year ended December 31, 2011 were $75.3 million compared to $66.2 million in the prior year, an increase of $9.0 million or 13.6 percent. Sales contributed by acquisitions for 2011 increased $3.0 million compared to $0.2 million in the prior year, mainly from the Brandimage acquisition. Sales for 2011, as compared to 2010, benefited from an increase of $2.7 million resulting from changes in foreign currency translation rates, as the U.S. dollar decreased in value relative to certain of the local currencies of the Company’s non-U.S. subsidiaries. In addition, the Company’s United Kingdom operations contributed to the revenue increase with new accounts and increased volume from existing clients.

Cost of sales was $50.3 million, or 66.8 percent of sales, in 2011 compared to $43.8 million, or 66.1 percent of sales, in 2010, an increase of $6.5 million or 14.7 percent. The increase during 2011 was mainly due an increase in labor and fringe benefits reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $6.4 million, or 8.5 percent of sales, in 2011 compared to $3.8 million, or 5.8 percent of sales in the prior year, an increase of $2.6 million. The increase in operating income in the current year compared to the prior year is due primarily to the increase in revenue.

Asia Pacific Segment

The following table sets forth Asia Pacific segment results for the years ended December 31, 2012, 2011 and 2010.

				2012 vs. 2011			2011 vs. 2010
				Increase (Decrease)			Increase (Decrease)
(in thousands)	2012	2011	2010	$	%		$	%

Net sales	$38,923	$33,704	$31,393	$5,219	15.5%		$2,311	7.4%
Cost of sales	$23,225	$18,978	$16,404	$4,247	22.4%		$2,574	15.7%
Gross profit	$15,698	$14,726	$14,989	$972	6.6%		$(263)	(1.8)%
Gross profit percentage	40.3%	43.7%	47.8%		(340)	bp		(410)	bp
Acquisition integration and restructuring expenses	$129	$--	$(70)	$129	nm		$70	nm
Foreign exchange loss	$305	$63	$441	$242	nm		$(378)	(85.7)%
Depreciation and amortization	$1,534	$1,292	$1,208	$242	18.7%		$84	7.0%
Operating income	$2,124	$4,214	$4,855	$(2,090)	(49.6)%		$(641)	(13.2)%
Operating margin	5.5%	12.5%	15.5%		(700)	bp		(300)	bp
Capital expenditure	$1,611	$1,108	$1,924	$503	45.4%		$(816)	(42.4)%
Total assets	$27,193	$31,032	$23,903	$(3,839)	(12.4)%		$7,129	29.8%

bp = basis points
nm = not meaningful

2012 compared to 2011

Net sales in the Asia Pacific segment for the year ended December 31, 2012 were $38.9 million compared to $33.7 million in the prior year, an increase of $5.2 million or 15.5 percent. Sales contributed by acquisitions in 2012 totaled $3.0 million, compared to $0.6 million in 2011, an increase of $2.4 million, principally from the Brandimage acquisition. Sales for 2012, as compared to 2011, were negatively impacted by changes in foreign currency translation rates of approximately $0.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales was $23.2 million, or 59.7 percent of sales, in 2012 compared to $19.0 million, or 56.3 percent of sales, in 2011, an increase of $4.2 million or 22.4 percent. The increase during 2012 was mainly due to an increase in labor and fringe benefits reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $2.1 million in 2012, or 5.5 percent of sales, as compared to $4.2 million, or 12.5 percent of sales, in 2011, a decrease of 2.1 million or 49.6 percent. The decrease in operating income in the current period compared to the prior year’s period is due principally to the previously mentioned increase in production costs as well as increases in selling, general and administrative expenses partially offset by the increase in sales year-over-year.

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

Cost of sales was $19.0 million, or 56.3 percent of sales, in 2011 compared to $16.4 million, or 52.2 percent of sales, in 2010, an increase of $2.6 million or 15.7 percent. The increase during 2011 was mainly due to an increase in labor and fringe benefits reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $4.2 million in 2011, or 12.5 percent of sales, as compared to $4.9 million, or 15.5 percent of sales, in 2010, a decrease of $0.6 million or 13.2 percent. The decrease in operating income was due in part to the impact of the Company’s efforts to enhance global production efficiencies, resulting in revised pricing for work done for other Schawk locations.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at December 31, 2012 was $83.0 million compared to $95.2 million at December 31, 2011 and $66.7 million at December 31, 2010. The increase in debt at year-end 2011 reflects additional borrowing to fund the Brandimage acquisition.

As of December 31, 2012, the Company had $9.7 million in consolidated cash and cash equivalents, compared to $13.7 million at December 31, 2011 and $36.9 million at December 31, 2010. The Company’s non-U.S. cash balances were $6.7 million at December 31, 2012, compared to $13.7 million at December 31, 2011 and $36.7 million at December 1, 2010. The decrease in cash and cash equivalents at December 31, 2012 compared to December 31, 2011 reflects the Company’s efforts to minimize cash on hand in order to pay down its revolving credit facility. The decrease in cash during 2011 reflects a $26.7 million loan in January 2011 from the Company’s foreign subsidiaries to the United States that was used to reduce the Company’s revolving credit balance and private placement debt. During 2010, the Company had accumulated cash in its foreign subsidiaries.

Cash provided by operating activities. Cash provided by operating activities was $31.1 million in 2012 compared to $9.5 million in 2011. The cash provided by operating activities in 2012 compared to 2011 reflects the decrease in net income, from net income of $20.6 million for 2011 to a net loss of $23.4 million for 2012. The cash decrease attributable to the decline in net income year-over-year was partially offset by increases in non-cash expenses in 2012. The 2012 period includes a $4.4 million non-cash charge for impairment of long-lived assets as well as higher non-cash expenses for depreciation and stock based compensation as compared to the prior period. The cash provided from operations in 2012 also reflects changes in operating assets and liabilities that increased operating cash by $38.3 million during 2012. The 2012 increase in operating assets and liabilities includes an increase in multiemployer pension withdrawal liability of $29.8 million, reflecting $31.7 million recorded as an estimated multiemployer pension withdrawal liability in 2012, partially offset by a $1.8 million settlement during 2012 of a multiemployer pension withdrawal liability recorded in 2011. In addition, the 2012 change in operating assets and liabilities includes a $5.7 million decrease in trade accounts payable, accrued expenses and other liabilities during 2012, reflecting a decrease in various accrued expenses and other liabilities. The 2012 change in operating assets and liabilities also reflects an increase in cash provided by operating activities attributable to a decrease in trade accounts receivable of $7.5 million, reflecting the Company’s improvement in cash collections, and a decrease in inventory, principally composed of the cost of unbilled client services, of $2.8 million. The cash provided by operating activities in 2012 also reflects a decrease in operating cash attributable to a $10.5 million deferred income tax benefit related primarily to the multiemployer pension withdrawal liability recorded in 2012.

Cash provided by operating activities was $9.5 million in 2011 compared to $49.0 million in 2010, representing a decrease of $39.5 million. The decrease in net income to $20.6 million for 2011 compared to net income of $32.4 million for 2010 contributed to the reduction of cash provided by operating activities. The remainder of the decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities that reduced operating cash by $30.9 million during 2011. The major component of the change in operating assets and liabilities during 2011 was a decrease in trade accounts payable, accrued expenses and other liabilities of $17.4 million, which included a $6.9 million decrease in trade accounts payable related to the timing of vendor payments, a $3.4 million decrease in certain acquisition-related liabilities and a $2.3 million decrease in the Company’s vacant property reserves, due in part to the Company’s reoccupation of leased space previously vacated. The change in operating assets and liabilities during 2011 also includes a decrease in multiemployer pension withdrawal liability, reflecting a $7.0 million payment of a multi-employer pension withdrawal liability during 2011 that was incurred and recorded as part of net income in a prior period. In addition, the 2011 change in operating assets and liabilities reflects a $2.4 million increase in inventory during the year.

Depreciation and intangible asset amortization expense in 2012 was $13.7 million and $5.2 million, respectively, as compared to $12.9 million and $5.2 million, respectively, in 2011 and $13.1 million and $4.6 million, respectively, in 2010.

Cash used in investing activities. Cash used in investing activities was $17.3 million in 2012 compared to $49.8 million in 2011. Capital expenditures were $19.8 million in 2012 compared to $24.7 million in 2011. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually. The decrease in cash used in investing activities during 2012 compared to 2011 reflects the decrease in capital expenditures during 2012 compared to 2011as well as a decrease in cash used for acquisitions. Cash paid for acquisitions in 2011 was $25.2 million, principally reflecting the acquisition of Brandimage. Cash received during 2012 related to acquisitions reflects $2.4 million received in 2012 for a net working capital adjustment related to the Brandimage acquisition.

Cash used in investing activities was $49.8 million in 2011 compared to $15.9 million in 2010. The increase in cash used in investing activities during 2011 includes an increase in capital expenditures to $24.7 million in 2011 from $12.2 million in 2010, reflecting an increase in capital expenditures related to the Company’s information technology and business process improvement initiative. In addition, cash used in investing activities in 2011 includes $25.2 million paid for acquisitions, principally for Brandimage, compared to $5.8 million paid for acquisitions in 2010. The cash used in investing activities in 2010 includes proceeds of $1.5 million from property loss insurance settlements.

Cash (used in) provided by financing activities. Cash used in financing activities in 2012 was $18.9 million compared to cash provided by financing activities of $17.8 million during 2011. The cash used in financing activities in 2012 reflects $12.4 million of net payments of debt compared to $28.6 million of net proceeds of debt during 2011. The Company received proceeds of $2.4 million from the issuance of common stock during 2012 compared to $1.2 million during 2011. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. The Company did not repurchase any shares of its common stock in 2012, whereas $4.1 million was used to repurchase shares during 2011. During 2012, the Company paid $0.9 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $8.3 million for 2012. Subject to a declaration at the discretion of the Board of Directors, the Company expects quarterly dividends at $0.08 per share to continue for 2013.

Cash provided by financing activities in 2011 was $17.8 million compared to cash used in financing activities of $10.5 million during 2010. The cash provided by financing activities in 2011 reflects $28.6 million of net proceeds from debt compared to $10.9 million of net payments of debt during 2010. The Company used $4.1 million to purchase shares of its common stock during 2011, whereas no shares were repurchased by the Company during 2010. The Company received proceeds of $1.2 million from the issuance of common stock during 2011 compared to $5.5 million in 2010, reflecting stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock were $8.2 million for 2011 compared to $5.1 million for 2010. The dividends paid in 2011 reflect a quarterly dividend of $0.08 per share. The dividends paid in 2010 reflect a quarterly dividend of $0.04 per share for the first three quarters and $0.08 per share for the fourth quarter.

Credit Facility and Senior Notes

Revolving Credit Facility

Prior Credit Facility. Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “2010 Credit Agreement”) with JPMorgan Chase Bank, N.A., in order to refinance its revolving credit facility. The 2010 Credit Agreement provided for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90.0 million, including a $10.0 million swing-line loan sub-facility and a $10.0 million sub-facility for letters of credit. Loans under the facility generally bore interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility were not subject to a minimum LIBOR floor. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent.

Amended and Restated Credit Facility. On January 27, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “2012 Credit Agreement”), among the Company, certain subsidiary borrowers of the Company, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent, in order to amend and restate the 2010 Credit Agreement that was scheduled to terminate on July 12, 2012.

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

At December 31, 2012, there was $39.5 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.44 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At December 31, 2012 there was $7.0 million of prime rate borrowings outstanding at an interest rate of approximately 4.50 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At December 31, 2012, there was $6.0 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.55 percent.

The 2012 Credit Agreement contains various customary affirmative and negative covenants and events of default. Under the terms of the 2012 Credit Agreement, the Company is no longer subject to restrictive covenants on permitted capital expenditures. Certain restricted payments, such as regular dividends and stock repurchases, are permitted provided that the Company maintains compliance with its minimum fixed-charge coverage ratio (with respect to regular dividends) and a specified maximum cash-flow leverage ratio (with respect to other permitted restricted payments). Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the 2012 Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The 2012 Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed-charge coverage ratio and a maximum cash-flow ratio. The 2012 Credit Agreement no longer contains the minimum consolidated net worth requirement that was a covenant under the 2010 Credit Agreement.

Amendment to the 2012 Credit Agreement. On September 12, 2012, the Company entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the 2012 Credit Agreement. The Credit Agreement Amendment amended the definition of “EBITDA” in the 2012 Credit Agreement to permit the Company, for purposes of calculating EBITDA for financial covenant compliance, to add back certain expenses associated with the Company’s enterprise resource planning system up to certain amounts as specified in the Credit Agreement Amendment.

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below.  The senior notes that were outstanding at December 31, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $4.3 million, is included on the December 31, 2012 Consolidated Balance Sheets as follows: $3.1 million is included in Current portion of long-term debt and $1.2 million is included in Long-term debt.

Amended and Restated Private Shelf Agreement. Concurrently with its entry into the 2012 Credit Agreement, on January 27, 2012, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain existing noteholders and note purchasers named therein (the “Private Shelf Agreement”), which provides for a $75.0 million private shelf facility for a period of up to three years (the “Private Shelf Facility”). At closing, the Company issued $25.0 million aggregate principal amount of its 4.38% Series F Senior Notes due January 27, 2019 (the “Notes”) under the Private Shelf Agreement, with a portion of the net proceeds being used to finance $20.2 million in principal payments due in 2012 under the Company’s then existing senior notes, including its 9.17% Series E Senior Notes that became due January 28, 2012.

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

Amendment to Note Purchase Agreement. Concurrently with the entry into the Private Shelf Agreement, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement, dated as of December 23, 2003, as amended (the “Note Purchase Agreement”), with the noteholders party thereto (the “Mass Mutual Noteholders”). The Fifth Amendment amended certain financial and other covenants in the Note Purchase Agreement so that such financial and other covenants are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. The Fifth Amendment also amended certain provisions contained in the Note Purchase Agreement to reflect that amounts due under existing senior notes issued to the Mass Mutual Noteholders are no longer secured.

Amendments to Private Shelf Agreement and Note Purchase Agreement.  Concurrently with its entry into the Credit Agreement Amendment, the Company entered into (i) the First Amendment (the “First Amendment”) to the Private Shelf Agreement and (ii) the Sixth Amendment (the “Sixth Amendment”) to the Note Purchase Agreement. The First Amendment and the Sixth Amendment amend the respective definitions of “EBITDA” in the Private Shelf Agreement and the Note Purchase Agreement to conform to the amended EBITDA definition contained in the Credit Agreement Amendment.

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at December 31, 2012. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded a withdrawal liability with an estimated present value of $31.7 million. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness.  See Item 8, Note 20 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In September 2012, the Company financed $1.1 million of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in June 2013. The total balance outstanding for insurance premiums at December 31, 2012 is $0.7 million and is included in Current portion of long-term debt on the December 31, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at December 31, 2012 is $0.3 million and is included in Current portion of long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at December 31, 2012 is $0.2 million and is included in Current portion of long-term debt.

Management believes that the level of working capital is adequate for the Company's liquidity needs related to normal operations both currently and in the foreseeable future, and that the Company has sufficient resources to support its operations, either through currently available cash and cash generated from future operations, or pursuant to its current credit facility. The Company’s ability to realize its near-term business objectives is subject to, among other things, its ability to remain in compliance with its covenants under its debt arrangements. Based on its 2012 business plan, which contains a number of assumptions related to economic trends and the Company’s business and operations, the Company presently expects to remain in compliance with its debt covenants for the foreseeable future; however compliance in 2013 and thereafter remains subject to many variables, including those described under “Risk Factors” contained in this report.

The Company operates in 26 countries. The Company currently believes that there are no political, economic or currency restrictions that materially limit the Company’s flexibility in managing its global cash resources.

Seasonality

The seasonal fluctuations in business generally result in lower revenues in the first quarter as compared to the other quarters of the year ended December 31.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash flows from its historically profitable operations have permitted the Company to re-invest in the business through capital expenditures and acquisitions of complementary businesses. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually. The Company’s revolving credit facility, which was amended and restated in January 2012, expires in four years and all of its long-term private placement debt matures over the next seven years. The Company’s total contractual obligations total approximately $173 million, including all debt obligations (see contractual obligation table below.) At this time, the Company believes that cash flow from operations and its continued ability to refinance its maturing debt obligations will be sufficient to finance the Company during the next five years, assuming no significant business acquisitions. If a significant acquisition is undertaken in the next five years, the Company would likely need to access the debt and equity markets to finance such an acquisition.

The following table summarizes the effect that minimum debt, lease and other material noncancelable commitments are expected to have on the Company’s cash flow in the future periods:

	Payments Due by Period
(in thousands)		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	years	years	years

Debt obligations	$82,986	$4,262	$1,229	$52,495	$25,000
Interest on debt (1)	7,229	1,425	2,245	2,190	1,369
Operating lease obligations	39,588	13,100	16,739	6,901	2,848
Purchase obligations (2)	40,200	13,773	12,026	9,578	4,823
Deferred compensation	2,500	31	31	28	2,410
Uncertain tax positions (3)	--	--	--	--	--

Total	$172,503	$32,591	$32,270	$71,192	$36,450

(1)
Reflects scheduled interest payments on fixed-rate debt. Variable-rate interest on approximately $52,495 of variable rate debt under its revolving credit agreement as of December 31, 2012 is excluded because regular interest payments are not scheduled and fluctuate depending on outstanding principal balance and market-rate interest levels.

(2)	Purchase obligations consist primarily of commitments relating to software maintenance, software hosting, consulting fees, and other purchase commitments.

(3)
As of December 31, 2012, the Company’s total liability for uncertain tax positions was $2,343, including $360 of accrued interest and penalties. It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $400 to $1,000.

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

Accounts Receivable. The Company’s clients are primarily consumer product manufacturers, advertising agencies, retailers, both grocery and non-grocery, and entertainment companies. Accounts receivable consist primarily of amounts due to Schawk from its normal business activities. The Company’s allowance for doubtful accounts is determined using assumptions of minimum reserve requirement percentages applied to the aging of the Company’s trade accounts receivable, along with specific reserves for known collection issues. For example, the aging-based portion of the Company’s reserve is determined by applying a 25 percent reserve to amounts overdue by more than 120 days, a 60 percent reserve to amounts overdue by more than 180 days and a 100 percent reserve for amounts overdue by more than 365 days. In the Company’s experience, this policy as supplemented by specific reserves for known collection issues, broadly captures the credit risk in its receivables. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $2.1 million was established at December 31, 2012, compared to an allowance of $1.9 million at December 31, 2011. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense.

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

The Company’s impairment losses in regard to long-lived assets have in recent years primarily related to surplus properties resulting from restructuring (i.e., facility consolidation) actions and customer relationship intangible assets. For significant losses, the Company estimates fair value based on market valuation studies performed by qualified third-party valuation experts. Assumptions used in estimating cash flows include among other things those assumptions concerning periods of operation and projections of revenues and costs of revenues, industry trends and market interest rates. There are inherent uncertainties associated with the judgments and estimates used in assessing asset impairment and it is possible that impairment charges recognized in a given period would differ if the assessment was made in a different period. During 2012, the Company recorded $4.4 million for impairment of long-lived assets, of which $3.8 million related to customer relationship intangible assets at Company locations being restructured where projected cash flows did not support the carrying value of the assets and $0.6 million for fixed assets, mainly for real estate that was written down to its estimated market value. The expense is reflected as an Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss) at December 31, 2012. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, resulting in future additional impairment charges.

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

The Company performed its 2012 and 2011 goodwill impairment tests as of October 1, 2012 and 2011, respectively, and determined that no impairment of goodwill was indicated for either year. For both years, the Company performed its annual impairment review on a geographic basis at the operating segment level. The Company has determined that its operating segments are also its reporting units for goodwill testing. Using projection of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit using the income approach (i.e. discounted cash flow, or “DCF”), as compared to the carrying value of each reporting unit. In addition, the Company utilized a market approach, which assumes that companies operating in the same industry will share similar characteristics and the company values will correlate to those characteristics, to validate the results of the income approach valuations. However, due to lack of comparable industry data, the Company ultimately relied on the income approach in arriving at the fair value of the reporting units. The DCF method was used due to company specific growth and profitability factors best captured in management’s projections, which are considered most representative of the future outlook for the reporting units.

The step one impairment analysis for the October 1, 2012 test indicated no potential impairment of the assigned goodwill. The following table summarizes the results of the Company’s step one impairment analysis as of October 1, 2012:

(in millions)	Americas	Europe	Asia Pacific	Total

Fair value of reporting unit	$277.1	$59.9	$28.4	$365.4
Carrying value of reporting unit	$229.9	$21.9	$18.1	$269.9
Percentage fair value over carrying value	20.5%	173.5%	56.9%	35.4%
Goodwill allocated to reporting unit	$188.7	$13.2	$9.7	$211.6

Based on the October 1, 2012 closing price of the Company’s common stock, the Company had a market capitalization of $339.8 million, compared to its estimated fair value of $365.4 million, which indicates an implied control premium of approximately 8 percent.

The discounted cash flow model used for the income valuation approach was based on the Company’s ten-year projections of operating income for each reporting unit. Projections for the first five years (2013-2017) were consistent with the Company’s five-year business plan as approved by the Company’s board of directors and utilized for financing discussions and transactions with current and prospective lenders. The Company’s ten year projection assumes revenue growth of 2 percent annually, with a commensurate increase in operating expenses. The discount rates used for the cash flow model varied from 14 percent to 18 percent, by reporting unit.

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

Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets arising from temporary differences and net operating losses will not be realized. Federal, state and foreign tax authorities regularly audit Schawk, like other multi-national companies, and tax assessments may arise several years after tax returns have been filed. The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

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

Exit Reserves. The Company records reserves for the consolidation of workforce and facilities of acquired companies. The exit plans are approved by company management prior to, or shortly after, the acquisition date. The exit plans provide for severance pay, lease abandonment costs and other related expenses. A change in any of the assumptions used to estimate the exit reserves that result in a decrease to the reserve would result in a decrease to goodwill. Any change in assumptions that result in an increase to the exit reserves would result in a charge to income. At December 31, 2012, the Company had exit reserves of approximately $0.3 million that were included in Accrued expenses and other long-term liabilities on the Consolidated Balance Sheets, for exit activities completed in 2005 and 2006, primarily for facility closure costs. Future increases or decreases in these reserves are possible, as the Company continues to assess changes in circumstance that would alter the future cost assumptions used in the calculation of the reserves. Exit reserves are adjusted when facts regarding a particular reserve have changed, indicating that the original reserve assumptions are no longer valid. For example, the sublease assumptions originally used in computing a reserve for a vacant leased property could become invalid because of a change in circumstances of a sublease tenant, requiring a recalculation of the correct reserve balance. However, the Company believes that, because the current exit reserves are diminishing, any further changes to the exit reserves would be immaterial to its consolidated financial statements. See Item 8, Note 2 – Acquisitions to the Consolidated Financial Statements for further discussion.

Multiemployer Pension Plans. The Company contributes to a number of multiemployer defined benefit plans under the terms of collective bargaining agreements that cover its union-represented employees. Management monitors financial exposure to the Company and the strength of participating plans under the Pension Protection Act Zone Status hierarchy. At the direction of the Schawk Board of Directors, Management may enter into good faith bargaining to exit participating plans if a plan is severely underfunded. The Company records liabilities to exit a participating plan when an exit becomes both probable and estimable.  Independent actuaries are engaged by the Company to estimate potential withdrawal liabilities.

During the fourth quarter of 2012, the Company recorded a $31.7 million withdrawal liability, which is the present value of the estimated future payments required for withdrawal discounted at a risk free rate.  See Item 8, Note 20 – Multiemployer Pension Plans to the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80). The amendments in ASU 2011-09 increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. This guidance requires that employer’s required contribution to the plan for the period be recognized as pension or postretirement benefit cost and that any contributions due as of the reporting date be recognized as a liability. The ASU requires employers to disclose a narrative description of the nature of the multiemployer pension plans and information about the employer’s participation in the plans. This description should indicate how risks of participating in the plans differ from those for a single-employer plan. For each “individually significant” multiemployer pension plan, the employer must present both qualitative and quantitative information (e.g., the plan’s legal name, details about contributions made, and the nature and effect of matters affecting the comparability of contributions) in a tabular disclosure. An employer that is not able to provide some of the quantitative information required by the ASU must disclose (1) what information has been omitted and (2) why it could not obtain the information. The amendments are effective for fiscal years ending after December 15, 2011. The disclosures required by ASU No. 2011-09 were adopted by the Company for the year ended December 31, 2011. See Note 20 – Multiemployer Pension Plans for further information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

The Company has $52.5 million of variable rate debt outstanding at December 31, 2012 and expects to use its variable rate credit facilities during 2013 and beyond primarily for general corporate purposes, cash flow needs, and, to the extent opportunities arise, acquisitions and investments. The debt is variable to the Euro currency, Canadian and U.S. prime rates. Assuming interest rate volatility in the future is similar to what has been seen in recent years, the Company does not anticipate that short-term changes in interest rates will materially affect its consolidated financial position, results of operations or cash flows. An adverse change of 10 percent in interest rates (from 3.0 percent at December 31, 2012 to 3.3 percent) would add approximately $0.2 million of interest cost annually based on the variable rate debt outstanding at December 31, 2012. The Company’s $29.3 million in outstanding fixed rate debt at December 31, 2012 is fixed at rates that range from 4.38 percent to 8.98 percent.

Foreign Exchange Exposure

The Company is subject to changes in various foreign currency exchange rates. The Company’s principal currency exposures relate to the British Pound, Canadian Dollar, Euro, Chinese Yuan Renminbi, Malaysian Ringgit, Japanese Yen, Indian Rupee and the Australian Dollar. The Company’s 2012 results of operations were negatively affected by an increase in the average value of the US dollar relative to most foreign currencies. An adverse change of 10 percent in exchange rates would have resulted in a decrease in sales of $14.8 million, or 3.2 percent, and a increase in loss before income taxes of $1.1 million, or 3.4 percent, for the year ended December 31, 2012.

For the years ended December 31, 2012 and December 31, 2011, the Company recorded pre-tax foreign exchange losses of $1.8 million and $1.1 million, respectively. These losses were recorded by international subsidiaries primarily for currency exposure arising from intercompany debt obligations. These losses are included in Foreign exchange loss in the Consolidated Statements of Comprehensive Income (Loss). In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts, designated as fair value hedges, during 2012. See Item 8, Note 19 – Derivative Financial Instruments for more information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Schawk, Inc.

We have audited the accompanying consolidated balance sheets of Schawk, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of Schawk, Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schawk, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Schawk, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

[/s/ Ernst & Young LLP]

Chicago, Illinois
March 7, 2013

Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$9,651	$13,732
Trade accounts receivable, less allowance for doubtful accounts of $2,052 in 2012 and $1,926 in 2011	93,696	99,967
Inventories	22,121	24,672
Prepaid expenses and other current assets	10,156	14,894
Income tax receivable	3,171	5,620
Deferred income taxes	235	682
Total current assets	139,030	159,567

Property and equipment, net	65,491	60,064
Goodwill, net	211,903	205,365
Other intangible assets, net:
Customer relationships	29,010	41,709
Other	633	354
Deferred income taxes	5,983	5,933
Other assets	6,771	6,521

Total assets	$458,821	$479,513

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,137	$18,366
Accrued expenses	57,080	60,636
Deferred income taxes	2,482	3,209
Income taxes	609	511
Current portion of long-term debt	4,262	21,442
Total current liabilities	82,570	104,164

Long-term liabilities:
Long-term debt	78,724	73,737
Deferred income taxes	3,208	13,476
Other long-term liabilities	43,536	14,211
Total long-term liabilities	125,468	101,424

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 31,172,666 and 30,766,517 shares issued at December 31, 2012 and 2011, respectively, 26,113,544 and 25,703,125 shares outstanding at December 31, 2012 and 2011, respectively	227	225
Additional paid-in capital	209,556	203,811
Retained earnings	93,897	125,619
Accumulated other comprehensive income, net	11,859	9,080
Treasury stock, at cost, 5,059,122 and 5,063,392 shares of common stock at December 31, 2012 and 2011, respectively	(64,756)	(64,810)
Total stockholders’ equity	250,783	273,925

Total liabilities and stockholders’ equity	$458,821	$479,513

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010

Net sales	$460,730	$455,293	$460,626
Cost of sales	303,480	293,009	282,994
Gross profit	157,250	162,284	177,632

Selling, general, and administrative expenses	132,795	122,031	121,734
Multiemployer pension withdrawal expense (income)	31,480	1,846	(200)
Business and systems integration expenses	12,086	8,467	1,294
Acquisition integration and restructuring expenses	5,370	1,470	2,244
Impairment of long-lived assets	4,356	40	688
Foreign exchange loss	1,823	1,112	2,306
Operating income (loss)	(30,660)	27,318	49,566

Other income (expense):
Interest income	129	59	39
Interest expense	(3,652)	(5,270)	(7,201)

Income (loss) before income taxes	(34,183)	22,107	42,404
Income tax provision (benefit)	(10,767)	1,496	9,984

Net income (loss)	$(23,416)	$20,611	$32,420

Earnings (loss) per share:
Basic	$(0.90)	$0.80	$1.27
Diluted	$(0.90)	$0.79	$1.25

Weighted average number of common and common equivalent shares outstanding:
Basic	25,924	25,790	25,465
Diluted	25,924	26,080	25,883

Dividends per Class A common share	$0.32	$0.32	$0.20

Net income (loss)	$(23,416)	$20,611	$32,420
Foreign currency translation adjustments	2,779	(2,167)	3,443

Comprehensive income (loss)	$(20,637)	$18,444	$35,863

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(23,416)	$20,611	$32,420
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,709	12,892	13,055
Amortization	5,208	5,165	4,556
Impairment of long-lived assets	4,356	40	688
Insurance settlement	--	--	(1,539)
Non-cash restructuring charge	246	287	--
Deferred income taxes	(10,524)	(1,159)	11,349
Amortization of deferred financing fees	301	606	674
Loss on sale of equipment	23	137	28
Stock-based compensation expense	3,129	2,098	1,886
Tax benefit from stock options exercised	(244)	(293)	(1,109)
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	7,471	(349)	(5,293)
Inventories	2,769	(2,393)	2,039
Prepaid expenses and other current assets	1,234	(818)	(921)
Trade accounts payable, accrued expenses and other liabilities	(5,669)	(17,387)	4,254
Multiemployer pension plan withdrawal liability	29,837	(7,004)	(350)
Income taxes refundable (payable)	2,626	(2,926)	(12,727)
Net cash provided by operating activities	31,056	9,507	49,010

Cash flows from investing activities
Proceeds from sales of property and equipment	31	157	547
Proceeds from insurance settlement	--	--	1,539
Purchases of property and equipment	(19,764)	(24,721)	(12,205)
Acquisitions, net of cash acquired	2,449	(25,232)	(5,798)
Other	--	--	3
Net cash used in investing activities	(17,284)	(49,796)	(15,914)

Cash flows from financing activities
Issuance of common stock	2,374	1,216	5,513
Proceeds from issuance of long-term debt	220,965	220,868	99,062
Payments of long-term debt including current portion	(233,362)	(192,257)	(109,960)
Tax benefit from stock options exercised	244	293	1,109
Payment of deferred financing fees	(857)	(21)	(1,171)
Cash dividends	(8,252)	(8,199)	(5,079)
Purchase of common stock	--	(4,053)	--
Net cash (used in) provided by financing activities	(18,888)	17,847	(10,526)

Effect of foreign currency rate changes	1,035	(715)	2,152

Net (decrease) increase in cash and cash equivalents	(4,081)	(23,157)	24,722
Cash and cash equivalents beginning of period	13,732	36,889	12,167

Cash and cash equivalents end of period	$9,651	$13,732	$36,889

Supplementary cash flow disclosures:
Dividends issued in the form of Class A common stock	$54	$51	$36
Cash paid for interest	$3,778	$3,840	$5,002
Cash paid (refunds received) for income taxes, net	$(3,524)	$5,224	$11,651

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements

Schawk, Inc.
Consolidated Statements of Stockholders’ Equity
    Years Ended December 31, 2010, 2011 and 2012
(In thousands, except share amounts)

	Class A Common Shares Outstanding	Class A Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders Equity

Balance at December 31, 2009	25,108,894	$220	$191,701	$85,953	$7,804	$(60,844)	$224,834
Net income	--	--	--	32,420	--	--	32,420
Foreign currency translation adjustment	--	--	--	--	3,443	--	3,443
Sale of Class A common stock	624,033	4	5,063	--	--	--	5,067
Tax benefit from stock options exercised	--	--	1,109	--	--	--	1,109
Stock issued under employee stock purchase plan	26,423	--	446	--	--	--	446
Stock-based compensation expense	--	--	1,886	--	--	--	1,886
Issuance of Class A common stock under dividend reinvestment program	1,984	--	--	(36)	--	36	--
Cash dividends	--	--	--	(5,079)	--	--	(5,079)
Balance at December 31, 2010	25,761,334	224	200,205	113,258	11,247	(60,808)	264,126
Net income	--	--	--	20,611	--	--	20,611
Foreign currency translation adjustment	--	--	--	--	(2,167)	--	(2,167)
Sale of Class A common stock	226,917	1	783	--	--	--	784
Tax benefit from stock options exercised	--	--	293	--	--	--	293
Stock issued under employee stock purchase plan	33,348	--	432	--	--	--	432
Stock-based compensation expense	--	--	2,098	--	--	--	2,098
Purchase of Class A treasury stock	(322,241)	--	--	--	--	(4,053)	(4,053)
Issuance of Class A common stock under dividend reinvestment program	3,767	--	--	(51)	--	51	--
Cash dividends	--	--	--	(8,199)	--	--	(8,199)
Balance at December 31, 2011	25,703,125	225	203,811	125,619	9,080	(64,810)	273,925
Net loss	--	--	--	(23,416)	--	--	(23,416)
Foreign currency translation adjustment	--	--	--	--	2,779	--	2,779
Sale of Class A common stock	373,091	2	1,969	--	--	--	1,971
Tax benefit from stock options exercised	--	--	244	--	--	--	244
Stock issued under employee stock purchase plan	33,058	--	403	--	--	--	403
Stock-based compensation expense	--	--	3,129	--	--	--	3,129
Issuance of Class A common stock under dividend reinvestment program	4,270	--	--	(54)	--	54	--
Cash dividends	--	--	--	(8,252)	--	--	(8,252)
Balance at December 31, 2012	26,113,544	$227	$209,556	$93,897	$11,859	$(64,756)	$250,783

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

Approximately 19 percent of total inventories in both 2012 and 2011 are determined on the last in, first out (“LIFO”) cost basis. The remaining raw materials inventories are determined on the first in, first out (“FIFO”) cost basis. The Company evaluates the realizability of inventories and adjusts the carrying value as necessary.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and is being depreciated and amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, ranging from 3 to 30 years.

Goodwill

Acquired goodwill is not amortized, but instead is subject to an annual impairment test and subject to testing at other times during the year if certain events occur indicating that the carrying value of goodwill may be impaired. Goodwill must be tested for impairment at the reporting unit level. For the purposes of the goodwill impairment test, the reporting units of the Company are defined on a geographic basis corresponding to the Company’s operating segments: Americas, Europe and Asia-Pacific.

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

The Company performs its annual goodwill impairment test as of October 1 each year. The Company performed its 2012 and 2011 goodwill test as of October 1, 2012 and 2011, respectively and determined that no potential impairment of goodwill was indicated.

Software Developed for Internal Use

The Company capitalizes certain direct development costs associated with internal-use computer software. These costs are incurred during the application development stage of a project and include external direct costs of services and payroll costs for employees devoting time to the software projects principally related to software coding, designing system interfaces and installation and testing of the software. The costs capitalized are primarily employee compensation and outside consultant fees incurred to develop the software prior to implementation. These costs are recorded as fixed assets in computer software and licenses and are amortized over a period of from three to seven years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Software Developed for Sale to Customers

All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are charged to expense when incurred. The costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized. Those costs include coding and testing performed subsequent to establishing technological feasibility.

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

During 2012, 2011 and 2010, the Company recorded $4,356, $40, and $688 of impairments related to long-lived assets, respectively. See Note 6 – Impairment of Long-lived Assets for more information.

Revenue Recognition

The Company derives revenue primarily from providing products and services to its clients on a custom-job basis. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is reasonably assured. The Company records a revenue accrual entry at each month-end for jobs that meet these four criteria, but which have not yet been invoiced to the client. Revenue for services is recognized when the services are provided to the customer.

The Company’s products and services are sold directly through its worldwide sales force and revenue is recognized at the time the products and/or services are delivered, either electronically or through traditional shipping methods, after satisfaction of all the terms and conditions of the underlying arrangement. When the Company provides a combination of products and services to clients, the arrangement is evaluated as a multiple-deliverable arrangement.

On January 1, 2011, the Company prospectively adopted the accounting standards update regarding revenue recognition for multiple-deliverable arrangements. These amendments allow a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial position and results of operations in 2011 or 2012. Adoption impacts in future periods will vary based upon the nature and volume of new or materially modified transactions but are not expected to have a significant impact on sales.

The Company also derives revenue through its Digital Solutions businesses from the sale of software, software implementation services, technical support services and managed application service provider services. In multiple-element software arrangements, the Company allocates revenue to each element based on its relative fair value. The fair value of any undelivered element is determined using vendor-specific objective evidence (“VSOE”) or, in the absence of VSOE for all elements, the residual method when VSOE exists for all of the undelivered elements. In the absence of fair value for a delivered element, the Company first allocates revenue based on VSOE of the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered elements cannot be determined, which is the case for the majority of the Company’s software revenue arrangements, the Company defers revenue for the delivered elements until undelivered elements are delivered and revenue is recognized ratably over the term of the underlying client contract, when obligations have been satisfied. For services performed on a time and materials basis where no other elements are included in the client contract, revenue is recognized upon performance once the revenue recognition criteria has been met.

Vendor Rebates

The Company has entered into agreements with several of its major suppliers for fixed rate discounts and volume discounts, primarily received in cash, on materials used in its production process. Some of the discounts are determined based upon a fixed discount rate, while others are determined based upon the purchased volume during a given period, typically one year. The Company recognizes the amount of the discounts as a reduction of the cost of materials either included in raw materials or work in process inventories or as a credit to cost of goods sold to the extent that the product has been sold to a customer. The Company recognizes the amount of volume discounts based upon an estimate of purchasing levels for a given period, typically one year, and past experience with a particular vendor. Some rebate payments are received monthly while others are received quarterly. Historically, the Company has not recorded significant adjustments to estimated vendor rebates.

Customer Rebates

The Company has rebate agreements with certain customers. The agreements offer discount pricing based on volume over a multi-year period. The Company accrues the estimated rebates over the term of the agreement. The Company accounts for changes in the estimated rebate amounts when it has been determined that the estimated sales for the rebate period have changed.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers for product shipments are recorded in Net sales in the Consolidated Statements of Comprehensive Income (Loss). Shipping and handling costs are included in inventory for jobs-in-progress and included in Cost of sales in the Consolidated Statements of Comprehensive Income (Loss) when jobs are completed and revenue is recognized.

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

Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Provision has not been made for United States income taxes on certain earnings of foreign subsidiaries that are considered to be permanently reinvested overseas.

The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. The Company addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company follows applicable guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosures of unrecognized tax benefits.

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

Fair Value Measurements

Fair value is defined  as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

For purposes of financial reporting, the Company has determined that the fair value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at December 31, 2012 and 2011, except as follows:

	December 31,
(in thousands)	2012	2011

Fair value of fixed-rate notes payable	$30,392	$25,263
Carrying value of fixed-rate notes payable	$29,301	$24,580

The carrying value of amounts outstanding under the Company’s revolving credit agreement is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s fixed rate notes payable is based on quoted market prices (Level 1 within the fair value hierarchy). Entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option for any of its financial assets or liabilities.

The Company’s multiemployer pension withdrawal liabilities and contingent purchase consideration relating to its 2010 acquisition of Real Branding are recorded at fair value and are categorized as Level 3 within the fair value hierarchy. The fair value of the multiemployer pension withdrawal liability was estimated using a present value analysis as of December 31, 2012. See Note 20 – Multiemployer Pension Plans for more information regarding the multiemployer pension withdrawal liability. The fair value analysis for the contingent purchase consideration considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate.  At December 31, 2012, the estimated fair value of the contingent purchase consideration is zero.

The following table summarizes the changes in the fair value of the Company’s contingent consideration during 2012:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2012	$239

Accretion of present value discount	6
Revaluation of estimated liability	(245)

Liability balance at December 31, 2012	$--

The following table summarizes the fair values as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Multiemployer pension withdrawal liability	$--	$--	$31,683	$31,683

During 2012 and 2011, the Company has undertaken restructuring activities, as discussed in Note 3 – Acquisition Integration and Restructuring, tested its goodwill as discussed in Note 7 – Goodwill and Other Intangible Assets, and recorded certain asset impairments as discussed in Note 6 – Impairment of Long-Lived Assets. These activities required the Company to perform fair value measurements, based on Level 3 inputs, on a non-recurring basis, on certain asset groups to test for potential impairment. Certain of these fair value measurements indicated that the asset groups were impaired and, therefore, the assets were written down to fair value. Once an asset has been impaired, it is not remeasured at fair value on a recurring basis; however, it is still subject to fair value measurements to test for recoverability of the carrying amount.

Derivative Financial Instruments and Hedging Activities

To mitigate the risk of fluctuations associated with certain balance sheet items, the Company has implemented a derivative financial instruments management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by volatility. The Company’s goal is to manage volatility by modifying the re-pricing characteristics of certain balance sheet items so that fluctuations are not, on a material basis, adversely affected by movements in the underlying factors. The Company may designate hedge accounting, for qualifying hedging instruments, based on the facts and circumstances surrounding a derivative financial instrument. In general, a derivative financial instrument is reported as an asset or a liability at its fair value. Changes in a derivative financial instrument’s fair value are reported in earnings unless the derivative has been designated in a qualifying hedging relationship for accounting purposes.  During 2012 and 2011, the Company entered into several forward contracts designated as fair value hedges at inception; however, as of May 2012, the Company discontinued its use of forward contracts and does not presently have hedges in place with regard to foreign currency.

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80). The amendments in ASU 2011-09 increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension and other postretirement benefits. The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans, and (4) the nature of the employer’s commitments to the plans. This guidance requires that employer’s required contribution to the plan for the period be recognized as pension or postretirement benefit cost and that any contributions due as of the reporting date be recognized as a liability. The ASU requires employers to disclose a narrative description of the nature of the multiemployer pension plans and information about the employer’s participation in the plans. This description should indicate how risks of participating in the plans differ from those for a single-employer plan. For each “individually significant” multiemployer pension plan, the employer must present both qualitative and quantitative information (e.g., the plan’s legal name, details about contributions made, and the nature and effect of matters affecting the comparability of contributions) in a tabular disclosure. An employer that is not able to provide some of the quantitative information required by the ASU must disclose (1) what information has been omitted and (2) why it could not obtain the information. The amendments are effective for fiscal years ending after December 15, 2011. The disclosures required by ASU No. 2011-09 were adopted by the Company for the year ended December 31, 2011. See Note 20 – Multiemployer Pension Plans for further information.

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

Brandimage is a leading branding and design network specializing in providing services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage has operations in Chicago, Cincinnati, Paris, Brussels, Shanghai, Seoul and Hong Kong. The net assets and results of operations of Brandimage are included in the Consolidated Financial Statements as of October 19, 2011 in all three of the Company’s operating segments: Americas, Europe and Asia Pacific. The Brandimage business was acquired to enhance the Company’s service offerings related to branding and design and operates in conjunction with Schawk's legacy brand development capabilities, which are performed under its Anthem Worldwide brand.

The purchase price of $24,562 consisted of $27,011 paid in cash at closing, less $2,449 received in the fourth quarter of 2012 for a net working capital adjustment. The Company funded the purchase price through a draw from its existing credit facility. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting company. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes.

A summary of the final fair values assigned to the acquired assets is as follows:

Accounts receivable	$4,939
Inventory	4,117
Prepaid expenses and other current assets	1,365
Income tax receivable	8
Property and equipment	482
Goodwill	18,930
Customer relationships	5,457
Trade name	729
Other assets	241
Trade accounts payable	(3,247)
Accrued expenses	(7,192)
Notes payable	(23)
Deferred income taxes	(247)
Other long term liabilities	(2,958)

Total cash paid, net of $1,961 cash acquired	$22,601

The weighted average amortization periods of the customer relationships intangible asset and the trade name intangibles asset is 8.0 years and 5.0 years, respectively. The intangible asset amortization expense related to the customer relationships intangible asset and the trade name intangible asset was $658 and $172, respectively, for the year ended December 31, 2012. The intangible asset amortization expense was $250 for the year ended December 31, 2011. The intangible asset amortization expense will be approximately $821 each year 2013 through 2015, $792 in 2016 and $677 in 2017. Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

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

Under the acquisition agreement, the purchase price may be increased by up to $6,000 if a specified target of earnings before interest, taxes, depreciation and amortization is achieved for the years 2011 through 2014 and is payable periodically during 2012 through 2015, based on actual future performance. Based on performance projections available at the date of the acquisition, the Company originally recorded estimated contingent consideration of $3,958, less a present value discount of $550. During the fourth quarter of 2011, it became apparent that the original performance projections would not be achieved and the Company reevaluated the estimated contingent consideration payable based on current expectations of the performance of the Real Branding business during 2012 through 2014. As a result of the reevaluation, the Company reduced the estimated contingent consideration payable as of December 31, 2011 to $264, less a present value discount of $25, resulting in a net reduction in the estimated contingent consideration payable of $3,320. The reduction in the net contingent consideration payable is included as a credit to Selling, general and administrative expenses for the year ended December 31, 2011 in the Consolidated Statements of Comprehensive Income (Loss).

During the third quarter of 2012, the Company initiated a restructuring program for the Real Branding locations and reevaluated its future performance projections for the business. As a result of the reevaluation, the Company now believes that the performance thresholds will not be met for any of the years 2012 through 2014 and no contingent consideration will be paid. Accordingly, the remaining contingent consideration liability of $264, less a present value discount of $19, was reversed as a credit to Selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss) during the third quarter of 2012.

In addition, as a result of the restructuring program initiated in the third quarter of 2012 and the reevaluation of the Real Branding business, the Company analyzed the recoverability of the remaining book value of the customer relationship intangible asset related to the Real Branding acquisition and determined that the projected cash flows did not support the carrying value of the asset. Accordingly, in the third quarter of 2012, the Company recorded an impairment charge of $2,350 to write-down the book value of the customer relationship intangible asset to its estimated fair value of $544. The impairment charge is included in Impairment of long-lived assets for the year ended December 31, 2012 in the Consolidated Statements of Comprehensive Income (Loss).

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 6.9 years. The intangible asset amortization expense was $471 for the year ended December 31, 2012, and will be approximately $127 per year in 2013 and 2014, approximately $124 in 2015, approximately $107 in 2016 and approximately $89 in 2017.

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

The weighted-average amortization period of the customer relationship and non-compete intangible assets is 8.8 years. The intangible asset amortization expense was $35 for the year ended December 31, 2012, and will be approximately $22 for 2013 through 2017.

Supplemental pro-forma information is not presented because the acquisition is considered to be immaterial to the Company’s consolidated financial statements.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserves related to the facility closures are being paid over the term of the leases, with the longest lease expiring in 2015. The adjustments recorded during 2012 are principally due to changes in expense assumptions for certain vacant facilities. The remaining reserve balance of $324 is included on the Consolidated Balance Sheets as of December 31, 2012 as follows: $120 is included in Accrued expenses and $204 is included in Other long-term liabilities.

The following table summarizes the reserve activity from 2010 through 2012

	Beginning of Period	Adjustments	Payments	End of Period

2010	$2,431	$(715)	$(936)	$780
2011	$780	$(246)	$(167)	$367
2012	$367	$44	$(87)	$324

Note 3 - Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses during the years 2009 through 2012.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the years ended December 31, 2012, 2011, and 2010 related to the cost reduction actions initiated during the years 2008 through 2012. The adjustments are comprised of reversals of previously recorded expense accruals and foreign currency translation adjustments. The remaining reserve balance of $5,755 is included on the Consolidated Balance Sheets at December 31, 2012 as follows: $3,814 in Accrued expenses and $1,941 in Other long-term liabilities.

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2009	$288	$3,924	$4,212
New accruals	39	226	265
Adjustments	(161)	311	150
Cash payments	(24)	(1,093)	(1,117)
Liability balance at December 31, 2010	142	3,368	3,510
New accruals	--	--	--
Adjustments	4	108	112
Cash payments	(146)	(687)	(833)
Liability balance at December 31, 2011	--	2,789	2,789
New accruals	--	--	--
Adjustments	--	562	562
Cash payments	--	(590)	(590)

Liability balance at December 31, 2012	$--	$2,761	$2,761

Actions Initiated in 2009
Liability balance at December 31, 2009	$925	$108	$1,033
New accruals	77	31	108
Adjustments	(198)	(128)	(326)
Cash payments	(700)	(11)	(711)
Liability balance at December 31, 2010	104	--	104
New accruals	21	--	21
Adjustments	(1)	--	(1)
Cash payments	(124)	--	(124)
Liability balance at December 31, 2011	--	--	--
New accruals	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at December 31, 2012	$--	$--	$--

Actions Initiated in 2010
Liability balance at December 31, 2009	$--	$--	$--
New accruals	1,616	--	1,616
Adjustments	(45)	--	(45)
Cash payments	(1,001)	--	(1,001)
Liability balance at December 31, 2010	570	--	570
New accruals	13	--	13
Adjustments	(37)	--	(37)
Cash payments	(138)	--	(138)
Liability balance at December 31, 2011	408	--	408
New accruals	10	--	10
Adjustments	8	--	8
Cash payments	(24)	--	(24)

Liability balance at December 31, 2012	$402	$--	$402

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2011
Liability balance at December 31, 2010	$--	$--	$--
New accruals	996	--	996
Adjustments	(22)	--	(22)
Cash payments	(849)	--	(849)
Liability balance at December 31, 2011	125	--	125
New accruals	--	--	--
Adjustments	(7)	--	(7)
Cash payments	(103)	--	(103)

Liability balance at December 31, 2012	$15	$--	$15

Actions Initiated in 2012
Liability balance at December 31, 2011	$--	$--	$--
New accruals	3,120	1,535	4,655
Adjustments	(26)	219	193
Cash payments	(1,704)	(567)	(2,271)

Liability balance at December 31, 2012	$1,390	$1,187	$2,577

The combined expenses for the cost reduction and restructuring actions initiated in 2008 through 2010, shown in the tables above, were $1,768 for the year ended December 31, 2010. In addition to these expenses, the Company recorded $476 for legal fees related to the Company’s restructuring activities during the year. For the year ended December 31, 2010, the total expense of $2,244 is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The combined expenses for the cost reduction and restructuring actions initiated in 2008 through 2011, shown in the tables above, were $1,082 for the year ended December 31, 2011. In addition to these expenses, the Company recorded $388 for impairment charges, relocation expenses, and legal fees related to the Company’s restructuring activities during the year. For the year ended December 31, 2011, the total expense of $1,470 is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The combined expenses for the cost reduction and restructuring actions initiated in 2008 through 2012, shown in the tables above, were $5,421 for the year ended December 31, 2012. In addition to these expenses, the Company recorded $246 related to leasehold improvements at facilities being combined or closed, $197 for consulting, retention and other costs associated with facilities being combined or closed, and reversed reserves totaling $494 related to unfavorable leases and accrued property tax. For the year ended December 31, 2012, the total expense of $5,370 is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The expense for the years 2008 through 2012 and the cumulative expense since the cost reductions program’s inception was recorded in the following operating segments:

	Americas	Europe	Asia Pacific	Corporate	Total

Year ended December 31, 2012	$4,359	$881	$129	$1	$5,370
Year ended December 31, 2011	809	586	--	75	1,470
Year ended December 31, 2010	1,266	555	(70)	493	2,244
Year ended December 31, 2009	3,614	1,400	992	453	6,459
Year ended December 31, 2008	5,701	3,552	248	889	10,390

Cumulative since program inception	$15,749	$6,974	$1,299	$1,911	$25,933

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

The pretax gain on sale of assets is recorded in Selling, general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2010. The operating results of the Cactus operation are not reported as discontinued operations because the impact on the Company’s consolidated financial statements is immaterial.

Note 4 - Inventories

Inventories consist of the following:

	December 31,
	2012	2011

Raw materials	$2,087	$2,014
Work-in-process	20,251	22,544
Finished goods	449	824
	22,787	25,382
Less: LIFO reserve	(666)	(710)

Total	$22,121	$24,672

Note 5 - Property and Equipment

Property and equipment consists of the following:

		December 31,
	Useful Life	2012	2011

Land and improvements	10-15 years	$6,295	$6,793
Buildings and improvements	15-30 years	17,917	17,334
Machinery and equipment	3-7 years	89,869	89,052
Leasehold improvements	Life of lease	21,478	19,815
Computer software and licenses	3-7 years	49,189	36,995
		184,748	169,989
Accumulated depreciation and amortization		(119,257)	(109,925)

Total		$65,491	$60,064

Computer software and licenses includes $846 of interest capitalized by the Company during 2012 in connection with its information technology and business process improvement initiative. No interest was capitalized during 2011.

Note 6 - Impairment of Long-lived Assets and Insurance Recoveries

The following table summarizes the impairment of long-lived assets by asset category for the periods presented in this Form 10-K:

	Years Ended December 31,
	2012	2011	2010

Intangible assets, other than goodwill	$3,763	$--	$8
Land and buildings	518	--	--
Other fixed assets	75	40	680

Total	$4,356	$40	$688

For the year ended December 31, 2012, impairment charges of $4,356 are included in Impairment of long-lived assets on the Consolidated Statements of Comprehensive Income (Loss). The impairment of long-lived assets includes $3,763 related to impairments of intangible assets and $593 related to impairment of fixed assets. The intangible asset impairment charges are for customer relationship intangible assets at Company locations currently being restructured for which projected cash flows do not support the carrying values. The Company recorded the customer relationship impairment charges in the Americas and Europe operating segments in the amounts of $2,350 and $1,413, respectively. The fixed asset impairment charges are comprised of $518 related to Company-owned real estate in the Corporate segment which was written down to its estimated market value in anticipation of a sale expected to close in 2013 and $75 related to equipment in the Americas operating segment.

In addition, for the year ended December 31, 2012, impairment charges of $246 are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Comprehensive Income (Loss). These impairment charges relate to building improvements at Company facilities in the Americas operating segment that are being combined with other operating facilities or shut-down and relate to the Company’s ongoing restructuring and cost reduction initiatives. See Note 3 – Acquisition Integration and Restructuring for further information.

During 2011, $40 was recorded for the impairment of various fixed assets. The expense for these write-downs is included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss) in the Americas operating segment. In addition, there were $287 of impairments, primarily for leasehold improvements related to the Company’s cost reduction and capacity utilization initiatives which are included in Acquisition integration and restructuring expenses on the Consolidated Statements of Comprehensive Income (Loss). These charges were principally incurred in the Americas operating segment. Refer to Note 3 – Acquisition Integration and Restructuring for further information.

During 2010, certain newly purchased and installed production equipment sustained water damage and became no longer operable. The Company recorded an impairment charge in the amount of $680, the net book value of the damaged equipment. The Company also recorded an impairment charge of $8 related to a non-compete agreement that was no longer believed to be recoverable. The expense for these write-downs is included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss) in the Americas operating segment.

The Company maintains insurance coverage for property loss, professional liability, business interruption, and directors and officers liability and records insurance recoveries in the period in which the insurance carrier validates the claim and confirms the amount of reimbursement to be paid. The Company did not receive any insurance settlements during the year ended December 31, 2012. During 2011, the Company received insurance settlements in the amount of $204, related to the recovery of legal fees for employment related issues and a final settlement on a 2010 property loss. During 2010, the Company received insurance settlements of $680 related to the water-damaged equipment for which impairment was recorded during 2010 and $859 related to property damage during a 2009 flood at one of its Americas operations, as well as $119 for business interruption coverage related to the 2010 damaged production equipment. In addition, during 2010 the Company received a directors and officers liability insurance settlement in the amount of $1,196 representing reimbursement of certain expenses related to the Company’s SEC investigation which concluded during 2011. See Note 18 – Contingencies for further information related to the SEC investigation.

The table below summarizes where the insurance recoveries for the periods presented in this Form 10-K are reflected in the Consolidated Statements of Comprehensive Income (Loss):

	Years Ended December 31,
	2012	2011	2010

Cost of sales:
Business interruption and professional liability coverages	$--	$--	$119

Selling, general and administrative expenses:
Property and professional liability coverages	--	204	2,735

Total insurance recoveries	$--	$204	$2,854

Note 7 - Goodwill and Other Intangible Assets

The Company’s intangible assets not subject to amortization consist entirely of goodwill. Under current accounting guidance, the Company’s goodwill is not amortized throughout the period, but is subject to an annual impairment test. The Company performs an impairment test annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test as of October 1 each year.

The Company performed the required goodwill impairment tests for 2012 and 2011 as of October 1 of each year. The Company allocated its goodwill on a geographic basis to its operating segments, which were determined to be its reporting units for goodwill impairment testing. Using projections of operating cash flow for each reporting unit, the Company performed a step one assessment of the fair value of each reporting unit as compared to the carrying value of each reporting unit. The step one impairment analysis indicated no potential impairment of the assigned goodwill for either year.

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

The changes in the carrying amount of goodwill by operating segment during the years ended December 31, 2012 and 2011 were as follows:

			Asia
	Americas	Europe	Pacific	Total
Cost:
December 31, 2010	$192,231	$35,854	$9,241	$237,326
Acquisitions	7,062	4,656	1,300	13,018
Additional purchase accounting adjustments	(355)	--	--	(355)
Foreign currency translation	(428)	(146)	(504)	(1,078)
December 31, 2011	198,510	40,364	10,037	248,911
Acquisitions	673	--	--	673
Additional purchase accounting adjustments	4,301	1,368	(430)	5,239
Foreign currency translation	503	1,293	223	2,019

December 31, 2012	$203,987	$43,025	$9,830	$256,842

Accumulated impairment:
December 31, 2010	$(14,523)	$(27,933)	$(1,244)	$(43,700)
Foreign currency translation	101	55	(2)	154
December 31, 2011	(14,422)	(27,878)	(1,246)	(43,546)
Foreign currency translation	(118)	(1,251)	(24)	(1,393)

December 31, 2012	$(14,540)	$(29,129)	$(1,270)	$(44,939)

Net book value:
December 31, 2010	$177,708	$7,921	$7,997	$193,626
December 31, 2011	$184,088	$12,486	$8,791	$205,365
December 31, 2012	$189,447	$13,896	$8,560	$211,903

The Company’s other intangible assets subject to amortization are as follows:

		December 31, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.7 years	$57,904	$(28,894)	$29,010
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	877	(821)	56
Trade names	3.9 years	1,469	(892)	577
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.0 years	$62,632	$(32,989)	$29,643

		December 31, 2011
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	12.9 years	$65,466	$(23,757)	$41,709
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	864	(774)	90
Trade names	2.8 years	738	(707)	31
Contract acquisition cost	3.0 years	1,220	(987)	233

	12.4 years	$69,450	$(27,387)	$42,063

Other intangible assets were recorded at fair market value as of the dates of the acquisitions based upon independent third party appraisals. The fair values and useful lives assigned to customer relationship assets are based on the period over which these relationships are expected to contribute directly or indirectly to the future cash flows of the Company. During 2012, the Company’s intangible assets decreased by $3,814 as a result of fair value adjustments related to purchase accounting for the Brandimage acquisition. The acquired companies typically have had key long-term relationships with Fortune 500 companies lasting 15 years or more. Because of the custom nature of the work that the Company does, it has been its experience that customers are reluctant to change suppliers.

During 2012, the Company recorded impairment charges of $2,350 and $1,413, in the Americas and Europe operating segments, respectively, for customer relationship assets for which projected cash flows did not support the carrying values.  During 2010 the Company recorded an impairment charge of $8 in the Americas operating segment for the remaining carrying value of a non-compete asset which no longer had value. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss). See Note 6 – Impairment of Long-lived Assets and Insurance Recoveries for more information.

Amortization expense was $5,208, $5,165 and $4,556 for 2012, 2011 and 2010, respectively. Amortization expense for each of the next five years is expected to be approximately $4,102 for 2013 and 2014, $3,925 for 2015, $3,874 for 2016 and $3,668 for 2017.

Note 8 - Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011

Accrued employee compensation	$14,941	$19,680
Other payroll-related expenses	12,085	6,363
Deferred revenue	10,246	12,749
Restructuring reserves	3,814	844
Accrued professional fees	3,066	5,474
Accrued customer rebates	2,154	1,930
Deferred lease costs	2,039	3,452
Accrued sales and use taxes	1,728	1,507
Vacant property reserve	1,535	2,131
Accrued property taxes	625	772
Accrued interest	257	358
Facility exit reserve	120	228
Multiemployer pension withdrawal	--	1,846
Other	4,470	3,302

Total	$57,080	$60,636

Note 9 - Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 31,
	2012	2011

Multiemployer pension withdrawal	$31,683	$--
Deferred compensation	3,574	4,037
Restructuring reserve	1,941	2,478
Reserve for uncertain tax positions	2,343	1,608
Reserve for filing penalties	1,379	1,351
Employment tax reserve	1,018	1,379
Vacant property reserve	880	843
Deferred revenue	439	1,884
Facility exit reserve	204	139
Acquisition contingent consideration	--	239
Other	75	253

Total	$43,536	$14,211

During 2012 and 2011, the Company recorded adjustments to several vacant property and exit reserves. The adjustments reflect changes in the projections of future costs for the vacant facilities due to reoccupation of vacated space, new sublease agreements executed and other changes in future cost and sublease income assumptions. During 2012, the Company recorded a $476 expense for the net effect of vacant property and exit reserve adjustments compared to a credit to income of $1,034 recorded during 2011. Also during 2011, the Company recorded a $167 credit to goodwill for exit reserve reductions, as the affected reserves were initially recorded as exit reserves in connection with an acquisition.

Note 10 - Debt

Debt obligations consist of the following:

	December 31,
	2012	2011

Revolving credit agreement	$52,495	$68,968
Series A senior note payable - Tranche A	1,843	3,687
Series A senior note payable - Tranche B	2,458	3,687
Series E senior note payable	--	17,206
Series F senior note payable	25,000	--
Other	1,190	1,631
	82,986	95,179
Less amounts due in one year or less	(4,262)	(21,442)

Total	$78,724	$73,737

Annual maturities of debt obligations at December 31, 2012 are as follows:
2013	$4,262
2014	1,229
2015	--
2016	--
2017	52,495
Thereafter	25,000

$82,986

Credit Facility and Senior Notes

Revolving Credit Facility

Prior Credit Facility. Effective January 12, 2010, the Company and certain subsidiary borrowers of the Company entered into an amended and restated credit agreement (the “2010 Credit Agreement”) with JPMorgan Chase Bank, N.A., in order to refinance its revolving credit facility. The 2010 Credit Agreement provided for a two and one-half year secured, multicurrency revolving credit facility in the principal amount of $90,000, including a $10,000 swing-line loan sub-facility and a $10,000 sub-facility for letters of credit. Loans under the facility generally bore interest at a rate of LIBOR plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 350 basis points. Loans under the facility were not subject to a minimum LIBOR floor. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent.

Amended and Restated Credit Facility. On January 27, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “2012 Credit Agreement”), among the Company, certain subsidiary borrowers of the Company, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent, in order to amend and restate the 2010 Credit Agreement that was scheduled to terminate on July 12, 2012.

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

At December 31, 2012, there was $39,500 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.44 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At December 31, 2012 there was $6,975 of prime rate borrowings outstanding at an interest rate of approximately 4.50 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At December 31, 2012, there was $6,020 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.55 percent.

The 2012 Credit Agreement contains various customary affirmative and negative covenants and events of default. Under the terms of the 2012 Credit Agreement, the Company is no longer subject to restrictive covenants on permitted capital expenditures. Certain restricted payments, such as regular dividends and stock repurchases, are permitted provided that the Company maintains compliance with its minimum fixed-charge coverage ratio (with respect to regular dividends) and a specified maximum cash-flow leverage ratio (with respect to other permitted restricted payments). Other covenants include, among other things, restrictions on the Company’s and in certain cases its subsidiaries’ ability to incur additional indebtedness; dispose of assets; create or permit liens on assets; make loans, advances or other investments; incur certain guarantee obligations; engage in mergers, consolidations or acquisitions, other than those meeting the requirements of the 2012 Credit Agreement; engage in certain transactions with affiliates; engage in sale/leaseback transactions; and engage in certain hedging arrangements. The 2012 Credit Agreement also requires compliance with specified financial ratios and tests, including a minimum fixed-charge coverage ratio and a maximum cash-flow ratio. The 2012 Credit Agreement no longer contains the minimum consolidated net worth requirement that was a covenant under the 2010 Credit Agreement.

Amendment to the 2012 Credit Agreement. On September 12, 2012, the Company entered into Amendment No. 1 (the “Credit Agreement Amendment”) to the 2012 Credit Agreement. The Credit Agreement Amendment amended the definition of “EBITDA” in the 2012 Credit Agreement to permit the Company, for purposes of calculating EBITDA for financial covenant compliance, to add back certain expenses associated with the Company’s enterprise resource planning system up to certain amounts as specified in the Credit Agreement Amendment.

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below.  The senior notes that were outstanding at December 31, 2012 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $4,301, is included on the December 31, 2012 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $1,229 is included in Long-term debt.

Amended and Restated Private Shelf Agreement. Concurrently with its entry into the 2012 Credit Agreement, on January 27, 2012, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain existing noteholders and note purchasers named therein (the “Private Shelf Agreement”), which provides for a $75,000 private shelf facility for a period of up to three years (the “Private Shelf Facility”). At closing, the Company issued $25,000 aggregate principal amount of its 4.38% Series F Senior Notes due January 27, 2019 (the “Notes”) under the Private Shelf Agreement, with a portion of the net proceeds being used to finance $20,278 in principal payments due in 2012 under the Company’s then existing senior notes, including its 9.17% Series E Senior Notes that became due January 28, 2012.

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

Amendment to Note Purchase Agreement. Concurrently with the entry into the Private Shelf Agreement, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Note Purchase Agreement, dated as of December 23, 2003, as amended (the “Note Purchase Agreement”), with the noteholders party thereto (the “Mass Mutual Noteholders”). The Fifth Amendment amended certain financial and other covenants in the Note Purchase Agreement so that such financial and other covenants are the same or substantially equivalent to covenants under the 2012 Credit Agreement described above. The Fifth Amendment also amended certain provisions contained in the Note Purchase Agreement to reflect that amounts due under existing senior notes issued to the Mass Mutual Noteholders are no longer secured.

Amendments to Private Shelf Agreement and Note Purchase Agreement.  Concurrently with its entry into the Credit Agreement Amendment, the Company entered into (i) the First Amendment (the “First Amendment”) to the Private Shelf Agreement and (ii) the Sixth Amendment (the “Sixth Amendment”) to the Note Purchase Agreement. The First Amendment and the Sixth Amendment amend the respective definitions of “EBITDA” in the Private Shelf Agreement and the Note Purchase Agreement to conform to the amended EBITDA definition contained in the Credit Agreement Amendment.

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at December 31, 2012. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded a withdrawal liability with an estimated present value of $31,683. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness.  See Note 20 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In September 2012, the Company financed $1,075 of business insurance premiums for a 2012 – 2013 policy term.  The premiums are due in equal quarterly payments ending in June 2013. The total balance outstanding for insurance premiums at December 31, 2012 is $719 and is included in Current portion of long-term debt on the December 31, 2012 Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at December 31, 2012 is $252 and is included in Current portion of long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at December 31, 2012 is $216 and is included in Current portion of long-term debt.

The Company also had $3 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the December 31, 2012 Consolidated Balance Sheets.

Deferred Financing Fees

At December 31, 2012, the Company had $933 of unamortized deferred financing fees related to prior revolving credit facility and note purchase agreement amendments, including $857 of legal fees capitalized during 2012. The total amortization of deferred financing fees was $301, $606, and $674 for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively, and is included in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

Note 11 - Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010

United States	$(38,068)	$11,324	$30,424
Foreign	3,885	10,783	11,980

Total	$(34,183)	$22,107	$42,404

The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$(2,688)	$527	$(5,177)
State	431	(207)	(194)
Foreign	2,014	2,335	4,006
	(243)	2,655	(1,365)
Deferred:
Federal	(8,463)	3,598	10,347
State	(2,287)	1,036	1,210
Foreign	226	(5,793)	(208)
	(10,524)	(1,159)	11,349

Total	$(10,767)	$1,496	$9,984

The Company’s effective tax rate for the year ended December 31, 2012 is 31.5 percent as compared with 6.8 percent for 2011. The current year’s effective tax rate increase over the prior year was primarily the result of tax benefits from the release of valuation allowances, net of federal and state benefits, of $6,442, during 2011.

Reconciliation between the provision (benefit) for income taxes computed by applying the United States (“U.S.”) federal statutory tax rate to income (loss) before incomes taxes and the actual provision (benefit) is as follows:

	Years ended December 31,
	2012	2011	2010

Income taxes at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	8.0	(8.5)	(6.5)
Valuation allowances	(6.2)	(29.1)	1.7
Nondeductible expenses	(3.6)	6.5	1.8
State income taxes	3.5	3.1	3.2
Uncertain tax positions	(1.3)	0.8	(15.5)
Tax credits	1.3	(2.0)	--
Withholding tax expense	(0.6)	0.4	4.1
Others, net	(4.6)	0.6	(0.3)

	31.5%	6.8%	23.5%

Temporary differences and carryforwards giving rise to deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred income tax assets:
Operating loss carryforwards	$27,492	$15,714
Multiemployer pension withdrawal liability	12,075	--
Income tax credit carryforwards	8,051	7,367
Capital loss carryforwards	6,029	6,258
Accruals and reserves not currently deductible	3,357	3,992
Deferred expenses	1,701	2,670
Restructuring reserves	2,201	2,055
Other	4,475	5,705
Deferred income tax assets	65,381	43,761
Valuation allowances	(36,099)	(23,723)

Deferred income tax assets, net	29,282	20,038

Deferred income tax liabilities:
Depreciation and amortization	(8,620)	(5,729)
Domestic subsidiary stock	(8,208)	(8,447)
Intangible assets	(5,251)	(5,921)
Inventory	(5,572)	(6,990)
Other	(1,103)	(3,021)

Deferred income tax liabilities	(28,754)	(30,108)

Net deferred tax asset (liability)	$528	$(10,070)

As of December 31, 2012, the Company has U.S. federal and state net operating loss carryforwards of $1,552 and $65,715, respectively, $86,774 of foreign net operating loss carryforwards, $26,153 of foreign capital loss carryforwards, and various U.S. and non–U.S. income tax credit carryforwards of $3,307 and $4,745, respectively, which will be available to offset future income tax liabilities. If not used, $1,552 of U.S. federal net operating loss carryforwards will expire in 2023 to 2026, state net operating losses will begin to expire in 2017, and foreign net operating losses have no expiration period. Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business continuation, and therefore the Company has established tax-effected valuation allowances against these tax benefits in the amount of $35,203 at December 31, 2012. The Company has total foreign tax credit carryforwards of $2,477, offset by a valuation allowance of $1,810 in 2012. The Company has the ability to claim a deduction for these credits prior to expiration, and thus the net carrying value of the credits of $667 assumes that a deduction would be claimed instead of a tax credit. If unutilized, these U.S. foreign tax credits will begin to expire in 2016.

The undistributed earnings of foreign subsidiaries were approximately $42,943 and $66,420 at December 31, 2012 and 2011, respectively. No income taxes are provided on the undistributed earnings because they are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable withholding taxes, that would be payable if such remittance of undistributed earnings occurred.

It is expected that the amount of unrecognized tax benefits that will change in the next twelve months attributable to the anticipated settlement of examinations or statute closures will be in the range of $400 to $1,000. Of the total amount of unrecognized tax benefits of $2,093, approximately $1,922 would reduce the effective tax rate.

The Company’s U.S. federal income tax returns are open for examination from 2009 forward. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company has various state income tax returns in the process of examination, administrative appeals or litigation.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the Consolidated Statements of Comprehensive Income (Loss). During the years ended December 31, 2012 and 2011, the Company recognized $81 and $71 in net interest expense, respectively. The Company had approximately $360 and $246 of accrued interest expense and penalties for December 31, 2012, and 2011, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010

Balance at January 1	$1,362	$4,249	$16,259
Reductions related to settlements	(31)	--	(12,055)
Additions related to tax positions in current year	--	181	--
Additions related to tax positions in prior years	888	91	536
Reductions due to statute closures	(141)	(3,184)	(292)
Reductions for tax positions in prior years	--	--	(112)
Foreign currency translation	15	25	(87)

Balance at December 31	$2,093	$1,362	$4,249

Note 12 - Related Party Transactions

The Company leases land and a building from a related party. See Note 13 – Leases.

Note 13 - Leases

The Company leases land and a building in Des Plaines, Illinois from a related party. Total rent expense incurred under this operating lease was $585 in 2012, $583 in 2011, and $574 in 2010.

The Company leases various plant facilities and equipment under operating leases that cannot be cancelled and expire at various dates through September 2023. Some of the leases contain renewal options and leasehold improvement incentives. Leasehold improvement incentives received from landlords are deferred and recognized as a reduction of rent expense over the respective lease term. Rent expense is recorded on a straight-line basis, taking into consideration lessor incentives and scheduled rent increases. Total rent expense incurred under all operating leases was approximately $14,376, $13,325, and $13,185 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum payments under leases with terms of one year or more are as follows at December 31, 2012:

	Operating Leases
	Gross rents	Subleases	Net rents

2013	$14,207	$(1,107)	$13,100
2014	12,282	(1,093)	11,189
2015	5,965	(415)	5,550
2016	4,138	(362)	3,776
2017	3,487	(362)	3,125
Thereafter	3,023	(175)	2,848

	$43,102	$(3,514)	$39,588

Note 14 - Employee Benefit Plans

The Company has various defined contribution plans for the benefit of its employees. The Company’s 401(k) Plan, which covers mainly non-union employees in the United States, provides for a match of employee contributions based on the Company’s performance to a target of earnings before interest, taxes, depreciation and amortization. The matching contribution was 1.5 percent of compensation for 2012. Contributions to the plans were $1,432, $1,743 and $2,060 in 2012, 2011 and 2010, respectively. In addition, the Company’s European subsidiaries contributed $897, $816 and $771 to several defined-contribution plans for their employees in 2012, 2011 and 2010, respectively. The Company also maintains a defined benefit pension plan covering employees at its newly-acquired Brandimage French subsidiary and has recorded a liability of $867 and $778, as of December 31, 2012 and December 31, 2011, respectively for this plan.

The Company established an employee stock purchase plan on January 1, 1999 that permits employees to purchase common shares of the Company through payroll deductions. The number of shares issued for this plan was 33 in 2012, 33 in 2011, and 26 in 2010. The shares were issued at a 5 percent discount from the end-of-quarter closing market price of the Company’s common stock. The discount from market value was $21, $23 and $23 in 2012, 2011 and 2010, respectively.

The Company also has a non-qualified income deferral plan for which certain highly-compensated employees are eligible. The plan allows eligible employees to defer a portion of their compensation until retirement or separation from the Company. The plan is unfunded and is an unsecured liability of the Company. The Company’s liability under the plan was $1,591 and $1,375 at December 31, 2012 and December 31, 2011, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

The Company has a deferred compensation agreement with the Chairman of the Board of Directors dated June 1, 1983 which was ratified and included in a restated employment agreement dated October 1, 1994. The agreement provides for deferred compensation for 10 years equal to 50 percent of final salary and was modified on March 9, 1998 to determine a fixed salary level for purposes of this calculation. The Company has a deferred compensation liability equal to $815 at December 31, 2012 and December 31, 2011 which is included in Other long-term liabilities on the Consolidated Balance Sheets. The liability was calculated using the net present value of ten annual payments at a 6 percent discount rate assuming, for calculation purposes only, that payments begin one year from the balance sheet date.

The Company has collective bargaining agreements with production employees representing approximately 8 percent of its workforce. The significant contracts are with local units of the Graphic Communications Conference of the International Brotherhood of Teamsters, the Communications, Energy & Paperworkers Union of Canada and the GPMU union in the UK and expire in 2013 through 2015. The percentage of employees covered by contracts expiring within one year is approximately 3 percent.

The Company is required to contribute to certain union sponsored defined benefit pension plans under various labor contracts covering union employees. Pension expense related to the union plans, which is determined based upon payroll data, was approximately $813, $912 and $972 in 2012, 2011 and 2010, respectively. See Note 20-Multiemployer Pension Plans for additional information.

Note 15 - Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

2006 Long-Term Incentive Plan

Effective May 17, 2006, the Company’s stockholders approved the Schawk Inc. 2006 Long-Term Incentive Plan (“2006 Plan”). The 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards and other cash and stock-based awards to officers, other employees and directors of the Company. Options granted under the plan have an exercise price equal to the market price of the underlying stock at the date of grant and are exercisable for a period of ten years from the date of grant. Options granted pursuant to the 2006 Plan vest over a three-year period. The total number of shares of common stock available for issuance under the 2006 Plan is 1,255 as of December 31, 2012.

The Company issued 130, 111 and 108 stock options, as well as 149, 126 and 85 restricted shares, during the years ended December 31, 2012, 2011 and 2010, respectively, under the 2006 Plan.

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

The Company issued 17 stock options during 2012 and 15 stock options during both 2011 and 2010 to its directors under the Outside Directors Stock Option Plan.

The Company recorded $780, $888 and $886 of compensation expense relating to outstanding options during the years ended December 31, 2012, 2011, and 2010, respectively.

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

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2012, 2011 and 2010 using the Black-Scholes option pricing model:

	2012		2011		2010

Expected dividend yield	2.73%		1.57 - 2.66%		0.76 - 1.24%
Expected stock price volatility	53.52 - 57.19%		48.80 - 53.21%		47.75 - 51.32%
Risk-free interest rate range	1.24 - 1.33%		1.33 - 2.84%		1.79 - 3.26%
Weighted-average expected life	6.21 – 7.70	years	6.28 - 7.63	years	6.53 - 7.40	years
Forfeiture rate	1.00 – 3.00%		1.00 - 3.00%		1.00 - 3.00%
Total fair value of options granted	$727		$995		$822

The following table summarizes the Company’s activities with respect to its stock option plans for 2012, 2011 and 2010 (in thousands, except price per share and contractual term):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value

Outstanding December 31, 2009	2,505	$12.81	4.87	$5,944
Granted	128	$14.18
Exercised	(559)	$9.46
Cancelled	(20)	$13.22
Outstanding December 31, 2010	2,054	$13.77	4.85	$13,978
Granted	126	$17.62
Exercised	(121)	$9.27
Cancelled	(1)	$8.90
Outstanding December 31, 2011	2,058	$14.28	3.94	$1,496
Granted	147	$12.00
Exercised	(272)	$9.39
Cancelled	(113)	$9.98
Outstanding December 31, 2012	1,820	$15.08	3.71	$1,520
Vested at December 31, 2012	1,568	$15.24	2.90	$1,334
Exercisable at December 31, 2012	1,568	$15.24	2.90	$1,334

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $4.95, $7.90 and $6.67, respectively. The total intrinsic value for options exercised during the years ended December 31, 2012, 2011 and 2010, respectively, was $988, $908 and $3,819.

Cash received from option exercises under all plans for the years ended December 31, 2012, 2011 and 2010 was approximately $2,681, $1,073 and $5,288, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled approximately $244, $293 and $1,109, respectively, for the years ended December 31, 2012, 2011 and 2010.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$6.20 - 8.26	168	5.9	$6.96	168	$6.96
8.26- 10.33	54	0.2	$9.22	54	$9.22
10.33-12.39	158	8.1	$11.70	24	$10.83
12.39-14.45	515	2.4	$13.93	472	$14.01
14.45-16.52	179	4.7	$15.89	175	$15.89
16.52-18.58	256	4.4	$18.07	218	$18.05
18.58-20.65	475	2.4	$18.89	452	$18.89
20.65-21.08	15	6.8	$21.04	5	$21.08

	1,820			1,568

As of December 31, 2012, 2011 and 2010 there was $880, $959 and $879, respectively, of total unrecognized compensation cost related to nonvested options outstanding. That cost is expected to be recognized over a weighted average period of approximately 1.7 years. A summary of the Company’s nonvested option activity for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands, except price per share and contractual term):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at January1, 2010	386	$4.26
Granted	128	$6.67
Vested	(186)	$6.67
Forfeited	(8)	$4.49
Nonvested at December 31, 2010	320	$4.93
Granted	126	$7.90
Vested	(185)	$4.95
Nonvested at December 31, 2011	261	$6.35
Granted	147	$4.95
Vested	(152)	$5.36
Forfeited	(4)	$5.60

Nonvested at December 31, 2012	252	$6.12

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

The Company recorded $2,349, $1,210 and $1,000 of compensation expense relating to restricted stock during years ended December 31, 2012, 2011 and 2010, respectively. The expense in 2012 reflects an increase in the level of grants and increased expense attributable to retirement-age vesting provisions.

A summary of the restricted share activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per share

Outstanding at January 1, 2010	237	$10.70
Granted	85	$13.83
Forfeited	(39)	$16.93
Vested – restriction lapsed	(7)	$10.39
Outstanding at December 31, 2010	276	$10.90
Granted	126	$15.86
Vested – restriction lapsed	(59)	$15.90
Outstanding at December 31, 2011	343	$11.86
Granted	149	$11.84
Vested – restriction lapsed	(136)	$6.94

Outstanding at December 31, 2012	356	$13.72

As of December 31, 2012, 2011 and 2010, there was $1,438, $1,984 and $1,316, respectively, of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of approximately 2.0 years.

Employee Stock-based Compensation Expense

The Company recorded $3,129, $2,098 and $1,886 for stock-based compensation during years ended December 31, 2012, 2011 and 2010, respectively. The expense is included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). There were no amounts related to employee stock-based compensation capitalized as assets during the three years ended December 31, 2012.

Note 16 - Earnings Per Share

Basic earnings (loss) per share and diluted earnings (loss) per share are shown on the Consolidated Statements of Comprehensive Income (Loss). Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalent shares (stock options) outstanding for the period. There were no reconciling items to net income (loss) to arrive at income (loss) available to common stockholders.

The following table sets forth the number of common and common stock equivalent shares used in the computation of basic and diluted earnings (loss) per share:

	Years ended December 31,
	2012	2011	2010

Net income (loss)	$(23,416)	$20,611	$32,420

Weighted average shares-Basic	25,924	25,790	25,465
Effect of dilutive stock options	--	290	418

Weighted average shares-Diluted	25,924	26,080	25,883

Basic earnings (loss) per common share	$(0.90)	$0.80	$1.27
Dilutive earnings (loss) per common share	$(0.90)	$0.79	$1.25

Since the Company was in a net loss position for the year ended December 31, 2012, there was no difference between the number of shares used to calculate basic and diluted loss per share for the year ended December 31, 2012. There were 121 potentially dilutive stock options not included in the diluted per share calculation because they would be anti-dilutive.

In addition, the following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Years ended December 31,
	2012	2011	2010

Anti-dilutive options	1,530	782	905
Exercise price range	$11.71 - 21.08	$12.02 - 21.08	$12.87 - 21.08
Date of last option expiration	December 19, 2022	August 17, 2021	October 18, 2020

Note 17 - Segment and Geographic Reporting

The Company’s service offerings include strategic, creative and executional services related to four core competencies: graphic services, brand strategy and design, digital promotion and advertising, and software. Graphic services, brand strategy and design and digital promotion and advertising represented approximately 96 percent of the Company’s revenues in 2012, with software sales representing the remaining 4 percent. The nature of the Company’s core service offerings creates significant overlap across competencies such that it is impracticable to report revenues for each of its service offerings.

These services are provided to clients in the consumer products packaging, retail, pharmaceutical and advertising markets. In 2012 and 2011, the Company’s largest client accounted for approximately $35,739, or 7.8 percent, and $39,755, or 8.7 percent, respectively, of its total revenues. In 2012 and 2011, the 10 largest clients in the aggregate accounted for 45.5 percent and 46.3 percent, respectively, of revenues. The Company’s services are provided with an employment force of approximately 3,600 employees worldwide, of which approximately 8 percent are production employees represented by labor unions. The percentage of employees covered by union contracts that expire within one year is approximately 3 percent.

The Company organizes and manages its operations primarily by geographic area and measures profit and loss of its segments based on operating income (loss). The accounting policies used to measure operating income of the segments are the same as those used to prepare the consolidated financial statements.

Accounting guidance requires that a public business enterprise report financial information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

During 2011, the Company renamed its North America operating segment to Americas to reflect its expansion into South America. The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil, its U.S. branding and design capabilities and its U.S. digital solutions business. The Company’s Europe segment includes all operations located in Europe, including its European branding and design capabilities and its digital solutions business in London. The Company’s Asia Pacific segment includes all operations in Asia and Australia, including its Asia Pacific branding and design capabilities. The Company has determined that each of its operating segments is also a reportable segment.

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

Segment information relating to results of operations was as follows:

	2012	2011	2010
Sales to external clients:
Americas	$385,013	$385,230	$399,658
Europe	83,743	75,257	66,238
Asia Pacific	38,923	33,704	31,393
Intercompany sales elimination	(46,949)	(38,898)	(36,663)

Total	$460,730	$455,293	$460,626

Operating segment income (loss):
Americas	$10,759	$50,638	$68,428
Europe	836	6,419	3,812
Asia Pacific	2,124	4,214	4,855
Corporate	(44,379)	(33,953)	(27,529)
Operating income (loss)	(30,660)	27,318	49,566
Interest expense, net	(3,523)	(5,211)	(7,162)

Income (loss) before income taxes	$(34,183)	$22,107	$42,404

Depreciation and amortization expense:
Americas	$11,142	$11,013	$10,931
Europe	3,174	2,903	2,760
Asia Pacific	1,534	1,292	1,208
Corporate	3,067	2,849	2,712

Total	$18,917	$18,057	$17,611

The Americas operating income for 2012 includes $31,683 of multiemployer pension withdrawal expense. The 2012 expense represents an estimated withdrawal liability recorded pursuant to the Company’s decision to withdraw from the GCC/IBT National Pension Fund.

The Corporate operating loss for 2012 includes $12,086 of business systems integration expense, related to the Company’s information technology and business process improvement initiative.

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

Segment information related to total assets and expenditure for long-lived assets was as follows:
	2012	2011
Total Assets:
Americas	$359,759	$361,189
Europe (1)	54,001	62,476
Asia Pacific	27,193	31,032
Corporate (2)	17,868	24,816

Total	$458,821	$479,513

(1) Decrease in total assets includes $4,935 decrease in other intangible assets through purchase accounting adjustments, impairment and amortization.
(2) Decrease in total assets includes $3,980 Brandimage net working capital receivable at December 31, 2011 settled in 2012.

	2012	2011	2010
Expenditures for long-lived assets:
Americas	$7,282	$7,254	$5,464
Europe	1,256	1,813	1,712
Asia Pacific	1,611	1,108	1,924
Corporate	9,615	14,546	3,105

Total	$19,764	$24,721	$12,205

Summary financial information by geographic location for 2012, 2011 and 2010 is as follows:

	United States	Canada	Europe	Other	Total

2012
Sales	$312,945	$30,570	$83,857	$33,358	$460,730
Long-lived assets	$60,490	$1,812	$4,808	$5,152	$72,262

2011
Sales	$323,561	$29,217	$74,121	$28,394	$455,293
Long-lived assets	$53,779	$2,335	$5,008	$5,463	$66,585

2010
Sales	$333,833	$34,790	$65,209	$26,794	$460,626
Long-lived assets	$42,176	$2,982	$4,308	$5,629	$55,095

Sales are attributed to countries based on the point of origin of the sale. Approximately 7.8 percent of total revenues came from the Company’s largest single client for the year ended December 31, 2012.

Long-lived assets include property, plant and equipment assets stated at net book value and other non-current assets that are identified with the operations in each country.

Note 18 - Contingencies

United States Securities and Exchange Commission

On September 12, 2011, the Company was notified by the staff of the SEC that it had completed its investigation of certain accounting matters related to the Company’s restatement of its financial results for the years ended December 31, 2005 and 2006 and the first three quarters of 2007, which was announced in conjunction with the Company’s filing of its fiscal 2007 Form 10-K, and does not intend to recommend that the SEC take any enforcement action against the Company.

Note 19 - Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2011 and 2012. The forward contracts were designated as fair value hedges at inception. The derivative fair value gains or losses from these fair value hedges are recorded as a component of Foreign exchange loss in the Consolidated Statements of Comprehensive Income (Loss). The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 1 – Significant Accounting Policies. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 was a loss of $438 and $868, respectively.

Interest Rate Swaps

In order to manage the risk of rising interest rates on a portion of the Company’s variable rate revolving debt, the Company entered into two “variable to fixed” interest rate swaps with financial institution counterparties for the total notional amount of $15,000 in May 2010. The swaps were designated as cash flow hedges. The effective portion of the derivative fair value gains or losses from these cash flow hedges was deferred in Accumulated other comprehensive income, net. The Company assessed hedge effectiveness quarterly by comparing the critical terms of the swaps and the debt. Since the Company assessed the hedge to be fully effective, the derivative fair value gains or losses were deferred in Accumulated other comprehensive income, net on the Consolidated Balance Sheets during the affected quarters.  In December 2010, the Company terminated both interest rate swaps.

Note 20 - Multiemployer Pension Plans

The Company has participated in the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund (“NPF”), formerly known as the Graphic Communications Conference International Brotherhood of Teamsters Supplemental Retirement and Disability Fund (“SRDF”), pursuant to collective bargaining agreements at eight locations. In the fourth quarter of 2012, the Schawk Board of Directors executed a resolution to authorize management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the NPF. The decision to exit the NPF was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. A withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. Management has concluded that a complete withdrawal from the NPF is both probable and estimable, subject to the Company’s good faith bargaining obligations. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability for its withdrawal from the NPF of $31,683, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41,186, payable $2,059 per year over a 20 year period, with the payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. Even after the Company has withdrawn from the plan, if a plan termination or mass withdrawal occurs, the Company’s withdrawal liability may be larger than it is currently estimated. The Company believes the likelihood of a plan termination or mass withdrawal occurring within the next few years to be remote. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense (income) for the year ended December 31, 2012 on the Consolidated Statements of Comprehensive Income (Loss). The liability is included in Other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2012.

The Company previously participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan. The Company’s decision triggered a withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The expense associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense (income) for the year ended December 31, 2011 on the Consolidated Statements of Comprehensive Income (Loss). The Company made a payments totaling $1,643 during 2012 to settle the liability in full. The $203 reduction from the initial liability of $1,846 is recorded as a credit to Multiemployer pension withdrawal expense (income) for the year ended December 31, 2012 on the Consolidated Statements of Comprehensive Income (Loss).

In the fourth quarter of 2008, the Company decided to terminate participation in the SRDF for employees of its Minneapolis, MN and Cherry Hill, NJ facilities and in March 2009 formally notified the Board of Trustees of the SRDF that they would no longer be making contributions for these facilities to the SRDF. The Company’s decision triggered a partial termination withdrawal liability. The Company recorded a liability as of December 31, 2008, net of discount, for $7,254 to reflect this obligation. At December 31, 2009, the Company recorded an additional expense of $1,800 as a result of updates to the assumptions used in the termination withdrawal calculation. During the fourth quarter of 2010, the Company entered into a settlement and release agreement with the SRDF to settle the withdrawal liability for a total of $9,000, and recorded income of $200 to reduce the Company’s liability to the agreed amount, which was paid in 2011. The credit to income of $200 for 2010 associated with the pension withdrawal liability is reflected in Multiemployer pension withdrawal expense (income) on the Consolidated Statements of Comprehensive Income (Loss).

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

The Company’s participation in these plans for the annual period ended December 31, 2012, is outlined in the table below. The “EIN/Pension Plan Number” row provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2012 and 2011 is for the plan’s year-end at April 30, 2012 and April 30, 2011, respectively, if applicable. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/implemented” row indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last row lists the expiration dates of the collective-bargaining agreements to which the plans are subject. There have been no significant changes, affecting period-to-period comparability of contributions, to the number of employees covered by the Company’s multiemployer plans from 2010 to 2012.

Pension Fund	Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund	CEP Multi-Employer Pension Plan

Country	United States of America	Canada
EIN/Pension Plan Number	52-6118568-001	RN 0542696
Pension Protection Act Zone Status:
2012	Red	At least 80% funded
2011	Red	At least 80% funded
FIP/RP Status Pending/Implemented	Yes	N/A
Contributions of Schawk:
2012	$686	$85
2011	$844	$85
2010	$907	$82
Surcharge Imposed	No	No
Expiration Dates of Collective- Bargaining Agreements	December 31, 2012 to June 30, 2015	May 1, 2014

The Company’s contributions represented more than five percent of total contributions to the NPF as indicated in the NPF’s Form 5500 for the plan year ending April 30, 2011 (the Plan’s most recently available annual report). Based on preliminary information, it is anticipated the Company’s contributions will represent more than five percent of total contributions to the NPF for the plan year ending April 30, 2012.

Note 21 - Quarterly Financial Data (unaudited)

Schawk, Inc maintains its financial records on the basis of a fiscal year ending December 31. The unaudited quarterly data for 2012 and 2011 is presented below:

	Quarters ended
Year 2012	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2012	2012	2012	2012 (1)

Net sales	$112,750	$116,262	$110,838	$120,880
Cost of sales	75,684	76,433	71,599	79,764
Gross profit	37,066	39,829	39,239	41,116

Selling, general and administrative expenses	33,928	34,033	32,454	32,380
Multiemployer pension withdrawal expense (income)	--	--	(203)	31,683
Business and systems integration expenses	3,170	4,292	2,997	1,627
Acquisition integration and restructuring expenses	1,084	2,472	1,218	596
Impairment of long-lived assets	--	--	4,281	75
Foreign exchange loss (gain)	470	90	(12)	1,275
Operating loss	(1,586)	(1,058)	(1,496)	(26,520)

Other income (expense):
Interest income	16	9	57	47
Interest expense	(842)	(917)	(917)	(976)

Loss before income taxes	(2,412)	(1,966)	(2,356)	(27,449)
Income tax benefit	(805)	(470)	(143)	(9,349)

Net loss	$(1,607)	$(1,496)	$(2,213)	$(18,100)

Loss per share
Basic	$(0.06)	$(0.06)	$(0.09)	$(0.69)
Diluted	$(0.06)	$(0.06)	$(0.09)	$(0.69)

(1)
Results for the fourth quarter of 2012 were unfavorably impacted by the Company’s decision to withdraw from the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund. An estimated withdrawal liability of $31,683 was recorded in the fourth quarter of 2012.

	Quarters ended
Year 2011	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2011	2011	2011 (2)	2011 (3)

Net sales	$107,234	$113,329	$112,298	$122,432
Cost of sales	68,482	71,751	70,344	82,432
Gross profit	38,752	41,578	41,954	40,000

Selling, general and administrative expenses	31,032	29,659	31,131	30,209
Multiemployer pension withdrawal (income) expense	--	1,846	--	--
Business and systems integration expenses	1,239	2,149	1,997	3,082
Acquisition integration and restructuring expenses	431	691	468	(120)
Impairment of long-lived assets	--	--	--	40
Foreign exchange loss	501	207	121	283
Operating income	5,549	7,026	8,237	6,506

Other income (expense):
Interest income	18	21	4	16
Interest expense	(1,287)	(1,273)	(1,212)	(1,498)

Income before income taxes	4,280	5,774	7,029	5,024
Income tax provision (benefit)	1,491	1,812	(1,057)	(750)

Net income	$2,789	$3,962	$8,086	$5,774

Earnings per share
Basic	$0.11	$0.15	$0.31	$0.22
Diluted	$0.11	$0.15	$0.31	$0.22

(2)
Results for the third quarter of 2011 were favorably impacted by a decrease in the effective tax rate for the quarter. The decrease in the effective tax rate was principally due to discrete period tax benefits related to the release of certain valuation allowances in the amount of $4,008, primarily for the Company’s United Kingdom subsidiary.

(3)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control—Integrated Framework . Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued an auditors’ report on the Company’s internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during 2012. In addition, during the second half of 2012, the Company implemented job production and invoicing modules at a few of the Company’s smaller locations. During 2013, additional phases of the ERP system are anticipated to be implemented, including the job production and invoicing modules at the remainder of the Company’s locations. As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
Schawk, Inc.

We have audited Schawk, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Schawk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Schawk, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Schawk, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Schawk, Inc., as of December 31, 2012 and December 31, 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion thereon.

[/s/ Ernst & Young LLP]

Chicago, Illinois
March 7, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the Company’s proxy statement for the 2013 annual meeting of stockholders (the “2013 Proxy Statement”) regarding the Company’s directors and executive officers, committees of the Company’s board of directors, audit committee financial experts, Section 16(a) beneficial ownership reporting compliance and stockholder director nomination procedures set forth under the captions and subcaptions “Directors and Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

As required by New York Stock Exchange rules, in 2012 the Company’s Chief Executive Officer submitted to the NYSE the annual certification relating to the Company’s compliance with NYSE’s corporate governance listing requirements.

Item 11. Executive Compensation

The information contained in the Company’s 2013 Proxy Statement under the captions “Compensation Discussion and Analysis” and “Executive Compensation,” including under the subcaptions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” is incorporated herein by reference (except that the Compensation Committee Report shall not be deemed to be “filed” with the Securities and Exchange Commission).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The information regarding securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities,” of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2013 Proxy Statement under the caption “Transactions with Related Persons” and the information related to director independence under the caption “Corporate Governance” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information contained in the Company’s 2013 Proxy Statement under the caption “Independent Public Accountants” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

			Page
(a)	1.	The following financial statements of Schawk, Inc. are filed as part of this
		report under Item 8-Financial Statements and Supplementary Data:

		Report of Independent Registered Public Accounting Firm	42
		Consolidated Balance Sheets—December 31, 2012 and 2011	43
		Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2012, 2011 and 2010	44
		Consolidated Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010	45
		Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2012, 2011 and 2010	46
		Notes to Consolidated Financial Statements – December 31, 2012	47

	2.	Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(b) below:

		Schedule II—Valuation and qualifying accounts.	83

	3.	Exhibits

Exhibit	Description	Incorporated herein by reference (1)
3.1	Certificate of Incorporation of Schawk, Inc., as amended.	Exhibit 4.2 to Registration Statement No. 333-39113
3.3	By-Laws of Schawk, Inc., as amended.	Exhibit 3.2 to Form 8-K filed with the SEC December 18, 2007
4.1	Specimen Class A Common Stock Certificate.	Exhibit 4.1 to Registration Statement No. 33-85152
10.1	Lease Agreement dated as of July 1, 1987, by and between Process Color Plate, a division of Schawk, Inc. and The Clarence W. Schawk 1979 Children’s Trust.	Registration Statement No. 33-85152
10.2	Lease Agreement dated as of June 1, 1989, by and between Schawk Graphics, Inc., a division of Schawk, Inc. and C.W. Properties.	Registration Statement No. 33-85152
10.3	Form of Amended and Restated Employment Agreement between Clarence W. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.3.1	Addendum to Restated Employment Agreement dated March 9, 1998 between Schawk, Inc. and Clarence W. Schawk.*	Exhibit 10.4.1 to Form 10-K filed with the SEC on April 28, 2008
10.4	Form of Amended and Restated Employment Agreement between David A. Schawk and Schawk, Inc.*	Registration Statement No. 33-85152
10.5	Letter of Agreement dated September 21, 1992, by and between Schawk, Inc. and Judith W. McCue.	Registration Statement No. 33-85152
10.6	Schawk, Inc. Retirement Trust effective January 1, 1996.*	Exhibit 10.37 to Form 10-K filed with the SEC on March 28, 1996
10.7	Schawk, Inc. Retirement Plan for Imaging Employees Amended and Restated effective January 1, 1996.*	Exhibit 10.38 to Form 10-K filed with the SEC on March 28, 1996
10.8	Stockholder Investment Program dated July 28, 1995.	Registration Statement No. 33-61375
10.9	Schawk, Inc. Employee Stock Purchase Plan effective January 1, 1999.*	Registration Statement No. 333-68521
10.10	Note Purchase Agreement dated as of December 23, 2003 by and between Schawk, Inc. and Massachusetts Mutual Life Insurance Company.	Exhibit 10.47 to Form 10-K filed with the SEC on March 8, 2004
10.11	Schawk, Inc. 2001 Equity Option Plan.	Appendix B to Proxy Statement filed with the SEC on April 16, 2001
10.12	Schawk, Inc. 2003 Equity Option Plan.	Appendix A to Proxy Statement filed with the SEC on April 16, 2003
10.13	Amended and Restated Registration Rights Agreement, dated as of January 31, 2005, among Schawk, Inc. and certain principal stockholders of Schawk, Inc.	Exhibit 10.1 to Form 8-K filed with the SEC on February 2, 2005
10.14	First Amendment, dated as of January 28, 2005, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.6 to Form 8-K filed with the SEC on February 2, 2005
10.15	Schawk, Inc. 2006 Long-term Incentive Plan.	Annex A to the Proxy Statement filed with the SEC on April 21, 2006
10.16	Employment Agreement dated as of September 18, 2008 between Timothy J. Cunningham and Schawk, Inc.*	Exhibit 10.1 to Form 8-K filed with the SEC on September 23, 2008

Exhibit	Description	Incorporation herein by reference (1)
10.17	Second Amendment, dated as of June 12, 2009, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on June 12, 2009
10.18	Third Amendment, dated as of January 12, 2010, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on January 14, 2010
10.19	Commercial Lease, dated as of March 23, 2010, between Schawk, Inc. and Graphics IV Limited Partnership.	Exhibit 10.5 to Form 10-Q filed with the SEC on May 5, 2010
10.20	Outside Directors’ Formula Stock Option Plan, as amended and restated.	Exhibit 10.1 to Form 10-Q filed with the SEC on August 4, 2010
10.21	Amendment No. 1, dated as of November 17, 2010, to Amended and Restated Credit Agreement dated January 12, 2010.	Exhibit 10.1 to Form 8-K filed with the SEC on November 18, 2010
10.22	Fourth Amendment, dated as of November 17, 2010, to Note Purchase Agreement dated as of December 23, 2003, as amended.	Exhibit 10.3 to Form 8-K filed with the SEC on November 18, 2010
10.23	Amended and Restated Employee Stock Purchase Plan.	Appendix B to the Proxy Statement filed with the SEC on April 18, 2011
10.24	Asset Purchase Agreement, dated as of September 15, 2011, among Schawk USA, Laga, Inc. (Brandimage), Lipson Associates, Inc., and the other parties thereto, as amended.	Exhibit 10.1 to Form 8-K filed with the SEC on October 20, 2011
10.25
Second Amended and Restated Credit Agreement, dated as of January 27, 2012, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent
Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2012
10.26	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of January 27, 2012, among Schawk, Inc., Prudential Investment Management, Inc., and the noteholders party thereto	Exhibit 10.2 to Form 8-K filed with the SEC on February 1, 2012
10.27	Fifth Amendment, dated as of January 27, 2012, to Note Purchase Agreement dated as of December 23, 2003 among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on February 1, 2012
10.28	Amendment to the Schawk, Inc. 2006 Long-term Incentive Plan	Appendix A to the proxy statement filed with the SEC on April 17, 2012.
10.29
Amendment No. 1, dated as of September 6, 2012, to the Second Amended and Restated Credit Agreement dated as of January 27, 2012, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent.
Exhibit 10.1 to Form 8-K filed with the SEC on September 14, 2012.
10.30
First Amendment, dated as of September 6, 2012, to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 27, 2012, among Schawk, Inc., Prudential Investment Management, Inc., and the noteholders party thereto.
Exhibit 10.2 to Form 8-K filed with the SEC on September 14, 2012.
10.31	Sixth Amendment, dated as of September 5, 2012, to the Note Purchase Agreement dated as of September 23, 2003, among Schawk, Inc. and the noteholders party thereto.	Exhibit 10.3 to Form 8-K filed with the SEC on September 14, 2012.
10.32
Consent Memorandum, dated as of February 27, 2013, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., and the lenders under the Second Amended and Restated Credit Agreement, dated as of January 27, 2012, as amended.**

10.33	Consent, dated as of February 27, 2013, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., Prudential Investment Management, Inc. and the other noteholders party thereto.**

Exhibit	Description	Incorporated herin by reference (1)
10.34	Consent, dated as of February 27,2013, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., Massachusetts Mutual Life Insurance Company and the other noteholders party thereto.**
21	List of Subsidiaries.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.**
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following financial information from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (ii) Consolidated Statements of Comprehensive Income (Loss) (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity and (v) Notes to Consolidated Financial Statements. ***

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
		Provision
	Balance at	Charged	Write-offs /	Other
Allowance for	Beginning	(Credited)	Allowances	Additions	Balance at
Doubtful Accounts	of Year	to Expense	Taken (1)	(Deductions) (2)	End of Year

2012	$1,926	$143	$(25)	$8	$2,052
2011	$1,525	$364	$40	$(3)	$1,926
2010	$1,619	$(94)	$1	$(1)	$1,525

		Provision
	Balance at	Charged		Other
Deferred Tax Asset	Beginning	(Credited) to	Allowance	Additions	Balance at
Valuation Allowance	of Year	Expense (4)	Changes (3)	(Deductions) (2)	End of Year

2012	$23,723	$11,807	$(129)	$698	$36,099
2011	$28,123	$(6,442)	$1,693	$349	$23,723
2010	$26,765	$703	$281	$374	$28,123

(1)	Net of collections on accounts previously written off.

(2)	Consists principally of adjustments related to foreign exchange.

(3)	Allowance changes arising from reductions in net operating loss carry forwards which are precluded from use and purchase accounting adjustments.

(4)
Charge to expense in 2012 relates primarily to the increase in foreign net operating loss carryforwards which are precluded from use. Credit to expense in 2011 relates to the release of certain valuation allowances, principally for the Company’s United Kingdom and Australian subsidiaries.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 7th day of March 2013.

Schawk, Inc.

By: /s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of March 2013.

/s/ Clarence W. Schawk	Chairman of the Board and Director
Clarence W. Schawk

/s/ David A. Schawk	Chief Executive Officer and Director
David A. Schawk	(Principal Executive Officer)

/s/ Eric N. Ashworth	President
Eric N. Ashworth

/s/ A. Alex Sarkisian, Esq.	Executive Vice President and Director
A. Alex Sarkisian

/s/ Timothy J. Cunningham	Executive Vice President and Chief Financial Officer
Timothy J. Cunningham	(Principal Financial Officer)

/s/ John B. Toher	Vice President and Corporate Controller
John B. Toher	(Principal Accounting Officer)

/s/ John T. McEnroe, Esq.	Director and Assistant Secretary
John T. McEnroe, Esq.

/s/ Leonard S. Caronia	Director
Leonard S. Caronia

/s/ Patrick J. O’Brien	Director
Patrick J. O’Brien

/s/ Hollis W. Rademacher	Director
Hollis W. Rademacher

s/ Michael G. O’Rourke	Director
Michael G. O’Rourke

/s/ Stanley N. Logan	Director
Stanley N. Logan