Form 10-Q
period 2013-03-31
SCHAWK INC
filed 2013-05-01
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of April 22, 2013 was 26,161,111.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,983	$9,651
Trade accounts receivable, less allowance for doubtful accounts of $2,286 at March 31, 2013 and $2,052 at December 31, 2012	94,290	93,696
Inventories	21,536	22,121
Prepaid expenses and other current assets	10,447	10,156
Income tax receivable	4,498	3,171
Deferred income taxes	227	235
Total current assets	136,981	139,030

Property and equipment, less accumulated depreciation of $120,324 at March 31, 2013 and $119,257 at December 31, 2012	65,646	65,491
Goodwill, net	210,975	211,903
Other intangible assets, net:
Customer relationships	27,512	29,010
Other	577	633
Deferred income taxes	5,685	5,983
Other assets	6,811	6,771

Total assets	$454,187	$458,821

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$23,177	$18,137
Accrued expenses	59,513	57,080
Deferred income taxes	2,475	2,482
Income taxes payable	501	609
Current portion of long-term debt	3,904	4,262
Total current liabilities	89,570	82,570

Long-term liabilities:
Long-term debt	69,875	78,724
Deferred income taxes	3,184	3,208
Other long-term liabilities	43,022	43,536
Total long-term liabilities	116,081	125,468

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 31,252,263 and 31,172,666 shares issued at March 31, 2013 and December 31, 2012, respectively, 26,161,107 and 26,113,544 shares outstanding at March 31, 2013 and December 31, 2012, respectively	228	227
Additional paid-in capital	210,741	209,556
Retained earnings	93,248	93,897
Accumulated other comprehensive income, net	9,518	11,859
Treasury stock, at cost, 5,091,156 and 5,059,122 shares of common stock at March 31, 2013 and December 31, 2012, respectively	(65,199)	(64,756)
Total stockholders’ equity	248,536	250,783

Total liabilities and stockholders’ equity	$454,187	$458,821

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net sales	$111,003	$112,750
Cost of sales	73,052	75,750
Gross profit	37,951	37,000

Selling, general and administrative expenses	33,281	33,862
Business and systems integration expenses	2,658	3,170
Acquisition integration and restructuring expenses	247	1,084
Impairment of long-lived assets	36	--
Foreign exchange (gain) loss	(242)	470
Operating income (loss)	1,971	(1,586)

Other income (expense):
Interest income	26	16
Interest expense	(1,095)	(842)

Income (loss) before income taxes	902	(2,412)
Income tax benefit	(553)	(805)

Net income (loss)	$1,455	$(1,607)

Earnings (loss) per share:
Basic	$0.06	$(0.06)
Diluted	$0.06	$(0.06)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,154	25,767
Diluted	26,224	25,767

Dividends per Class A common share	$0.08	$0.08

Net income (loss)	$1,455	$(1,607)
Foreign currency translation adjustments	(2,341)	2,457
Comprehensive income (loss)	$(886)	$850

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Cash flows from operating activities
Net income (loss)	$1,455	$(1,607)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	3,398	3,300
Amortization	1,049	1,355
Impairment of long-lived assets	36	--
Non-cash restructuring charge	--	65
Amortization of deferred financing fees	62	95
Gain realized on sale of property and equipment	(69)	(9)
Stock based compensation expense	416	1,832
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(1,740)	4,813
Inventories	439	(3,105)
Prepaid expenses and other current assets	(948)	1,317
Trade accounts payable, accrued expenses and other liabilities	7,944	6,978
Income taxes refundable	(1,339)	1,748
Net cash provided by operating activities	10,703	16,782

Cash flows from investing activities
Proceeds from sales of property and equipment	8	12
Purchases of property and equipment	(3,738)	(5,516)
Net cash used in investing activities	(3,730)	(5,504)

Cash flows from financing activities
Issuance of common stock	696	738
Proceeds from issuance of long-term debt	36,775	76,864
Payments of long-term debt including current portion	(45,871)	(92,042)
Payment of deferred financing fees	--	(831)
Cash dividends	(2,090)	(2,056)
Net cash used in financing activities	(10,490)	(17,327)

Effect of foreign currency rate changes	(151)	509

Net decrease in cash and cash equivalents	(3,668)	(5,540)
Cash and cash equivalents at beginning of period	9,651	13,732

Cash and cash equivalents at end of period	$5,983	$8,192

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

The significant accounting policies of Schawk, Inc. (“Schawk” or the “Company”) are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2012.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2012, as filed with its 2012 Form 10-K. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220). The amendments in ASU 2013-02 supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Inventories consist of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$1,921	$2,087
Work-in-process	20,033	20,251
Finished goods	318	449
	22,272	22,787
Less: LIFO reserve	(736)	(666)

Total	$21,536	$22,121

Note 3 – Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average shares outstanding for the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares, including common stock equivalent shares (stock options and stock-settled stock appreciation rights) outstanding for the period. Certain share-based payment awards which entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic earnings per share. There were no reconciling items to net income to arrive at income (loss) available to common stockholders.

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$1,455	$(1,607)

Weighted average shares – Basic	26,154	25,767
Effect of dilutive stock options	70	--
Adjusted weighted average shares and assumed conversions - Diluted	26,224	25,767

Basic earnings (loss) per common share	$0.06	$(0.06)
Diluted earnings (loss) per common share	$0.06	$(0.06)

Since the Company was in a net loss position for the three month period ended March 31, 2012, there was no difference between the number of shares used to calculate basic and diluted loss per share for that period. There were 149 potentially dilutive stock options not included in the diluted per share calculation for the three month period ended March 31, 2012, because they would be anti-dilutive. In addition, the following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012

Anti-dilutive options	1,550	1,416
Exercise price range	$11.71-21.08	$11.71-21.08

Note 4 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with current accounting guidance for comprehensive income. Accumulated other comprehensive income, net includes cumulative translation adjustments and changes in gains and losses on hedged transactions, net of tax. The components of comprehensive income for the three month periods ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$1,455	$(1,607)
Foreign currency translation adjustments	(2,341)	2,457
Comprehensive income (loss)	$(886)	$850

Note 5 – Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards using the straight-line expense attribution method. The equity compensation grants made by the Company during the first quarter of 2013 were in the form of stock-settled stock appreciation rights and restricted stock units, rather than stock options and shares of restricted stock, as had been granted in prior periods.

The Company records compensation expense for employee stock options and stock appreciation rights based on the estimated fair value of the options and stock appreciation rights on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options and stock appreciation rights granted during the three-month periods ended March 31, 2013 and March 31, 2012, using the Black-Scholes option-pricing model.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012

Expected dividend yield	2.84%		2.73%
Expected stock price volatility	56.36%		57.19%
Risk-free interest rate	1.26%		1.33%
Weighted-average expected life of options	6.47	years	6.21	years
Forfeiture rate	2.5%		3.0%

The number of stock appreciation rights and restricted stock units granted during the three-month period ended March 31, 2013 was 207. The number of stock options and shares of restricted stock granted during the three month period ended March 31, 2012 was 180.

The total fair value of stock appreciation rights and restricted stock units granted during the three-month period ended March 31, 2013 was $1,674. The total fair value of stock options and shares of restricted stock granted during the three-month period ended March 31, 2012 was $1,604. As of March 31, 2013 and March 31, 2012, respectively, there was $3,605 and $2,714 of total unrecognized compensation cost related to nonvested stock-based compensation awards. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three-month periods ended March 31, 2013 and March 31, 2012 was $416 and $1,832, respectively. The higher expense level during the first quarter of 2012 reflected provisions for vesting rights upon retirement.

Note 6 – Impairment of Long-lived Assets and Insurance Recoveries

For the three month period ended March 31, 2013, the Company recorded impairment charges of $27 and $9, for customer relationship and trade name assets, respectively, in the Asia Pacific operating segment. The impairment charges reflect the Company’s decision to close the Seoul, Korea office acquired in its 2011 Brandimage acquisition. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss).

For the three month period ended March 31, 2012, the Company recorded impairment charges of $65 related to leasehold improvements no longer being utilized as a result of an office consolidation. Since the impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Comprehensive Income (Loss). See Note 12 – Acquisition Integration and Restructuring.

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

The purchase price of $24,562 consisted of $27,011 paid in cash at closing, less $2,449 received in 2012 for a net working capital adjustment. The Company recorded a purchase price allocation based on a fair value appraisal performed by an independent consulting company. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes.

During the first quarter of 2013, the Company made a decision to close the Seoul, Korea office acquired in the Brandimage acquisition and recorded impairment charges of $27 and $9, for customer relationship and trade name assets, respectively. The impairment charges represented the remaining unamortized value of the customer relationship and trade name assets assigned to the Brandimage Korea subsidiary and were charged to the Asia-Pacific operating segment.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The remaining exit reserve relates to lease termination expenses for a facility with a lease expiring in 2014. The remaining reserve balance of $272 is included on the Consolidated Balance Sheets as of March 31, 2013 as follows: $116 is included in Accrued expenses and $156 is included in Other long-term liabilities.

The following table summarizes the reserve activity from December 31, 2012 through March 31, 2013:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$324	$(31)	$(21)	$272

Note 8 – Debt

Debt obligations consist of the following:

	March 31, 2013	December 31, 2012

Revolving credit agreement	$43,646	$52,495
Series A senior note payable - Tranche A	1,843	1,843
Series A senior note payable - Tranche B	2,458	2,458
Series F senior note payable	25,000	25,000
Other	832	1,190
	73,779	82,986
Less amounts due in one year or less	(3,904)	(4,262)

Total	$69,875	$78,724

Credit Facility and Senior Notes

Revolving Credit Facility

Amended and Restated Credit Facility. On January 27, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “2012 Credit Agreement”), among the Company, certain subsidiary borrowers of the Company, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent, in order to amend and restate the Company’s prior credit agreement that was scheduled to terminate on July 12, 2012.

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

At March 31, 2013, there was $40,500 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.43 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At March 31, 2013 there were no prime rate borrowings outstanding. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At March 31, 2013, there was $2,949 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.55 percent and $197 outstanding under prime rate borrowings at an interest rate of approximately 4.25 percent.

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

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior notes that were outstanding at March 31, 2013 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $4,301, is included on the March 31, 2013 Consolidated Balance Sheets as follows: $3,072 is included in Current portion of long-term debt and $1,229 is included in Long-term debt.

Amended and Restated Private Shelf Agreement. Concurrently with its entry into the 2012 Credit Agreement, on January 27, 2012, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain existing noteholders and note purchasers named therein (the “Private Shelf Agreement”), which provides for a $75,000 private shelf facility for a period of up to three years (the “Private Shelf Facility”). At closing, the Company issued $25,000 aggregate principal amount of its 4.38% Series F Senior Notes due January 27, 2019 (the “Notes”) under the Private Shelf Agreement.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at March 31, 2013. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded a withdrawal liability with an estimated present value of $31,683. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness.  See Note 15 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In September 2012, the Company financed $1,075 of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in June 2013. The total balance outstanding for insurance premiums at March 31, 2013 is $361 and is included in Current portion of long-term debt on the March 31, 2013 Consolidated Balance Sheets.

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at March 31, 2013 is $252 and is included in Current portion of long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at March 31, 2013 is $216 and is included in Current portion of long-term debt.

The Company also had $3 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the March 31, 2013 Consolidated Balance Sheets.

Deferred Financing Fees

At March 31, 2013, the Company had $871 of unamortized deferred financing fees related to prior revolving credit facility and note purchase agreement amendments. During the first quarter of 2013, the Company amortized deferred financing fees totaling $62. During the first quarter of 2012, the Company amortized deferred financing fees totaling $95. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income (Loss.)

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

The changes in the carrying amount of goodwill by reportable segment during the three-month period ended March 31, 2013, were as follows:
			Asia
	Americas	Europe	Pacific	Total
Cost:
December 31, 2012	$203,987	$43,025	$9,830	$256,842
Foreign currency translation	(446)	(2,235)	(35)	(2,716)

March 31, 2013	$203,541	$40,790	$9,795	$254,126

Accumulated impairment:
December 31, 2012	$(14,540)	$(29,129)	$(1,270)	$(44,939)
Foreign currency translation	105	1,689	(6)	1,788

March 31, 2013	$(14,435)	$(27,440)	$(1,276)	$(43,151)

Net book value:
December 31, 2012	$189,447	$13,896	$8,560	$211,903

March 31, 2013	$189,106	$13,350	$8,519	$210,975

The Company’s other intangible assets subject to amortization are as follows:

		March 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.7 years	$56,908	$(29,396)	$27,512
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	868	(816)	52
Trade names	3.9 years	1,441	(916)	525
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	12.9 years	$61,599	$(33,510)	$28,089

		December 31, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.7 years	$57,904	$(28,894)	$29,010
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	877	(821)	56
Trade names	3.9 years	1,469	(892)	577
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.0 years	$62,632	$(32,989)	$29,643

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

During the first quarter of 2013, the Company recorded impairment charges of $27 and $9, for customer relationship and trade name assets, respectively, in the Asia Pacific operating segment. The impairment charges reflect the Company’s decision to close the Seoul, Korea office acquired in its 2011 Brandimage acquisition. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income. See Note 6 – Impairment of Long-lived Assets and Insurance Recoveries for more information.

Amortization expense related to the other intangible assets totaled $1,049 and $1,355 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. Amortization expense for each of the next five twelve-month periods beginning April 1, 2013, is expected to be approximately $4,031 for 2014, $3,991 for 2015, $3,851 for 2016, $3,774 for 2017, and $3,543 for 2018.

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

The forecasted annual effective tax rate is 37.75 percent and 36.15 percent for 2013 and 2012, respectively. The difference reflects changes in the mix of income between foreign and domestic operations.

The following table sets out the tax benefit and the effective tax rates of the Company:

	Three Months Ended March 31,
	2013	2012

Income (loss) before income taxes	$902	$(2,412)
Income tax benefit	$(553)	$(805)
Effective tax rate	(61.3)%	33.4%

In the first quarter of 2013, the Company recognized a tax benefit of $553 on income before income taxes of $902, or an effective tax rate of (61.3) percent, as compared to an effective tax rate of 33.4 percent for the first quarter of 2012. During the first quarter of 2013, the U.S. Congress enacted tax legislation that retroactively reinstated certain tax benefits. The first quarter of 2013 effective tax rate reflects the retroactive benefits of this legislation and the tax benefit of certain effectively settled uncertain tax positions in the amount of $834.

The effective tax rate for the first three months of 2013, as compared to rate for the first three months of 2012, is primarily due to the discrete benefits recorded during the quarter.

The Company had reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,794 and $2,093 at March 31, 2013 and December 31, 2012, respectively. The reserve for uncertain tax positions as of March 31, 2013 decreased primarily due to the effective settlement of previously recorded uncertain tax positions.

Note 11 – Segment Reporting

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

The segment sales disclosure for the three-month period ended March 31, 2012 has been reclassified to conform to the current presentation of segment sales as presented for the three-month period ended March 31, 2013. The Americas segment sales and intersegment sales elimination originally reported for the three-month period ended March 31, 2012 have both been reduced by $6,491 to reflect the elimination of intra-segment sales within the Americas segment.

Segment information relating to results of operations was as follows:

	Three Months Ended March 31,
	2013	2012

Sales to clients:
Americas	$86,514	$86,346
Europe	19,681	22,392
Asia Pacific	9,706	8,120
Intersegment sales elimination	(4,898)	(4,108)

Net sales	$111,003	$112,750

Operating segment income (loss):
Americas	$12,093	$7,951
Europe	(201)	1,423
Asia Pacific	347	114
Corporate	(10,268)	(11,074)
Operating income (loss)	1,971	(1,586)
Interest expense, net	(1,069)	(826)
Income (loss) before income taxes	$902	$(2,412)

 Note 12 – Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses during the years 2009 through 2012 and the first quarter of 2013.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three-month period ended March 31, 2013, related to cost reduction and restructuring actions initiated during 2008, 2010, 2011, 2012 and 2013. The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $4,201 is included on the Consolidated Balance Sheets at March 31, 2013 as follows: $2,487 in Accrued expenses and $1,714 in Other long-term liabilities.

	Employee	Lease
	Terminations	Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2012	$--	$2,761	$2,761
Adjustments	--	52	52
Cash payments	--	(203)	(203)

Liability balance at March 31, 2013	$--	$2,610	$2,610

Actions Initiated in 2010
Liability balance at December 31, 2012	$402	$--	$402
Adjustments	(8)	--	(8)
Cash payments	(394)	--	(394)

Liability balance at March 31, 2013	$--	$--	$--

Actions Initiated in 2011
Liability balance at December 31, 2012	$15	$--	$15
Adjustments	(15)	--	(15)

Liability balance at March 31, 2013	$--	$--	$--

Actions Initiated in 2012
Liability balance at December 31, 2012	$1,390	$1,187	$2,577
New accruals	6	--	6
Adjustments	(5)	21	16
Cash payments	(860)	(239)	(1,099)

Liability balance at March 31, 2013	$531	$969	$1,500

Actions Initiated in 2013
Liability balance at December 31, 2012	$--	$--	$--
New accruals	218	--	218
Adjustments	(1)	--	(1)
Cash payments	(126)	--	(126)

Liability balance at March 31, 2013	$91	$--	$91

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2010, 2011, 2012, and 2013 shown above was $268 for the three-month period ended March 31, 2013. In addition, the Company recorded legal costs of $19 and reversed reserves of $40 related to a facility closure during the three-month period ended March 31, 2013. The total expenses for the three-month period ended March 31, 2013 was $247 and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The expenses for the three-month periods ended March 31, 2013 and March 31, 2012 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Three months ended March 31, 2013	$213	$75	$(41)	$--	$247
Three months ended March 31, 2012	$718	$331	$35	$--	$1,084
Cumulative since program inception	$15,962	$7,049	$1,258	$1,911	$26,180

Note 13 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2012. The forward contracts were designated as fair value hedges at inception. The derivative fair value gains or losses from these fair value hedges are recorded in the Consolidated Statements of Comprehensive Income (Loss.) The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 14 – Fair Value Measurements. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts. There was no effect on earnings for the three-month period ended March 31, 2013. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three month period ended March 31, 2012 was a loss of $121.

Note 14 – Fair Value Measurements

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at March 31, 2013.

The Company’s multiemployer pension withdrawal liability is categorized as Level 3 within the fair value hierarchy. The fair value of the multiemployer pension withdrawal liability was estimated using a present value analysis as of December 31, 2012. See Note 15 – Multiemployer Pension Withdrawal for more information regarding the multiemployer withdrawal liability. The following table summarizes the changes in the fair value of the Company’s multiemployer pension withdrawal liability during the first three months of 2013:

Contingent
Consideration
Fair Value

Liability balance at January 1, 2013	$31,683
Accretion of present value discount	209

Liability balance at March 31, 2013	$31,892

The following table summarizes the fair values as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Multiemployer pension withdrawal liability	$--	$--	$31,892	$31,892

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund (“NPF”), formerly known as the Graphic Communications Conference International Brotherhood of Teamsters Supplemental Retirement and Disability Fund (“SRDF”), pursuant to collective bargaining agreements at eight locations. During the fourth quarter of 2012, the Schawk Board of Directors executed a resolution to authorize management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the NPF. The negotiations with the local bargaining units continued during the first quarter of 2013. The decision to exit the NPF was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. A withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. Management concluded that a complete withdrawal from the NPF was both probable and estimable, subject to the Company’s good faith bargaining obligations. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability for its withdrawal from the NPF of $31,683 as of December 31, 2012, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41,186, payable $2,059 per year over a 20 year period, with the annual cash payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent.  During the first quarter of 2013, the Company accreted $209 of the present value discount, resulting in an estimated liability balance of $31,892 at March 31, 2013, which is included in Other long-term liabilities on the Consolidated Balance Sheets as of March 31, 2013. The expense associated with the accretion of the present value discount is reflected in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

The Company previously participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan. The Company’s decision triggered a withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The Company made payments during 2012 to settle the liability in full.

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

Financial Overview

Net sales decreased $1.7 million or 1.5 percent in the first quarter of 2013 to $111.0 million from $112.8 million in the first quarter of 2012. The sales decrease in the first quarter of 2013 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts partially offset by an increase in sales from the Company’s consumer products packaging accounts. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Americas and Asia Pacific segments in the first quarter of 2013 compared to the prior year’s quarter, but were offset by a decrease in sales in the Europe segment. The Americas segment increased by $0.2 million, or 0.2 percent and the Asia Pacific segment increased by $1.6 million, or 19.5 percent. The Europe segment decreased by $2.7 million, or 12.1 percent. The Company’s inventories, composed principally of the cost of unbilled client services, decreased $0.6 million during the first quarter of 2013.

Cost of sales was $73.1 million, or 65.8 percent of sales, in the first quarter of 2013, a decrease of $2.7 million, or 3.6 percent, from $75.8 million, or 67.2 percent of sales, in the first quarter of 2012. The decrease in cost of sales during the first quarter of 2013 compared to 2012 was mainly due to a decrease in production services purchased from outside contractors.

Gross profit increased by $1.0 million or 2.6 percent in the first quarter of 2013 to $38.0 million from $37.0 million in the first quarter of 2012. The increase in gross profit in the current quarter compared to the prior year’s quarter is attributable to the decrease in cost of sales partially offset by the decrease in net sales quarter-over-quarter. Gross profit in the Americas operating segment increased by $2.3 million or 8.7 percent and increased in the Asia Pacific operating segment by $0.6 million or 19.7 percent. Gross profit in the Europe operating segment decreased by $1.9 million or 25.2 percent.

The Company recorded an operating profit of $2.0 million in the first quarter of 2013 compared to an operating loss of $1.6 million in the first quarter of 2012, an increase of $3.6 million. The operating income in the current quarter compared to the operating loss in the prior year’s quarter is due in part to the higher gross profit in the first quarter of 2013 compared to the first quarter of 2012, as well as to the following items:

Selling, general and administrative expenses decreased $0.6 million, or 1.7 percent, in the first quarter of 2013 to $33.3 million from $33.9 million in the first quarter of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $0.5 million to $2.7 million in the first quarter of 2013 from $3.2 million in the first quarter of 2012. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $0.8 million, from $1.1 million in the first quarter of 2012 to $0.2 million in the first quarter of 2013. Also, the Company recorded a net gain of $0.2 million on foreign exchange exposures in the first quarter of 2013 compared to a net loss of $0.5 million on foreign exchange exposures in the first quarter of 2012. In addition, the Company recorded a charge of less than $0.1 million for impairment of long-lived assets in the first quarter of 2013 for customer relationship and trade name intangible assets in the Asia Pacific segment. The impairment was related to the Company’s decision in the first quarter of 2013 to close the Seoul, Korea office acquired in the 2011 Brandimage acquisition. There was no impairment of long-lived assets in the first quarter of 2012.

The Company recorded an income tax benefit of $0.6 million in the first quarter of 2013 compared to an income tax benefit of $0.8 million in the first quarter of 2012. The income tax benefit in the first quarter of 2013 reflects discrete tax benefits for the release of uncertain tax positions and other discrete tax adjustments. The effective tax rate was (61.3) percent for the first quarter of 2013 compared to an effective tax rate of 33.4 percent in the first quarter of 2012.

In the first quarter of 2013, the Company recorded net income of $1.5 million, or $0.06 per diluted share, as compared to net loss of $1.6 million, or $0.06 per diluted share, in the first quarter of 2012. The increase in profitability, period-over-period, is principally due to expense decreases related to cost of sales, business systems and integration and acquisition integration and restructuring, as well as a net gain on foreign exchange exposures in the first quarter of 2013 compared to a net loss on foreign exchange exposures in the first quarter of 2012.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three-month periods ended March 31, 2013 and March 31, 2012 was $0.2 million and $1.1 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss). See Note 12 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2012 and for the first three months of 2013, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Three months ended March 31, 2013	$0.2	$0.1	$(0.1)	$--	$0.2
Year ended December 31, 2012	4.4	0.9	0.1	--	5.4
Year ended December 31, 2011	0.8	0.6	--	0.1	1.5
Year ended December 31, 2010	1.3	0.5	--	0.5	2.3
Year ended December 31, 2009	3.6	1.4	1.0	0.4	6.4
Year ended December 31, 2008	5.7	3.6	0.2	0.9	10.4

Cumulative since program inception	$16.0	$7.1	$1.2	$1.9	$26.2

The Company is exploring various additional cost reduction actions that could be taken, particularly in the Americas segment, if revenue does not improve.

Multiemployer pension withdrawal expense

The Company has eight bargaining units in the United States that participate in the GCC/IBT National Pension Plan pursuant to a number of collective bargaining agreements. In December 2012, the Schawk Board of Directors authorized management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the pension plan. The negotiations with the local bargaining units continued during the first quarter of 2013. The decision to exit the plan was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability in the fourth quarter of 2012 for its withdrawal from the pension plan of $31.7 million, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41.2 million, payable $2.1 million per year over a 20 year period, with the annual cash payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. During the first quarter of 2013, the Company accreted $0.2 million of the present value discount, resulting in an estimated liability balance of $31.9 million at March 31, 2013, which is included in Other long-term liabilities on the Consolidated Balance Sheets as of March 31, 2013. The expense associated with the accretion of the present value discount is reflected in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended:

	Three Months Ended March 31,		2013 vs. 2012 Increase (Decrease)
			$	%
	2013	2012	Change	Change

Net sales	$111,003	$112,750	$(1,747)	(1.5	) %
Cost of sales	73,052	75,750	(2,698)	(3.6	) %
Gross profit	37,951	37,000	951	2.6%
Gross profit percentage	34.2%	32.8%

Selling, general and administrative expenses	33,281	33,862	(581)	(1.7	) %
Business and systems integration expenses	2,658	3,170	(512)	(16.2	) %
Acquisition integration and restructuring expenses	247	1,084	(837)	(77.2	) %
Impairment of long-lived assets	36	--	36	nm
Foreign exchange (gain) loss	(242)	470	(712)	nm
Operating income (loss)	1,971	(1,586)	3,557	nm
Operating margin percentage	1.8%	(1.4)%

Other income (expense):
Interest income	26	16	10	62.5%
Interest expense	(1,095)	(842)	(253)	30.0%

Income (loss) before income taxes	902	(2,412)	3,314	nm
Income tax benefit	(553)	(805)	252	(31.3	) %

Net income (loss)	$1,455	$(1,607)	$3,062	nm

Effective income tax rate	(61.3)%	33.4%

Expressed as a percentage of Net Sales:

Cost of Sales	65.8%	67.2%	(140)	bp
Gross margin	34.2%	32.8%	140	bp
Selling, general and administrative expenses	30.0%	30.0%	--	bp
Business and systems integration expenses	2.4%	2.8%	(40)	bp
Acquisition integration and restructuring expenses	0.2%	1.0%	(80)	bp
Foreign exchange loss	(0.2)%	0.4%	(60)	bp
Operating margin	1.8%	(1.4)%	320	bp

bp = basis points
nm = not meaningful

Net sales in the first quarter of 2013 were $111.0 million compared to $112.8 million in the first quarter of 2012, a decrease of $1.7 million, or 1.5 percent. The sales decrease in the first quarter of 2013 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail and entertainment accounts, partially offset by an increase in sales from the Company’s consumer products packaging accounts. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net sales increased in the Americas and Asia Pacific segments in the first quarter of 2013 compared to the prior year’s quarter, but were offset by a decrease in sales in the Europe segment. The Americas segment increased by $0.2 million, or 0.2 percent and the Asia Pacific segment increased by $1.6 million, or 19.5 percent. The Europe segment decreased by $2.7 million, or 12.1 percent.

Consumer products packaging accounts sales in the first quarter of 2013 were $91.5 million, or 82.4 percent of total sales, as compared to $89.9 million, or 79.7 percent of total sales, in the same period of the prior year, representing an increase of 1.7 percent. Retail and advertising accounts sales of $15.0 million in the first quarter of 2013, or 13.5 percent of total sales, decreased 13.4 percent from $17.3 million in the first quarter of 2012. Entertainment account sales of $4.5 million in the first quarter of 2013, or 4.1 percent of total sales, decreased 18.0 percent from $5.5 million in the first quarter of 2012. During the first quarter of 2013, the Company continued to see measured progress with its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of sales was $73.1 million, or 65.8 percent of sales, in the first quarter of 2013, a decrease of $2.7 million, or 3.6 percent, from $75.8 million, or 67.2 percent of sales, in the first quarter of 2012. The decrease in cost of sales during the first quarter of 2013 compared to 2012 was mainly due to a decrease in production services purchased from outside contractors.

Gross profit increased by $1.0 million or 2.6 percent in the first quarter of 2013 to $38.0 million from $37.0 million in the first quarter of 2012. The increase in gross profit in the current quarter compared to the prior year’s quarter is attributable to the decrease in cost of sales partially offset by the decrease in net sales quarter-over-quarter. Gross profit in the Americas operating segment increased by $2.3 million or 8.7 percent and increased in the Asia Pacific operating segment by $0.6 million or 19.7 percent. Gross profit in the Europe operating segment decreased by $1.9 million or 25.2 percent.

The Company recorded an operating profit of $2.0 million in the first quarter of 2013 compared to an operating loss of $1.6 million in the first quarter of 2012, an increase of $3.6 million. The operating income percentage was 1.8 percent for the first quarter of 2013, compared to a 1.4 percent operating loss percentage in the first quarter of 2012. The operating income in the current quarter compared to the operating loss in the prior year’s quarter is due in part to the higher gross profit in the first quarter of 2013 compared to the first quarter of 2012, as well as to the following items:

Selling, general and administrative expenses decreased $0.6 million, or 1.7 percent, in the first quarter of 2013 to $33.3 million from $33.9 million in the first quarter of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $0.5 million to $2.7 million in the first quarter of 2013 from $3.2 million in the first quarter of 2012. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $0.8 million, from $1.1 million in the first quarter of 2012 to $0.2 million in the first quarter of 2013. The Company recorded a net gain of $0.2 million on foreign exchange exposures in the first quarter of 2013 compared to a net loss of $0.5 million on foreign exchange exposures in the first quarter of 2012. In addition, the Company recorded a charge of less than $0.1 million for impairment of long-lived assets in the first quarter of 2013 for customer relationship and trade name intangible assets in the Asia Pacific segment. The impairment was related to the Company’s decision in the first quarter of 2013 to close the Seoul, Korea office acquired in the 2011 Brandimage acquisition. There was no impairment of long-lived assets in the first quarter of 2012.

Interest expense in the first quarter of 2013 was $1.1 million compared to $0.8 million in the first quarter of 2012, an increase of $0.3 million, or 30.0 percent. The increase in interest expense in the first quarter of 2013 compared to the first quarter of 2012 includes $0.2 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax benefit of $0.6 million in the first quarter of 2013 compared to an income tax benefit of $0.8 million in the first quarter of 2012. The income tax benefit in the first quarter of 2013 reflects discrete tax benefits for the release of uncertain tax positions and other discrete tax adjustments. The effective tax rate was (61.3) percent for the first quarter of 2013 compared to an effective tax rate of 33.4 percent in the first quarter of 2012.

In the first quarter of 2013, the Company recorded net income of $1.5 million, or $0.06 per diluted share, as compared to net loss of $1.6 million, or $0.06 per diluted share, in the first quarter of 2012. The increase in profitability, period-over-period, is principally due to expense decreases related to cost of sales, business systems and integration and acquisition integration and restructuring, as well as a net gain on foreign exchange exposures in the first quarter of 2013 compared to a net loss on foreign exchange exposures in the first quarter of 2012.

Other Information

Depreciation and amortization expense was $4.4 million for the first quarter of 2013 as compared to $4.7 million for the same period of 2012.

Capital expenditures in the first quarter of 2013 were $3.7 million compared to $5.5 million in the same period of 2012. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

Americas

The following table sets forth Americas segment results for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net sales	$86,514	$86,346	$168	0.2%
Cost of sales	$58,123	$60,223	$(2,100)	(3.5	) %
Gross profit	$28,391	$26,123	$2,268	8.7%
Gross profit percentage	32.8%	30.3%		250	bp
Acquisition integration and restructuring expenses	$213	$718	$(505)	(70.3	) %
Foreign exchange (gain) loss	$(3)	$15	$(18)	nm
Depreciation and amortization	$2,807	$2,658	$149	5.6%
Operating income	$12,093	$7,951	$4,142	52.1%
Operating margin	14.0%	9.2%		480	bp
Capital expenditures	$976	$2,780	$(1,804)	(64.9	) %
Total assets	$351,789	$358,960	$(7,171)	(2.0	) %

nm = not meaningful
bp = basis points

Net sales in the first quarter of 2013 for the Americas segment were $86.5 million compared to $86.3 million in the same period of the prior year, an increase of $0.2 million or 0.2 percent. The sales increase in the first quarter of 2013 compared to the prior year’s quarter reflects an increase in sales from the Company’s consumer products packaging accounts partially offset by a decrease in promotional activity from the Company’s advertising and retail accounts. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of less than $0.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales in the first quarter of 2013 was $58.1 million, or 67.2 percent of sales, compared to $60.2 million, or 69.7 percent of sales, in the same period of the prior year, a decrease of $2.1 million or 3.5 percent. The reduction in cost of sales was mainly due to a decrease in production services purchased from outside contractors.

Operating income was $12.1 million or 14.0 percent of sales, in the first quarter of 2013 compared to $8.0 million, or 9.2 percent of sales, in the first quarter of 2012, an increase of $4.1 million or 52.1 percent. The increase in operating income is principally due to the decrease in cost of sales, as well as decreases in other operating expenses compared to the previous period.

Europe

The following table sets forth Europe segment results for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,			2013 vs. 2012 Increase (Decrease)
(in thousands)	2013		2012	$	%

Net sales	$19,681		$22,392	$(2,711)	(12.1	) %
Cost of sales	$13,924		$14,692	$(768)	(5.2	) %
Gross profit	$5,757		$7,700	$(1,943)	(25.2	) %
Gross profit percentage	29.3%		34.4%		(510	) bp
Acquisition integration and restructuring expenses	$75		$331	$(256)	(77.3	) %
Foreign exchange (gain) loss	$2		$(44)	$46	nm
Depreciation and amortization	$631		$840	$(209)	(24.9	) %
Operating income (loss)	$(201)		$1,423	$(1,624)	nm
Operating margin	(1.0	) %	6.4%		(740	) bp
Capital expenditures	$572		$205	$367	nm
Total assets	$52,886		$61,371	$(8,485)	(13.8	) %

nm = not meaningful
bp = basis points

Net sales in the Europe segment in the first quarter of 2013 were $19.7 million compared to $22.4 million in the same period of the prior year, a decrease of $2.7 million or 12.1 percent. New product introductions and packaging changes were slower than anticipated for the first quarter of 2013 as the Company’s European clients continue to exercise caution based on economic uncertainties. Sales in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of sales was $13.9 million, or 70.7 percent of sales, in the first quarter of 2013 compared to $14.7 million or 65.6 percent of sales in the first quarter of 2012, a decrease of $0.8 million or 5.2 percent. The decrease in cost of sales during the first quarter of 2013 compared to 2012 was mainly due to a decrease in production services purchased from outside contractors.

Gross profit decreased by $1.9 million or 25.2 percent in the first quarter of 2013 to $5.8 million from $7.7 million in the first quarter of 2012. The decrease in gross profit in the current quarter compared to the prior year’s quarter is attributable to the decrease in net sales partially offset by the decrease in cost of goods sold quarter-over-quarter.

The operating loss was $0.2 million, or 1.0 percent of sales, in the first quarter of 2013 compared to an operating income of $1.4 million or 6.4 percent of sales in the first quarter of 2012, a decrease of $1.6 million. The decrease in operating income in the current period compared to the prior year’s period is mainly due to decrease in net sales quarter-over-quarter.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net sales	$9,706	$8,120	$1,586	19.5%
Cost of sales	$5,903	$4,943	$960	19.4%
Gross profit	$3,803	$3,177	$626	19.7%
Gross profit percentage	39.2%	39.1%		10	bp
Acquisition integration and restructuring expenses	$(41)	$35	$(76)	nm
Impairment of long-lived assets	$36	$--	$36	nm
Foreign exchange gain (loss)	$(46)	$168	$(214)	nm
Depreciation and amortization	$369	$393	$(24)	(6.1	) %
Operating income	$347	$114	$233	nm
Operating margin	3.6%	1.4%		220	bp
Capital expenditures	$314	$197	$117	59.4%
Total assets	$26,943	$29,094	$(2,151)	(7.4	) %

nm = not meaningful
bp = basis points

Net sales in the Asia Pacific segment in the first quarter of 2013 were $9.7 million compared to $8.1 million in the same period of the prior year, an increase of $1.6 million or 19.5 percent, reflecting an increase in promotional activity from the Company’s packaging accounts.  Sales for the first quarter of 2013, as compared to the first quarter of 2012, were negatively impacted by changes in foreign currency translation rates of approximately $0.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of sales was $5.9 million in the first quarter of 2013, or 60.8 percent of sales, as compared to $4.9 million, or 60.9 percent of sales, in the first quarter of 2012, an increase of $1.0 million, or 19.4 percent. The increase in cost of sales during the first quarter of 2013 compared to 2012 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings and increases in production services purchased from outside contractors.

Operating income was $0.3 million in the first quarter of 2013, or 3.6 percent of sales, as compared to $0.1 million, or 1.4 percent of sales, in the first quarter of 2012, an increase of $0.2 million. The increase in operating income in the current period compared to the prior year’s period is due principally to the increase in net sales.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at March 31, 2013 was $73.8 million compared to $83.0 million at December 31, 2012.

As of March 31, 2013, the Company had $6.0 million in consolidated cash and cash equivalents, compared to $9.7 million at December 31, 2012. The decrease in cash and cash equivalents at March 31, 2013 compared to December 31, 2012 reflects the Company’s efforts to minimize cash on hand in order to pay down its revolving credit facility.

Cash provided by operating activities. Cash provided by operating activities was $10.7 million in the first quarter of 2013 compared to cash provided by operating activities of $16.8 million in the first quarter of 2012. The cash provided by operating activities in the 2013 period compared to the 2012 period reflects the increase in net income, from a net loss of $1.6 million for the first quarter of 2012 to net income of $1.5 million in the first quarter of 2013. The cash provided from operations in the 2013 period compared to the 2012 period also reflects less favorable changes in the operating assets and liabilities in the first quarter of 2013 compared to the first quarter of 2012. The quarter-over-quarter change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to an increase in trade accounts receivable of $1.7 million in the 2013 period compared to an increase in cash provided by operating activities attributable to a decrease in trade accounts receivable of $4.8 million in the 2012 period. The decrease in cash provided by operating activities attributable to an increase in trade accounts receivable in the first quarter of 2013 was partially offset by an increase in cash provided by operating activities attributable to a decrease in inventories of $0.4 million in the first quarter of 2013 compared to an increase in inventories of $3.1 million in the first quarter of 2012. In addition, the quarter-over-quarter change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to a decrease in income taxes payable of $1.3 million in the first quarter of 2013 compared to an increase in taxes payable of $1.7 million in the first quarter of 2012.

Depreciation and intangible asset amortization expense in the first quarter of 2013 was $3.4 million and $1.0 million, respectively, as compared to $3.3 million and $1.4 million, respectively, in the first quarter of 2012.

Cash used in investing activities. Cash used in investing activities was $3.7 million in the first quarter of 2013 compared to $5.5 million used in investing activities during the comparable 2012 period. Capital expenditures were $3.7 million in the first quarter of 2012 compared to $5.5 million in the first quarter of 2012. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually.

Cash used in financing activities. Cash used in financing activities in the first quarter of 2013 was $10.5 million compared to cash used in financing activities of $17.3 million during the first quarter of 2012. The cash used in financing activities in the first quarter of 2013 reflects $9.1 million of net payments of debt compared to $15.2 million of net payments of debt during the first quarter of 2012. The Company received proceeds of $0.7 million from the issuance of common stock during both the first quarter of 2013 and the first quarter of 2012. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. During the first quarter of 2012, the Company paid $0.8 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $2.1 million for both the first quarter of 2013 and the first quarter of 2012. Subject to a declaration at the discretion of the Board of Directors, the Company expects to pay a quarterly dividend of $0.08 per share for the remainder of 2013.

Revolving Credit Facility

Amended and Restated Credit Facility. On January 27, 2012, the Company entered into a Second Amended and Restated Credit Agreement (the “2012 Credit Agreement”), among the Company, certain subsidiary borrowers of the Company, the financial institutions party thereto as lenders, JPMorgan Chase Bank, N.A., on behalf of itself and the other lenders as agent, and PNC Bank, National Association, on behalf of itself and the other lenders as syndication agent, in order to amend and restate the Company’s prior credit agreement that was scheduled to terminate on July 12, 2012.

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

At March 31, 2013, there was $40.5 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.43 percent. At the Company’s option, loans under the facility could bear interest at prime plus 1.5 percent. At March 31, 2013 there were no prime rate borrowings outstanding. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At March 31, 2013, there was $2.9 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.55 percent and $0.2 million outstanding under prime rate borrowings at an interest rate of approximately 4.25 percent.

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

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior notes that were outstanding at March 31, 2013 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $4.3 million, is included on the March 31, 2013 Consolidated Balance Sheets as follows: $3.1 million is included in Current portion of long-term debt and $1.2 million is included in Long-term debt.

Amended and Restated Private Shelf Agreement. Concurrently with its entry into the 2012 Credit Agreement, on January 27, 2012, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. (“Prudential”) and certain existing noteholders and note purchasers named therein (the “Private Shelf Agreement”), which provides for a $75.0 million private shelf facility for a period of up to three years (the “Private Shelf Facility”). At closing, the Company issued $25.0 million aggregate principal amount of its 4.38% Series F Senior Notes due January 27, 2019 (the “Notes”) under the Private Shelf Agreement.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at March 31, 2013. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded a withdrawal liability with an estimated present value of $31.7 million. The lender group agreed to waive any event of default under the 2012 Credit Agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness.  See Note 15 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In September 2012, the Company financed $1.1 million of business insurance premiums for a 2012 – 2013 policy term. The premiums are due in equal quarterly payments ending in June 2013. The total balance outstanding for insurance premiums at March 31, 2013 is $0.4 million and is included in Current portion of long-term debt on the March 31, 2013 Consolidated Balance Sheets.

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at March 31, 2013 is $0.3 million and is included in Current portion of long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at March 31, 2013 is $0.2 million and is included in Current portion of long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of March 31, 2013 from those reported in the Company’s Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical accounting policies and estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2012 for further discussion of the Company’s critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2012. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2012.

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

Based on their evaluation as of March 31, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during 2012. In addition, during the second half of 2012 and the first quarter of 2013, the Company implemented job production and invoicing modules at certain of the Company’s locations. During the remainder of 2013 and possibly into 2014, additional phases of the ERP system are anticipated to be implemented, including the job production and invoicing modules at the remainder of the Company’s locations. As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition. The risk factors described in the Annual Report (collectively, the “Risk Factors”) could materially adversely affect the Company’s business, financial condition, future results or trading price of the Company’s common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or those that are currently considered to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during either the three-month period ended March 31, 2013 or the three-month period ended March 31, 2012. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. No shares of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises during either the three-month period ended March 31, 2013 or March 31, 2012. During the three-month period ended March 31, 2013, certain officers of the Company tendered 33,317 shares of Schawk Inc. common stock to the Company in satisfaction of tax liabilities associated with retirement-age vesting provisions of their restricted stock awards. The shares tendered had a market value of $0.5 million based on a $13.70 per share closing price on the date the shares were tendered. The receipt of the shares was recorded by the Company as an addition to Treasury Stock and a reduction of a receivable from the Company officers.

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

10.1
Consent Memorandum, dated as of February 27, 2013, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., and the lenders under the Second Amended and Restated Credit Agreement, dated as of January 27, 2012.  Incorporated by reference to Exhibit 10.32 to Form 10-K filed with the SEC on March 7, 2013.

10.2
Consent, dated as of February 27, 2013, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., Prudential Investment Management, Inc. and the other noteholders party thereto.  Incorporated by reference to Exhibit 10.33 to Form 10-K filed with the SEC on March 7, 2013.

10.3
Consent, dated as of February 27, 2013, among Schawk, Inc., certain subsidiary borrowers of Schawk, Inc., Massachusetts Mutual Life Insurance Company and the other noteholders party thereto.  Incorporated by reference to Exhibit 10.34 to Form 10-K filed with the SEC on March 7, 2013.

10.4	Letter and Relocation Agreement between Eric N. Ashworth and Schawk, Inc.*
10.5	Form of Restricted Stock Unit Award Agreement*
10.6	Form of Stock-Settled Stock Appreciation Rights Award Agreement*
10.7	Form of Long-Term Cash Incentive Award Agreement*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed or furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2013.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller