Form 10-Q
period 2013-06-30
SCHAWK INC
filed 2013-07-31
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of July 22, 2013 was 26,194,483.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
 Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)
	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,754	$9,651
Trade accounts receivable, less allowance for doubtful accounts of $2,078 at June 30, 2013 and $2,052 at December 31, 2012	95,031	91,234
Unbilled services	20,831	20,924
Prepaid expenses and other current assets	10,161	10,100
Income tax receivable	3,301	3,032
Deferred income taxes	158	235
Current assets of discontinued operations	4,996	3,854
Total current assets	139,232	139,030

Property and equipment, less accumulated depreciation of $114,654 at June 30, 2013 and $110,772 at December 31, 2012	60,167	60,769
Goodwill, net	202,942	211,903
Other intangible assets, net:
Customer relationships	25,543	28,781
Other	535	633
Deferred income taxes	5,504	5,983
Other assets	6,970	6,771
Long term assets of discontinued operations	4,570	4,951

Total assets	$445,463	$458,821

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$20,740	$17,833
Accrued expenses	51,556	56,557
Deferred income taxes	2,311	2,175
Income taxes payable	717	609
Current portion of long-term debt	3,543	4,262
Current liabilities of discontinued operations	1,614	1,134
Total current liabilities	80,481	82,570

Long-term liabilities:
Long-term debt	78,543	78,724
Deferred income taxes	1,842	2,044
Other long-term liabilities	41,872	43,536
Long-term liabilities of discontinued operations	1,311	1,164
Total long-term liabilities	123,568	125,468

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 31,278,911 and 31,172,666 shares issued at June 30, 2013 and December 31, 2012, respectively; 26,188,831 and 26,113,544 shares outstanding at June 30, 2013 and December 31, 2012, respectively	228	227
Additional paid-in capital	211,529	209,556
Retained earnings	87,010	93,897
Accumulated other comprehensive income, net	7,832	11,859
Treasury stock, at cost, 5,090,080 and 5,059,122 shares of common stock at June 30, 2013 and December 31, 2012, respectively	(65,185)	(64,756)
Total stockholders’ equity	241,414	250,783

Total liabilities and stockholders’ equity	$445,463	$458,821

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$110,510	$110,760	$217,668	$218,147

Operating expenses:
Cost of services (excluding depreciation and amortization)	66,569	70,151	134,675	139,827
Selling, general and administrative expenses (excluding depreciation and amortization)	30,245	30,548	60,766	60,827
Depreciation and amortization	4,680	4,451	8,776	8,800
Business and systems integration expenses	1,683	4,292	4,341	7,462
Foreign exchange loss	734	90	492	560
Impairment of long-lived assets	466	--	502	--
Acquisition integration and restructuring expenses	311	2,416	554	3,478
Operating income (loss)	5,822	(1,188)	7,562	(2,807)

Other income (expense):
Interest income	21	9	47	25
Interest expense	(1,135)	(917)	(2,230)	(1,759)

Income (loss) from continuing operations before income taxes	4,708	(2,096)	5,379	(4,541)
Income tax provision (benefit)	2,104	(513)	1,453	(1,331)
Income (loss) from continuing operations	2,604	(1,583)	3,926	(3,210)
Income (loss) from discontinued operations, net of tax	(6,738)	87	(6,605)	107

Net loss	$(4,134)	$(1,496)	$(2,679)	$(3,103)

Earnings (loss) per share: Basic: Income (loss) from continuing operations	$0.10	$(0.06)	$0.15	$(0.12)
Income (loss) from discontinued operations	(0.26)	--	(0.25)	--
Net loss per common share	$(0.16)	$(0.06)	$(0.10)	$(0.12)

Diluted: Income (loss) from continuing operations	$0.10	$(0.06)	$0.15	$(0.12)
Income (loss) from discontinued operations	(0.26)	--	(0.25)	--
Net loss per common share	$(0.16)	$(0.06)	$(0.10)	$(0.12)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,302	25,880	26,228	25,824
Diluted	26,354	25,880	26,288	25,824

Dividends per Class A common share	$0.08	$0.08	$0.16	$0.16

Net loss	$(4,134)	$(1,496)	$(2,679)	$(3,103)
Foreign currency translation adjustments	(1,549)	(3,397)	(3,890)	(940)
Pension liability adjustments	(137)	--	(137)	--
Comprehensive loss	$(5,820)	$(4,893)	$(6,706)	$(4,043)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Cash flows from operating activities
Net loss	$(2,679)	$(3,103)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	7,371	6,644
Amortization	2,090	2,776
Impairment of long-lived assets	502	--
Non-cash restructuring charge	--	27
Amortization of deferred financing fees	129	165
Accretion of discount on multiemployer pension liability	417	--
(Gain) loss realized on sale of property and equipment	113	(14)
Stock based compensation expense	960	2,241
Loss from assets held for sale	6,095	--
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(7,036)	1,951
Unbilled services	(15)	55
Prepaid expenses and other current assets	268	1,847
Trade accounts payable, accrued expenses and other liabilities	(3,060)	(2,015)
Income taxes payable	647	421
Net cash provided by operating activities	5,802	10,995

Cash flows from investing activities
Proceeds from sales of property and equipment	340	50
Purchases of property and equipment	(7,333)	(10,798)
Net cash used in investing activities	(6,993)	(10,748)

Cash flows from financing activities
Issuance of common stock	940	802
Proceeds from issuance of long-term debt	82,575	131,165
Payments of long-term debt including current portion	(83,261)	(134,100)
Payment of deferred financing fees	--	(852)
Cash dividends	(4,180)	(4,116)
Net cash used in financing activities	(3,926)	(7,101)
Effect of foreign currency rate changes	220	(335)
Net decrease in cash and cash equivalents	(4,897)	(7,189)
Cash and cash equivalents at beginning of period	9,651	13,732

Cash and cash equivalents at end of period	$4,754	$6,543

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

The Company has changed the presentation of certain expense items on the Consolidated Statements of Comprehensive Income (Loss). The Company previously presented cost of goods sold with a sub-total for gross profit; however, in order to be consistent with how management views the business, production expenses are now presented as cost of services and the gross profit sub-total has been eliminated. In addition, depreciation and amortization is now excluded from and presented separately for both cost of services and selling, general and administrative expenses. Prior periods have been reclassified to conform to the current year presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2012, as filed with its 2012 Form 10-K. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

Note 2 – Unbilled Services

The Company’s unbilled services consist primarily of unbilled labor and production overhead, as well as production supplies. Production supplies are stated at the lower of cost or market.

The Company’s unbilled services are primarily valued on the first-in, first-out (FIFO) basis, with the exception of two of the Company’s locations which are valued using the last-in, first-out (LIFO) method. The Company periodically evaluates the realizability of unbilled services and adjusts the carrying value as necessary.

Unbilled services consist of the following:

	June 30,	December 31,
	2013	2012

Unbilled services	$19,936	$19,853
Production supplies	1,631	1,737
	21,567	21,590
Less: LIFO reserve	(736)	(666)
Total	$20,831	$20,924

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share from continuing operations, discontinued operations and from net loss per common share are computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net loss, respectively, by the weighted average shares outstanding for the period. Diluted earnings (loss) per share from continuing operations, discontinued operations and from net loss per common share are computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net loss, respectively, by the weighted average number of common shares, including common stock equivalent shares (stock options and stock-settled stock appreciation rights) outstanding for the period. Certain share-based payment awards which entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic earnings (loss) per share. There were no reconciling items to net income to arrive at income (loss) available to common stockholders.

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income (loss) from continuing operations	$2,604	$(1,583)	$3,926	$(3,210)
Income (loss) from discontinued operations	(6,738)	87	(6,605)	107
Net loss	$(4,134)	$(1,496)	$(2,679)	$(3,103)

Weighted average shares – Basic	26,302	25,880	26,228	25,824
Effect of dilutive stock options	52	--	60	--
Adjusted weighted average shares and assumed conversions - Diluted	26,354	25,880	26,288	25,824

Basic:
Income (loss) from continuing operations	$0.10	$(0.06)	$0.15	$(0.12)
Income (loss) from discontinued operations	(0.26)	--	(0.25)	--
Net loss per common share	$(0.16)	$(0.06)	$(0.10)	$(0.12)

Diluted:
Income (loss) from continuing operations	$0.10	$(0.06)	$0.15	$(0.12)
Income (loss) from discontinued operations	(0.26)	--	(0.25)	--
Net loss per common share	$(0.16)	$(0.06)	$(0.10)	$(0.12)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Anti-dilutive options	1,386	1,530	1,475	1,492
Exercise price range	$11.52 – 21.08	$11.71 – 21.08	$11.52 – 21.08	$11.71 – 21.08

Note 4 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with current accounting guidance for comprehensive income. Accumulated other comprehensive income, net includes cumulative translation adjustments and pension liability adjustments, net of tax. The components of comprehensive income, net of tax, for the three and six-month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(4,134)	$(1,496)	$(2,679)	$(3,103)
Foreign currency translation adjustments	(1,549)	(3,397)	(3,890)	(940)
Pension liability adjustments	(137)	--	(137)	--
Comprehensive loss	$(5,820)	$(4,893)	$(6,706)	$(4,043)

Note 5 – Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards using the straight-line expense attribution method. The equity compensation grants made by the Company during the first six months of 2013, with the exception of non-qualified stock options granted to its outside directors, were in the form of stock-settled stock appreciation rights and restricted stock units, rather than stock options and shares of restricted stock, as had been granted in prior periods.

The Company records compensation expense for employee stock options and stock appreciation rights based on the estimated fair value of the options and stock appreciation rights on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options and stock appreciation rights granted during the six-month periods ended June 30, 2013 and June 30, 2012, using the Black-Scholes option-pricing model.

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012

Expected dividend yield	2.78 - 2.84%		2.73%
Expected stock price volatility	54.61 - 56.36%		53.52 - 57.19%
Risk-free interest rate	1.26 - 1.68%		1.24 - 1.33%
Weighted-average expected life of options	6.47 - 7.59	years	6.21 - 7.70	years
Forfeiture rate	1.00 - 2.50%		1.00 - 3.00%

The number of stock appreciation rights, stock options and restricted stock units granted during the three and six-month periods ended June 30, 2013, was 105 and 312, respectively. The number of stock options and shares of restricted stock granted during the three and six-month periods ended June 30, 2012 was 68 and 248, respectively. The total fair value of stock appreciation rights, stock options and restricted stock units granted during the three and six-month periods ended June 30, 2013, was $672 and $2,346, respectively. The total fair value of stock options and restricted stock granted during the three and six-month periods ended June 30, 2012, was $548 and $2,152, respectively. As of June 30, 2013 and June 30, 2012, respectively, there was $3,599 and $2,842 of total unrecognized compensation cost related to nonvested stock-based compensation awards outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three and six-month periods ended June 30, 2013 was $544 and $960, respectively. Expense recognized for the three and six-month periods ended June 30, 2012 was $409 and $2,241, respectively. The higher expense level during the first six months of 2012 reflected provisions for vesting rights upon retirement.

Note 6 – Impairment of Long-lived Assets

During the three and six-month periods ended June 30, 2013, the Company recorded impairment charges of $466 and $502, respectively.  During the second quarter of 2013, the Company recorded an impairment charge of $466 in the Americas operating segment for a customer relationship intangible asset for which future cash flows did not support the carrying value. During the first quarter of 2013, the Company recorded impairment charges of $27 and $9, for customer relationship and trade name assets, respectively, in the Asia Pacific operating segment. The first quarter impairment charges reflect the Company’s decision to close the Seoul, Korea office acquired in its 2011 Brandimage acquisition. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss).

For the six-month period ended June 30, 2012, the Company recorded impairment charges of $27 related to leasehold improvements no longer being utilized as a result of certain office consolidations. During the three-month period ended June 30, 2012, the Company reduced the impairment charge reported during the first quarter of 2012 by $38 to properly reflect the total impairment of $27. Since the impairments relate to the Company’s ongoing restructuring and cost reduction initiatives, the impairment charges are included in Acquisition integration and restructuring expenses in the Consolidated Statements of Comprehensive Income (Loss). See Note 12 – Acquisition Integration and Restructuring.

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

Brandimage is a leading branding and design network specializing in providing services that seek to engage and enhance the brand experience, including brand positioning and strategy, product development and structural design, package design and environmental design. Brandimage has operations in Chicago, Cincinnati, Paris, Brussels, Shanghai and Hong Kong. The net assets and results of operations of Brandimage are included in the Consolidated Financial Statements as of October 19, 2011 in all three of the Company’s operating segments: Americas, Europe and Asia Pacific. The Brandimage business was acquired to enhance the Company’s service offerings related to branding and design and operates in conjunction with Schawk's legacy brand development capabilities, which are performed under its Anthem brand.

The purchase price of $24,562 consisted of $27,011 paid in cash at closing, less $2,449 received in 2012 for a net working capital adjustment. The Company recorded a final purchase price allocation in 2012 based on a fair value appraisal performed by an independent consulting company. The goodwill ascribed to this acquisition consists largely of expected profitability from future services and is deductible for tax purposes.

Exit Reserves from Prior Acquisitions

The Company recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The remaining exit reserve relates to lease termination expenses for a facility with a lease expiring in 2014. The remaining reserve balance of $111 is included in Accrued expenses on the Consolidated Balance Sheets as of June 30, 2013.

 The following table summarizes the reserve activity from December 31, 2012 through June 30, 2013 for facility closure costs:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$324	$(31)	$(21)	$272
Second quarter	$272	$(141)	$(20)	$111

Note 8 – Debt

Debt obligations consist of the following:

	June 30, 2013	December 31, 2012

Revolving credit agreement	$53,543	$52,495
Series A senior note payable - Tranche A	1,843	1,843
Series A senior note payable - Tranche B	1,229	2,458
Series F senior note payable	25,000	25,000
Other	471	1,190
	82,086	82,986
Less amounts due in one year or less	(3,543)	(4,262)
Total	$78,543	$78,724

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

At June 30, 2013, there was $37,500 outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.41 percent. At the Company’s option, loans under the facility can bear interest at prime plus 1.5 percent. At June 30, 2013, there was $13,000 of prime rate borrowing outstanding at an interest rate of 4.50 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At June 30, 2013, there was $2,187 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.55 percent and $856 outstanding under prime rate borrowings at an interest rate of approximately 4.25 percent.

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

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior notes that were outstanding at June 30, 2013 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $3,072 is included in Current portion of long-term debt on the June 30, 2013 Consolidated Balance Sheets.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at June 30, 2013. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded, as of December 31, 2012, a withdrawal liability with an estimated present value of $31,683. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness. See Note 15 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In September 2011, the Company financed $906 of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at June 30, 2013 is $252 and is included in Current portion of long-term debt.

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at June 30, 2013 is $216 and is included in Current portion of long-term debt.

The Company also had $3 of various notes payable from its October 2011 acquisition of Brandimage, included in Current portion of long-term debt on the June 30, 2013 Consolidated Balance Sheets.

Deferred Financing Fees

At June 30, 2013, the Company had $804 of unamortized deferred financing fees related to prior revolving credit facility and note purchase agreement amendments. During the three and six-month periods ended June 30, 2013, the Company amortized deferred financing fees totaling $67 and $129, respectively. During the three and six-month periods ended June 30, 2012, the Company amortized deferred financing fees totaling $70 and $165, respectively. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income (Loss.)

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

On July 3, 2013, the Company sold the operating assets, net of certain liabilities, of its large format printing business located in Los Angeles, California. The net assets of the large format printing business were considered to be held for sale as of June 30, 2013 and, accordingly, the assets and liabilities of the business to be sold have been disaggregated as assets and liabilities of discontinued operations on the Consolidated Balance Sheets as of June 30, 2013 and in prior periods. As a result of the pending sale of the large format printing business, a portion of the goodwill in the Americas reporting unit was allocated to the business held for sale in the quarter ended June 30, 2013. The amount allocated to the large format printing business was $7,000 and this pretax amount is included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2013.

The changes in the carrying amount of goodwill by reportable segment during the three and six-month periods ended June 30, 2013, were as follows:

	Americas	Europe	Pacific	Total
Cost:
December 31, 2012	$203,987	$43,025	$9,830	$256,842
Foreign currency translation	(446)	(2,235)	(35)	(2,716)

March 31, 2013	203,541	40,790	9,795	254,126
Goodwill allocated to business held for sale	(7,000)	--	--	(7,000)
Foreign currency translation	(712)	174	(787)	(1,325)

June 30, 2013	$195,829	$40,964	$9,008	$245,801

Accumulated impairment:
December 31, 2012	$(14,540)	$(29,129)	$(1,270)	$(44,939)
Foreign currency translation	105	1,689	(6)	1,788

March 31, 2013	(14,435)	(27,440)	(1,276)	(43,151)
Foreign currency translation	167	(31)	156	292

June 30, 2013	$(14,268)	$(27,471)	$(1,120)	$(42,859)

Net book value:
December 31, 2012	$189,447	$13,896	$8,560	$211,903

March 31, 2013	$189,106	$13,350	$8,519	$210,975

June 30, 2013	$181,561	$13,493	$7,888	$202,942

The Company’s other intangible assets subject to amortization are as follows:

		June 30, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.9 years	$54,293	$(28,751)	$25,542
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	835	(788)	47
Trade names	3.9 years	1,425	(936)	489
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.1 years	$58,935	$(32,857)	$26,078

		December 31, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net
Customer relationships	13.7 years	$57,343	$(28,562)	$28,781
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	877	(821)	56
Trade names	3.9 years	1,469	(892)	577
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.0 years	$62,071	$(32,657)	$29,414

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

See Note 6 – Impairment of Long-lived Assets for more information as to certain impairment charges.

Amortization expense related to the other intangible assets totaled $1,031 and $2,071 for the three and six-month periods ended June 30, 2013, respectively. Amortization expense related to the other intangible assets totaled $1,411 and $2,757 for the three and six-month periods ended June 30, 2012, respectively. Amortization expense for each of the next five twelve-month periods beginning July 1, 2013, is expected to be approximately $3,862 for 2014, $3,779 for 2015, $3,673 for 2016, $3,567 for 2017, and $3,379 for 2018.

Note 10 – Income Taxes

The Company’s interim period income tax provision is determined as follows:

•	At the end of each fiscal quarter, the Company estimates the income tax that will be provided for the fiscal year.

•
The forecasted annual effective tax rate is applied to the year-to-date ordinary income (loss) at the end of each quarter to compute the year-to-date tax applicable to ordinary income (loss). The term ordinary income (loss) refers to income (loss) from continuing operations, before income taxes, excluding significant, unusual or infrequently occurring items. The tax provision or benefit related to ordinary income (loss) in each quarter is the difference between the most recent year-to-date and the prior quarter-to-date computations.

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

The determination of the forecasted annual effective tax rate is based upon a number of significant estimates and judgments, including the forecasted annual income (loss) before income taxes of the Company in each tax jurisdiction in which it operates, the development of tax planning strategies during the year, and the need for a valuation allowance. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The forecasted annual effective tax rate is 37.9 percent and 38.2 percent for 2013 and 2012, respectively. The difference reflects changes in the mix of income between foreign and domestic operations.

The following table sets out the tax provision (benefit) for continuing operations and the effective tax rates of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012

Income (loss) from continuing operations before income taxes	$4,708	$(2,096)	$5,379	$(4,541)
Income tax provision (benefit)	$2,104	$(513)	$1,453	$(1,331)
Effective tax rate	44.7%	24.5%	27.0%	29.3%

In the second quarter of 2013, the Company recorded an income tax provision of $2,104 on income before income taxes of 4,708, or an effective tax rate of 44.7 percent, as compared to an effective tax rate of 24.5 percent for the second quarter of 2012. The higher rate on the income tax provision in the second quarter of 2013, as compared to an income tax benefit in the second quarter of 2012, is primarily due to increases in our reserve for unrecognized tax benefits totaling $216 and other discrete expenses totaling $14.

For the first six months of 2013, the Company recorded an income tax provision of $1,453 on income before income taxes of $5,379, or an effective tax rate of 27.0 percent, as compared to an effective tax rate of 29.3 percent for the first six month of 2012. The lower rate on the income tax provision for the first six months of 2013, as compared to an income tax benefit for the first six months of 2012, is primarily due to net discrete benefits recorded during the period. During the first six months of 2013, the effective tax rate reflects the retroactive benefits of U.S. legislation, the net benefit of changes to uncertain tax positions, and other discrete items in the amount of $604.

The Company has reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,984 and $2,093 at June 30, 2013 and December 31, 2012, respectively. The reserve for uncertain tax positions as of June 30, 2013 decreased by $109 primarily due to the effective settlement of previously recorded uncertain tax positions offset by the establishment of an additional uncertain tax position.

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

The Company organizes and manages its operations primarily by geographic area and measures profit and loss of its segments based on operating income (loss). The accounting policies used to measure operating income (loss) of the segments are the same as those used to prepare the consolidated financial statements.

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

The segment revenue disclosure for the three and six-month periods ended June 30, 2012 has been reclassified to conform to the current presentation of segment revenue as presented for the three and six-month periods ended June 30, 2013. The Americas segment revenue and intersegment revenue elimination originally reported for the three and six-month periods ended June 30, 2012 have been reduced by $8,207 and $14,698, respectively, to reflect the elimination of intra-segment revenue within the Americas segment.

Segment information relating to results of operations for continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues:
Americas	$83,411	$83,998	$166,176	$164,981
Europe	19,975	21,197	39,656	43,589
Asia Pacific	11,342	10,310	21,048	18,430
Intersegment revenue elimination	(4,218)	(4,745)	(9,212)	(8,853)

Total	$110,510	$110,760	$217,668	$218,147

Operating segment income (loss):
Americas	$15,523	$10,388	$27,385	$18,306
Europe	535	484	334	1,907
Asia Pacific	1,377	827	1,724	941
Corporate	(11,613)	(12,887)	(21,881)	(23,961)
Operating income (loss)	5,822	(1,188)	7,562	(2,807)
Interest expense, net	(1,114)	(908)	(2,183)	(1,734)
Income (loss) from continuing operations before income taxes	$4,708	$(2,096)	$5,379	$(4,541)

Note 12 – Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses during the years 2009 through 2012 and through the second quarter of 2013.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three and six-month periods ended June 30, 2013, related to cost reduction and restructuring actions initiated during 2008, 2010, 2011, 2012 and 2013.The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $3,719 is included on the Consolidated Balance Sheets at June 30, 2013 as follows: $2,239 in Accrued expenses and $1,480 in Other long-term liabilities.

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2012	$--	$2,761	$2,761
Adjustments	--	52	52
Cash payments	--	(203)	(203)
Liability balance at March 31, 2013	--	2,610	2,610
Adjustments	--	42	42
Cash payments	--	(293)	(293)

Liability balance at June 30, 2013	$--	$2,359	$2,359

Actions Initiated in 2010
Liability balance at December 31, 2012	$402	$--	$402
Adjustments	(8)	--	(8)
Cash payments	(394)	--	(394)
Liability balance at March 31, 2013	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at June 30, 2013	$--	$--	$--

Actions Initiated in 2011
Liability balance at December 31, 2012	$15	$--	$15
Adjustments	(15)	--	(15)
Liability balance at March 31, 2013	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--

Liability balance at June 30, 2013	$--	$--	$--

Actions Initiated in 2012
Liability balance at December 31, 2012	$1,386	$1,187	$2,573
New accruals	6	--	6
Adjustments	(5)	21	16
Cash payments	(860)	(239)	(1,099)
Liability balance at March 31, 2013	527	969	1,496
Adjustments	(33)	(14)	(47)
Cash payments	(205)	(235)	(440)

Liability balance at June 30, 2013	$289	$720	$1,009

Actions Initiated in 2013
Liability balance at December 31, 2012	$--	$--	$--
New accruals	214	--	214
Adjustments	(1)	--	(1)
Cash payments	(122)	--	(122)
Liability balance at March 31, 2013	91	--	91
New accruals	320	--	320
Adjustments	(4)	--	(4)
Cash payments	(56)	--	(56)

Liability balance at June 30, 2013	$351	$--	$351

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2010, 2011, 2012, and 2013 shown above were $311 and $575 for the three and six-month periods ended June 30, 2013. In addition, the Company recorded legal costs of $19 and reversed reserves of $40 related to a facility closure during the six-month period ended June 30, 2013. The total expenses for the three and six-month periods ended June 30, 2013 were $311 and $554, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The expenses for the six-month periods ended June 30, 2013 and June 30, 2012 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Six months ended June 30, 2013	$530	$65	$(41)	$--	$554
Six months ended June 30, 2012	$3,194	$261	$22	$1	$3,478
Cumulative since program inception	$15,546	$7,039	$1,258	$1,911	$25,754

Note 13 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2012. The forward contracts were designated as fair value hedges at inception. The derivative fair value gains or losses from these fair value hedges are recorded as a component of Foreign exchange loss in the Consolidated Statements of Comprehensive Income (Loss). The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 14 – Fair Value Measurements. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts. There was no effect on earnings for the three and six-month periods ended June 30, 2013. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the three and six-month periods ended June 30, 2012 was a loss of $317 and $438, respectively.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at June 30, 2013.

The Company’s multiemployer pension withdrawal liability is categorized as Level 3 within the fair value hierarchy. The fair value of the multiemployer pension withdrawal liability was estimated using a present value analysis as of December 31, 2012. See Note 15 – Multiemployer Pension Withdrawal for more information regarding the multiemployer withdrawal liability.

The following table summarizes the changes in the fair value of the Company’s multiemployer pension withdrawal liability during the first six months of 2013:

Fair Value

Liability balance at January 1, 2013	$31,683
Accretion of present value discount	209

Liability balance at March 31, 2013	31,892
Accretion of present value discount	208

Liability balance at June 30, 2013	$32,100

The following table summarizes the fair values as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Multiemployer pension withdrawal liability	$--	$--	$32,100	$32,100

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund (“NPF”), formerly known as the Graphic Communications Conference International Brotherhood of Teamsters Supplemental Retirement and Disability Fund (“SRDF”), pursuant to collective bargaining agreements at eight locations. During the fourth quarter of 2012, the Schawk Board of Directors executed a resolution to authorize management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the NPF. The negotiations with the local bargaining units continued during the first six months of 2013. The decision to exit the NPF was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. A withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. Management concluded that a complete withdrawal from the NPF was both probable and estimable, subject to the Company’s good faith bargaining obligations. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability for its withdrawal from the NPF of $31,683 as of December 31, 2012, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41,186, payable $2,059 per year over a 20 year period, with the annual cash payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. During the three and six-month periods ended June 30, 2013, the Company accreted $208 and $417 of the present value discount, resulting in an estimated liability balance of $32,100 at June 30, 2013, of which $1,244 is included in Accrued expenses and $30,856 is included in Other long-term liabilities on the Consolidated Balance Sheets as of June 30, 2013. The expense associated with the accretion of the present value discount is reflected in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

The Company previously participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan. The Company’s decision triggered a withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The Company made a payment of $43 during the second quarter of 2012 and made an additional payment during the second half of 2012 to settle the liability in full.

Note 16 - Discontinued Operations

During the second quarter of 2013, the Company made a decision to sell various assets comprising its large-format printing business located in Los Angeles, California. The large-format printing business is considered to be outside of the Company’s core business and included in the Americas segment. The Company completed the sale on July 3, 2013 for an aggregate purchase price of $10,258, comprised of $8,258 in cash and $2,000 in a secured subordinated note, subject to certain post-closing adjustments, plus the assumption of certain liabilities. The Company has classified the assets and liabilities of the business held for sale as discontinued operations as of June 30, 2013. Accordingly, the results of operations of the business to be sold are reported as discontinued operations for all periods presented in this quarterly report and the assets and liabilities of the discontinued operation have been segregated in the Consolidated Balance Sheets.

The Company recorded an anticipated loss of $6,095 on the pending sale of the business during the second quarter of 2013, which is included in Income (loss) from discontinued operations on the Company’s Consolidated Statements of Comprehensive Income (Loss). Included in the net loss is a goodwill allocation of $7,000, representing a portion of the Company’s Americas reporting segment goodwill which was allocated to the large- format printing business.

Operating results for the discontinued operations for the periods presented in this quarterly report are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$4,927	$5,502	$8,772	$10,865

Operating expenses:
Cost of services (excluding depreciation and amortization)	3,652	3,847	6,035	7,601
Selling, general and administrative expenses (excluding depreciation and amortization)	1,050	1,155	1,926	2,403
Depreciation and amortization	334	314	685	620
Acquisition integration and restructuring expenses	--	56	4	78
Loss on assets held for sale	6,095	--	6,095	--
Operating income (loss)	$(6,204)	$130	$(5,973)	$163

Income (loss) before income taxes	$(6,204)	$130	$(5,973)	$163
Income tax provision	534	43	632	56

Income (loss) from discontinued operations, net of tax	$(6,738)	$87	$(6,605)	$107

	June 30, 2013	December 31, 2012

Trade accounts receivable, net	$3,988	$2,462
Unbilled services	993	1,197
Prepaid expenses and other current assets	15	56
Income tax receivable	--	139
Current assets of discontinued operations	$4,996	$3,854

Property and equipment, net	$4,360	$4,722
Other assets	210	229

Long term assets of discontinued operations	$4,570	$4,951

Trade accounts payable	$308	$304
Accrued expenses	733	523
Income taxes payable	415	--
Deferred income taxes	158	307
Current liabilities of discontinued operations	$1,614	$1,134

Deferred income taxes	$1,311	$1,164

Long-term liabilities of discontinued operations	$1,311	$1,164

Net assets of discontinued operations	$6,641	$6,507

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

Business Overview

Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) provide comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets. The Company creates and sells it clients' brands, produces brand assets and protects brand equities. The Company currently delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia. The Company, headquartered in Des Plaines, Illinois, has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

The Company believes that it is uniquely positioned to deliver these services to the marketplace. Aligned with this, the Company recently modified its market facing naming convention to that of its ticker symbol, SGK. The Company’s Brand Development group that includes Brandimage and Anthem creates brand desirability to help clients build their topline growth. The Brand Deployment group that delivers Schawk’s legacy premedia expertise and efficiency to help clients improve their bottom line is now marketed under the Schawk! brand. By offering both brand development and brand deployment services to the marketplace, the Company can help its clients drive better overall brand performance.

Brandimage is a global consultancy comprised of brand equity architects and designers that creates brands that drive brand performance. Brandimage creates brand meaning and brings brands into contact with the consumer. Creating brand meaning refers to the creation of a brand’s story, which is built on a fundamental emotional consumer truth and expressed strategically, visually, verbally and structurally in the form of a singularly distinctive identity system. This service encapsulates the development of the intellectual properties that define a brand as unique, such as its logo, colors, font, and graphics. The services offered by Brandimage also include semiotic analysis, design and trend auditing ethnography, equity definition research, meaning perception research, brand positioning, brand meaning/purpose definition, brand architecture, design strategy, innovation strategy and visual positioning.

Anthem is a global creative agency that actively connects brands with consumers by amplifying desirability from package design to brand campaign. Anthem’s services  help drive brand performance by creating consumer desire and making emotional connections that inspire action. Anthem activates brands by expressing the brand’s meaning and its visual and verbal identity strategically and consistently across media channels such as packaging, advertising, web, social, mobile and print. The services offered by Anthem also include brand strategy, brand architecture, brand portfolio, design strategy, package design, and research and insights.

Schawk! is a global cross-media production services provider  that deploys brand assets and protects brand equities to help make brands more profitable. Leveraging its more than 60 years of industry experience, Schawk! identifies and deploys scalable solutions to address a brand's complex production and delivery needs through proven expertise in workflow, resourcing, color management and imaging. The services offered by Schawk! are focused on packaging, point of purchase/point of sale , digital, catalog, photography, advertising, circulars, direct mail, video, marketing collateral and outsourcing. The Company also owns and markets BLUE, a cloud-based software platform that delivers a set of global capabilities to help brand-driven organizations control and manage brand development and brand deployment assets and activities to drive brand performance.

Organization

The Company is organized on a geographic basis, in three operating and reportable segments: Americas, Europe and Asia Pacific. The Company’s Americas segment includes all of the Company’s operations located in North and South America, including its operations in the United States, Canada, Mexico and Brazil. The Company’s Europe segment includes all operations located in Europe. The Company’s Asia Pacific segment includes all operations in Asia and Australia.

Discontinued Operations

During the second quarter of 2013, the Company made a decision to sell various assets comprising its large-format printing operations located in Los Angeles, California, which was contained in the Company’s America segment and comprised the Company’s entertainment account sales. The large format printing business is considered to be outside of the Company’s core business. The Company completed the sale on July 3, 2013 for an aggregate purchase price of $10.3 million, comprised of $8.3 million in cash and a $2.0 million secured subordinated note, subject to certain post-closing adjustments, plus the assumption of certain liabilities. The Company has classified the business held for sale as discontinued operations as of June 30, 2013. Accordingly, the results of operations of the business to be sold are reported as discontinued operations for all periods presented in this quarterly report and the assets and liabilities of the discontinued operation have been segregated in the Consolidated Balance Sheets.

The Company recorded an anticipated loss of $6.1 million on the pending sale of the business during the second quarter of 2013, which is included in Income (loss) from discontinued operations on the Company’s Consolidated Statements of Comprehensive Income (Loss). Included in the loss from assets held for sale is a goodwill allocation of $7.0 million, representing a portion of the Company’s Americas reporting segment goodwill which was allocated to the large format printing business.

Financial Overview

Net revenues in the second quarter of 2013 were $110.5 million compared to $110.8 million in the second quarter of 2012, a decrease of $0.3 million, or 0.2 percent. The minor revenue decrease in the second quarter of 2013 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail accounts, offset by an increase in revenues from the Company’s consumer products packaging accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.4 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues decreased in the Americas and Europe segments in the second quarter of 2013 compared to the prior year’s quarter, but were offset by an increase in revenues in the Asia Pacific segment. The Americas segment decreased by $0.6 million, or 0.7 percent and the Europe segment decreased by $1.2 million, or 5.8 percent. The Asia pacific segment increased by $1.0 million, or 10.0 percent.

Consumer products packaging accounts revenues in the second quarter of 2013 were $96.1 million, or 87.0 percent of total revenues, as compared to $94.2 million, or 85.1 percent of total revenues, in the same period of the prior year, representing an increase of 2.0 percent. Retail and advertising accounts revenues of $14.4 million in the second quarter of 2013, or 13.0 percent of total revenues, decreased 13.1 percent from $16.5 million in the second quarter of 2012. During the second quarter of 2013, the Company continued to see measured progress in its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of services (excluding depreciation and amortization) was $66.6 million, or 60.2 percent of revenues, in the second quarter of 2013, a decrease of $3.6 million, or 5.1 percent, from $70.2 million, or 63.3 percent of revenues, in the second quarter of 2012. The decrease in cost of services during the second quarter of 2013 compared to 2012 was mainly due to a decrease in labor related expenses.

The Company recorded an operating profit of $5.8 million in the second quarter of 2013 compared to an operating loss of $1.2 million in the second quarter of 2012, an increase of $7.0 million. The operating income percentage was 5.3 percent for the second quarter of 2013, compared to a 1.1 percent operating loss percentage in the second quarter of 2012. The operating income in the current quarter compared to the operating loss in the prior year’s quarter is due primarily to the lower cost of services in the second quarter of 2013 compared to the second quarter of 2012, as well as to reduced business and systems integration expenses and acquisition integration and restructuring expenses.

Selling, general and administrative expenses (excluding depreciation and amortization) decreased $0.3 million, or 1.0 percent, in the second quarter of 2013 to $30.2 million from $30.5 million in the second quarter of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $2.6 million to $1.7 million in the second quarter of 2013 from $4.3 million in the second quarter of 2012, as the Company’s investment in system designs matured. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $2.1 million, from $2.4 million in the second quarter of 2012 to $0.3 million in the second quarter of 2013, due to a reduced level of restructuring activities. The Company recorded a net loss of $0.7 million on foreign exchange exposures in the second quarter of 2013 compared to a net loss of less than $0.1 million on foreign exchange exposures in the second quarter of 2012. In addition, the Company recorded a charge of $0.5 million for impairment of long-lived assets in the second quarter of 2013 for a customer relationship asset in the Americas segment for which projected cash flows did not support the carrying value. There was no impairment of long-lived assets in the second quarter of 2012.

Interest expense in the second quarter of 2013 was $1.1 million compared to $0.9 million in the second quarter of 2012, an increase of $0.2 million, or 23.8 percent. The increase in interest expense in the second quarter of 2013 compared to the second quarter of 2012 includes $0.2 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax provision of $2.1 million in the second quarter of 2013 compared to an income tax benefit of $0.5 million in the second quarter of 2012. The effective tax rate was 44.7 percent for the second quarter of 2013 compared to an effective tax rate of 24.5 percent in the second quarter of 2012.

In the second quarter of 2013, the Company recorded income from continuing operations of $2.6 million, or $0.10 per diluted share compared to a loss from continuing operations of $1.6 million, or $0.06 per diluted share in the second quarter of 2012. The increase in profitability, period-over-period, is principally due to the lower cost of services, as well as decreases in business systems and integration expenses and acquisition integration and restructuring expenses, partially offset by an increase in foreign currency translation expense.

In the second quarter of 2013, the Company recorded a $6.7 million loss, net of tax, from discontinued operations, or $0.26 per diluted share, compared to $0.1 million of income, net of tax, from discontinued operations in the second quarter of 2012. The loss from discontinued operations in the second quarter of 2013 includes a $6.1 million loss from assets held for sale related to the pending sale of the Company’s large format printing operation.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the six-month periods ended June 30, 2013 and June 30, 2012 was $0.6 million and $3.5 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss). See Note 12 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2012 and for the first six months of 2013, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Six months ended June 30, 2013	$0.5	$0.1	$--	$--	$0.6
Year ended December 31, 2012	4.3	0.9	0.1	--	5.3
Year ended December 31, 2011	0.7	0.6	--	0.1	1.4
Year ended December 31, 2010	1.1	0.5	--	0.5	2.1
Year ended December 31, 2009	3.4	1.4	1.0	0.4	6.2
Year ended December 31, 2008	5.5	3.6	0.2	0.9	10.2

Cumulative since program inception	$15.5	$7.1	$1.3	$1.9	$25.8

The Company is exploring various additional cost reduction actions that could be taken, particularly in the Americas segment, if revenue does not improve.

Multiemployer pension withdrawal expense

The Company has eight bargaining units in the United States that participate in the GCC/IBT National Pension Plan pursuant to a number of collective bargaining agreements. In December 2012, the Schawk Board of Directors authorized management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the pension plan. The negotiations with the local bargaining units continued during the first quarter of 2013. The decision to exit the plan was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability in the fourth quarter of 2012 for its withdrawal from the pension plan of $31.7 million, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41.2 million, payable $2.1 million per year over a 20 year period, with the annual cash payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. During the second quarter of 2013, the Company accreted $0.2 million of the present value discount, resulting in an estimated liability balance of $32.1 million at June 30, 2013, of which $1.2 million is included in Accrued expenses and $30.9 million is included in Other long-term liabilities on the Consolidated Balance Sheets as of June 30, 2013. The expense associated with the accretion of the present value discount is reflected in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended:

	Three Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
			$	%
	2013	2012	Change	Change

Net revenues	$110,510	$110,760	$(250)	(0.2	) %

Operating expenses:
Cost of services (excluding depreciation and
amortization)	66,569	70,151	(3,582)	(5.1	) %
Selling, general and administrative expenses (excluding
depreciation and amortization)	30,245	30,548	(303)	(1.0	) %
Depreciation and amortization	4,680	4,451	229	5.1%
Business and systems integration expenses	1,683	4,292	(2,609)	(60.8	) %
Foreign exchange loss	734	90	644	nm
Impairment of long-lived assets	466	--	466	nm
Acquisition integration and restructuring expenses	311	2,416	(2,105)	(87.1	) %
Operating income (loss)	5,822	(1,188)	7,010	nm
Operating margin percentage	5.3%	(1.1)%

Other income (expense):
Interest income	21	9	12	nm
Interest expense	(1,135)	(917)	(218)	23.8%

Income (loss) from continuing operations before income taxes	4,708	(2,096)	6,804	nm
Income tax provision (benefit)	2,104	(513)	2,617	nm

Effective income tax rate	44.7%	24.5%

Income (loss) from continuing operations	2,604	(1,583)	4,187	nm
Income (loss) from discontinued operations, net of tax	(6,738)	87	(6,825)	nm
Net loss	$(4,134)	$(1,496)	$(2,638)	nm

Expressed as a percentage of net revenues:
Cost of services	60.2%	63.3%	(310)	bp
Selling, general and administrative expenses	27.4%	27.6%	(20)	bp
Depreciation and amortization	4.2%	4.0%	20	bp
Business and systems integration expenses	1.5%	3.9%	(240)	bp
Foreign exchange loss	0.7%	0.1%	60	bp
Impairment of long-lived assets	0.4%	0.0%	40	bp
Acquisition integration and restructuring expenses	0.3%	2.2%	(190)	bp
Operating margin	5.3%	(1.1)%	640	bp

bp = basis points
nm = not meaningful

Net revenues in the second quarter of 2013 were $110.5 million compared to $110.8 million in the second quarter of 2012, a decrease of $0.3 million, or 0.2 percent. The minor revenue decrease in the second quarter of 2013 compared to the prior year’s quarter reflects a decrease in promotional activity from the Company’s advertising and retail accounts, offset by an increase in revenues from the Company’s consumer products packaging accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.4 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues decreased in the Americas and Europe segments in the second quarter of 2013 compared to the prior year’s quarter, but were offset by an increase in revenues in the Asia Pacific segment. The Americas segment decreased by $0.6 million, or 0.7 percent and the Europe segment decreased by $1.2 million, or 5.8 percent. The Asia pacific segment increased by $1.0 million, or 10.0 percent.

Consumer products packaging accounts revenues in the second quarter of 2013 were $96.1 million, or 87.0 percent of total revenues, as compared to $94.2 million, or 85.1 percent of total revenues, in the same period of the prior year, representing an increase of 2.0 percent. Retail and advertising accounts revenues of $14.4 million in the second quarter of 2013, or 13.0 percent of total revenues, decreased 13.1 percent from $16.5 million in the second quarter of 2012. During the second quarter of 2013, the Company continued to see measured progress in its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of services (excluding depreciation and amortization) was $66.6 million, or 60.2 percent of revenues, in the second quarter of 2013, a decrease of $3.6 million, or 5.1 percent, from $70.2 million, or 63.3 percent of revenues, in the second quarter of 2012. The decrease in cost of services during the second quarter of 2013 compared to 2012 was mainly due to a decrease in labor related expenses.

The Company recorded an operating profit of $5.8 million in the second quarter of 2013 compared to an operating loss of $1.2 million in the second quarter of 2012, an increase of $7.0 million. The operating income percentage was 5.3 percent for the second quarter of 2013, compared to a 1.1 percent operating loss percentage in the second quarter of 2012. The operating income in the current quarter compared to the operating loss in the prior year’s quarter is due primarily to the lower cost of services in the second quarter of 2013 compared to the second quarter of 2012, as well as to reduced business and systems integration expenses and acquisition integration and restructuring expenses.

Selling, general and administrative expenses (excluding depreciation and amortization) decreased $0.3 million, or 1.0 percent, in the second quarter of 2013 to $30.2 million from $30.5 million in the second quarter of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $2.6 million to $1.7 million in the second quarter of 2013 from $4.3 million in the second quarter of 2012, as the Company’s investment in system designs matured. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $2.1 million, from $2.4 million in the second quarter of 2012 to $0.3 million in the second quarter of 2013, due to a reduced level of restructuring activities. The Company recorded a net loss of $0.7 million on foreign exchange exposures in the second quarter of 2013 compared to a net loss of less than $0.1 million on foreign exchange exposures in the second quarter of 2012. In addition, the Company recorded a charge of $0.5 million for impairment of long-lived assets in the second quarter of 2013 for a customer relationship asset in the Americas segment for which projected cash flows did not support the carrying value. There was no impairment of long-lived assets in the second quarter of 2012.

Interest expense in the second quarter of 2013 was $1.1 million compared to $0.9 million in the second quarter of 2012, an increase of $0.2 million, or 23.8 percent. The increase in interest expense in the second quarter of 2013 compared to the second quarter of 2012 includes $0.2 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax provision of $2.1 million in the second quarter of 2013 compared to an income tax benefit of $0.5 million in the second quarter of 2012. The effective tax rate was 44.7 percent for the second quarter of 2013 compared to an effective tax rate of 24.5 percent in the second quarter of 2012.

In the second quarter of 2013, the Company recorded income from continuing operations of $2.6 million, or $0.10 per diluted share compared to a loss from continuing operations of $1.6 million, or $0.06 per diluted share in the second quarter of 2012. The increase in profitability, period-over-period, is principally due to the lower cost of services, as well as decreases in business systems and integration expenses and acquisition integration and restructuring expenses, partially offset by an increase in foreign currency translation expense.

In the second quarter of 2013, the Company recorded a $6.7 million loss, net of tax, from discontinued operations, or $0.26 per diluted share, compared to $0.1 million of income, net of tax, from discontinued operations in the second quarter of 2012. The loss from discontinued operations in the second quarter of 2013 includes a $6.1 million loss from assets held for sale related to the pending sale of the Company’s large format printing operation.

Other Information

Depreciation and amortization expense related to continuing operations was $4.7 million for the second quarter of 2013 as compared to $4.5 million for the same period of 2012.

Capital expenditures in the second quarter of 2013 were $3.6 million compared to $5.3 million in the same period of 2012. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income (Loss) for the six-month periods ended:

	Six Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
			$	%
	2013	2012	Change	Change

Net revenues	$217,668	$218,147	$(479)	(0.2)%

Operating expenses:
Cost of services (excluding depreciation and amortization)	134,675	139,827	(5,152)	(3.7)%
Selling, general and administrative expenses (excluding depreciation and amortization)	60,766	60,827	(61)	(0.1)%
Depreciation and amortization	8,776	8,800	(24)	(0.3)%
Business and systems integration expenses	4,341	7,462	(3,121)	(41.8)%
Acquisition integration and restructuring expenses	554	3,478	(2,924)	(84.1)%
Impairment of long-lived assets	502	--	502	nm
Foreign exchange loss	492	560	(68)	(12.1)
Operating income (loss)	7,562	(2,807)	10,369	nm
Operating margin percentage	3.5%	(1.3)%

Other income (expense):
Interest income	47	25	22	88.0%
Interest expense	(2,230)	(1,759)	(471)	26.8%

Income (loss) from continuing operations before income taxes	5,379	(4,541)	9,920	nm
Income tax provision (benefit)	1,453	(1,331)	2,784	nm

Effective income tax rate	27.0%	29.3%

Income (loss) from continuing operations	3,926	(3,210)	7,136	nm
Income (loss) from discontinued operations, net of tax	(6,605)	107	(6,712)	nm
Net income (loss)	$(2,679)	$(3,103)	$424	(13.7)%

Expressed as a percentage of revenues:
Cost of services	61.9	64.1%	(220)	bp
Selling, general and administrative expenses	27.9	27.9%	--	bp
Depreciation and amortization	4.0	4.0%	--	bp
Business and systems integration expenses	2.0	3.4%	(140)	bp
Acquisition integration and restructuring expenses	0.3	1.6%	(130)	bp
Impairment of long-lived assets	0.2	0.0%	20	bp
Foreign exchange loss	0.2	0.3%	(10)	bp
Operating margin	3.5	(1.3)%	480	bp

bp = basis points
nm = not meaningful

Net revenues in the first half of 2013 were $217.7 million compared to $218.1 million in the second quarter of 2012, a decrease of $0.5 million, or 0.2 percent. The minor revenue decrease in the first half of 2013 compared to the prior year’s period reflects a decrease in promotional activity from the Company’s advertising and retail accounts, offset by an increase in revenues from the Company’s consumer products packaging accounts. Revenues in the first half of 2013 compared to the comparable prior year period were negatively impacted by changes in foreign currency translation rates of approximately $0.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues increased in the Americas and Asia Pacific segments in the second quarter of 2013 compared to the prior year’s quarter, but were offset by a decrease in revenues in the Europe segment. The Americas segment increased by $1.2 million, or 0.7 percent and the Asia Pacific segment increased by $2.6 million, or 14.2 percent. The Europe segment decreased by $3.9 million, or 9.0 percent.

Consumer products packaging accounts revenues in the first half of 2013 were $190.1 million, or 87.4 percent of total revenues, as compared to $185.3 million, or 85.0 percent of total revenues, in the same period of the prior year, representing an increase of 2.6 percent. Retail and advertising accounts revenues of $27.5 million in the first half of 2013, or 12.6 percent of total revenues, decreased 16.2 percent from $32.8 million in the first half of 2012. During the first half of 2013, the Company continued to see measured progress in its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, new product introductions and packaging changes were slower than anticipated for the quarter as consumer packaged goods clients continue to exercise caution based on economic uncertainties and higher commodity prices.

Cost of services (excluding depreciation and amortization) was $134.7 million, or 61.9 percent of revenues, in the first half of 2013, a decrease of $5.2 million, or 3.7 percent, from $139.9 million, or 64.1 percent of revenues, in the first half of 2012. The decrease in cost of services during the first half of 2013 compared to the first half of 2012 was mainly due to a decrease in labor related expenses.

The Company recorded an operating profit of $7.6 million in the first half of 2013 compared to an operating loss of $2.8 million in the first half of 2012, an increase of $10.4 million. The operating income percentage was 3.5 percent for the first half of 2013, compared to a 1.3 percent operating loss percentage in the first half of 2012. The operating income in the current period compared to the operating loss in the prior year’s period is due primarily to the lower cost of services in the first half of 2013 compared to the first half of 2012, as well as to reduced business and systems integration expenses and acquisition integration and restructuring expenses.

Selling, general and administrative expenses (excluding depreciation and amortization) remained flat in the first half of 2013 compared to the first half of 2012, with $60.8 million of expense in each period. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $3.1 million to $4.3 million in the first half of 2013 from $7.5 million in the first half of 2012, as the Company’s investment in system designs matured. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $2.9 million, from $3.5 million in the first half of 2012 to $0.6 million in the first half of 2013, due to a reduced level of restructuring activities. The Company recorded a net loss of $0.5 million on foreign exchange exposures in the first half of 2013 compared to a net loss of $0.6 million on foreign exchange exposures in the first half of 2012. In addition, the Company recorded a charge of $0.5 million for impairment of long-lived assets in the first half of 2013 primarily for a customer relationship asset in the Americas segment for which projected cash flows did not support the carrying value. There was no impairment of long-lived assets in the first half of 2012.

Interest expense in the first half of 2013 was $2.2 million compared to $1.8 million in the first half of 2012, an increase of $0.5 million, or 26.8 percent. The increase in interest expense in the first half of 2013 compared to the first half of 2012 includes $0.4 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax provision of $1.5 million in the first half of 2013 compared to an income tax benefit of $1.3 million in the first half of 2012. The effective tax rate was 27.0 percent for the first half of 2013 compared to an effective tax rate of 29.3 percent in the first half of 2012.

In the first half of 2013, the Company recorded income from continuing operations of $3.9 million, or $0.15 per diluted share compared to a loss from continuing operations of $3.2 million, or $0.12 per diluted share in the first half of 2012. The increase in profitability, period-over-period, is principally due to the lower cost of services, as well as decreases in business systems and integration expenses and acquisition integration and restructuring expenses.

In the first half of 2013, the Company recorded a $6.6 million loss, net of tax, from discontinued operations, or $0.25 per diluted share, compared to $0.1 million of income, net of tax, from discontinued operations in the first half of 2012. The loss from discontinued operations in the first half of 2013 includes a $6.1 million loss from assets held for sale related to the pending sale of the Company’s large format printing operation.

Other Information

Depreciation and amortization expense related to continuing operations was $8.8 million in both the first half of 2013 and the first half of 2012.

Capital expenditures in the first half of 2013 were $7.3 million compared to $10.8 million in the same period of 2012. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

Americas

The following table sets forth Americas segment results for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$83,411	$83,998	$(587)	(0.7)%
Cost of services	$51,141	$55,117	$(3.976)	(7.2)%
Acquisition integration and restructuring expenses	$321	$2,499	$2,178	(87.2)%
Impairment of long-lived assets	$466	$--	$466	nm
Foreign exchange (gain) loss	$(31)	$35	$(66)	nm
Depreciation and amortization	$2,275	$2,514	$(239)	(9.5)%
Operating income	$15,523	$10,388	$5,135	49.4%
Operating margin	18.6%	12.4%		620	bp
Capital expenditures	$1,148	$912	$236	25.9%
Total assets	$343,085	$367,379	$(24,294)	(6.6)%
nm = not meaningful
bp = basis points

Net revenues in the second quarter of 2013 for the Americas segment were $83.4 million compared to $84.0 million in the same period of the prior year, a decrease of $0.6 million or 0.7 percent. The revenue decrease in the second quarter of 2013 compared to the prior year’s quarter reflects a decrease in revenues from the Company’s advertising and retail accounts partially offset by an increase in promotional activity from the Company’s consumer products packaging accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of less than $0.1 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services in the second quarter of 2013 was $51.1 million, or 61.3 percent of revenues, compared to $55.1million, or 65.6 percent of revenues, in the same period of the prior year, a decrease of $4.0 million or 7.2 percent. The reduction in cost of revenues was mainly due to a decrease in labor related expenses.

Operating income was $15.5 million or 18.6 percent of revenues, in the second quarter of 2013 compared to $10.4 million, or 12.4 percent of revenues, in the second quarter of 2012, an increase of $5.1 million, or 49.4 percent. The increase in operating income is principally due to the decrease in cost of services, as well as decreases in other operating expenses compared to the previous period.

The following table sets forth Americas segment results for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$166,176	$164,981	$1,195	0.7%
Cost of services	$104,962	$109,799	$(4,837)	(4.4)%
Acquisition integration and restructuring expenses	$530	$3,195	$(2,665)	(83.4)%
Impairment of long-lived assets	$466	$--	$466	nm
Foreign exchange loss	$(34)	$50	$(84)	nm
Depreciation and amortization	$4,731	$4,866	$(135)	(2.8)%
Operating income	$27,385	$18,306	$9,079	49.6%
Operating margin	16.5%	11.1%		540	bp
Capital expenditures	$2,110	$3,686	$(1,576)	(42.8)%
Total assets	$343,085	$367,379	$(24,294)	(6.6)%
nm = not meaningful
bp = basis points

Net revenues in the first six months of 2013 for the Americas segment were $166.2 million compared to $165.0 million in the same period of the prior year, an increase of $1.2 million or 0.7 percent. The revenue increase in the first six months of 2013 compared to the previous year reflects an increase in revenue from the Company’s consumer product packaging accounts partially offset by a decrease in promotional activity from the Company’s advertising and retail accounts. There was no impact on the revenues from foreign currency translation.

Cost of services in the first six months of 2013 was $105.0 million, or 63.0 percent of revenues, compared to $109.8 million, or 66.6 percent of revenues, in the same period of the prior year, a decrease of $4.8 million or 4.4 percent. The reduction in cost of services was mainly due to a decrease in labor related expenses.

Operating income was $27.4 million or 16.5 percent of revenues, in the first six months of 2013 compared to $18.3 million, or 11.1 percent of revenues, in the first six months of 2012, an increase of $9.1 million or 49.6 percent. The increase in operating income is principally due to the decrease in cost of services, as well as decreases in other operating expenses compared to the previous period.

Europe

The following table sets forth Europe segment results for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$19,975	$21,197	$(1,222)	(5.8)%
Cost of services	$13,473	$13,763	$(290)	(2.1)%
Acquisition integration and restructuring expenses	$(10)	$(71)	$61	(85.9)%
Foreign exchange (gain) loss	$42	$251	$(209)	(83.3)%
Depreciation and amortization	$669	$797	$(128)	(16.1)%
Operating income (loss)	$535	$484	$51	10.5%
Operating margin	2.7%	2.3%		40	bp
Capital expenditures	$800	$348	$452	nm
Total assets	$53,010	$57,083	$(4,073)	(7.1)%
nm = not meaningful
bp = basis points

Net revenues in the Europe segment in the second quarter of 2013 were $20.0 million compared to $21.2 million in the same period of the prior year, a decrease of $1.2 million or 5.8 percent. New product introductions and packaging changes were slower than anticipated for the second quarter of 2013 as the Company’s European clients continue to exercise caution based on economic uncertainties. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.4 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of services was $13.5 million, or 67.4 percent of revenues, in the second quarter of 2013 compared to $13.8 million or 64.9 percent of revenues in the second quarter of 2012, a decrease of $0.3 million or 2.1 percent. The decrease in cost of services during the second quarter of 2013 compared to 2012 was mainly due to a decrease in labor related expenses.

The operating income was $0.5 million, or 2.7 percent of revenues, in the second quarter of 2013 compared to an operating income of $0.5 million or 2.3 percent of revenues in the second quarter of 2012.

The following table sets forth Europe segment results for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$39,656	$43,589	$(3,933)	(9.0)%
Cost of services	$27,105	$28,156	$(1,051)	(3.7)%
Acquisition integration and restructuring expenses	$65	$260	$(195)	(75.0)%
Foreign exchange loss	$44	$207	$(163)	(78.7)%
Depreciation and amortization	$1,300	$1,637	$(337)	(20.6)%
Operating income	$334	$1,907	$(1,573)	(82.5)%
Operating margin	0.8%	4.4%		bp
Capital expenditures	$1,372	$553	$819	nm
Total assets	$53,010	$57,083	$(4,073)	(7.1)%
nm = not meaningful
bp = basis points

Net revenues in the Europe segment in the first six months of 2013 were $39.7 million compared to $43.6 million in the same period of the prior year, a decrease of $3.9 million or 9.0 percent. New product introductions and packaging changes were slower than anticipated for the first six months of 2013 as the Company’s European clients continue to exercise caution based on economic uncertainties. Revenues in the first six months compared to the prior year were negatively impacted by changes in foreign currency translation rates of approximately $0.5 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of services was $27.1million, or 68.4 percent of revenues, in the second quarter of 2013 compared to $28.2 million or 64.6 percent of revenues in the first six months of 2012, a decrease of $1.1million or 3.7 percent. The decrease in cost of services during the first six months of 2013 compared to 2012 was mainly due to a decrease in labor related expenses.

The operating income was $0.3 million, or 0.8 percent of revenues, in the first six months of 2013 compared to an operating income of $1.9 million or 4.4 percent of revenues in the first six months of 2012, a decrease of $1.6 million. The decrease in operating income in the current period compared to the prior year’s period is mainly due to decrease in net revenues period-over-period.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$11,342	$10,310	$1,032	10.0%
Cost of services	$6,173	$6,016	$157	2.6%
Acquisition integration and restructuring expenses	--	(13)	13	100.0%
Foreign exchange (gain) loss	$14	$(36)	$50	nm
Depreciation and amortization	$355	$374	$(19)	(5.1)%
Operating income	$1,377	$827	$550	66.5%
Operating margin	12.1%	8.0%		410	bp
Capital expenditures	$100	$596	$(496)	(83.2)%
Total assets	$25,518	$28,387	$(2,869)	(10.1)%
nm = not meaningful
bp = basis points

Net revenues in the Asia Pacific segment in the second quarter of 2013 were $11.3 million compared to $10.3 million in the same period of the prior year, an increase of $1.0 million or 10.0 percent, reflecting an increase in promotional activity from the Company’s packaging accounts. Revenues for the second quarter of 2013, as compared to the second quarter of 2012, were negatively impacted by changes in foreign currency translation rates of approximately $0.2 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services was $6.2 million in the second quarter of 2013, or 54.4 percent of revenues, as compared to $6.0 million, or 58.4 percent of revenues, in the first six months of 2012, an increase of $0.2 million, or 2.6 percent. The increase in cost of services during the second quarter of 2013 compared to 2012 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $1.4 million in the second quarter of 2013, or 12.1 percent of revenues, as compared to $0.8 million, or 8.0 percent of revenues, in the second quarter of 2012, an increase of $0.6 million. The increase in operating income in the current period compared to the prior year’s period is due principally to the increase in net revenues.

The following table sets forth Asia Pacific segment results for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$21,048	$18,430	$2,618	14.2%
Cost of services	$11,820	$10,725	$1,095	10.2%
Acquisition integration and restructuring expenses	$(41)	$22	$(63)	nm
Impairment of long-lived assets	$36	$--	$36	nm
Foreign exchange loss	$(32)	$132	$(164)	(70.2)%
Depreciation and amortization	$724	$767	$(43)	(5.6)%
Operating income	$1,724	$941	$783	83.2%
Operating margin	8.2%	5.1%		310	bp
Capital expenditures	$414	$793	$(379)	(47.8)%
Total assets	$25,518	$28,387	$(2.869)	(10.1)%
nm = not meaningful
bp = basis points

Net revenues in the Asia Pacific segment in the first six months of 2013 were $21.0 million compared to $18.4 million in the same period of the prior year, an increase of $2.6 million or 14.2 percent, reflecting an increase in promotional activity from the Company’s packaging accounts. Revenues for the first six months of 2013, as compared to the prior year, were negatively impacted by changes in foreign currency translation rates of approximately $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services was $11.8 million in the first six months of 2013, or 56.2 percent of revenues, as compared to $10.7 million, or 58.2 percent of revenues, in the first six months of 2012, an increase of $1.1 million, or 10.2 percent. The increase in cost of services during the first six months of 2013 compared to 2012 was mainly due to an increase in labor costs reflecting the Company’s recent acquisitions and expansion of client service offerings.

Operating income was $1.7 million in the first six months of 2013, or 8.2 percent of revenues, as compared to $0.9 million, or 5.1 percent of revenues, in the first six months of 2012, an increase of $0.8 million. The increase in operating income in the current period compared to the prior year’s period is due principally to the increase in Net revenues.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at June 30, 2013 was $82.1 million compared to $83.0 million at December 31, 2012.

As of June 30, 2013, the Company had $4.8 million in consolidated cash and cash equivalents, compared to $9.7 million at December 31, 2012. The decrease in cash and cash equivalents at June 30, 2013 compared to December 31, 2012 reflects the Company’s efforts to minimize cash on hand in order to pay down its revolving credit facility.

Cash provided by operating activities. Cash provided by operating activities was $5.8 million in the first six months of 2013 compared to cash provided by operating activities of $11.0 million in the first six months of 2012. The cash provided by operating activities in the 2013 period compared to the 2012 period reflects the decrease in net loss, from a net loss of $3.1 million for the first six months of 2012 to a net loss of $2.7 million in the first six months of 2013. The cash provided from operations in the 2013 period compared to the 2012 period also reflects less favorable changes in the operating assets and liabilities in the first six months of 2013 compared to the first six months of 2012. The period-over-period change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to an increase in trade accounts receivable of $7.0 million in the 2013 period compared to an increase in cash provided by operating activities attributable to a decrease in trade accounts receivable of $2.0 million in the 2012 period. In addition, the period-over-period change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to a decrease in trade accounts payable, accrued expenses and other liabilities of $3.0 million in the first six months of 2013 compared to a decrease in trade accounts payable, accrued expenses and other liabilities of $2.0 million in the first six months of 2013

Depreciation and intangible asset amortization expense in the first six months of 2013 was $7.4 million and $2.1 million, respectively, as compared to $6.6 million and $2.8 million, respectively, in the first six months of 2012.

Cash used in investing activities. Cash used in investing activities was $7.0 million in the first six months of 2013 compared to $10.7 million used in investing activities during the comparable 2012 period. Capital expenditures were $7.3 million in the first six months of 2013 compared to $10.8 million in the first six months of 2012. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually.

Cash used in financing activities. Cash used in financing activities in the first six months of 2013 was $3.9 million compared to cash used in financing activities of $7.1 million during the first six months of 2012. The cash used in financing activities in the 2013 period reflects $0.7 million of net payments of debt compared to $2.9 million of net payments of debt during the comparable period of 2012. The Company received proceeds of $0.9 million from the issuance of common stock during the first six months of 2013 compared to $0.8 million during the first six months of 2012. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. During the first six months of 2012, the Company paid $0.9 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $4.2 million for  the first six months of 2013 compared to $4.1 million for the first six months of 2012. Subject to a declaration at the discretion of the Board of Directors, the Company expects to pay a quarterly dividend of $0.08 per share for the remainder of 2013.

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

At June 30, 2013, there was $37.5 million outstanding under the LIBOR portion of the facility at an interest rate of approximately 2.41 percent. At the Company’s option, loans under the facility can bear interest at prime plus 1.5 percent. At June 30, 2013, there was $13.0 million of prime rate borrowing outstanding at an interest rate of 4.50 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At June 30, 2013, there was $2.2 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.55 percent and $0.8 million outstanding under prime rate borrowings at an interest rate of approximately 4.25 percent.

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

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior notes that were outstanding at June 30, 2013 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $3.1 million is included in Current portion of long-term debt on the June 30, 2013 Consolidated Balance Sheets.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at June 30, 2013. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded, as of December 31, 2012, a withdrawal liability with an estimated present value of $31.7 million. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness.  See Note 15 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In September 2011, the Company financed $0.9 million of three-year software license agreements effective through September 2014. The payments are due in annual installments ending in September 2013. The total balance outstanding for the software license fees at June 30, 2013 is $0.3 million and is included in Current portion of long-term debt.

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at June 30, 2013 is $0.2 million and is included in Current portion of long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of  June 30, 2013 from those reported in the Company’s Form 10-K for the year ended December 31, 2012.

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

Based on their evaluation as of June 30, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during 2012. In addition, during the second half of 2012 and the first half of 2013, the Company implemented job production and invoicing modules at certain of the Company’s locations. During the remainder of 2013 and into 2014, additional phases of the ERP system are anticipated to be implemented, including the job production and invoicing modules at the remainder of the Company’s locations. As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during either the six-month period ended June 30, 2013 or the six-month period ended June 30, 2012. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the six-month periods ended June 30, 2013 and June 30, 2012, 4,333 and 4,391 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding. During the six-month period ended June 30, 2013, certain officers of the Company tendered 33,317 shares of Schawk Inc. common stock to the Company in satisfaction of tax liabilities associated with retirement-age vesting provisions of their restricted stock awards. The shares tendered had a market value of $0.5 million based on a $13.70 per share closing price on the date the shares were tendered. The receipt of the shares was recorded by the Company as an addition to Treasury Stock and a reduction of a receivable from the Company officers.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements. **

* Filed or furnished herewith

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2013.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller