Form 10-Q
period 2013-09-30
SCHAWK INC
filed 2013-10-30
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of October 23, 2013 was 26,203,500.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2013

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Comprehensive Income (Loss) for the three and nine-months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signatures		41

Exh-31.1	Section 302-Certification of Chief Executive Officer

Exh-31.2	Section 302-Certification of Chief Financial Officer

Exh-32	Section 906-Certification by Chief Executive Officer & Chief Financial Officer

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)
	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,073	$9,651
Trade accounts receivable, less allowance for doubtful accounts of $2,292 at September 30, 2013 and $2,052 at December 31, 2012	96,672	91,234
Unbilled services	20,412	20,924
Prepaid expenses and other current assets	9,957	10,100
Income tax receivable	3,073	3,032
Deferred income taxes	750	235
Current assets of discontinued operations	--	3,854
Total current assets	135,937	139,030

Property and equipment, less accumulated depreciation of $114,808 at September 30, 2013 and $112,073 at December 31, 2012	59,184	60,583
Goodwill, net	203,846	211,903
Other intangible assets, net:
Customer relationships	25,046	28,781
Other	500	633
Deferred income taxes	3,475	5,983
Other assets	8,080	6,771
Long term assets of discontinued operations	--	5,137

Total assets	$436,068	$458,821

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,663	$17,833
Accrued expenses	53,955	56,557
Deferred income taxes	2,650	2,175
Income taxes payable	1,504	609
Current portion of long-term debt	3,328	4,262
Current liabilities of discontinued operations	--	1,134
Total current liabilities	79,100	82,570

Long-term liabilities:
Long-term debt	67,079	78,724
Deferred income taxes	1,840	2,044
Other long-term liabilities	41,597	43,536
Long-term liabilities of discontinued operations	--	1,164
Total long-term liabilities	110,516	125,468

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 31,299,357 and 31,172,666 shares issued at September 30, 2013 and December 31, 2012, respectively; 26,203,793 and 26,113,544 shares outstanding at September 30, 2013 and December 31, 2012, respectively	228	227
Additional paid-in capital	212,470	209,556
Retained earnings	88,438	93,897
Accumulated other comprehensive income, net	10,563	11,859
Treasury stock, at cost, 5,095,564 and 5,059,122 shares of common stock at September 30, 2013 and December 31, 2012, respectively	(65,247)	(64,756)
Total stockholders’ equity	246,452	250,783

Total liabilities and stockholders’ equity	$436,068	$458,821

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$110,692	$106,009	$328,360	$324,156

Operating expenses:
Cost of services (excluding depreciation and amortization)	67,872	65,829	202,547	205,656
Selling, general and administrative expenses (excluding depreciation and amortization)	29,448	29,347	90,214	90,174
Depreciation and amortization	4,782	4,171	13,558	12,971
Business and systems integration expenses	1,992	2,997	6,333	10,459
Acquisition integration and restructuring expenses	674	1,218	1,228	4,696
Foreign exchange loss (gain)	132	(12)	624	548
Impairment of long-lived assets	--	4,281	502	4,281
Multiemployer pension withdrawal income	--	(203)	--	(203)
Operating income (loss)	5,792	(1,619)	13,354	(4,426)

Other income (expense):
Interest income	108	57	155	82
Interest expense	(1,073)	(917)	(3,303)	(2,676)

Income (loss) from continuing operations before income taxes	4,827	(2,479)	10,206	(7,020)
Income tax provision (benefit)	1,291	(184)	2,744	(1,515)
Income (loss) from continuing operations	3,536	(2,295)	7,462	(5,505)
Income (loss) from discontinued operations, net of tax	(3)	82	(6,608)	189

Net income (loss)	$3,533	$(2,213)	$854	$(5,316)

Earnings (loss) per share: Basic: Income (loss) from continuing operations	$0.13	$(0.09)	$0.28	$(0.21)
Income (loss) from discontinued operations	--	--	(0.25)	--
Net loss per common share	$0.13	$(0.09)	$0.03	$(0.21)

Diluted: Income (loss) from continuing operations	$0.13	$(0.09)	$0.28	$(0.21)
Income (loss) from discontinued operations	--	--	(0.25)	--
Net income (loss) per common share	$0.13	$(0.09)	$0.03	$(0.21)

Weighted average number of common and common equivalent shares outstanding:
Basic	26,335	25,980	26,264	25,876
Diluted	26,407	25,980	26,324	25,876

Dividends per Class A common share	$0.08	$0.08	$0.24	$0.24

Net income (loss)	$3,533	$(2,213)	$854	$(5,316)
Foreign currency translation adjustments	2,731	2,790	(1,159)	1,850
Pension liability adjustments	--	--	(137)	--
Comprehensive income (loss)	$6,264	$577	$(442)	$(3,466)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Cash flows from operating activities
Net income (loss)	$854	$(5,316)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	11,149	9,991
Amortization	3,094	4,125
Impairment of long-lived assets	502	4,281
Non-cash restructuring charge	--	246
Amortization of deferred financing fees	195	231
Accretion of discount on multiemployer pension liability	625	--
Loss realized on sale of property and equipment	104	21
Loss realized from sale of business	6,095	--
Stock based compensation expense	1,451	2,665
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(7,377)	6,639
Unbilled services	571	(1,037)
Prepaid expenses and other current assets	(740)	1,390
Trade accounts payable, accrued expenses and other liabilities	(4,746)	(3,170)
Income taxes payable	1,857	(381)
Net cash provided by operating activities	13,634	19,685

Cash flows from investing activities
Proceeds from sale of business	8,247	--
Proceeds from sales of property and equipment	348	66
Purchases of property and equipment	(9,874)	(17,048)
Net cash used in investing activities	(1,279)	(16,982)

Cash flows from financing activities
Issuance of common stock	1,205	1,711
Proceeds from issuance of long-term debt	123,890	174,440
Payments of long-term debt including current portion	(136,309)	(175,219)
Payment of deferred financing fees	--	(853)
Cash dividends	(6,272)	(6,182)
Net cash used in financing activities	(17,486)	(6,103)
Effect of foreign currency rate changes	553	(106)
Net decrease in cash and cash equivalents	(4,578)	(3,506)
Cash and cash equivalents at beginning of period	9,651	13,732

Cash and cash equivalents at end of period	$5,073	$10,226

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

The Company has changed the presentation of certain expense items on the Consolidated Statements of Comprehensive Income (Loss) from the 2012 Form 10-K. The Company previously presented cost of goods sold with a sub-total for gross profit; however, in order to be consistent with how management views the business, production expenses are now presented as cost of services and the gross profit sub-total has been eliminated. In addition, depreciation and amortization is now excluded from and presented separately for both cost of services and selling, general and administrative expenses. Prior periods have been reclassified to conform to the current year presentation.

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2012, as filed with its 2012 Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). The amendments in ASU 2013-11 provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will be adopting ASU 2013-11 effective January 1, 2014. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Unbilled services consist of the following:

	September 30,	December 31,
	2013	2012

Unbilled services	$19,359	$19,853
Production supplies	1,789	1,737
	21,148	21,590
Less: LIFO reserve	(736)	(666)
Total	$20,412	$20,924

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share from continuing operations, discontinued operations and from net income (loss) per common share are computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss), respectively, by the weighted average shares outstanding for the period. Diluted earnings (loss) per share from continuing operations, discontinued operations and from net income (loss) per common share are computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss), respectively, by the weighted average number of common shares, including common stock equivalent shares (stock options and stock-settled stock appreciation rights) outstanding for the period.  Certain share-based payment awards which entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic earnings (loss) per share. There were no reconciling items to net income to arrive at income (loss) available to common stockholders.

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Income (loss) from continuing operations	$3,536	$(2,295)	$7,462	$(5,505)
Income (loss) from discontinued operations	(3)	82	(6,608)	189
Net income (loss)	$3,533	$(2,213)	$854	$(5,316)

Weighted average shares – Basic	26,335	25,980	26,264	25,876
Effect of dilutive stock options	72	--	60	--
Adjusted weighted average shares and assumed conversions - Diluted	26,407	25,980	26,324	25,876

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic:
Income (loss) from continuing operations	$0.13	$(0.09)	$0.28	$(0.21)
Income (loss) from discontinued operations	--	--	(0.25)	--
Net income (loss) per common share	$0.13	$(0.09)	$0.03	$(0.21)

Diluted:
Income (loss) from continuing operations	$0.13	$(0.09)	$0.28	$(0.21)
Income (loss) from discontinued operations	--	--	(0.25)	--
Net income (loss) per common share	$0.13	$(0.09)	$0.03	$(0.21)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Anti-dilutive options	1,363	1,531	1,561	1,516
Exercise price range	$10.02 – 21.08	$11.71 – 21.08	$10.02 – 21.08	$11.71 – 21.08

Note 4 – Comprehensive Income (Loss)

The Company reports certain changes in equity during a period in accordance with current accounting guidance for comprehensive income. Accumulated other comprehensive income, net includes cumulative translation adjustments and pension liability adjustments, net of tax. The components of comprehensive income, net of tax, for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$3,533	$(2,213)	$854	$(5,316)
Foreign currency translation adjustments	2,731	2,790	(1,159)	1,850
Pension liability adjustments	--	--	(137)	--
Comprehensive income (loss)	$6,264	$577	$(442)	$(3,466)

Note 5 – Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards using the straight-line expense attribution method. The equity compensation grants made by the Company during the first nine months of 2013, with the exception of non-qualified stock options granted to its outside directors, were in the form of stock-settled stock appreciation rights and restricted stock units, rather than stock options and shares of restricted stock, as had been granted in prior periods.

The Company records compensation expense for employee stock options and stock appreciation rights based on the estimated fair value of the options and stock appreciation rights on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options and stock appreciation rights granted during the nine-month periods ended September 30, 2013 and September 30, 2012, using the Black-Scholes option-pricing model.

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012

Expected dividend yield	2.78 - 2.84%		2.73%
Expected stock price volatility	54.61 - 56.36%		53.52 - 57.19%
Risk-free interest rate	1.26 - 1.68%		1.24 - 1.33%
Weighted-average expected life of options	6.47 - 7.59	years	6.21 - 7.70	years
Forfeiture rate	1.00 - 2.50%		1.00 - 3.00%

There were no stock-based awards granted during the three-month period ended September 30, 2013. The number of stock appreciation rights, stock options and restricted stock units granted during the nine-month period ended September 30, 2013, was 312. The number of stock options and shares of restricted stock granted during the three and nine-month periods ended September 30, 2012 was 28 and 276, respectively. The total grant date fair value of stock appreciation rights, stock options and restricted stock units granted during the nine-month period ended September 30, 2013, was $2,346. The total fair value of stock options and restricted stock granted during the three and nine-month periods ended September 30, 2012, was $197 and $2,349, respectively As of September 30, 2013 and September 30, 2012, respectively, there was $3,078 and $2,631 of total unrecognized compensation cost related to nonvested stock-based compensation awards outstanding. That cost is expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three and nine-month periods ended September 30, 2013 was $491 and $1,451, respectively. Expense recognized for the three and nine-month periods ended September 30, 2012 was $424 and $2,665, respectively. The higher expense level during the first nine months of 2012 reflected provisions for vesting rights upon retirement.

Note 6 – Impairment of Long-lived Assets

The Company did not record any charges for impairment of long-lived assets during the three-month period ended September 30, 2013. During the nine-month period ended September 30, 2013, the Company recorded impairment charges of $502, comprised of a second quarter charge of $466 in the Americas operating segment for a customer relationship intangible asset for which future cash flows did not support the carrying value and a first quarter charge of $36 for customer relationship and trade name assets in the Asia Pacific operating segment. The first quarter impairment charge reflected the Company’s decision to close the Seoul, Korea office acquired in its 2011 Brandimage acquisition. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss).

During the three and nine-month periods ended September 30, 2012, the Company recorded impairment charges of $4,281, comprised of $3,763 related to impairments of intangible assets and $518 related to an impairment of fixed assets. The intangible asset impairment charges were for customer relationship intangible assets at Company locations being restructured for which projected cash flows did not support the carrying values. The Company recorded the customer relationship impairment charges in the Americas and Europe operating segments in the amounts of $2,350 and $1,413, respectively. The fixed asset impairment charge of $518 related to Company-owned real estate in the Corporate segment which was written down to its estimated market value during the third quarter of 2012. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss).

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

Exit Reserves from Prior Acquisitions

The Company previously recorded exit reserves related to its acquisitions of Weir Holdings Limited and Seven Worldwide Holdings, Inc., which occurred in 2004 and 2005, respectively. The major expenses included in the exit reserves were employee severance and lease termination expenses. The exit reserve balances related to employee severance were paid in prior years. The exit reserve for lease termination expenses related to a facility with a lease expiring in 2014. During the third quarter of 2013, the Company reached an agreement with the landlord for an early termination of the lease and the remaining reserve balance was reversed. The following table summarizes the reserve activity from December 31, 2012 through September 30, 2013:

	Beginning of			End of
	Period	Adjustments	Payments	Period

First quarter	$324	$(31)	$(21)	$272
Second quarter	$272	$(141)	$(20)	$111
Third quarter	$111	$(111)	$--	$--

Note 8 – Debt

Debt obligations consist of the following:

	September 30, 2013	December 31, 2012

Revolving credit agreement	$42,012	$52,495
Series A senior note payable - Tranche A	1,843	1,843
Series A senior note payable - Tranche B	1,229	2,458
Series F senior note payable	25,000	25,000
Other	323	1,190
	70,407	82,986
Less amounts due in one year or less	(3,328)	(4,262)
Total	$67,079	$78,724

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

At September 30, 2013, there was $35,500 outstanding under the LIBOR portion of the U.S. facility at an interest rate of approximately 2.14 percent. At the Company’s option, loans under the facility can bear interest at prime plus 1.5 percent. At September 30, 2013, there was $3,600 of prime rate borrowing outstanding at an interest rate of 4.25 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At September 30, 2013, there was $1,456 outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.30 percent and $243 outstanding under prime rate borrowings at an interest rate of approximately 4.00 percent.

The Company’s UK subsidiary borrowed under the revolving credit facility in the form of LIBOR Sterling loans. At September 30, 2013, there was $807 outstanding under LIBOR Sterling loans at an interest rate of approximately 2.48 percent. The Company’s Luxembourg subsidiary borrowed under the credit facility in the form of Euro LIBOR loans. At September 30, 2013, there was $406 outstanding under the Euro LIBOR loans at an interest rate of approximately 2.06 percent.

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

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior notes that were outstanding at September 30, 2013 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $3,072 is included in Current portion of long-term debt on the September 30, 2013 Consolidated Balance Sheets.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at September 30, 2013. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded, as of December 31, 2012, a withdrawal liability with an estimated present value of $31,683. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness. See Note 15 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In October 2011, the Company financed a $649 three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at September 30, 2013 is $216 and is included in Current portion of long-term debt.

In July 2013, the Company’s Belgium subsidiary entered into a financing arrangement for the purchase of production equipment in the amount of $110, with monthly payments over a three year period ending in June 2016. The balance outstanding at September 30, 2013 is $103, of which $37 is included in Current portion of long-term debt and $66 is included in Long-term debt.

The Company also had $3 of various notes payable from its October 2011 acquisition of Brandimage, included in the Current portion of long-term debt on the September 30, 2013 Consolidated Balance Sheets.

Deferred Financing Fees

At September 30, 2013, the Company had $738 of unamortized deferred financing fees related to prior revolving credit facility and note purchase agreement amendments. During the three and nine-month periods ended September 30, 2013, the Company amortized deferred financing fees totaling $66 and $195, respectively. During the three and nine-month periods ended September 30, 2012, the Company amortized deferred financing fees totaling $66 and $231, respectively. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

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

On July 3, 2013, the Company sold the operating assets, net of certain liabilities, of its large format printing business located in Los Angeles, California. The net assets of the large format printing business were considered to be held for sale as of June 30, 2013 and a portion of the goodwill in the Americas reporting unit was allocated to the business held for sale in the quarter ended June 30, 2013. The amount allocated to the large format printing business was $7,000 and this pretax amount is included in Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Comprehensive Income (Loss) for the nine-month period ended September 30, 2013.

The changes in the carrying amount of goodwill by reportable segment during the three and nine-month periods ended September 30, 2013, were as follows:

	Americas	Europe	Asia Pacific	Total
Cost:
December 31, 2012	$203,987	$43,025	$9,830	$256,842
Foreign currency translation	(446)	(2,235)	(35)	(2,716)

March 31, 2013	203,541	40,790	9,795	254,126
Goodwill allocated to business sold	(7,000)	--	--	(7,000)
Foreign currency translation	(712)	174	(787)	(1,325)

June 30, 2013	195,829	40,964	9,008	245,801
Foreign currency translation	442	2,262	(31)	2,673

September 30, 2013	$196,271	$43,226	$8,977	$248,474

Accumulated impairment:
December 31, 2012	$(14,540)	$(29,129)	$(1,270)	$(44,939)
Foreign currency translation	105	1,689	(6)	1,788

March 31, 2013	(14,435)	(27,440)	(1,276)	(43,151)
Foreign currency translation	167	(31)	156	292

June 30, 2013	(14,268)	(27,471)	(1,120)	(42,859)
Foreign currency translation	(104)	(1,644)	(21)	(1,769)

September 30, 2013	$(14,372)	$(29,115)	$(1,141)	$(44,628)

Net book value:
December 31, 2012	$189,447	$13,896	$8,560	$211,903

March 31, 2013	$189,106	$13,350	$8,519	$210,975

June 30, 2013	$181,561	$13,493	$7,888	$202,942

September 30, 2013	$181,899	$14,111	$7,836	$203,846

The Company’s other intangible assets subject to amortization are as follows:

		September 30, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.9 years	$55,330	$(30,284)	$25,046
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	848	(806)	42
Trade names	3.9 years	1,443	(985)	458
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.1 years	$60,003	$(34,457)	$25,546

		December 31, 2012
	Weighted Average Life	Cost	Accumulated Amortization	Net
Customer relationships	13.7 years	$57,343	$(28,562)	$28,781
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	877	(821)	56
Trade names	3.9 years	1,469	(892)	577
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.0 years	$62,071	$(32,657)	$29,414

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

Amortization expense related to the other intangible assets totaled $1,004 and $3,075 for the three and nine-month periods ended September 30, 2013, respectively. Amortization expense related to the other intangible assets totaled $1,340 and $4,097 for the three and nine-month periods ended September 30, 2012, respectively. Amortization expense for each of the next five twelve-month periods beginning October 1, 2013, is expected to be approximately $3,930 for 2014, $3,797 for 2015, $3,728 for 2016, $3,554 for 2017, and $3,437 for 2018.

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

•
The tax effects of significant, unusual or infrequently occurring items are recognized as discrete items in the interim periods in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about valuation allowances established in prior years, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant, unusual or infrequently occurring items.

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

The following table sets out the tax provision (benefit) for continuing operations and the effective tax rates of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Income (loss) from continuing operations before income taxes	$4,827	$(2,479)	$10,206	$(7,020)
Income tax provision (benefit)	$1,291	$(184)	$2,744	$(1,515)
Effective tax rate	26.7%	7.4%	26.9%	21.6%

In the third quarter of 2013, the Company recognized a tax provision of $1,291 on income before taxes of $4,827, or an effective tax rate of 26.7 percent as compared to an effective rate of 7.4 percent for the third quarter of 2012. The higher effective tax rate for the third quarter of 2013 is primarily attributable to relatively higher tax rates on increased United States profitability compared to the third quarter of 2012. The increased effective rate is offset by decreases in the reserve for unrecognized tax benefits totaling $239 and other discrete benefits totaling $303.

For the first nine months of 2013, the Company recorded an income tax provision of $2,744 on income before income taxes of $10,206 or an effective tax rate of 26.9 percent, as compared to an effective tax rate of 21.6 percent for the first nine months of 2012. The higher effective tax rate for the first nine months of 2013, as compared to an income tax benefit for the first nine months of 2012, is primarily attributable to relatively higher tax rates on increased United States profitability compared to the first nine months of 2012. The increased effective rate is offset by decreases from the retroactive benefits of U.S. legislation, the net benefit of changes to uncertain tax positions, and other discrete items in the amount of $1,129.

The Company has reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,745 and $2,093 at September 30, 2013 and December 31, 2012, respectively. The reserve for uncertain tax positions as of September 30, 2013 decreased by $348 primarily due to the effective settlement of previously recorded uncertain tax positions offset by the establishment of an additional uncertain tax position.

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

The segment revenue disclosure for the three and nine-month periods ended September 30, 2012 has been reclassified to conform to the current presentation of segment revenue as presented for the three and nine-month periods ended September 30, 2013. The Americas segment revenue and intersegment revenue elimination originally reported for the three and nine-month periods ended September 30, 2012 have been reduced by $7,090 and $21,788 respectively, to reflect the elimination of intra-segment revenue within the Americas segment.

Segment information relating to results of operations for continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues:
Americas	$82,284	$79,874	$248,460	$244,855
Europe	22,155	19,617	61,811	63,206
Asia Pacific	11,559	10,457	32,607	28,887
Intersegment revenue elimination	(5,306)	(3,939)	(14,518)	(12,792)

Total	$110,692	$106,009	$328,360	$324,156

Operating segment income (loss):
Americas	$13,245	$9,268	$40,630	$27,574
Europe	2,059	(1,658)	2,393	249
Asia Pacific	1,249	668	2,973	1,609
Corporate	(10,761)	(9,897)	(32,642)	(33,858)
Operating income (loss)	5,792	(1,619)	13,354	(4,426)
Interest expense, net	(965)	(860)	(3,148)	(2,594)
Income (loss) from continuing operations before income taxes	$4,827	$(2,479)	$10,206	$(7,020)

Note 12 – Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses during the years 2009 through 2012 and through the third quarter of 2013.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three and nine-month periods ended September 30, 2013, related to cost reduction and restructuring actions initiated during 2008, 2010, 2011, 2012 and 2013.The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $3,623 is included on the Consolidated Balance Sheets at September 30, 2013 as follows: $2,746 in Accrued expenses and $877 in Other long-term liabilities.

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2012	$--	$2,761	$2,761
Adjustments	--	52	52
Cash payments	--	(203)	(203)
Liability balance at March 31, 2013	--	2,610	2,610
Adjustments	--	42	42
Cash payments	--	(293)	(293)
Liability balance at June 30, 2013	--	2,359	2,359
Adjustments	--	214	214
Cash payments	--	(212)	(212)
Liability balance at September 30, 2013	$--	$2,361	$2,361

Actions Initiated in 2010
Liability balance at December 31, 2012	$402	$--	$402
Adjustments	(8)	--	(8)
Cash payments	(394)	--	(394)
Liability balance at March 31, 2013	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--
Liability balance at June 30, 2013	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--
Liability balance at September 30, 2013	$--	$--	$--

Actions Initiated in 2011
Liability balance at December 31, 2012	$15	$--	$15
Adjustments	(15)	--	(15)
Liability balance at March 31, 2013	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--
Liability balance at June 30, 2013	--	--	--
Adjustments	--	--	--
Cash payments	--	--	--
Liability balance at September 30, 2013	$--	$--	$--

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2012
Liability balance at December 31, 2012	$1,386	$1,187	$2,573
New accruals	6	--	6
Adjustments	(5)	21	16
Cash payments	(860)	(239)	(1,099)
Liability balance at March 31, 2013	527	969	1,496
Adjustments	(33)	(14)	(47)
Cash payments	(205)	(235)	(440)
Liability balance at June 30, 2013	289	720	1,009
New accruals	69	--	69
Adjustments	4	80	84
Cash payments	(137)	(118)	(255)
Liability balance at September 30, 2013	$225	$682	$907

Actions Initiated in 2013
Liability balance at December 31, 2012	$--	$--	$--
New accruals	214	--	214
Adjustments	(1)	--	(1)
Cash payments	(122)	--	(122)
Liability balance at March 31, 2013	91	--	91
New accruals	320	--	320
Adjustments	(4)	--	(4)
Cash payments	(56)	--	(56)
Liability balance at June 30, 2013	351	--	351
New accruals	303	--	303
Adjustments	4	--	4
Cash payments	(303)	--	(303)
Liability balance at September 30, 2013	$355	$--	$355

The combined expenses for the cost reduction and restructuring actions initiated in 2008, 2010, 2011, 2012, and 2013 shown above were $674 and $1,249 for the three and nine-month periods ended September 30, 2013. In addition, the Company recorded legal costs of $19 and reversed reserves of $40 related to a facility closure during the nine-month period ended September 30, 2013. The total expenses for the three and nine-month periods ended September 30, 2013 were $674 and $1,228, respectively, and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The expenses for the nine-month periods ended September 30, 2013 and September 30, 2012 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2013	$1,059	$66	$102	$1	$1,228
Nine months ended September 30, 2012	$3,835	$838	$22	$1	$4,696
Cumulative since program inception	$16,075	$7,040	$1,401	$1,912	$26,428

Note 13 – Derivative Financial Instruments

Fair Value Hedge

In order to mitigate foreign exchange rate exposure, the Company entered into several forward contracts during 2012. The forward contracts were designated as fair value hedges at inception. The derivative fair value gains or losses from these fair value hedges are recorded as a component of Foreign exchange loss in the Consolidated Statements of Comprehensive Income (Loss). The forward contracts are measured at fair value on a recurring basis and are classified as Level 2 inputs under the fair value hierarchy established in Note 14 – Fair Value Measurements. In May 2012, the Company discontinued its foreign currency hedging program using forward contracts. There was no effect on earnings for the three and nine-month periods ended September 30, 2013. The effect on earnings of the derivative instruments on the Consolidated Statements of Comprehensive Income (Loss) for the nine-month period ended September 30, 2012 was a loss of $438.

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at September 30, 2013.

The Company’s multiemployer pension withdrawal liability is categorized as Level 3 within the fair value hierarchy. The fair value of the multiemployer pension withdrawal liability was estimated using a present value analysis as of December 31, 2012. See Note 15 – Multiemployer Pension Withdrawal for more information regarding the multiemployer withdrawal liability.

The following table summarizes the changes in the fair value of the Company’s multiemployer pension withdrawal liability during the first nine months of 2013:

Fair Value

Liability balance at January 1, 2013	$31,683
Accretion of present value discount	209

Liability balance at March 31, 2013	31,892
Accretion of present value discount	208

Liability balance at June 30, 2013	32,100
Accretion of present value discount	208

Liability balance at September 30, 2013	$32,308

The following table summarizes the fair values as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Multiemployer pension withdrawal liability	$--	$--	$32,308	$32,308

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund (“NPF”), formerly known as the Graphic Communications Conference International Brotherhood of Teamsters Supplemental Retirement and Disability Fund (“SRDF”), pursuant to collective bargaining agreements at eight locations. During the fourth quarter of 2012, the Schawk Board of Directors executed a resolution to authorize management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the NPF. The negotiations with the local bargaining units continued during the first nine months of 2013. The decision to exit the NPF was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. A withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. Management concluded that a complete withdrawal from the NPF was both probable and estimable, subject to the Company’s good faith bargaining obligations. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability for its withdrawal from the NPF of $31,683 as of December 31, 2012, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41,186, payable $2,059 per year over a 20 year period, with the annual cash payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. During the three and nine-month periods ended September 30, 2013, the Company accreted $208 and $625 of the present value discount, resulting in an estimated liability balance of $32,308 at September 30, 2013, of which $1,252 is included in Accrued expenses and $31,056 is included in Other long-term liabilities on the Consolidated Balance Sheets as of September 30, 2013. The expense associated with the accretion of the present value discount is reflected in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

The Company previously participated in the San Francisco Lithographers Pension Trust (“SF LPT”) pursuant to collective bargaining agreements with the Teamsters Local 853. Effective June 30, 2011, the Company decided to terminate participation in the SF LPT and provided notification that it would no longer be making contributions to the plan. The Company’s decision triggered a withdrawal liability. The Company recorded an estimated liability of $1,846 as of June 30, 2011 to reflect this obligation. The Company made a payment of $43 during the second quarter of 2012 and a final payment of $1,600 during the third quarter of 2012 to settle the liability in full. The $203 reduction from the initial liability recorded of $1,846 and the final settlement of $1,643 is recorded as a credit to Multiemployer pension withdrawal expense (income) for the three and nine-month periods ended September 30, 2012 on the Consolidated Statements of Comprehensive Income (Loss).

Note 16 – Sale of Business and Discontinued Operations

On July 3, 2013, the Company completed the sale of various assets comprising its large-format printing business located in Los Angeles, California. The net assets of the large format printing business were considered to be held for sale as of June 30, 2013. The large-format printing business was considered to be outside of the Company’s core business and was included in the Americas segment. The aggregate selling price for the business was $10,570, comprised of $8,247 in cash, $2,000 in a secured subordinated note and $323 accrued as a receivable from the buyer for an estimated net working capital adjustment, which is expected to be settled in the fourth quarter of 2013. The results of operations of the business sold are reported as discontinued operations for all periods presented in this quarterly report and the assets and liabilities of the discontinued operation have been segregated in the Consolidated Balance Sheets.

The Company recorded a loss of $6,095 on the sale of the business during the second quarter of 2013, which is included in Income (loss) from discontinued operations on the Company’s Consolidated Statements of Comprehensive Income (Loss). Included in the net loss is a goodwill allocation of $7,000, representing a portion of the Company’s Americas reporting segment goodwill which was allocated to the large-format printing business.

The carrying amounts of the assets and liabilities sold were as follows:

Trade accounts receivable	$3,988
Unbilled services	986
Prepaid expenses and other current assets	111
Current assets of discontinued operations	$5,085

Property and equipment, net	$4,360

Long term assets of discontinued operations	$4,360

Trade accounts payable	$205
Accrued expenses	670
Current liabilities of discontinued operations	$875

Net assets of discontinued operations	$8,570

Operating results for the discontinued operations for the periods presented in this quarterly report are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$--	$4,829	$8,772	$15,694

Operating expenses:
Cost of services (excluding depreciation and amortization)	6	3,388	6,041	10,989
Selling, general and administrative expenses (excluding depreciation and amortization)	(3)	1,026	1,923	3,429
Depreciation and amortization	--	292	685	912
Acquisition integration and restructuring expenses	--	--	4	78
Loss on sale of business	--	--	6,095	--
Operating income (loss)	$(3)	$123	$(5,976)	$286

Income (loss) before income taxes	$(3)	$123	$(5,976)	$286
Income tax provision	--	41	632	97

Income (loss) from discontinued operations, net of tax	$(3)	$82	$(6,608)	$189

December 31, 2012

Trade accounts receivable, net	$2,462
Unbilled services	1,197
Prepaid expenses and other current assets	56
Income tax receivable	139
Current assets of discontinued operations	$3,854

Property and equipment, net	$4,908
Other assets	229

Long term assets of discontinued operations	$5,137

Trade accounts payable	$304
Accrued expenses	523
Income taxes payable	--
Deferred income taxes	307
Current liabilities of discontinued operations	$1,134

Deferred income taxes	$1,164

Long-term liabilities of discontinued operations	$1,164

Net assets of discontinued operations	$6,693

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

Business Overview

Schawk, Inc. and its subsidiaries (“Schawk” or the “Company”) provide comprehensive brand development and brand deployment services to clients primarily in the consumer packaged goods, retail and life sciences markets. The Company creates and sells it clients’ brands, produces brand assets and protects brand equities to help clients drive brand performance. The Company currently delivers its services through more than 155 locations in over 20 countries across North and South America, Europe, Asia and Australia. The Company, which markets itself as “SGK”, is headquartered in Des Plaines, Illinois, has been in operation since 1953 and is incorporated under the laws of the State of Delaware.

The Company believes that it is uniquely positioned to deliver brand development and brand deployment services to the marketplace. The Company’s Brand Development group includes Brandimage and Anthem, each of whom creates brand desirability to help clients drive topline growth. The Company’s Brand Deployment group delivers Schawk’s legacy premedia expertise and efficiency to help clients improve their bottom line and is marketed under the Schawk! brand. By offering both brand development and brand deployment services to the marketplace, the Company can help its clients drive better overall brand performance.

Brandimage is a global consultancy comprised of brand equity architects and designers that creates brands that drive brand performance. Brandimage creates brand meaning and brings brands into contact with the consumer. Creating brand meaning refers to the creation of a brand’s story, which is built on a fundamental emotional consumer truth and expressed strategically, visually, verbally and structurally in the form of a singularly distinctive identity system. This service encapsulates the development of the intellectual properties that define a brand as unique, such as its logo, colors, font and graphics. The services offered by Brandimage also include semiotic analysis, design and trend auditing ethnography, equity definition research, meaning perception research, brand positioning, brand meaning/purpose definition, brand architecture, design strategy, innovation strategy and visual positioning.

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

Schawk! is a global cross-media production services provider  that produces brand assets and protects brand equities to help make brands more profitable. Leveraging its more than 60 years of industry experience, Schawk! identifies and deploys scalable solutions to address a brand's complex production and delivery needs through proven expertise in workflow, resourcing, color management and imaging. The services offered by Schawk! are focused on packaging, point of purchase/point of sale, digital, catalog, photography, advertising, circulars, direct mail, video, marketing collateral, continuous improvement and outsourcing. The Company also owns and markets BLUE™, a cloud-based software platform that delivers a set of global capabilities to help brand-driven organizations control and manage brand development and brand deployment assets and activities to drive brand performance. The Company also owns and markets ColorDrive, print quality management software that is used to align measured and calibrated visual scores of color throughout the packaging development supply chain process to help brand driven organizations achieve color consistency for their brand colors worldwide.

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

Discontinued Operations

On July 3, 2013, the Company completed the sale of various assets comprising its large-format printing business located in Los Angeles, California. The net assets of the large format printing business were considered to be held for sale as of June 30, 2013. The large-format printing business was considered to be outside of the Company’s core business and was included in the Americas segment. The aggregate selling price for the business was $10.6 million, comprised of $8.3 million in cash, $2.0 million in a secured subordinated note and $0.3 million accrued as a receivable from the buyer for an estimated net working capital adjustment, which is expected to be settled in the fourth quarter of 2013. The results of operations of the business sold are reported as discontinued operations for all periods presented in this quarterly report and the assets and liabilities of the discontinued operation have been segregated in the Consolidated Balance Sheets.

The Company recorded a loss of $6.1 million on the sale of the business during the second quarter of 2013, which is included in Income (loss) from discontinued operations on the Company’s Consolidated Statements of Comprehensive Income (Loss). Included in the net loss is a goodwill allocation of $7.0 million, representing a portion of the Company’s Americas reporting segment goodwill which was allocated to the large-format printing business.

Financial Overview

Net revenues in the third quarter of 2013 were $110.7 million compared to $106.0 million in the third quarter of 2012, an increase of $4.7 million, or 4.4 percent. The revenue increase in the third quarter of 2013 compared to the prior year’s quarter reflects an increase in revenues from the Company’s consumer products packaging accounts partially offset by a decrease in promotional activity from the Company’s advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $1.0 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues increased in all three segments in the third quarter of 2013 compared to the prior year’s quarter. The Americas segment increased by $2.4 million, or 3.0 percent, the Europe segment increased by $2.5 million, or 12.9 percent, and the Asia Pacific segment increased by $1.1 million, or 10.5 percent, in each case prior to intersegment revenue elimination.

Consumer products packaging accounts revenues in the third quarter of 2013 were $95.8 million, or 86.5 percent of total revenues, as compared to $90.0 million, or 84.9 percent of total revenues, in the same period of the prior year, representing an increase of 6.4 percent. Retail and advertising accounts revenues of $14.9 million in the third quarter of 2013, or 13.5 percent of total revenues, decreased 6.6 percent from $16.0 million in the third quarter of 2012. During the third quarter of 2013, the Company continued to see measured progress in its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, consumer packaged goods clients continue to exercise caution based on economic uncertainties.

Cost of services (excluding depreciation and amortization) was $67.9 million, or 61.3 percent of revenues, in the third quarter of 2013, an increase of $2.0 million, or 3.1 percent, from $65.8 million, or 62.1 percent of revenues, in the third quarter of 2012. The increase in cost of services during the third quarter of 2013 compared to 2012 was mainly due to an increase in labor related expenses.

The Company recorded an operating profit of $5.8 million in the third quarter of 2013 compared to an operating loss of $1.6 million in the third quarter of 2012, an increase of $7.4 million. The operating income percentage was 5.2 percent for the third quarter of 2013, compared to a 1.5 percent operating loss percentage in the third quarter of 2012. The operating income in the current quarter compared to the operating loss in the prior year’s quarter is due primarily to the higher net revenues in the third quarter of 2013 compared to the third quarter of 2012, as well as to reduced business and systems integration expenses, reduced acquisition integration and restructuring expenses and impairment of long-lived assets during the third quarter of 2012 that did not occur in the 2013 period.

Selling, general and administrative expenses (excluding depreciation and amortization) increased $0.1 million, or 0.3 percent, in the third quarter of 2013 to $29.4 million from $29.3 million in the third quarter of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $1.0 million to $2.0 million in the third quarter of 2013 from $3.0 million in the third quarter of 2012, as the Company’s investment in the system build phase is substantially complete. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $0.5 million, from $1.2 million in the third quarter of 2012 to $0.7 million in the third quarter of 2013, due to a reduced level of restructuring activities. The Company recorded a net loss of $0.1 million on foreign exchange exposures in the third quarter of 2013 compared to a net gain of less than $0.1 million on foreign exchange exposures in the third quarter of 2012. No impairment of long-lived assets was recorded in third quarter of 2013. The Company recorded $4.3 million of impairment of long-lived assets in the third quarter of 2012, of which $3.8 million related to customer relationship intangible assets at Company locations being restructured where projected cash flows did not support the carrying value of the assets and $0.5 million related to real estate that was written down to its estimated market value. In addition, during the third quarter of 2012, the Company recorded income of $0.2 million related to multiemployer pension withdrawal actions from prior periods.

Interest expense in the third quarter of 2013 was $1.1 million compared to $0.9 million in the third quarter of 2012, an increase of $0.2 million, or 17.0 percent. The increase in interest expense in the third quarter of 2013 compared to the third quarter of 2012 includes $0.2 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax provision of $1.3 million in the third quarter of 2013 compared to an income tax benefit of $0.2 million in the third quarter of 2012. The effective tax rate was 26.7 percent for the third quarter of 2013 compared to an effective tax rate of 7.4 percent in the third quarter of 2012.

In the third quarter of 2013, the Company recorded income from continuing operations of $3.5 million, or $0.13 per diluted share compared to a loss from continuing operations of $2.3 million, or $0.09 per diluted share in the third quarter of 2012. The increase in profitability, period-over-period, is principally due to the higher net revenue, as well as decreases in business and systems integration expenses and acquisition integration and restructuring expenses as well as impairment of long-lived assets during the third quarter of 2012 that did not occur in the 2013 period.

In the third quarter of 2013, the Company recorded a loss of less than $0.1 million, net of tax, from discontinued operations, compared to $0.1 million of income, net of tax, from discontinued operations in the third quarter of 2012.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the nine-month periods ended September 30, 2013 and September 30, 2012 was $1.2 million and $4.7 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss). See Note 12 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2012 and for the first nine months of 2013, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Nine months ended September 30, 2013	$1.1	$--	$0.1	$--	$1.2
Year ended December 31, 2012	4.3	0.9	0.1	--	5.3
Year ended December 31, 2011	0.7	0.6	--	0.1	1.4
Year ended December 31, 2010	1.1	0.5	--	0.5	2.1
Year ended December 31, 2009	3.4	1.4	1.0	0.4	6.2
Year ended December 31, 2008	5.5	3.6	0.2	0.9	10.2

Cumulative since program inception	$16.1	$7.0	$1.4	$1.9	$26.4

The Company is exploring various additional cost reduction actions that could be taken, particularly in the Americas segment, if revenue does not improve.

Multiemployer pension withdrawal expense

The Company has eight bargaining units in the United States that participate in the GCC/IBT National Pension Plan pursuant to a number of collective bargaining agreements. In December 2012, the Schawk Board of Directors authorized management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the pension plan. The negotiations with the local bargaining units continued during the first nine months of 2013. The decision to exit the plan was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability in the fourth quarter of 2012 for its withdrawal from the pension plan of $31.7 million, which is the present value of the estimated future payments required for withdrawal. The payments are expected to total approximately $41.2 million, payable $2.1 million per year over a 20 year period, with the annual cash payments expected to commence on or about May 1, 2014. These payments were discounted at a risk free rate of 2.54 percent. During the third quarter of 2013, the Company accreted $0.2 million of the present value discount, resulting in an estimated liability balance of $32.3 million at September 30, 2013, of which $1.3 million is included in Accrued expenses and $31.0 million is included in Other long-term liabilities on the Consolidated Balance Sheets as of September 30, 2013. The expense associated with the accretion of the present value discount is reflected in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended:

	Three Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
			$	%
	2013	2012	Change	Change

Net revenues	$110,692	$106,009	$4,683	4.4%

Operating expenses:
Cost of services (excluding depreciation and
amortization)	67,872	65,829	2,043	3.1%
Selling, general and administrative expenses (excluding
depreciation and amortization)	29,448	29,347	101	0.3%
Depreciation and amortization	4,782	4,171	611	14.6%
Business and systems integration expenses	1,992	2,997	(1,005)	(33.5	) %
Acquisition integration and restructuring expenses	674	1,218	(544)	(44.7	) %
Foreign exchange (gain) loss	132	(12)	144	nm
Impairment of long-lived assets	--	4,281	(4,281)	nm
Multiemployer pension withdrawal income	--	(203)	203	nm
Operating income (loss)	5,792	(1,619)	7,411	nm
Operating margin percentage	5.2%	(1.5)%

Other income (expense):
Interest income	108	57	51	89.5%
Interest expense	(1,073)	(917)	(156)	17.0%

Income (loss) from continuing operations before income taxes	4,827	(2,479)	7,306	nm
Income tax provision (benefit)	1,291	(184)	1,475	nm

Effective income tax rate	26.7%	7.4%

Income (loss) from continuing operations	3,536	(2,295)	5,831	nm
Income (loss) from discontinued operations, net of tax	(3)	82	(85)	nm
Net income (loss)	$3,533	$(2,213)	$5,746	nm

Expressed as a percentage of net revenues:
Cost of services	61.3%	62.1%	(80)	bp
Selling, general and administrative expenses	26.6%	27.7%	(110)	bp
Depreciation and amortization	4.3%	3.9%	40	bp
Business and systems integration expenses	1.8%	2.8%	(100)	bp
Foreign exchange loss	0.1%	--%	10	bp
Impairment of long-lived assets	--%	4.0%	(400)	bp
Acquisition integration and restructuring expenses	0.6%	1.1%	(50)	bp
Multiemployer pension withdrawal expense (income)	--%	(0.2)%	20	bp
Operating margin	5.2%	(1.5)%	670	bp

bp = basis points
nm = not meaningful

Net revenues in the third quarter of 2013 were $110.7 million compared to $106.0 million in the third quarter of 2012, an increase of $4.7 million, or 4.4 percent. The revenue increase in the third quarter of 2013 compared to the prior year’s quarter reflects an increase in revenues from the Company’s consumer products packaging accounts partially offset by a decrease in promotional activity from the Company’s advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $1.0 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues increased in all three segments in the third quarter of 2013 compared to the prior year’s quarter. The Americas segment increased by $2.4 million, or 3.0 percent, the Europe segment increased by $2.5 million, or 12.9 percent and the Asia Pacific segment increased by $1.1 million, or 10.5 percent, in each case prior to intersegment revenue elimination.

Consumer products packaging accounts revenues in the third quarter of 2013 were $95.8 million, or 86.5 percent of total revenues, as compared to $90.0 million, or 84.9 percent of total revenues, in the same period of the prior year, representing an increase of 6.4 percent. Retail and advertising accounts revenues of $14.9 million in the third quarter of 2013, or 13.5 percent of total revenues, decreased 6.6 percent from $16.0 million in the third quarter of 2012. During the third quarter of 2013, the Company continued to see measured progress in its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, consumer packaged goods clients continue to exercise caution based on economic uncertainties.

Cost of services (excluding depreciation and amortization) was $67.9 million, or 61.3 percent of revenues, in the third quarter of 2013, an increase of $2.0 million, or 3.1 percent, from $65.8 million, or 62.1 percent of revenues, in the third quarter of 2012. The increase in cost of services during the third quarter of 2013 compared to 2012 was mainly due to an increase in labor related expenses.

The Company recorded an operating profit of $5.8 million in the third quarter of 2013 compared to an operating loss of $1.6 million in the third quarter of 2012, an increase of $7.4 million. The operating income percentage was 5.2 percent for the third quarter of 2013, compared to a 1.5 percent operating loss percentage in the third quarter of 2012. The operating income in the current quarter compared to the operating loss in the prior year’s quarter is due primarily to the higher net revenues in the third quarter of 2013 compared to the third quarter of 2012, as well as to reduced business and systems integration expenses, reduced acquisition integration and restructuring expenses and impairment of long-lived assets during the third quarter of 2012 that did not occur in the 2013 period.

Selling, general and administrative expenses (excluding depreciation and amortization) increased $0.1 million, or 0.3 percent, in the third quarter of 2013 to $29.4 million from $29.3 million in the third quarter of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $1.0 million to $2.0 million in the third quarter of 2013 from $3.0 million in the third quarter of 2012, as the Company’s investment in the system build phase is substantially complete. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $0.5 million, from $1.2 million in the third quarter of 2012 to $0.7 million in the third quarter of 2013, due to a reduced level of restructuring activities. The Company recorded a net loss of $0.1 million on foreign exchange exposures in the third quarter of 2013 compared to a net gain of less than $0.1 million on foreign exchange exposures in the third quarter of 2012. No impairment of long-lived assets was recorded in third quarter of 2013. The Company recorded $4.3 million of impairment of long-lived assets in the third quarter of 2012, of which $3.8 million related to customer relationship intangible assets at Company locations being restructured where projected cash flows did not support the carrying value of the assets and $0.5 million related to real estate that was written down to its estimated market value. In addition, during the third quarter of 2012, the Company recorded income of $0.2 million related to multiemployer pension withdrawal actions from prior periods.

Interest expense in the third quarter of 2013 was $1.1 million compared to $0.9 million in the third quarter of 2012, an increase of $0.2 million, or 17.0 percent. The increase in interest expense in the third quarter of 2013 compared to the third quarter of 2012 includes $0.2 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax provision of $1.3 million in the third quarter of 2013 compared to an income tax benefit of $0.2 million in the third quarter of 2012. The effective tax rate was 26.7 percent for the third quarter of 2013 compared to an effective tax rate of 7.4 percent in the third quarter of 2012.

In the third quarter of 2013, the Company recorded income from continuing operations of $3.5 million, or $0.13 per diluted share compared to a loss from continuing operations of $2.3 million, or $0.09 per diluted share in the third quarter of 2012. The increase in profitability, period-over-period, is principally due to the higher net revenue, as well as decreases in business and systems integration expenses and acquisition integration and restructuring expenses as well as impairment of long-lived assets during the third quarter of 2012 that did not occur in the 2013 period.

In the third quarter of 2013, the Company recorded a loss of less than $0.1 million, net of tax, from discontinued operations, compared to $0.1 million of income, net of tax, from discontinued operations in the third quarter of 2012.

Other Information

Depreciation and amortization expense related to continuing operations was $4.8 million for the third quarter of 2013 as compared to $4.2 million for the same period of 2012.

Capital expenditures in the third quarter of 2013 were $2.6 million compared to $6.2 million in the same period of 2012. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income (Loss) for the nine-month periods ended:

	Nine Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
			$	%
	2013	2012	Change	Change

Net revenues	$328,360	$324,156	$4,204	1.3%

Operating expenses:
Cost of services (excluding depreciation and amortization)	202,547	205,656	(3,109)	(1.5	) %
Selling, general and administrative expenses (excluding depreciation and amortization)	90,214	90,174	40	--%
Depreciation and amortization	13,558	12,971	587	4.5%
Business and systems integration expenses	6,333	10,459	(4,126)	(39.4	) %
Acquisition integration and restructuring expenses	1,228	4,696	(3,468)	(73.9	) %
Foreign exchange loss	624	548	76	13.9%
Impairment of long-lived assets	502	4,281	(3,779)	(88.3	) %
Multiemployer withdrawal expense income	--	(203)	203	nm
Operating income (loss)	13,354	(4,426)	17,780	nm
Operating margin percentage	4.1%	(1.4)%

Other income (expense):
Interest income	155	82	73	89.0%
Interest expense	(3,303)	(2,676)	(627)	23.4%

Income (loss) from continuing operations before income taxes	10,206	(7,020)	17,226	nm
Income tax provision (benefit)	2,744	(1,515)	4,259	nm

Effective income tax rate	26.9%	21.6%

Income (loss) from continuing operations	7,462	(5,505)	12,967	nm
Income (loss) from discontinued operations, net of tax	(6,608)	189	(6,797)	nm
Net income (loss)	$854	$(5,316)	$6,170	nm

Expressed as a percentage of revenues:
Cost of services	61.7	63.4%	(170)	bp
Selling, general and administrative expenses	27.5	27.8%	(30)	bp
Depreciation and amortization	4.1	4.0%	10	bp
Business and systems integration expenses	1.9	3.2%	(130)	bp
Acquisition integration and restructuring expenses	0.4	1.4%	(100)	bp
Impairment of long-lived assets	0.2	1.3%	(110)	bp
Foreign exchange loss	0.2	0.2%	--	bp
Multiemployer pension withdrawal expense (income)	--	(0.1)%	10	bp
Operating margin	4.1	(1.4)%	550	bp

bp = basis points
nm = not meaningful

Net revenues in the first nine months of 2013 were $328.4 million compared to $324.2 million in the first nine months of 2012, an increase of $4.2 million, or 1.3 percent. The revenue increase in the first nine months of 2013 compared to the prior year’s comparable period reflects an increase in revenues from the Company’s consumer products packaging accounts partially offset by a decrease in promotional activity from the Company’s advertising and retail accounts. Revenues in the first nine months of 2013 compared to the comparable prior year period were negatively impacted by changes in foreign currency translation rates of approximately $1.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues increased in the Americas and Asia Pacific segments in the first nine months of 2013 compared to the prior year period, but were offset by a decrease in revenues in the Europe segment. The Americas segment increased by $3.6 million, or 1.5 percent, the Asia Pacific segment increased by $3.7 million, or 12.9 percent and the Europe segment decreased by $1.4 million, or 2.2 percent, in each case prior to intersegment revenue elimination.

Consumer products packaging accounts revenues in the first nine months of 2013 were $285.9 million, or 87.1 percent of total revenues, as compared to $275.3 million, or 84.9 percent of total revenues, in the same period of the prior year, representing an increase of 3.8 percent. Retail and advertising accounts revenues of $42.5 million in the first nine months of 2013, or 12.9 percent of total revenues, decreased 13.0 percent from $48.8 million in the first nine months of 2012. During the first nine months of 2013, the Company continued to see measured progress in its largest client channel, consumer packaged goods accounts, with their continued product and brand innovation activity in the areas of strategy and design. However, consumer packaged goods clients continue to exercise caution based on economic uncertainties.

Cost of services (excluding depreciation and amortization) was $202.5 million, or 61.7 percent of revenues, in the first nine months of 2013, a decrease of $3.1 million, or 1.5 percent, from $205.7 million, or 63.4 percent of revenues, in the first nine months of 2012. The decrease in cost of services during the first nine months of 2013 compared to the first nine months of 2012 was mainly due to a decrease in labor related expenses.

The Company recorded an operating profit of $13.4 million in the first nine months of 2013 compared to an operating loss of $4.4 million in the first nine months of 2012, an increase of $17.8 million. The operating income percentage was 4.1 percent for the first nine months of 2013, compared to a 1.4 percent operating loss percentage in the first nine months of 2012. The change to an operating income in the current period compared to an operating loss in the prior year’s period is due primarily to the higher net revenues and lower cost of services in the first nine months of 2013 compared to the first nine months of 2012, as well as to reduced business and systems integration expenses, reduced acquisition integration and restructuring expenses and lower impairment of long-lived assets.

Selling, general and administrative expenses (excluding depreciation and amortization) was $90.2 million in both the first nine months of 2013 and the first nine months of 2012. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $4.1 million to $6.3 million in the first nine months of 2013 from $10.5 million in the first nine months of 2012, as the Company’s investment in the system build phase is substantially complete. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, decreased by $3.5 million, from $4.7 million in the first nine months of 2012 to $1.2 million in the first nine months of 2013, due to a reduced level of restructuring activities. The Company recorded a net loss of $0.6 million on foreign exchange exposures in the first nine months of 2013 compared to a net loss of $0.5 million on foreign exchange exposures in the first nine months of 2012. In addition, the Company recorded a charge of $0.5 million for impairment of long-lived assets in the first nine months of 2013 primarily for a customer relationship asset in the Americas segment for which projected cash flows did not support the carrying value. The Company recorded $4.3 million of impairment of long-lived assets in the first nine months of 2012, of which $3.8 million related to customer relationship intangible assets at Company locations being restructured where projected cash flows did not support the carrying value of the assets and $0.5 million related to real estate that was written down to its estimated market value. In addition, during the first nine months of 2012, the Company recorded income of $0.2 million related to multiemployer pension withdrawal actions from prior periods.

Interest expense in the first nine months of 2013 was $3.3 million compared to $2.7 million in the first nine months of 2012, an increase of $0.6 million, or 23.4 percent. The increase in interest expense in the first nine months of 2013 compared to the first nine months of 2012 includes $0.6 million of interest related to accretion of the present value discount recorded at year-end 2012 in conjunction with the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax provision of $2.7 million in the first nine months of 2013 compared to an income tax benefit of $1.5 million in the first nine months of 2012. The effective tax rate was 26.9 percent for the first nine months of 2013 compared to an effective tax rate of 21.6 percent in the first nine months of 2012.

In the first nine months of 2013, the Company recorded income from continuing operations of $7.5 million, or $0.28 per diluted share compared to a loss from continuing operations of $5.5 million, or $0.21 per diluted share in the first nine months of 2012. The increase in profitability, period-over-period, is principally due to the higher net revenue and lower cost of services in the first nine months of 2013 compared to the first nine months of 2012, as well as to reduced business and systems integration expenses, reduced acquisition integration and restructuring expenses and lower impairment of long-lived assets.

In the first nine months of 2013, the Company recorded a $6.6 million loss, net of tax, from discontinued operations, or $0.25 per diluted share, compared to $0.2 million of income, net of tax, from discontinued operations in the first nine months of 2012. The loss from discontinued operations in the first nine months of 2013 includes a $6.1 million loss from the sale of assets related to the Company’s large format printing operation.

Other Information

Depreciation and amortization expense related to continuing operations was $13.6 million in the first nine months of 2013, compared to $13.0 million in the first nine months of 2012.

Capital expenditures in the first nine months of 2013 were $9.9 million compared to $17.0 million in the same period of 2012. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

Americas

The following table sets forth Americas segment results for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$82,284	$79,874	$2,410	3.0%
Cost of services	$52,644	$51,147	$1,497	2.9%
Selling, general and administrative expenses	$13,644	$14,309	$(665)	(4.6	) %
Acquisition integration and restructuring expenses	$529	$640	$(111)	(17.3	) %
Impairment of long-lived assets	$--	$2,350	$(2,350)	nm
Foreign exchange (gain) loss	$34	$(39)	$73	nm
Depreciation and amortization	$2,188	$2,199	$(11)	(0.5	) %
Operating income	$13,245	$9,268	$3,977	42.9%
Operating margin	16.1%	11.6%		450	bp
Capital expenditures	$839	$1,656	$(817)	(49.3	) %
Total assets	$330,935	$365,243	$(34,308)	(9.4	) %

nm = not meaningful
bp = basis points

Net revenues in the third quarter of 2013 for the Americas segment were $82.3 million compared to $79.9 million in the same period of the prior year, an increase of $2.4 million or 3.0 percent. The revenue increase in the third quarter of 2013 compared to the prior year’s quarter reflects an increase in revenues from the Company’s consumer packaging accounts partially offset by a decrease in advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services in the third quarter of 2013 was $52.6 million, or 64.0 percent of revenues, compared to $51.1million, or 64.0 percent of revenues, in the same period of the prior year, an increase of $1.5 million or 2.9 percent. The increase in cost of revenues was mainly due to an increase in labor related expenses.

Operating income was $13.2 million or 16.1 percent of revenues, in the third quarter of 2013 compared to $9.3 million, or 11.6 percent of revenues, in the third quarter of 2012, an increase of $4.0 million, or 42.9 percent. The increase in operating income is principally due to the increase in net revenues period-over-period as well as an asset impairment charge in the third quarter of 2012 that did not occur in the 2013 period.

The following table sets forth Americas segment results for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$248,460	$244,855	$3,605	1.5%
Cost of services	$157,606	$160,946	$(3,340)	(2.1	) %
Selling, general and administrative expenses	$41,780	$43,074	$(1,294)	(3.0	) %
Acquisition integration and restructuring expenses	$1,059	$3,835	$(2,776)	(72.4	) %
Impairment of long-lived assets	$466	$2,350	$(1,884)	(80.2	) %
Foreign exchange loss	$--	$11	$(11)	nm
Depreciation and amortization	$6,919	$7,065	$(146)	(2.1	) %
Operating income	$40,630	$27,574	$13,056	47.3%
Operating margin	16.4%	11.3%		510	bp
Capital expenditures	$2,949	$5,342	$(2,393)	(44.8	) %
Total assets	$330,935	$365,243	$(34,308)	(9.4	) %

nm = not meaningful
bp = basis points

Net revenues in the first nine months of 2013 for the Americas segment were $248.5 million compared to $244.9 million in the same period of the prior year, an increase of $3.6 million or 1.5 percent. The revenue increase in the first nine months of 2013 compared to the previous year reflects an increase in revenue from the Company’s consumer product packaging accounts partially offset by a decrease in promotional activity from the Company’s advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of $0.3 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services in the first nine months of 2013 was $157.6 million, or 63.4 percent of revenues, compared to $160.9 million, or 65.7 percent of revenues, in the same period of the prior year, a decrease of $3.3 million or 2.1 percent. The reduction in cost of services was mainly due to a decrease in labor related expenses.

Operating income was $40.6 million or 16.4 percent of revenues, in the first nine months of 2013 compared to $27.6 million, or 11.3 percent of revenues, in the first nine months of 2012, an increase of $13.1 million or 47.3 percent. The increase in operating income is principally due to the increase in net revenues period-over-period, as well as decreases in other operating expenses compared to the previous period.

Europe

The following table sets forth Europe segment results for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,			2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012		$	%

Net revenues	$22,155	$19,617		$2,538	12.9%
Cost of services	$14,095	$12,949		$1,146	8.9%
Selling, general and administrative expenses	$5,250	$5,540		$(290)	(5.2	) %
Acquisition integration and restructuring expenses	$1	$578		$(577)	(99.8	) %
Foreign exchange (gain) loss	$61	$(1)		$62	nm
Impairment of long lived assets	$--	$1,413		$(1,413)	nm
Depreciation and amortization	$689	$796		$(107)	(13.4	) %
Operating income (loss)	$2,059	$(1,658)		$3,717	nm
Operating margin	9.3%	(8.5	) %		1780	bp
Capital expenditures	$544	$528		$16	3.0%
Total assets	$58,274	$57,533		$741	1.3%

nm = not meaningful
bp = basis points

Net revenues in the Europe segment in the third quarter of 2013 were $22.2 million compared to $19.6 million in the same period of the prior year, an increase of $2.5 million or 12.9 percent. The revenue increase in the third quarter of 2013 compared to the previous year reflects an increase in promotional activity from the Company’s consumer product packaging accounts. There was no impact on the revenues from foreign currency translation.

The cost of services was $14.1 million, or 63.6 percent of revenues, in the third quarter of 2013 compared to $12.9 million or 66.0 percent of revenues in the third quarter of 2012, an increase of $1.1 million or 8.9 percent. The increase in cost of services during the third quarter of 2013 compared to 2012 was mainly due to a increase in labor related expenses.

The operating income was $2.1 million, or 9.3 percent of revenues, in the third quarter of 2013 compared to an operating loss of $1.7 million or 8.5 percent of revenues in the third quarter of 2012. The increase in operating income was mainly due to increase in revenue as well as an impairment charge in the third quarter of 2012 that did not repeat in the 2013 period.

The following table sets forth Europe segment results for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$61,811	$63,206	$(1,395)	(2.2	) %
Cost of services	$41,200	$41,105	$95	0.2%
Selling, general and administrative expenses	$16,058	$16,962	$(904)	(5.3	) %
Acquisition integration and restructuring expenses	$66	$838	$(772)	(92.1	) %
Impairment of long lived assets	$--	$1,413	$(1,413)	nm
Foreign exchange loss	$105	$206	$(101)	(49.0	) %
Depreciation and amortization	$1,989	$2,433	$(444)	(18.2	) %
Operating income	$2,393	$249	$2,144	nm
Operating margin	3.9%	0.4%		350	bp
Capital expenditures	$1,916	$1,081	$835	77.2%
Total assets	$58,274	$57,533	$741	1.3%

nm = not meaningful
bp = basis points

Net revenues in the Europe segment in the first nine months of 2013 were $61.8 million compared to $63.2 million in the same period of the prior year, a decrease of $1.4 million or 2.2 percent. New product introductions and packaging changes were slower than anticipated for the first nine months of 2013 as the Company’s European clients continue to exercise caution based on economic uncertainties. Revenues in the first nine months compared to the prior year were negatively impacted by changes in foreign currency translation rates of approximately $0.4 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of services was $41.2 million, or 66.7 percent of revenues, in the third quarter of 2013 compared to $41.1 million or 65.0 percent of revenues in the first nine months of 2012, an increase of $0.1 million or 0.2 percent.

The operating income was $2.4 million, or 3.9 percent of revenues, in the first nine months of 2013 compared to an operating income of $0.2 million or 0.4 percent of revenues in the first nine months of 2012, an increase of $2.1 million. The increase in operating income in the current period compared to the prior year’s period is mainly due to a decrease in operating expenses period-over-period, including an impairment charge in the third quarter of 2012 that did not repeat in the 2013 period.
.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$11,559	$10,457	$1,102	10.5%
Cost of services	$6,439	$5,672	$767	13.5%
Selling, general and administrative expenses	$3,392	$3,625	$(233)	(6.4	) %
Acquisition integration and restructuring expenses	$143	$--	$143	nm
Foreign exchange (gain) loss	$(12)	$68	$(80)	nm
Depreciation and amortization	$348	$424	$(76)	(17.9	) %
Operating income	$1,249	$668	$581	87.0%
Operating margin	10.8%	6.4%		440	bp
Capital expenditures	$217	$692	$(475)	(68.6	) %
Total assets	$25,236	$30,187	$(4,951)	(16.4	) %

nm = not meaningful
bp = basis points

Net revenues in the Asia Pacific segment in the third quarter of 2013 were $11.6 million compared to $10.5 million in the same period of the prior year, an increase of $1.1 million or 10.5 percent, reflecting an increase in promotional activity from the Company’s packaging accounts. Revenues for the third quarter of 2013, as compared to the third quarter of 2012, were negatively impacted by changes in foreign currency translation rates of approximately $0.6 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services was $6.4 million in the third quarter of 2013, or 55.7 percent of revenues, as compared to $5.7 million, or 54.2 percent of revenues, in the third quarter of 2012, an increase of $0.8 million, or 13.5 percent. The increase in cost of services during the third quarter of 2013 compared to 2012 was mainly due to an increase in labor costs reflecting the Company’s expansion of client service offerings.

Operating income was $1.2 million in the third quarter of 2013, or 10.8 percent of revenues, as compared to $0.7 million, or 6.4 percent of revenues, in the third quarter of 2012, an increase of $0.6 million. The increase in operating income in the current period compared to the prior year’s period is due principally to the increase in net revenues.

The following table sets forth Asia Pacific segment results for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		2013 vs. 2012 Increase (Decrease)
(in thousands)	2013	2012	$	%

Net revenues	$32,607	$28,887	$3,720	12.9%
Cost of services	$18,259	$16,397	$1,862	11.4%
Selling, general and administrative expenses	$10,209	$9,468	$741	7.8%
Acquisition integration and restructuring expenses	$102	$22	$80	nm
Impairment of long-lived assets	$36	$--	$36	nm
Foreign exchange (gain) loss	$(44)	$200	$(244)	nm
Depreciation and amortization	$1,072	$1,191	$(119)	(10.0	) %
Operating income	$2,973	$1,609	$1,364	84.8%
Operating margin	9.1%	5.6%		350	bp
Capital expenditures	$631	$1,485	$(854)	(57.5	) %
Total assets	$25,236	$30,187	$(4,951)	(16.4	) %

nm = not meaningful
bp = basis points

Net revenues in the Asia Pacific segment in the first nine months of 2013 were $32.6 million compared to $28.9 million in the same period of the prior year, an increase of $3.7 million or 12.9 percent, reflecting an increase in promotional activity from the Company’s packaging accounts. Revenues for the first nine months of 2013, as compared to the prior year, were negatively impacted by changes in foreign currency translation rates of approximately $0.9 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services was $18.3 million in the first nine months of 2013, or 56.0 percent of revenues, as compared to $16.4 million, or 56.8 percent of revenues, in the first nine months of 2012, an increase of $1.9 million, or 11.4 percent. The increase in cost of services during the first nine months of 2013 compared to 2012 was mainly due to an increase in labor costs reflecting the Company’s expansion of client service offerings.

Operating income was $3.0 million in the first nine months of 2013, or 9.1 percent of revenues, as compared to $1.6 million, or 5.6 percent of revenues, in the first nine months of 2012, an increase of $1.4 million. The increase in operating income in the current period compared to the prior year’s period is due principally to the increase in net revenues.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at September 30, 2013 was $70.4 million compared to $83.0 million at December 31, 2012.

As of September 30, 2013, the Company had $5.1 million in consolidated cash and cash equivalents, compared to $9.7 million at December 31, 2012. The decrease in cash and cash equivalents at September 30, 2013 compared to December 31, 2012 reflects the Company’s efforts to use cash on hand to pay down its revolving credit facility.

Cash provided by operating activities. Cash provided by operating activities was $13.6 million in the first nine months of 2013 compared to cash provided by operating activities of $19.7 million in the first nine months of 2012. The cash provided by operating activities in the 2013 period compared to the 2012 period reflects a $0.9 million net income in the first nine months of 2013 compared to a net loss of $5.3 million for the first nine months of 2012. The cash provided from operations in the 2013 period compared to the 2012 period also reflects less favorable changes in the operating assets and liabilities in the first nine months of 2013 compared to the first nine months of 2012. The period-over-period change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to an increase in trade accounts receivable of $7.4 million in the 2013 period compared to an increase in cash provided by operating activities attributable to a decrease in trade accounts receivable of $6.6 million in the 2012 period, and includes a decrease in cash provided by operating activities attributable to a decrease in trade accounts payable, accrued expenses and other liabilities of $4.7 million in the first nine months of 2013 compared to a decrease in trade accounts payable, accrued expenses and other liabilities of $3.2 million in the first nine months of 2013.

Depreciation and intangible asset amortization expense in the first nine months of 2013 was $11.1 million and $3.1 million, respectively, as compared to $10.0 million and $4.1 million, respectively, in the first nine months of 2012.

Cash used in investing activities. Cash used in investing activities was $1.3 million in the first nine months of 2013 compared to $17.0 million used in investing activities during the comparable 2012 period. Capital expenditures were $9.9 million in the first nine months of 2013 compared to $17.0 million in the first nine months of 2012. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually. Partially offsetting the cash used in investing activities related to capital expenditures during the first nine months of 2013 was $8.2 million received from the sale of the Company’s large format printing operation during the third quarter.

Cash used in financing activities. Cash used in financing activities in the first nine months of 2013 was $17.5 million compared to cash used in financing activities of $6.1 million during the first nine months of 2012. The cash used in financing activities in the 2013 period reflects $12.4 million of net payments of debt compared to $0.8 million of net payments of debt during the comparable period of 2012. The Company received proceeds of $1.2 million from the issuance of common stock during the first nine months of 2013 compared to $1.7 million during the first nine months of 2012. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. During the first nine months of 2012, the Company paid $0.9 million for deferred financing fees related to its January 2012 credit facility refinancing and note purchase agreement amendments. Dividend payments on common stock at $0.08 per share quarterly were $6.3 million for the first nine months of 2013 compared to $6.2 million for the first nine months of 2012. Subject to a declaration at the discretion of the Board of Directors, the Company expects to pay a quarterly dividend of $0.08 per share in the fourth quarter of 2013.

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

At September 30, 2013, there was $35.5 million outstanding under the LIBOR portion of the U.S. facility at an interest rate of approximately 2.14 percent. At the Company’s option, loans under the facility can bear interest at prime plus 1.5 percent. At September 30, 2013, there was $3.6 million of prime rate borrowing outstanding at an interest rate of 4.25 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At September 30, 2013, there was $1.5 million outstanding under bankers’ acceptance agreements at an interest rate of approximately 3.30 percent and $0.2 million outstanding under prime rate borrowings at an interest rate of approximately 4.00 percent. The Company’s UK subsidiary borrowed under the revolving credit facility in the form of LIBOR Sterling loans. At September 30, 2013, there was $0.8 million outstanding under LIBOR Sterling loans at an interest rate of approximately 2.48 percent. The Company’s Luxembourg subsidiary borrowed under the credit facility in the form of Euro LIBOR loans. At September 30, 2013, there was $0.4 million outstanding under the Euro LIBOR loans at an interest rate of approximately 2.06 percent.

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

Senior Notes

In 2003 and 2005, the Company entered into two private placements of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior notes that were outstanding at September 30, 2013 bear interest at rates from 8.90 percent to 8.98 percent. The remaining aggregate balance of the notes, $3.1 million is included in Current portion of long-term debt on the September 30, 2013 Consolidated Balance Sheets.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at September 30, 2013. In connection with its compliance with the covenant obligations as of December 31, 2012, the Company received a consent from its lender group to make a partial or complete withdrawal from the GCC/IBT National Pension Plan, and in connection with such withdrawal the Company recorded, as of December 31, 2012, a withdrawal liability with an estimated present value of $31.7 million. The lender group agreed to waive any event of default under the credit agreement that might occur as a result of such withdrawal and the incurrence of such withdrawal liability and acknowledged that the withdrawal liability incurred by the Company will not constitute indebtedness. See Note 15 – Multiemployer Pension Plans for more information regarding the withdrawal liability.

Other Debt Arrangements

In October 2011, the Company financed a $0.6 million three-year equipment and software maintenance agreement effective through November 2014. The payments are due in annual installments ending in December 2013. The total balance outstanding for the equipment and software maintenance fees at September 30, 2013 is $0.2 million and is included in Current portion of long-term debt.

In July 2013, the Company’s Belgium subsidiary entered into a financing arrangement for the purchase of production equipment in the amount of $0.1 million, with monthly payments over a three year period ending in June 2016. The balance outstanding at September 30, 2013 is $0.1 million, of which less than $0.1 million is included in Current portion of long-term debt and less than $0.1 million is included in Long-term debt.

Off-balance sheet arrangements and contractual obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of September 30, 2013 from those reported in the Company’s Form 10-K for the year ended December 31, 2012.

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

Based on their evaluation as of September 30, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during 2012. In addition, during the second half of 2012 and the first nine months of 2013, the Company implemented job production and invoicing modules at certain of the Company’s locations. During the remainder of 2013 and in 2014, additional phases of the ERP system are anticipated to be implemented, including the job production and invoicing modules at the remainder of the Company’s locations. As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during either the nine-month period ended September 30, 2013 or the nine-month period ended September 30, 2012. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. During the nine-month periods ended September 30, 2013 and September 30, 2012, 4,333 and 4,391 shares, respectively, of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises. The Company records the receipt of common stock in payment for stock options exercised as a reduction of common stock issued and outstanding. During the nine-month period ended September 30, 2013, certain officers of the Company tendered 39,739 shares of Schawk Inc. common stock to the Company in satisfaction of tax liabilities associated with retirement-age vesting provisions of their restricted stock awards. The shares tendered had a market value of $0.5 million based on a $13.38 per share closing price on the date the shares were tendered. The receipt of the shares was recorded by the Company as an addition to Treasury Stock and a reduction of a receivable from the Company officers.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements.

* Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2013.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller