Form 10-K/A
period 2013-12-31
SCHAWK INC
filed 2014-04-30
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09335

SCHAWK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	66-0323724 (I.R.S. Employer Identification No.)
1695 South River Road Des Plaines, Illinois (Address of principal executive office)	60018 (Zip Code)

847-827-9494
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Class A Common Stock, $0.008 par value	Name of Exchange on Which Registered New York Stock Exchange

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

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

EXPLANATORY NOTE

Schawk, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) to include certain information required to be contained in Part III, Items 10, 11, 12, 13 and 14, of Form 10-K (the “Part III Information”).  In its 2013 Annual Report, the Company disclosed that the Part III Information would be incorporated by reference to its proxy statement for its 2014 annual meeting of stockholders.  However, as announced March 17, 2014, the Company has entered into a definitive merger agreement with Matthews International Corporation (“Matthews”) pursuant to which Matthews will acquire the Company.  As a result, the Company does not intend to file a definitive proxy statement for a 2014 annual meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2013.  Accordingly, the Company is filing this Amendment to include the Part III Information in the 2013 Annual Report and to permit such information to be incorporated by reference, as applicable, into the registration statement on Form S-4 (and proxy statement/prospectus forming part thereof) related to the merger to be filed by Matthews with the Securities and Exchange Commission.  This Amendment contains only information required by Part III of Form 10-K, and the Company is not amending or supplementing any other information in its previously filed 2013 Annual Report.

i

Page

ii

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below is a biographical statement for each member of the Board of Directors of the Company.

Clarence W. Schawk, 88, has been Chairman of the Board of the Company since September 1992, when he was also appointed to the Executive Committee.  He served as Chief Executive Officer of Filtertek Inc., the Company’s predecessor (“Filtertek”), from September 1992 until February 1993.  Clarence W. Schawk also served as Chairman of the Board of the corporation previously known as Schawk, Inc. (“Old Schawk”) from 1953 until the merger (the “Merger”) of Old Schawk and affiliated companies into Filtertek in 1994 and served as Chief Executive Officer until June 1994.  He is the father of David A. Schawk, President and Chief Executive Officer of the Company.  Clarence W. Schawk previously served as President and a Director of the International Prepress Association.  Mr. Schawk also served as a Director of Old Schawk until the Merger.  Mr. Schawk’s qualifications to serve on the Board of Directors include his significant history with and commitment to the Company and his extensive experience in and knowledge of the Company’s industry, which provides the Board with a unique insight into the Company and its business.  Mr. Schawk also is a member of the Schawk family, which holds a controlling interest in the Company’s common stock.

David A. Schawk, 58, was appointed Chief Executive Officer and President in February 1993, and following the appointment of Eric N. Ashworth as President in July 2012, currently serves as Chief Executive Officer.  He served as Chief Operating Officer of the Company from September 1992 through February 2004.  He was appointed to the Board of Directors in September 1992 and currently serves on its Executive Committee.  Mr. Schawk served as the President of Old Schawk from 1987 until the Merger and is the son of Clarence W. Schawk.  David A. Schawk currently serves as a Director of the International Prepress Association.  Mr. Schawk also served as a Director of Old Schawk until the Merger.  Mr. Schawk’s qualifications to serve on the Board of Directors include his experience with the Company, as Chief Executive Officer and in prior positions with the Company, and his extensive knowledge of the Company’s industry.  This experience and knowledge adds critical perspective to all aspects of the Board’s decision-making, including in areas of strategy, operations and finance.  Mr. Schawk also is a member of the Schawk family, which holds a controlling interest in the Company’s common stock.

A. Alex Sarkisian, Esq., 62, has served as Senior Executive Vice President, Client Development, since July 2012.  He previously served as Chief Operating Officer from March 2004 until July 2012 and was appointed Executive Vice President in 1994.  Mr. Sarkisian has served on the Company’s Board of Directors and as Corporate Secretary since September 1992.  Mr. Sarkisian was the Executive Vice President and Secretary of Old Schawk from 1988 and 1986, respectively, until the Merger.  Mr. Sarkisian also served as a Director of Old Schawk until the Merger.  He is a member of the Executive Committee.  Mr. Sarkisian’s qualifications to serve on our Board of Directors include his experience with the Company, as Senior Executive Officer and as Chief Operating Officer and in other prior positions with the Company, and his extensive knowledge of the Company’s industry.  Mr. Sarkisian’s experience and skills provide the Board with first-hand knowledge and insight regarding the Company’s operations and client-base as well as developments in the Company’s and its clients’ industries that have an impact on Board oversight and decision-making.

John T. McEnroe, Esq., 62, has been a shareholder with the law firm of Vedder Price P.C., counsel to the Company, since May 1992.  Prior to this position, he was a partner with the law firm of Keck, Mahin & Cate where he practiced from 1976 to 1992.  Mr. McEnroe was appointed a Director of the Company in September 1992 and is a member of the Executive and Option/Compensation

Committees.  Mr. McEnroe’s service to the Company as its principal outside counsel facilitates bringing to the Board’s attention key legal and business issues as the Board fulfills its duties, including its risk oversight responsibilities, and provides the Board with opportunities to receive current legal perspectives in the course of its deliberations on and oversight of the Company’s affairs.

Hollis W. Rademacher, 78, was appointed a Director of the Company in 1994 and is a member of the Executive and Option/Compensation Committees and serves as Chairman of the Audit Committee.  He held various positions with Continental Bank, N.A., Chicago, Illinois, from 1957 to 1993 and was Chief Financial Officer of Continental Bank Corporation, Chicago, Illinois, from 1988 to 1993.  Mr. Rademacher is currently self-employed in the fields of consulting and investments in Chicago, Illinois, and serves on the boards of several privately held companies.  Mr. Rademacher served as a director of Wintrust Financial Corporation (NasdaqGS: WTFC) from 1996 until May 2012 and continues to serve as Managing Director, Credit Policy, and as a director of a number of its subsidiaries.  Mr. Rademacher’s 18 years of experience as a director of the Company, his service as Chairman of the Audit Committee, and the resultant knowledge he has obtained of the Company’s industry, along with his prior experience as chief financial officer at a publicly held company and his service on the boards of directors of other publicly held firms brings a depth of experience and financial and accounting skills to the Board as well as to the Audit Committee.

Leonard S. Caronia, 62, was appointed a Director of the Company in October 2000 and is a member of the Option/Compensation Committee.  Mr. Caronia served as an Executive Director and Chairman of the Financial Institutions Group at Macquarie Capital from November 2009 until his retirement from Macquarie Capital in January 2014.  He joined Marquarie Capital following Macquarie Group’s acquisition of Fox-Pitt Kelton Cochran Caronia Waller, an investment banking firm for which he served as Chairman.  Mr. Caronia was a co-founder and Managing Director of Cochran Caronia Waller prior to its merger with Fox-Pitt, Kelton in September 2007.  Prior to forming his company in 1997, Mr. Caronia served as Managing Director of Coopers & Lybrand Securities, LLC.  Prior to that, Mr. Caronia was employed at First Chicago Corporation from 1980 until 1993 and was Corporate Senior Vice President and Head of Investment Banking.  Mr. Caronia is a Chartered Financial Analyst.  Mr. Caronia’s skills acquired as an advisor for many years to firms across various industries provides the Board with knowledge unique to other members of the Board, particularly in the areas of strategic initiatives and acquisitions.

Michael G. O’Rourke, 45, was appointed a Director in February 2007 and is a member of the Audit Committee.  Mr. O’Rourke currently serves as President and Chief Executive Officer of Signature Bank located in Chicago, Illinois.  He previously served as Executive Vice President and Manager of Commercial Lending and Commercial Real Estate at Associated Bank Chicago from 2001 until 2005, when he left to organize Signature Bank.  Mr. O’Rourke has a strong background working with entrepreneurial companies as a commercial lender and as the founder and president of a bank start-up in Illinois and accordingly brings perspectives gleaned from his particular experiences in those roles as well as his financial expertise to bear on Board duties and deliberation.

Stanley N. Logan, 59, was appointed a Director in November 2007 and is a member of the Audit Committee.  Mr. Logan served as a partner and Chief Operating Officer of Sikich LLP, a leading accounting and advisory firm, from February 2012 to November 2013.  Previously, Mr. Logan served as a managing director for LECG Corporation (NasdaqGS: XPRT), responsible for the Chicago and Asia/Pacific regions, from February 2010 to March 2011.  Prior to joining LECG, Mr. Logan served as a vice president of Huron Consulting Group (NasdaqGS: HURON) and headed Huron’s Western Region and Japan.  Prior to joining Huron, Mr. Logan was managing partner of KPMG’s Chicago office.  He also served as National Sector Leader for Consumer Products at KPMG.  Before joining KPMG in 2002, Mr. Logan held a number of significant client and leadership positions at Arthur Andersen in Chicago.  He has held audit and nonaudit lead partner roles with large corporations in the consumer, retail and industrial spaces throughout his career at both KPMG and Arthur Andersen.  Mr. Logan also has served as a director of Accretive Health, Inc. since April 2011, and serves as Chairman of its Audit Committee.  With over 30 years in the consulting and public accounting professions, Mr. Logan has financial and accounting expertise and experience in global-account related matters, which provides a valuable perspective to the Board as the Company’s business continues to expand globally.

Patrick J. O’Brien, 55, was appointed a Director in August 2012 and is a member of the Option/Compensation Committee.  He currently serves as chief executive officer of Paris Presents Incorporated, a personal care company.  From 2007 to 2010, Mr. O’Brien served as president of developed markets of SC Johnson, the global manufacturer of household products.  Mr. O’Brien served as president of SC Johnson—Europe, Africa and Middle East, from 2003 to 2007, and served as president and chief operating officer of Johnson Outdoors, Inc. from 1999 to 2003.  He currently serves as chairman of the board and is a co-founder of Patina Solutions Group, Inc., an executive-level temporary staffing firm, and is a member of the board of directors of Paris Presents Incorporated.  Mr. O’Brien holds undergraduate and graduate business degrees from the University of Wisconsin–Madison.  Mr. O’Brien provides the Company with broad-based insight into achieving global growth from the perspective of a consumer products company leader.  The depth of his experience coupled with his knowledge of consumer product company practices and trends brings value to the Board in connection with its oversight responsibilities.

The following is a brief biographical statement of Eric N. Ashworth, the President of the Company, and Timothy J. Cunningham, the Chief Financial Officer of the Company:

Eric N. Ashworth, 48, was appointed President of the Company in July 2012.  Prior to his appointment as President, Mr. Ashworth had been serving as the Company’s Chief Strategy Officer since 2009, and prior to that, the chief strategy officer for Anthem Worldwide.  Mr. Ashworth was founding partner and president of BlueMint Associates, a branding and design agency acquired by the Company in 2003.  Earlier in his career, Mr. Ashworth served as chief marketing officer for Fitch Worldwide, and served in brand leadership roles at Colgate-Palmolive, The Clorox Company and Levi Strauss & Co.  Mr. Ashworth holds a BS from San Francisco State University and a MBA from the University of San Francisco.

Timothy J. Cunningham, 60, was appointed Executive Vice President and Chief Financial Officer of the Company in September 2008.  Mr. Cunningham joined the Company in March 2008 as an advisor to the Chief Executive Officer, was appointed Vice President, Finance in April 2008, and served as the Company’s Interim Chief Financial Officer and Chief Accounting Officer from June 2008 until September 2008.  He previously served as chief financial officer of Pregis Corporation, a packaging solutions company, from May 2006 until September 2007, and in a transitional role with Pregis until December 2007.  Prior to joining Pregis, Mr. Cunningham served as the interim chief financial officer of a $1.4 billion division of a $12 billion food company from February 2005 to April 2006.  From November 1999 through January 2005, he was with eLoyalty Corporation, an enterprise customer relationship management services and solutions company, serving most recently as vice president and chief financial officer.  Mr. Cunningham formerly was a partner with Tatum LLC, a consulting and executive services firm, from February 2005 until April 2006 and from January 2008 until September 2008.  He is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society, and has a BBA in Accountancy from the University of Notre Dame and a Master of Business Management from Northwestern University, Kellogg Graduate School of Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires directors, certain officers and certain other owners to periodically file notices of changes in beneficial ownership of the Company’s common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, during 2013 all required reports of beneficial ownership were timely submitted.

CORPORATE GOVERNANCE

Director Independence

The Board of Directors is responsible for the overall affairs of the Company.  The Board of Directors of the Company has determined that Hollis W. Rademacher, Michael G. O’Rourke, Stanley N. Logan and Patrick J. O’Brien are “independent directors,” as none of these directors has a material relationship with the Company (either directly as a partner, stockholder or officer of an organization that has a relationship with the Company).  In making independence determinations, the Board of Directors applied the standards set forth in Rule 303A.02(b) of the New York Stock Exchange Listed Company Manual and those set forth in the Company’s Corporate Governance Guidelines, a copy of which is available on the Company’s website at www.schawk.com.  The remaining members of the Board of Directors are not considered independent.

In assessing independence, each director’s background is reviewed for any possible material affiliations with, or any compensation received (other than compensation for service on the Company’s Board of Directors or committees thereof) from, the Company, including those affiliations described under “Transactions with Related Persons” in this amended Annual Report on Form 10-K.  In addition, in assessing the independence of Mr. O’Rourke, the Board considered the equity investments made by certain members of the Company’s executive management in Signature Bank, for which Mr. O’Rourke serves as chief executive officer, and in assessing the independence of Mr. Rademacher, was aware that North Shore Community Bank & Trust Company, a subsidiary of Wintrust Financial Corporation on whose board of directors Mr. Rademacher serves, is part of the syndicate of lenders under the Company’s current revolving credit facility.  Each of the independent directors are “independent” for purposes of the New York Stock Exchange listing standards and the Company’s Corporate Governance Guidelines because, during the past three years, no independent director (or any member of an independent director’s immediate family) has:

•	been employed by the Company or any subsidiary;

•
accepted direct compensation from the Company or any subsidiary in excess of $120,000 during any of the last three fiscal years, or plans to accept such payments in the current fiscal year (other than compensation for board or committee service and pension or other forms of deferred compensation for prior service);

•	been affiliated with or employed by an auditor (present or former) of the Company or an affiliate of the Company;

•	been employed as an executive officer of another entity where at any time during the past three years any of the Company’s executive officers served on that entity’s compensation committee; or

•
been employed as an executive officer of an entity (including charitable organizations) that made payments to, or received payments from, the Company for property or services in the current or any of the past three fiscal years that exceed the greater of $1 million or 2% of such other entity’s consolidated gross revenues for that year.

The Company is a “controlled company,” as defined by the NYSE listing standards, as more than 50% of the voting power of the Company’s common stock is held by members of the Schawk family and in trusts for the benefit of Schawk family members. As a result, the Company is exempt from certain requirements of the listing standards, including the requirement to maintain a majority of independent directors on the Company’s Board of Directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors.

Committees

The principal committees of the Board of Directors currently consist of an Audit Committee, an Option/Compensation Committee, an Executive Committee and a Special Committee, whose members are directors appointed by the Board of Directors.  The Board of Directors has determined that because it is a controlled company, it is not necessary to have a standing Nominating Committee and the entire Board of Directors acts in this capacity.

Audit Committee.  Hollis W. Rademacher, Stanley N. Logan and Michael G. O’Rourke currently serve as members of the Audit Committee.  The Audit Committee, which operates under a written charter, recommends the selection of the Company’s independent public accountants, reviews and approves their fee arrangements, examines their detailed findings and reviews areas of possible conflicts of interest and sensitive payments.  The Board of Directors has adopted a written charter for the Audit Committee that outlines the responsibilities and processes of the Audit Committee, a copy of which is available on the Company’s website at www.schawk.com.  The Board of Directors has determined that the members of the Audit Committee are “independent” directors as such term is defined in the NYSE’s listing standards, as currently in effect, and each member meets the Securities and Exchange Commission’s heightened independence requirements for audit committee members.  Mr. Rademacher and Mr. Logan also are “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).  The designation of an “audit committee financial expert” does not impose on Mr. Rademacher or Mr. Logan any duties, obligations or liability greater than those that are generally imposed on them as members of the Audit Committee and of the Board of Directors.

Option/Compensation Committee.  The Option/Compensation Committee members are Patrick J. O’Brien, Hollis W. Rademacher, John T. McEnroe and Leonard S. Caronia.  The Option/Compensation Committee is responsible for reviewing and recommending the compensation of the Company’s executive officers, including the Chief Executive Officer, and reviewing and recommending director compensation.  The Option/Compensation Committee evaluates the performance of key personnel and makes incentive awards in the form of equity grants and cash-based long-term incentive awards under the Company’s incentive plan.  The Compensation Committee also advises and assists management in formulating policies regarding compensation and submits its Compensation Discussion and Analysis included elsewhere in this amended Annual Report on Form 10-K.  The Compensation Committee currently does not operate under a written charter.

Executive Committee. The present members of the Executive Committee are: Clarence W. Schawk, David A. Schawk, A. Alex Sarkisian, John T. McEnroe and Hollis W. Rademacher. The Executive Committee is authorized to act on behalf of the Board of Directors in the management of the business and the affairs of the Company as may be necessary or advisable from time to time.

Special Committee. In connection with the evaluation of potential business combination transactions, the Board formed a committee of independent directors in November 2013. The members of the special committee consist of Messrs. Rademacher (Chair), Logan, O’Rourke and O’Brien.

Director Compensation

Each non-executive member of the Board (except for Mr. McEnroe) is entitled to receive an annual retainer of $20,000, a fee of $1,150 for attendance at each board meeting and a fee of $600 for attendance at each meeting of a committee of the Board on which such director serves, other than with respect to the Special Committee.  Pursuant to a fee structure established in January 2014, members of the Special Committee were paid a one-time retainer of $25,000 ($30,000 for Mr. Rademacher, the Special Committee chairman) and a fee of $1,000 for attendance at each meeting of the Special Committee.  All directors are also reimbursed for ordinary and necessary expenses incurred in attending Board or committee meetings.

The Company’s Outside Directors’ Plan provides that each “outside director” (defined in the Outside Directors’ Plan as any director who is not a compensated employee of the Company) receive a nonqualified stock option to purchase 2,500 shares of Company common stock following his or her election, appointment and any subsequent reelection to the Board of Directors.  Such options are granted 30 days after the date the director is elected, appointed or re-elected and are granted at an exercise price equal to the fair value of the Company’s common stock on the date of the grant.  Only the number of shares specified by the formula under the Outside Directors’ Plan is eligible for grant under the Outside Directors’ Plan.  The options granted to the outside directors are exercisable for a term of 10 years from the date of grant and vest in one-third increments on the date of grant and on the first and second anniversaries of the date of grant.

The following table sets forth information regarding the fees earned by the Company’s directors in 2013 (other than directors who are also named executive officers) and option expense incurred by the Company in connection with their service as directors during 2013.

Name	Fees earned or paid in cash(1) ($)		Option Awards(2) ($)	Total ($)
Clarence W. Schawk	—	(3)	—	—
John T. McEnroe	—		12,350	12,350
Hollis W. Rademacher	64,600		12,350	76,950
Leonard S. Caronia	25,800		12,350	38,150
Michael G. O’Rourke	58,400		12,350	70,750
Stanley N. Logan	58,400		12,350	70,750
Patrick J. O’Brien	54,800		12,350	67,150

(1)
The total fees reflected in this column also include, where applicable, the Special Committee retainer and meeting fees earned (but not paid) in 2013 based on the fee structure established in 2014 as described above.

(2)
Represents the total grant date fair value of option awards computed in accordance with FASB ASC Topic 718.  The following table shows the aggregate number of option awards outstanding to the directors shown above as of December 31, 2013:

Name	Outstanding Option Awards
Clarence W. Schawk	—
John T. McEnroe	35,000
Hollis W. Rademacher	35,000
Leonard S. Caronia	35,000

Name	Outstanding Option Awards
Michael G. O’Rourke	25,000
Stanley N. Logan	13,351
Patrick J. O’Brien	5,000

(3)	Does not include amounts Mr. Schawk received pursuant to an employment agreement in effect with the Company during 2013. See “Executive Compensation-Employment Agreements.”

Code of Ethics; NYSE Matters

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

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Objectives of the Company’s Compensation Program.  The Company’s compensation program seeks to enhance the profitability of the Company, and thus stockholder value, by aligning the financial interests of the Company’s senior executive officers with those of its stockholders.  It is designed to reward superior performance by linking a significant portion of each senior executive officer’s compensation to the achievement of the Company’s financial and performance goals.  In addition to these goals, the Company’s compensation program seeks to attract and retain highly qualified senior officers and other key employees.

2013 Named Executive Officers.  The 2013 “named executive officers” whose compensation is discussed in this Compensation Discussion and Analysis and disclosed elsewhere in this report consist of the following executive officers:  David A. Schawk, Chief Executive Officer; Eric N. Ashworth, President; A. Alex Sarkisian, Senior Executive Vice President; and Timothy J. Cunningham, Executive Vice President and Chief Financial Officer.

Summary Overview of 2013 Executive Compensation.  Compensation for the named executive officers for 2013 generally reflected an emphasis on maintaining compensation near 2012 levels, which was driven by, among other things, considerations concerning the Company’s 2012 performance.  In particular, the 2013 base salary and target annual incentive award opportunities for the named executive officers remained at 2012 levels, while the value of the 2013 target long-term incentive (“LTI”) award opportunity for most of the named executive officers decreased in comparison to 2012 levels.  Other areas of compensation outside of these principal elements of compensation were maintained at levels consistent with 2012, other than with respect to Mr. Ashworth, who received additional compensation in the form of continued housing-cost reimbursements as further described below.

2014 Compensation Actions; Merger Agreement with Matthews. In light of the pending merger with Matthews, the Option/Compensation Committee of the Board of Directors of the Company (referred to in this discussion as the “Committee”) has not taken any action with respect to approving or adjusting the principal elements of 2014 compensation for the named executive officers, other than a base salary increase for Mr. Cunningham. In particular, no annual incentive awards or LTI awards have been granted for 2014.  Additionally, under the terms of the merger agreement entered into with Matthews, the Company is restricted in its ability to increase compensation and benefits to its directors, officers and other employees except for increases in the ordinary course of business consistent with past practice in the compensation of employees who are not officers.

As a result of the Company’s entry into the merger agreement with Matthews and Matthews’ entry into voting agreements with certain stockholders of the Company, all outstanding equity awards, including those held by the named executive officers, became subject to accelerated vesting (or pro-rated accelerated vesting) or settlement. Under the terms of the merger agreement, all outstanding awards of stock options, restricted stock units and stock-settled appreciation rights were cancelled in exchange for cash based on the per-share consideration to be paid to Company stockholders in the merger.  Additionally, outstanding long-term cash incentive awards became payable in an amount determined in accordance with the terms of the awards.

Overview of the Compensation Program

The Committee has the responsibility for establishing, granting awards under, and monitoring the compensation and benefit programs of the Company and ensuring adherence with the Company’s executive compensation objectives.  The Committee has the authority to review, determine and, at its discretion, adjust the annual compensation, including base salary and annual incentive awards, for the named executive officers of the Company.  The Committee also has the authority to make grants of long-term incentive awards to the named executive officers under the Company’s incentive plan.

In performing its duties and determining compensation for the senior officers, including the named executive officers, the Committee considers the recommendations and input of management, including the Company’s Chief Executive Officer, President, Senior Executive Vice President, Chief Financial Officer and Senior Vice President, Global Human Resources, with respect to the Company’s executive compensation program and arrangements.  These officers are involved in the compensation process by recommending general compensation arrangements and components, providing input on materials to be presented to the Committee, evaluating employee performance and recommending business goals to serve as a basis for the Company’s performance-based compensation.  In particular, the Company’s Chief Executive Officer assists with evaluating senior officer performance and provides background regarding the Company’s business and strategic goals that have a bearing on the Committee’s compensation decisions, although he did not attend any meetings of the Committee during 2013.

For 2013, the Company engaged Aon Hewitt as a third-party compensation consultant to assist with reviewing the market competitiveness of the Company’s executive compensation arrangements and helping management structure or design awards consistent with management-developed recommendations to the Committee.  Aon Hewitt also provided services associated with benefit and incentive program design changes impacting Company employees generally.  While Aon Hewitt is retained by the Company, representatives of Aon Hewitt do attend Committee meetings if requested, and a representative of Aon Hewitt attended one Committee meeting during 2013.  With respect to any advice provided to the Committee by Aon Hewitt, the Company received information from Aon Hewitt addressing the minimum factors relevant under Securities and Exchange Commission rules in assessing whether Aon Hewitt’s work has raised any actual conflicts of interest. After considering the information and statements provided by Aon Hewitt, as well as Aon Hewitt’s role and engagement and other information obtained from Committee members, no actual conflicts of interest with respect to any advice provided to the Committee by Aon Hewitt were identified.

Compensation Surveys

The Committee typically seeks to establish compensation levels of its senior executive officers, in the aggregate and for each principal component of compensation, near the median compensation of senior executives of comparable companies comprising a survey group.  The Committee believes that establishing target compensation near these median levels allows the Company to remain competitive in recruiting and retaining talent while still providing an effective link between compensation and achievement of the Company’s financial and performance goals.  While the Committee considers market data in establishing compensation, it may exercise discretion to vary compensation levels in consideration of additional factors, as noted below.

2013 Survey Data.  In establishing 2013 target compensation and for purposes of determining market-competitive data for the roles of the named executive officers, the Committee referred to the same primary peer group of 15 publicly traded companies (the “Survey Group”) that had been used in 2012.  Consistent with the Company’s historical practice of updating the market survey analysis on a biennial or less frequent basis, the financial and compensation data underlying the Survey Group, which had not been updated in 2012, was updated by Aon Hewitt for 2013.  The companies comprising the Survey Group had median 2011 annual revenues of approximately $634 million (as compared to the Company’s 2012 revenues of approximately $461 million) in industries that share certain characteristics with the Company’s business, such as business and professional services, commercial printing solutions, marketing and consulting.  A list of the companies comprising the Survey Group appears below.

ARC Document Solutions, Inc.	Lamar Advertising Company
Consolidated Graphics, Inc.	MDC Partners Inc.
Digital Generation, Inc.	Multi-Color Corporation
Exponent, Inc.	The Advisory Board Company
Harte-Hanks, Inc.	The Corporate Executive Board Company
Huron Consulting Group Inc.	ValueClick, Inc.
ICF International, Inc.	Viad Corp
InnerWorkings, Inc.

For each of the named executive officers, the principal components of compensation—base salary, target annual incentive, target total cash compensation (base salary plus target annual incentives), long-term incentives, and target total direct compensation (target total cash compensation plus long-term incentives)—were compared against elements of compensation paid to similarly positioned officers of companies within the Survey Group.  Only aggregate data (i.e., 25th, 50th and 75th percentile statistics) rather than data specific to any individual company from the Survey Group was provided.

The Survey Group provides the Committee with a general understanding of market compensation practices rather than a formula for establishing specific pay levels.  In determining compensation, the Committee also may take into account other factors, such as recent individual and Company performance, the weighting of each component of compensation, the compensation history of the executive and pay equity, as well as management’s recommendations and internal data.  Accordingly, the Committee may deviate significantly from its general practice of seeking to target compensation at or near the median compensation of the survey data in light of other factors.  For 2013, the Committee’s emphasis on establishing compensation near market medians was less of a factor than the Committee’s desire to maintain compensation at prior-year levels in light of the Company’s 2012 performance. Accordingly, as a general matter, the Committee did not specifically seek to make adjustments to compensation levels from the prior year out of a desire to realign compensation to match Survey Group medians.

In comparing each named executive officer’s total 2013 direct compensation and each principal element of direct compensation against similarly situated officers in the companies comprising the Survey Group, at the time of the Committee’s compensation determination in March 2013, total 2013 direct compensation, as well as each principal component of total direct compensation (base salary, target annual cash incentive opportunity and target LTI opportunity), was (i) slightly below median for Mr. Schawk; (ii) below median for Mr. Ashworth; (iii) above median for Mr. Sarkisian; and (iv) at or slightly above median for Mr. Cunningham (other than with respect to LTI, which was below median).

Overview of the Principal Elements of the Company’s Executive Compensation

To meet its 2013 executive compensation objectives, the total compensation package for senior executive officers included the following components:

•	base salary

•	annual cash incentives

•	long-term incentives, comprised of three components:

•	stock-settled appreciation rights

•	restricted stock units

•	cash performance awards

These components were consistent with prior years’ compensation package practices except that for 2013, the Committee determined to replace the stock option and restricted stock components of the long-term incentive portion of each senior executive officers’ pay with stock-settled appreciation rights (“SSARs”) and restricted stock units (“RSUs”), as further described below under “Principal Elements of Compensation—Long-term Incentives.”

The Committee believes that each of these principal elements of total compensation contributes to one or more of the goals the Committee seeks to achieve through its compensation program:

•
Base salaries.  The Company provides the opportunity for its senior executive officers to earn a market-competitive annual base salary in order to attract and retain highly qualified individuals and to provide a base wage that is not subject to Company-performance risk.

•
Annual and long-term incentive awards.  The Company relies to a large degree on an annual cash incentive opportunity and long-term equity and cash incentives to attract and retain its senior executive officers.  The Committee also uses these awards to motivate its senior officers, on an individual basis and collectively as a team, to achieve annual financial goals and longer term Company performance goals.  Both annual and long-term incentive compensation are closely tied to the performance of the Company and the individual in a manner that the Committee believes encourages a sharp and continuing focus on building profitability and improving the opportunities for greater stockholder value.

•
Other benefits. Providing retirement benefits, income deferral and other benefits is consistent with the Company’s desire and ability to attract and retain skilled executives and recognizes that similar benefits are commonly provided at other companies with which it competes for talent.

The Committee also considers income deferral, life insurance, retirement/post-employment and other benefits as important facets of its compensation package.

Principal Elements of Compensation

Base Salaries

In setting annual base salaries and in determining the basis for any base salary increases, the Committee reviews survey data and considers individual and Company performance and the recommendations submitted by the Chief Executive Officer and other members of management.  For the named executive officers, base salaries typically reflect the Committee’s desire to maintain salaries at or near the median of the base salary range for the survey group companies.

For 2013, the Committee sought to maintain base salaries at 2012 levels and, accordingly, no adjustments in base salaries were made for the named executive officers.  The base salaries for Messrs. Schawk and Ashworth remained below the median base salaries of similarly situated executives in the companies comprising the Survey Group.  The base salaries for Messrs. Sarkisian and Cunningham were above and slightly above, respectively, the median base salaries of similarly situated executives in the companies comprising the Survey Group.  The table below reflects base salaries for the Company’s named executive officers in 2013.

Name	2013 Base Salary	Percent Increase Over 2012 Base Salary (Annualized)
David A. Schawk	$595,000	0%
Eric N. Ashworth	350,004	0
A. Alex Sarkisian	440,000	0
Timothy J. Cunningham	375,000	0

In light of the pending merger with Matthews, no adjustments to base salaries have been made by the Committee for 2014, other than a 5.3% increase in Mr. Cunningham’s annual base salary approved in January 2014.  Accordingly, other than with respect to Mr. Cunningham, the base salaries at the end of 2013 currently remain in effect for 2014.

Annual Incentives

As part of each named executive officer’s compensation package, the Company provides them with incentives to maintain high performance and to achieve certain annual Company financial and corporate goals through opportunities to earn cash awards each year.  As in prior years, the Committee chose achievement of targeted levels of consolidated operating income (net operating profit), or “COI,” and targeted levels of consolidated revenue, or “CR,” as the principal performance measures by which 2013 annual award opportunities may be earned.  The Committee believes that goals based on COI and CR encourage increased focus on areas of the Company’s business that contribute to growth and stockholder value.  In addition, for 2013, a portion of Mr. Sarkisian’s annual incentive opportunity also was tied to objectives related to operational and client-growth initiatives (“Operational Objectives”), and a portion of Mr. Cunningham’s annual incentive opportunity was tied to the achievement of key milestones in the development and implementation of the Company’s information technology and business process improvement initiative (the “Business Process Initiative”).

For 2013, the weightings of each performance measure for each named executive officer were consistent with the weightings used with respect to the 2012 annual incentive opportunity, other than with respect to Messrs. Ashworth and Sarkisian.  The weightings of each of the performance measures described above as a percentage of each named executive officer’s overall annual incentive opportunity for 2013 were as follows:

Name	Consolidated Operating Income	Consolidated Revenue	Operational Objectives	Business Process Initiative
David A. Schawk	70%	30%	—	—
Eric N. Ashworth	70	30	—	—
A. Alex Sarkisian	30	50	20%	—
Timothy J. Cunningham	70	10	—	20%

For 2013, each named executive officer could earn a percentage of his annual base salary depending on the level of achievement against the performance measures described above.  Achievement of at least a minimum threshold level of performance under at least one of the performance measures was required to receive any award amount.  Consistent with its 2012 decision to make the annual incentive opportunity more competitive, for 2013, the Committee maintained the maximum possible payment at 200% of target payout opportunity, which the Committee believes is more representative of current market practices.

For 2013, each of Mr. Schawk and Mr. Ashworth was eligible to receive a payment equal to 38% of his base salary if both the minimum threshold level of COI and the minimum threshold level of CR were achieved, up to 75% of base salary if up to target levels of COI and CR were achieved, and up to 150% of base salary if up to maximum levels of COI and CR were achieved.  For Messrs. Sarkisian and Cunningham, the amount payable upon achieving both the threshold, target or maximum COI and CR levels was 30%, up to 60% and up to 120%, respectively, of base salary, with the achievement of Operational Objectives for Mr. Sarkisian also factoring into his potential annual incentive amount, and the achievement of the Business Process Initiative goals for Mr. Cunningham also factoring into his potential annual incentive amount.  The higher level of annual incentive opportunity as a percentage of base salary for Messrs. Schawk and Ashworth in comparison to the other named executive officers reflects consistency with the allocations among the Survey Group companies and a determination that a higher percentage of performance-based compensation relative to base salary should be attributed to Messrs. Schawk and Ashworth.

After adjusting for the impact of the 2013 sale of assets associated with the Company’s former large-format printing business, the Company achieved COI of $24.2 million, which was less than the threshold COI goal for 2013, and a CR amount of $442.6 million, which exceeded the threshold but was slightly less than the target CR goal for 2013.  As a result, no amounts were earned under the COI portion of the award opportunity, and 95% of target payout was earned under the CR portion of the award opportunity.  In addition, performance was less than threshold under the Operational Objectives established for Mr. Sarkisian’s award and exceeded target under the Business Process Initiative goals established for Mr. Cunningham’s award.  Accordingly, the named executive officers earned cash awards based on performance against these goals as follows: $127,181 for Mr. Schawk (21% of base salary), $74,813 for Mr. Ashworth (21% of base salary), $125,400 for Mr. Sarkisian (29% of base salary) and $84,375 for Mr. Cunningham (23% of base salary).  With respect to Mr. Ashworth, under the terms of his continued housing reimbursement arrangements as more fully described under “Other Benefits” below, the amount the Company paid him for housing costs in 2013 was applied against the amount of his 2013 earned annual incentive. Accordingly, because the amount of his housing benefit for 2013 exceeded the value of his 2013 award, Mr. Ashworth did not receive payment of his earned 2013 annual incentive award.

In light of the pending merger with Matthews, the Committee to date has not approved any annual incentive awards with respect to a 2014 performance period or any retention or alternative awards in lieu of an annual incentive award for any of the named executive officers.

Long-Term Incentives

The following discussion contains statements regarding future individual and Company performance targets and goals.  These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be viewed as statements of management’s expectations concerning the Company’s future results, or as earnings or other financial guidance.  We specifically caution investors not to apply these statements to other contexts.

General.  Each fiscal year, the Committee considers the desirability of granting senior executive officers and other key employees of the Company equity-based and other long-term incentive awards.  The Committee considers the overall performance of the Company and individual performance in determining the amounts to be granted.  In addition, the Committee typically receives and considers compensation recommendations from management, including the Chief Executive Officer (except specifically respecting himself), who evaluates market data and reviews performance for all senior executive officers.  The Committee believes its pattern of awards focuses the Company’s senior executive officers on building profitability and stockholder value.  The purpose of these awards is to reward such officers for their performance toward meeting the Company’s financial and business goals, to give officers a stake in the Company’s future that is directly aligned with the creation of stockholder value, to provide incentives for continued service with the Company, and to provide an appropriate mix of types of awards to reflect a diversified array of performance goals.

The Company’s long-term compensation goals for each named executive officer historically have been fulfilled through a mix of equity grants and cash-based performance awards, which represent opportunities to earn cash payments, under the Company’s incentive plan.  These components of the LTI awards were selected as the most appropriate incentive mix to link compensation to increased profitability and increased stockholder value.  The mix of these components can vary for each executive based on factors such as alignment with stockholders’ interests, retention objectives, internal performance measures and tax, accounting and dilution considerations.

Changes in LTI Mix for 2013.  In 2013, the Committee again evaluated the effectiveness of the Company’s executive compensation program as a retention and motivation tool in light of business and organizational changes.  As a result, in order to enhance income tax flexibility to recipients of equity awards and minimize dilution to stockholders, the Committee approved management’s recommendation that for 2013 and future years, the equity portion of the LTI awards be awarded in the form of SSARs, which upon vesting represent a right to receive stock having a value equal to the appreciation in value of a specified number of shares of Company common stock over an exercise price, and RSUs, which represent the right to receive shares of common stock upon vesting.  These equity award forms were in lieu of the Company’s historical practice of granting stock options and awards of restricted stock.  In addition, under the RSU awards, senior executives were given the opportunity to elect to defer settlement of up to 80% of the RSUs granted.  The mix of 2013 long-term incentives for Messrs. Schawk, Ashworth, Sarkisian and Cunningham based on the economic value of each component were as follows:

Name	Award Type	2013 Proportion
David A. Schawk	Cash Performance Awards	50.0%
	Stock-Settled Appreciation Rights	12.5
	Restricted Stock Units	37.5
Eric N. Ashworth	Cash Performance Awards	35.0%
	Stock-Settled Appreciation Rights	30.0
	Restricted Stock Units	35.0
A. Alex Sarkisian	Cash Performance Awards	35.0%
	Stock-Settled Appreciation Rights	30.0
	Restricted Stock Units	35.0
Timothy J. Cunningham	Cash Performance Awards	35.0%
	Stock-Settled Appreciation Rights	30.0
	Restricted Stock Units	35.0

For Mr. Schawk, in light of his significant equity ownership in the Company, the allocation of long-term incentives is more heavily weighted towards cash-based performance awards in comparison to the other named executive officers.  Messrs. Ashworth, Sarkisian and Cunningham’s long-term mix is weighted more toward equity to encourage company ownership and retention objectives.

For 2013, the aggregate target values of the LTI awards for Messrs. Schawk, Ashworth, Sarkisian and Cunningham were established at $1,160,000, $350,000, $300,000 and $450,000, respectively, which reflected a decrease in the aggregate LTI target values for Messrs. Schawk, Sarkisian and Cunningham and an increase in the aggregate LTI target value for Mr. Ashworth over their respective 2012 aggregate LTI target values.

The primary considerations in determining 2013 LTI awards were to reflect individual and Company performance factors and to maintain LTI values close to the LTI median of the Survey Group.  The Committee believes that the aggregate target value of 2013 LTI awards helps to focus the named executive officers on the Company’s long-term growth by having a more significant portion of their overall compensation tied to the Company’s long-term success.

2013 LTI Components.

Stock-Settled Appreciation Rights.  Awards of SSARs generally vest in three equal annual installments beginning on the first anniversary of the grant date.  The exercise price for each SSAR is determined by the Committee in its sole discretion and is specified in the applicable award agreement; provided, however, the exercise price on the date of grant shall be at least equal to 100% of the fair market value of the shares on the date of grant, which is the closing price of the Company’s common stock on the date of grant as reported by the New York Stock Exchange.  Detail concerning awards granted in 2013 can be found under “Executive Compensation—Plan-Based Award Grants in Last Fiscal Year.”

Restricted Stock Units.  RSUs that may be awarded generally cliff-vest on the third anniversary of the grant date.  Each RSU represents the contingent right to receive one share of common stock of the Company upon vesting of the unit.  Detail concerning RSUs granted in 2013 can be found under “Executive Compensation—Plan-Based Award Grants in Last Fiscal Year.”

Performance Awards.  The long-term cash performance awards granted to senior executives represent an opportunity to receive cash payments at the end of a specified performance period that are contingent on the achievement of specified threshold, target and maximum performance goals as of the end of such performance period.  Currently under the Company’s incentive plan, three performance periods, or cycles, are presently active or were completed in 2013:  fiscal years, 2011-2013, 2012-2014 and 2013-2015.  The value of the performance awards for each cycle is realized by attaining previously approved Company cumulative three-year diluted earnings per share (“EPS”) goals and cumulative three-year COI goals, other than with respect to the 2012-2014 and 2013-2015 cycles, which are based solely on cumulative three-year EPS.  Goals based on the Company’s COI and/or EPS were chosen as the best indicators of long-term performance that effectively enhance stockholder value.  For each cycle, the value of the awards was set as part of the Committee’s overall desire to target the median compensation of the general survey group being referenced at the time the awards were made.  A discussion of the currently ongoing performance periods and performance periods with respect to which action was taken in 2013 and 2014 follows below.

For the 2011-2013 three-year performance period, which ended December 31, 2013, in order to receive 100% of the target opportunity under the award, the Company needed to meet previously approved target levels for cumulative EPS of $2.90 per share and COI of approximately $168.4 million over the three-year period.  Mr. Schawk was entitled to receive $680,000 if the target level of performance was achieved.  Messrs. Ashworth, Sarkisian and Cunningham were entitled to receive $87,500, $189,000 and $175,000, respectively, if the target level of performance was achieved.  The EPS and COI targets were set higher than the prior 2010-2012 performance period to retain the awards’ incentive objectives in light of the expected better economic conditions during the performance period.

Based on the Company’s reported COI and EPS for 2013, the Company did not achieve the threshold levels of COI and EPS established for the 2011-2013 performance period.  In light of the out-of-ordinary nature and significant impact of the $31.6 million non-cash charge incurred in the fourth quarter of 2012 related to the Company’s decision to fully withdraw from its multi-employer pension plan (“MEP”), in 2012 the Committee had determined to exclude the impact of the fourth-quarter MEP withdrawal charge from the calculation of COI and EPS for the 2010-2012 and subsequent performance periods.  After excluding the fourth-quarter 2012 MEP withdrawal charge, however, the Company’s performance failed to exceed the threshold level to be attained for COI (70% or greater of the target cumulative COI) and the threshold level to be attained for cumulative EPS (70% or greater of the target cumulative EPS).  Accordingly, no awards were earned by the named executive officers at the end of the 2011-2013 performance period.

In March 2012, the Committee approved a new three-year performance period, which runs through December 31, 2014.  COI was discontinued as a performance measure for the 2012-2014 long-term cash performance awards in order to (i) focus on growing bottom-line profitability (i.e., cumulative diluted earnings per share), which is a key driver of stockholder returns over time, (ii) complement the operating income and revenue growth goals that are featured prominently in the Company’s annual incentive opportunities and (iii) enhance participant value (and return on compensation expenditures) through simplification.  In addition, payout opportunities based on cumulative diluted earnings per share results were scaled such that payouts would be reduced for below-target financial results and increased for above target financial results but capped at 200% of target pay levels.  In order to receive 100% of the target opportunity, the Company had to meet target levels for cumulative EPS over the three-year period of $2.97.  Mr. Schawk was entitled to receive $680,000 if the target level of performance is achieved, and Messrs. Ashworth, Sarkisian and Cunningham were entitled to receive $87,500, $113,750 and $175,000 if the target level of performance is achieved.  The EPS target was set higher than the prior year’s performance period to retain the awards’ incentive objectives in light of the expected better economic conditions during the performance period.

In March 2013, the Committee approved a new three-year performance period, which runs through December 31, 2015.  In order to receive 100% of the target opportunity, the Company must meet target levels for cumulative EPS over the three year period of $2.70.  Mr. Schawk was entitled to receive $580,000 if the target level of performance is achieved, and Messrs. Ashworth, Sarkisian and Cunningham were entitled to receive $122,500, $105,000 and $157,500, respectively, if the target level of performance is achieved.  In setting the EPS target, the Committee considered the achievability of performance awards under completed LTI performance periods, including that for the five previously completed performance periods, three of those years resulted in no payments at the end of the performance period and only one year resulted in achieving at least target level of performance.  Accordingly, the Committee sought to re-align the target EPS goal for the 2013-2015 performance period and establish a challenging yet achievable EPS goal that was less influenced by pre-recession historical results.  After reviewing several EPS performance scenarios, the Committee established the target EPS goal for the 2013-2015 performance period at an amount that was lower than the target EPS goal for the prior year’s performance period but higher than the average target EPS of the EPS performance scenarios the Committee reviewed.

As noted above under “Executive Summary—2014 Compensation Actions; Merger Agreement with Matthews,” on March 16, 2014 the performance awards associated with the 2012-2014 and 2013-2015 cycles became payable in an amount determined in accordance with the terms of the awards.  In light of the pending merger with Matthews, the Committee to date has not approved any LTI awards with respect to a new three-year performance period or any retention or alternative long-term awards in lieu of an LTI award for any of the named executive officers.

Other Compensation and Benefit Arrangements

Retirement Plans

The Company offers a tax-qualified 401(k) retirement savings plan to which generally all US-based non-union employees are eligible to participate, including senior executive officers.  Employees may contribute up to 100% of annual salary subject to the limits prescribed by the Internal Revenue Service (IRS). The Company matches employee contributions up to a prescribed percentage; however, the match is discretionary and is subject to change or elimination.  There is a graduated vesting schedule whereby matching contributions are fully vested following six years of service.  As members of the highly compensated group, to satisfy applicable tax-qualified nondiscrimination tests, senior executives of the Company generally are limited to an 8% deferral.

The Company’s discretionary match opportunity, if made in any particular year, is subject to the achievement by the Company of targeted levels of adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and other nonoperating measures) for the prior fiscal year; however, such condition may be waived by the Committee and the Board.  Since any match by the Company directly impacts the Company’s costs and cash levels, the use of adjusted EBITDA values makes the discretionary match dependent on objective indicators of the Company’s operational and financial health.  For 2013, if the Company achieved a threshold range of adjusted EBITDA, the discretionary match would be 100% of the first 1.5% contributed by the employee.

For 2012, the Committee recognized that the Company’s adjusted EBITDA for 2012 was significantly and adversely impacted by non-cash charges primarily related to the MEP withdrawal expense.  In light of the outsized effects of these charges and considering the retention and other values of the match, achievement of the minimum adjusted EBITDA threshold for 2012 was waived, and a discretionary match of 1.5% was made in 2013.  For 2013, the threshold range of adjusted EBITDA was exceeded, and the Committee approved a discretionary match of 1.5%, which was made in 2014.

Income Deferral Plan

To provide a comprehensive and competitive total rewards package, Schawk also offers a non-qualified retirement plan to highly compensated employees.  Because of certain 401(k) limits imposed by the Internal Revenue Code, the plan allows eligible participants to defer up to an additional $50,000 annually on a tax-deferred basis irrespective of the 401(k) limitations.  The plan is designed and administered to meet the provisions of the American Jobs Creation Act of 2004 including Internal Revenue Code section 409A.  None of the currently serving named executive officers presently participate in this plan.

Life Insurance

The Company maintains life insurance policies for Messrs. Schawk and Sarkisian.  These policies are designed to encourage these executives to remain in the service of the Company.  The policies provide each executive’s beneficiary with a cash payment in the event the executive terminates service as a result of his death.  For each policy, the portion of the annual premium due under the policy that can be attributed to benefits payable to a beneficiary designated by the executive is treated as taxable compensation by the executive.  As of December 31, 2013, under the policies, Mr. Schawk’s beneficiary would be entitled to an estimated death benefit of $4,288,000 and Mr. Sarkisian’s beneficiary would be entitled to receive an estimated death benefit of $1,178,000.

Arrangements upon Termination of Service

The Company provides a severance pay plan for all US-based full time employees, including senior executive officers, but excluding members of a collective bargaining unit.  Under the terms of the Company’s incentive plan, the terms of the agreements underlying LTI awards made to named executive officers and, with respect to Mr. Cunningham, his employment agreement, outstanding equity and cash-based performance awards may become exercisable, vested or payable under various termination of service scenarios, as well as in the event of a change in control.  In addition, the terms of certain named executive officers’ agreements with the Company provide for certain payments upon death, disability or other employment termination events.  Please refer to “Executive Compensation—Potential Payments Upon Termination or Change in Control” and the related tables and footnotes for additional information concerning severance arrangements.

The Company provides severance and retirement benefits to facilitate the Company’s ability to attract and retain executives as the Company competes for talent in a marketplace where such protections are commonly offered.  The Committee believes that the provision of severance arrangements under its incentive plan with change-in-control compensation protection provisions encourages employees to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes.

Other Benefits

The Committee and the Company generally seek to limit the use of perquisites as an element of compensation for executive officers.  During 2013, the historical practice of providing an auto allowance to named executive officers was discontinued.  Certain special or unique circumstances warrant the use of enhanced perquisites, however, such as the relocation of an executive officer.  During 2012, Mr. Ashworth assumed new and expanded leadership roles as President of the Company.  Consistent with the Company’s goal of retaining highly qualified senior officers and appropriately investing in them for long-term career development, the Company provided various relocation incentives to Mr. Ashworth in 2012 in connection with his move from California to Illinois.  During 2013, additional reimbursements for housing costs were provided to Mr. Ashworth in the amounts and as further detailed under “Executive Compensation—Summary Compensation Table” and the footnotes thereto.

In addition, the Company has permitted in the past the personal use of a corporate aircraft in which the Company owns a fractional interest by the Company’s Chief Executive Officer and his family provided that the Company receive reimbursement of all incremental costs to the Company related to its personal use.  Effective 2010, as part of the Chief Executive Officer’s compensation, Mr. Schawk is entitled to personal use of corporate aircraft at the Company’s expense, provided that the value of the flights attributed to Mr. Schawk as compensation does not exceed $100,000 annually (excluding amounts to tax effect (gross up) such compensation).  The Committee believes that personal use of the Company’s aircraft represents a valuable perquisite for Mr. Schawk that is appropriate considering his value to the Company and that such benefit can be provided by the Company for relatively minimal cost.

Accounting and Tax Considerations

The Company seeks to structure its compensation program to comply with Internal Revenue Code section 409A as currently in effect and, where appropriate, position executive compensation to qualify for deductibility under section 162(m) of the Code.  However, in order to attract, retain, and motivate senior executives, the Committee may determine that non-deductible elements of executive compensation have more value toward achieving the Committee’s executive compensation objectives than the financial impact of losing the tax deduction.  Accordingly, compensation paid by the Company may not be deductible because such compensation exceeds the limitations or does not meet the “performance-based” or other requirements for deductibility under Section 162(m).

Advisory Votes on Executive Compensation

At the Company’s 2011 annual meeting of stockholders, stockholders expressed a preference that an advisory vote on the executive compensation of our named executive officers occur every three years. Consistent with this preference, if the Company holds a meeting of stockholders in 2014 in which directors are to be elected, the Company will hold an advisory vote on the compensation of the Company’s named executive officers then.

Compensation Committee Report

The Committee oversees the Company’s compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth herein, and recommended to the Board that the Compensation Discussion and Analysis be included in the Form 10-K/A to be filed with the Securities and Exchange Commission on or before April 30, 2014 and in any proxy statement of the Company, if necessary or advisable, in connection with any meeting of stockholders of the Company.

This report is submitted by the members of the Company’s Option/Compensation Committee.

John T. McEnroe
Hollis W. Rademacher
Leonard S. Caronia
Patrick S. O’Brien

The Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either of such Acts.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth certain information for fiscal years 2013, 2012 and 2011 with respect to the annual cash and non-cash compensation earned by:  (i) the Company’s Chief Executive Officer (the principal executive officer); (ii) the Company’s Chief Financial Officer (the principal financial officer); and (iii) other executive officers of the Company who were the most highly compensated executive officers of the Company as of the end of 2013 (collectively, the “named executive officers”) for services rendered in all capacities to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(4) ($)	Total ($)
David A. Schawk Chief Executive Officer	2013 2012 2011	595,000 595,000 595,000	— — —	434,999 488,319 507,494	144,833 128,798 147,985	127,181 56,858 718,172	— — —	48,632 65,465 126,569	1,350,645 1,334,440 2,095,220
Eric N. Ashworth(5) President	2013 2012	350,004 350,004	— 25,000	122,505 158,782	104,878 131,821	74,813 87,531	— —	211,852 312,856	864,052 1,065,994	(6) (6)
A. Alex Sarkisian Senior Executive Vice President	2013 2012 2011	440,000 440,000 440,000	— — —	105,003 108,915 188,073	89,895 73,869 141,022	125,400 15,803 250,624	— — —	5,769 6,391 16,749	766,067 644,978 1,036,468
Timothy J. Cunningham Executive Vice President and Chief Financial Officer	2013 2012 2011	375,000 375,000 375,000	— — —	157,498 167,558 174,142	134,843 113,644 130,575	84,375 60,803 261,514	— — —	3,825 3,750 4,900	755,541 720,755 946,131
_______________
(1)
Represents the total grant date fair value for each year shown attributable to grants of restricted stock or restricted stock units computed in accordance with FASB ASC Topic 718.  Stock awards are valued using the closing market price of our common stock on the grant date.  Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements in its Form 10-K for the fiscal year ended December 31, 2013.

(2)
Represents the total grant date fair value for each year shown attributable to stock options or stock-settled appreciation rights computed in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited financial statements in its Form 10-K for the fiscal year ended December 31, 2013.

(3)
The values shown in this column represent (i) earned amounts, if any, under the Company’s annual incentive award opportunity for each year shown and (ii) cash settlement, if any, of long-term performance awards following the completion of the applicable three-year performance period as follows:

		Earned Annual Incentive Award ($)		Earned Long-term Performance Award ($)	Total ($)
David A. Schawk	2013 2012 2011	127,181 — 107,100		— 56,858 611,072	127,181 56,858 718,172
Eric N. Ashworth	2013 2012	74,813 78,751	(a) (a)	— 8,780	74,813 87,531
A. Alex Sarkisian	2013 2012 2011	125,400 — 63,360		— 15,803 187,264	125,400 15,803 250,624

		Earned Annual Incentive Award ($)	Earned Long-term Performance Award ($)	Total ($)
Timothy J. Cunningham	2013 2012 2011	84,375 45,000 74,250	— 15,803 187,264	84,375 60,803 261,514
      ______________
(a)
In accordance with Mr. Ashworth’s relocation and housing cost reimbursement arrangements, this amount was earned but not paid to Mr. Ashworth as it was offset by amounts paid to Mr. Ashworth as part of his relocation and housing cost reimbursement.

See “Compensation Discussion and Analysis—Principal Elements of Compensation—Annual Incentives” for further discussion of the Company’s annual incentive award opportunity.  Under the Company’s long-term incentive program, amounts may be earned based on achievement of performance goals at the end of a three-year performance period.  For 2013, the performance period commenced on January 1, 2011 and ended on December 31, 2013.  For 2012, the performance period commenced on January 1, 2010 and ended on December 31, 2012.  For 2011, the performance period commenced on January 1, 2009 and ended on December 31, 2011.  See “Compensation Discussion and Analysis—Principal Elements of Compensation—Long-Term Incentives” for a description of the terms and calculation methodology for these awards.
(4)
For 2013 for Mr. Schawk, the amount represents matching contributions to the Company’s 401(k) plan ($3,825), life insurance premiums ($4,545) and the incremental cost to the Company of Mr. Schawk’s personal use of corporate aircraft in which the Company owns a fractional interest ($40,262, including $17,051 in related tax gross-ups).  For purposes of this disclosure, the Company calculates its incremental cost based on the direct cost to the Company of these personal trips, which primarily consist of hourly usage and other variable costs charged to the Company by the aircraft’s management company.  Fixed costs that do not change based on usage are excluded.  The Company allows limited personal use of the aircraft so long as such use does not interfere with the availability and use of the aircraft for business purposes.  No amounts have been included for personal use of corporate aircraft for which the Company received full reimbursement of all incremental costs of such personal use.

For 2013 for Mr. Ashworth, the amount represents matching contributions to the Company’s 401(k) plan ($3,825) and amounts related to housing cost reimbursements of $208,027 (which includes $67,225 in related tax gross-ups).
For 2013 for Mr. Sarkisian, the amount represents matching contributions to the Company’s 401(k) plan ($3,825) and life insurance premiums ($1,944).
For 2013 for Mr. Cunningham, the amount represents matching contributions to the Company’s 401(k) plan.
(5)
Compensation for 2012 shown for Mr. Ashworth includes all compensation earned by Mr. Ashworth for 2012, including compensation earned in his prior position with the Company before his appointment as President effective July 24, 2012.

(6)	Excluding the annual incentive awards earned but not paid in 2013 and 2012 as described in footnote (3), total compensation for Mr. Ashworth for 2013 and 2012 was $789,239 and $987,243, respectively.

Plan-Based Award Grants in Last Fiscal Year

The following table provides information regarding stock, option and cash-based awards made to each named executive officer in 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on Grant	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	or Units(2) (#)	Options(3) (#)	Awards ($/Sh)	Date ($/Sh)	Awards ($)
David A. Schawk	3/12/2013	223,125	446,250	892,500	—	—	—	—	—
	3/12/2013	145,000	580,000	1,160,000	38,598	30,750	11.27	11.27	579,832
Eric N. Ashworth	3/12/2013	131,251	262,503	525,006	—	—	—	—	—
	3/12/2013	30,625	122,500	245,000	10,870	22,267	11.27	11.27	227,382
A. Alex Sarkisian	3/12/2013	132,000	264,000	528,000	—	—	—	—	—
	3/12/2013	26,250	105,000	210,000	9,317	19,086	11.27	11.27	194,898
Timothy J. Cunningham	3/12/2013	112,500	225,000	450,000	—	—	—	—	—
	3/12/2013	39,375	157,500	315,000	13,975	28,629	11.27	11.27	292,341

(1)
The values in the first row under this column for each named executive officer represent the maximum possible payouts under the 2013 annual incentive opportunity upon “threshold,” “target” and “maximum” achievement of the 2013 performance goals.  The actual amounts earned for 2013 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table and further described in footnote (4) thereto.  The values in the second row under this column for each named executive officer represent possible payouts under long-term cash-based performance awards for the 2013-2015 performance period upon “threshold,” “target” and “maximum” achievement of performance goals following the completion of the three-year performance period.  See “Compensation Discussion and Analysis—Principal Elements of Compensation—Long-Term Incentives” and “Compensation Discussion and

Analysis—Other Compensation and Benefit Arrangements—Arrangements upon Termination of Service” for a discussion of the terms of these awards.
(2)
Amounts shown in this column reflect shares underlying restricted stock units that cliff-vest three years from the date of grant, subject to accelerated vesting in certain instances.  See “Compensation Discussion and Analysis—Principal Elements of Compensation—Long-Term Incentives” and “Compensation Discussion and Analysis—Other Compensation and Benefit Arrangements—Arrangements upon Termination of Service” for a discussion of the terms of the restricted stock units.

(3)	Amounts shown in this column reflect shares underlying stock-settled stock appreciation rights.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes for each named executive officer the number of shares of common stock subject to outstanding equity awards and the value of such awards that were unexercised or that have not vested at December 31, 2013.

Outstanding Equity Awards as of December 31, 2013

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable(1)(2)	Option/ SAR Exercise Price ($)	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)(3)(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested(5) ($)
David A. Schawk	170,000	—	14.250	03/02/2014
	100,000	—	18.725	04/07/2015
	12,200	—	17.430	08/08/2016
	13,500	—	18.470	03/23/2017
	16,499	—	15.840	03/20/2018
	28,220	—	6.940	04/09/2019
	13,150	—	12.870	02/19/2020
	12,002	6,001	18.210	03/15/2021	27,869	414,412
	8,638	17,277	11.710	03/13/2022	41,701	620,094
	—	30,750	11.270	03/12/2023	38,598	573,952

Eric. N. Ashworth	4,125	—	15.840	03/20/2018
	4,237	—	6.940	04/09/2019
	6,962	—	12.870	02/19/2020
	5,192	2,596	18.670	02/25/2021	4,687	69,696
	3,811	7,622	11.710	03/13/2022	7,155	106,395
	—	15,306	12.390	07/24/2022	6,053	90,008
	—	22,267	11.270	03/12/2023	10,870	161,637

A. Alex Sarkisian	70,000	—	14.250	03/02/2014
	70,000	—	18.725	04/07/2015
	20,400	—	17.430	08/08/2016
	22,600	—	18.470	03/23/2017
	28,874	—	15.840	03/20/2018
	29,631	—	6.940	04/09/2019
	12,531	—	12.870	02/19/2020
	11,438	5,718	18.210	03/15/2021	10,328	153,577
	4,954	9,909	11.710	03/13/2022	9,301	138,306
	—	19,086	11.270	03/12/2023	9,317	138,544

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable(1)(2)	Option/ SAR Exercise Price ($)	Option/ SAR Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)(3)(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested(5) ($)
Timothy J. Cunningham	31,250	—	16.140	09/18/2018
	19,753	—	6.940	04/09/2019
	12,531	—	12.870	02/19/2020
	10,590	5,295	18.210	03/15/2021	9,563	142,202
	7,622	15,244	11.710	03/13/2022	14,309	212,775
	—	28,629	11.270	03/12/2023	13,975	207,808

(1)	See “Compensation Discussion and Analysis—Principal Elements of Compensation—Long-Term Incentives” for a discussion of vesting schedules and other terms of equity awards.
(2)
The vesting dates of the respective stock options held at December 31, 2013 that were unexercisable are summarized as follows:  (i) for the remaining unvested options that expire on March 15, 2021, all vest on March 15, 2014; (ii) for the options that expire March 13, 2022, approximately 50% vest on March 13, 2014 and approximately 50% vest on March 13, 2015; (iii) for the options that expire July 24, 2022, 100% cliff-vest on July 24, 2015; and (iv) for the options that expire on March 12, 2023, 33% vest on March 12, 2014, 33% vest on March 12, 2015 and 34% vest on March 12, 2016, in all cases subject to accelerated vesting in certain instances.

(3)
The vesting dates of the respective unvested stock awards held at December 31, 2013 are summarized as follows:  for Mr. Schawk, 27,869 shares cliff-vest on March 15, 2014, 41,701 shares cliff-vest on March 13, 2015, and 38,598 units cliff-vest on March 12, 2016; for Mr. Ashworth, 4,687 shares cliff-vest on February 25, 2014, 7,155 shares cliff-vest on March 13, 2015, 6,053 shares cliff-vest on July 24, 2015 and 10,870 units cliff-vest on March 12, 2016; for Mr. Sarkisian, 10,328 shares cliff-vest on March 15, 2014, 9,301 shares cliff-vest on March 13, 2015 and 9,317 units cliff-vest on March 12, 2016; and for Mr. Cunningham, 9,563 shares cliff-vest on March 15, 2014, 14,309 shares cliff-vest on March 13, 2015 and 13,975 units cliff-vest on March 12, 2016, in all cases subject to accelerated vesting in certain instances.

(4)	Holders of unvested restricted stock awards accrue dividends and may exercise voting rights as if the underlying shares were beneficially owned by the named executive officer.
(5)	Based on the closing price of the Company’s common stock on December 31, 2013 of $14.87 per share.

2013 Option Exercises and Stock Vested

The following table shows the number of stock option awards exercised by each named executive officer in 2013 and the value realized on exercise.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David A. Schawk	52,200	117,998	22,900	280,525
Eric N. Ashworth	—	—	4,715	57,759
A. Alex Sarkisian	—	—	8,487	103,966
Timothy J. Cunningham	—	—	8,487	103,966

(1)
Represents the aggregate dollar amount realized by the named executive officer upon exercise of one or more stock options during 2013.  The dollar amount reported represents the number of shares acquired on exercise multiplied by the difference between the market closing price of the Company’s common stock on the exercise date and the exercise price of the option.

2013 Non-Qualified Deferred Compensation

None of the Company’s named executive officers participated in the Company’s income deferral plan or any other plan that provides for the deferral of compensation on a basis that is not tax-qualified during 2013.

Employment Agreements

Agreements with David Schawk and Clarence Schawk.  Prior to its termination on March 16, 2014, the Company was party to an amended and restated employment agreement with David A. Schawk that provided for an initial employment term of 10 years (through December 31, 2004), with one-year extensions thereafter unless terminated by either the Company or the executive.  The employment agreement provided for an annual salary, cash bonus and an annual grant of stock options.  The terms governing the annual salary, bonus and equity compensation amounts in the employment agreement for Mr. Schawk had been superseded by the compensation arrangements annually approved by the Option/Compensation Committee as further described under “Compensation Discussion and Analysis.”  Effective March 16, 2014, the employment agreement was terminated by mutual agreement in connection with the Company’s entry into the merger agreement with Matthews.  The termination agreement did not terminate Mr. Schawk’s employment with the Company or modify his then current compensation, and Mr. Schawk continues to hold his position with the Company.

Prior to its termination on March 16, 2014, the Company also was party to an employment agreement with Clarence W. Schawk on terms similar to the agreement with David A. Schawk.  Effective July 30, 2012, Clarence W. Schawk reduced his annual base salary from $100,000 to $25,000, although his employment agreement permitted a higher annual base salary amount, which resulted in total 2013 compensation of $25,000.  Additionally, as in prior years, Clarence Schawk waived receipt of the cash and stock option bonus amounts to which he was entitled under the terms of his agreement.  The Company has a deferred compensation agreement with Clarence Schawk dated June 1, 1983, which was ratified in his restated employment agreement.  No amounts were deferred during 2013.  The Company had deferred compensation liability equal to $815,000 at December 31, 2013 and December 31, 2012.  Effective March 16, 2014, the employment agreement was terminated by mutual agreement in connection with the Company’s entry into the merger agreement with Matthews.

The agreements permitted termination by the Company “for cause,” as defined in the agreements, at any time prior to a change in control.  Under the terms of each employment agreement, if the Company chose to terminate either executive without cause (as defined in the agreements) prior to a change in control (as defined in the agreements), he would have been entitled to receive severance in the amount of his base salary provided for in the agreement for four years following termination.  Following a change in control, each agreement provided that the Company would have no further right to terminate either executive’s employment without cause.

Each agreement also contained certain noncompetition and nonsolicitation provisions that prohibited the executive from soliciting or rendering services to clients of the Company or rendering services to certain competitors of the Company for a two-year period after termination without the consent of the Company.

Employment Agreement with Timothy Cunningham.  In connection with Mr. Cunningham’s appointment, the Company entered into an employment agreement with Mr. Cunningham, effective as of September 18, 2008.  The terms of the agreement provide for, among other things, an initial annual base salary that may be increased from time to time; and beginning January 1, 2009, eligibility to participate in the Company’s annual and long-term incentive programs, including awards of cash and equity that may be granted from time-to-time under the Company’s long-term incentive plan.

Under the agreement, Mr. Cunningham’s employment may be terminated by the Company at any time with or without “cause,” as defined in the agreement, upon his death or upon his “disability,” as defined in the agreement, and may be terminated by Mr. Cunningham upon his resignation with or without “good reason,” as defined in the agreement.  In the event the Company terminates Mr. Cunningham for cause, or if he resigns without good reason, he would be entitled to earned but unpaid salary and certain benefits accrued during the term of his employment.  If Mr. Cunningham chooses to resign with good reason, or if the Company terminates his employment without cause, he also will be entitled to receive an amount equal to one times his then-current base annual salary; a pro rata bonus based on the target bonus amount for the year in which the termination occurs; immediate accelerated vesting of unvested equity and other awards issued under the Company’s long-term incentive plan; and continuation of certain health benefits for up to one year.  In the event of Mr. Cunningham’s death or disability, he or his estate will be entitled to earned but unpaid salary and certain benefits accrued during the term of his employment; a pro rata bonus based on the target bonus amount for the year in which the termination occurs; immediate accelerated vesting of unvested equity and other awards issued under the Company’s long-term incentive plan; and continuation of certain health benefits for up to one year.

The agreement contains certain non-competition and nonsolicitation provisions that, subject to certain exceptions, prohibit Mr. Cunningham from becoming involved in any business that competes with the Company or provides similar products and services, and from soliciting any clients or employees of the Company.  These non-competition and nonsolicitation provisions remain in effect during the term of the agreement and for a period of one year after the termination of his employment.

Relocation Agreement with Eric Ashworth.  In connection with Mr. Ashworth’s 2012 agreement to relocate to the Chicago, Illinois area, the Company agreed to pay make certain payments and pay authorized relocation expenses and other benefits as discussed under “Compensation Discussion and Analysis—Other Compensation and Benefit Arrangements—Other Benefits.”  Under the terms of the agreement, if the Company terminates Mr. Ashworth’s employment for reasons other than for cause, the Company will pay for his standard relocation expenses back to the San Francisco, California area, provide a severance amount equal to his annual base salary and provide reimbursement of COBRA coverage expenses for a period of 12 months.

Compensation Committee Interlocks and Insider Participation

Decisions regarding the compensation paid to the Company’s executive officers were made by the Option/Compensation Committee of the Board of Directors for fiscal year 2013, which is comprised of John T. McEnroe, Hollis W. Rademacher, Leonard S. Caronia and Patrick J. O’Brien.  See “Transactions with Related Persons” regarding certain services provided by firms affiliated with Mr. Caronia and Mr. McEnroe.

Potential Payments upon Termination or Change in Control

The Company is required to provide incremental compensation to the named executive officers in certain circumstances in the event of involuntary termination of employment, retirement or a change in control of the Company. The following discussion of potential payments upon termination or change in control reflects provisions and awards as in effect as of the end of 2013 and prior to the Company’s entry into the merger agreement with Matthews on March 16, 2014.

Overview

Employment Agreements.  During 2013, the Company was party to an amended and restated employment agreement with David A. Schawk, and is currently party to an employment agreement with

Mr. Cunningham and a relocation agreement with Mr. Ashworth. See “Executive Compensation—Employment Agreements” for a description of the material terms of these agreements. The employment agreements for Messrs. Schawk and Cunningham provide that the executive and/or his beneficiaries will receive certain payments upon death, disability, termination without cause or in an event of a change in control, and the relocation agreement for Mr. Ashworth provides that he will receive certain payments in the event of a termination without cause, in each case as further described below.  No other named executive officer has a written employment contract with the Company that contains provisions regarding potential payments upon termination or a change in control of the Company.

Severance Pay Plan.  The Company provides a Severance Pay Plan for all U.S.-based full-time employees, including the named executive officers, but excluding members of a collective bargaining unit.  The plan allows for three days of severance per year of service up to a maximum of eight weeks’ severance.  Under one year of service equates to five days of severance.

Annual Incentive Awards.  The terms of annual incentive award opportunity do not contain specific provisions addressing their treatment in the event a named executive officer’s employment is terminated prior to the completion of the annual performance period or the determination of achievement of the applicable performance goals.  In such an event, it is generally expected that amounts under an outstanding annual incentive opportunity would be forfeited by the named executive officer, subject to the Option/Compensation Committee’s discretion to determine otherwise.

Equity and Cash-based Awards.  Under the terms of the Company’s incentive plan and the terms of the agreements underlying awards made to named executive officers, outstanding equity awards and cash-based long-term performance awards (collectively referred to as “LTI awards”) may become exercisable, vested or payable in the event of death, disability, retirement and other terminations of service, as well as in the event of a change in control.  These provisions apply to all LTI awards of the named executive officers except, with respect to Mr. Cunningham, to the extent the employment agreement with Mr. Cunningham provides for different terms.

As a result of the Company’s entry into the merger agreement with Matthews and Matthews’ entry into voting agreements with certain stockholders of the Company on March 16, 2014, all outstanding equity awards, including those held by the named executive officers, became subject to accelerated vesting (or pro-rated accelerated vesting) or settlement.  Under the terms of the merger agreement all outstanding awards of stock options, restricted stock units and stock-settled appreciation rights were cancelled in exchange for cash based on the per-share consideration to be paid to Company stockholders in the merger.  Additionally, outstanding long-term cash incentive awards, including those held by named executive officers, became payable in an amount determined in accordance with the terms of the awards.

The following summarizes the treatment of LTI awards in the event of a termination or change in control as of December 31, 2013, and prior to the cancellation of such LTI awards as a result of the entry into the merger agreement with Matthews.

Stock Options.  If a named executive officer terminates employment with the Company for any reason other than “for cause” (as defined in the incentive plan), he forfeits any options that are not yet vested.  If employment is terminated for cause, he forfeits all outstanding options.  In the event of a change in control of the Company, all outstanding options become immediately fully vested and exercisable.

Stock-Settled Appreciation Rights.  If a named executive officer terminates employment with the Company for any reason other than “for cause” (as defined in the incentive plan), he forfeits any stock-settled appreciation rights (“SARs”) that are not yet vested.  If employment is terminated for cause, he forfeits all outstanding SARs. In the event of a change in control of the Company, all SARs granted to the named executive officer become fully vested and immediately exercisable.

Restricted Stock.  If a named executive’s employment with the Company terminates for any reason, other than for death, disability, or retirement, or in connection with a change in control of the Company, before the third anniversary of the date of grant, shares of restricted stock granted will be forfeited and transferred to the Company.  If a named executive’s employment with the Company terminates because of death, disability or, in certain cases, retirement, shares of restricted stock will become 100% vested and unrestricted, provided that the executive has continued in the employment of the Company through the occurrence of such event and, in certain cases with respect to retirement, that the named executive has reached the age of 55 and has completed 10 years of continuous employment with the Company.  In the event of a change in control, shares of restricted stock immediately vest and become payable in a prorated amount equal to the portion of the vesting period elapsed through the date of the change in control.

Restricted Stock Units.  If a named executive’s employment with the Company terminates for any reason, other than for death, disability or in connection with a change in control of the Company, before the third anniversary of the date of grant, restricted stock units (“RSUs”) granted will be forfeited and transferred to the Company.  If a named executive’s employment with the Company terminates because of death or disability, RSUs will become 100% vested and nonforfeitable, provided that the executive has continued in the employment of the Company through the occurrence of such event.  In the event of a change in control, RSUs immediately vest and become payable in a prorated amount equal to the portion of the vesting period elapsed through the date of the change in control.

Cash-based Performance Awards. The treatment of outstanding cash-based performance awards in the event of death, disability, retirement or upon a change in control is described under each such termination scenario below.  Termination of employment for any reason other than death, disability, retirement, or upon a change in control of the Company during the performance period or prior to payout of an incentive award will result in forfeiture of the award with no payment to the executive, subject to the discretion of the Option/Compensation Committee.

The following discussion takes each termination of employment scenario—voluntary resignation or retirement, death or disability, termination for cause, termination without cause and a change in control of the Company—and describes the additional amounts, if any, that the Company would pay or provide to each named executive officer or his beneficiaries as a result.  The discussion below and the amounts shown reflect certain assumptions made in accordance with Securities and Exchange Commission rules.  These assumptions are that the termination of employment or change in control occurred on December 31, 2013 and that the value of a share of the Company’s common stock on that day was $14.87, the closing price on the New York Stock Exchange on December 31, 2013, the last trading day of 2013.

In addition, in keeping with Securities and Exchange Commission rules, the following discussion and amounts do not include payments and benefits that are not enhanced by the termination of employment or change in control.  These payments and benefits include:

•	benefits accrued under the Company’s tax-qualified 401(k) Plan in which all employees participate;

•	accrued vacation pay, health plan continuation and other similar amounts payable when employment terminates under programs applicable to the Company’s salaried employees generally;

•	any account balances held under the Income Deferral Plan described under “Compensation Discussion and Analysis”; and
•	equity and performance awards that have vested and become exercisable or non-forfeitable, as applicable, prior to the employment termination or change in control.

The payments and benefits described above are referred to in the following discussion as the executive officer’s “vested benefits.”

Voluntary Resignation and Retirement

Resignation.  The Company is not obligated to pay amounts over and above vested benefits in the event of employment termination due to voluntary resignation, unless the executive’s age and years of service qualify for special provisions applicable for retirement.

Retirement.  The Company is not obligated to pay amounts over and above vested benefits in the event of retirement other than with respect to outstanding LTI awards.  The treatment of options and restricted stock upon retirement is discussed above under “Overview—Equity and Cash-based Awards.”  With respect to cash-based performance awards outstanding as of December 31, 2013, if a named executive officer retires during a performance period after turning 55 and completing ten complete years of service with the Company, he will receive the amount he would have been eligible to receive had he remained employed through the end of the applicable performance period based on the actual performance results of the Company during the performance period but as prorated through the date employment terminated.  If a named executive retires after turning 65 and completing 25 complete years of service, he will receive the entire amount of the award he would have been eligible to receive had he remained employed through the end of the performance period based on the actual performance results of the Company during the performance period.

None of the Company’s named executive officers qualified under any special retirement provisions of any outstanding long-term incentive awards as of December 31, 2013 except Mr. Schawk and Mr. Sarkisian.  If these officers had retired as of December 31, 2013, under the terms of their respective performance award and restricted stock award agreements, they would be entitled to the following amounts:

	Performance Award Periods						Restricted Stock
Name	2011-2013	(1)	2012-2014	(2)	2013-2015	(2)	Number of Shares(3)	Value	Total Value
David A. Schawk	$—		$453,333		$193,333		69,570	$1,034,506	$1,681,172
A. Alex Sarkisian	—		75,833		35,000		19,629	291,883	402,716

(1)
Amount represents the value that would be payable based on the Company’s actual performance results at the end of this performance period.  See “Compensation Discussion and Analysis—Long-Term Incentives—Performance Awards” for further detail of these amounts.

(2)
Amounts represent the potential value that would be payable based on the Company meeting the target level of achievement at the end of each applicable performance period, as prorated from the beginning of the performance period through December 31, 2013, the assumed date of retirement.  In the event of retirement, the terms of the award require payout based on the actual performance results of the Company at the end of the performance period.  For purposes of this calculation, Company performance at target level of achievement is assumed.

(3)	Upon retirement, all outstanding shares of restricted stock would become 100% vested and unrestricted.

Death or Disability—Employment Agreement and Life Insurance Provisions

David Schawk. As of December 31, 2013, under the terms of Mr. Schawk’s employment agreement as then in effect, in the event of Mr. Schawk’s death, the Company was obligated to pay to his beneficiaries an amount equal to his annual salary each year for a period of ten years measured from the date of death.  As of December 31, 2013, based on Mr. Schawk’s 2013 base salary, this amount would be $595,000 per year.  Mr. Schawk or his beneficiaries also would be entitled to amounts under “Life Insurance” and “Death or Disability—Treatment of LTI Awards” below.

In the event Mr. Schawk had become totally and permanently disabled, the Company could determine the amount of disability income to pay Mr. Schawk and the duration of the payments, provided that the amount and duration of the disability payments was not less than 50% of his monthly base salary prior to becoming disabled per month for the remainder of his life.  Based on Mr. Schawk’s 2013 base salary, this amount would be a minimum of approximately $24,792 per month.  Mr. Schawk or his beneficiaries also would be entitled to certain amounts under “Death or Disability—Treatment of LTI Awards” below.

In the event Mr. Schawk had been unable to perform his duties under the employment agreement due to an extended illness or disability (other than a total and permanent disability) that continued uninterrupted for more than 24 months, the Company could terminate Mr. Schawk.  In such an event, the Company agreed to pay Mr. Schawk an amount not less than his last monthly base salary prior to termination for a period of 24 months.  Based on Mr. Schawk’s 2013 base salary, this amount would be approximately $49,583 per month.

Timothy Cunningham.  Under the terms of the Mr. Cunningham’s employment agreement, in the event Mr. Cunningham dies or his employment terminates due to a disability, Mr. Cunningham would be entitled to receive (i) a pro-rata portion of his target annual bonus, if any, for the year in which his termination occurs ($225,000 as of December 31, 2013) and (ii) immediate vesting of unvested equity and other awards as described under “Death or Disability—Treatment of LTI Awards” below.  In addition, if COBRA continuation coverage is elected, the Company would be obligated to pay the full cost of his and his dependents’ health insurance premiums for one year following the termination date.  The approximate value of the COBRA benefit for 2013 would be $20,992.

Life Insurance.  The Company provides its employees, including its named executive officers, with group life, accidental death and dismemberment, and disability insurance coverage.  In addition, the Company maintains life insurance policies for Messrs. Schawk and Sarkisian.  The policies provide each executive’s beneficiary with a cash payment in the event the executive terminates service as a result of his death.  As of December 31, 2013, under the policies, Mr. Schawk’s beneficiary would be entitled to an estimated death benefit of $4,288,000 and Mr. Sarkisian’s beneficiary would be entitled to receive an estimated death benefit of $1,178,000.

Death or Disability—Treatment of LTI Awards.

Options.  Under the award agreements underlying long-term incentive awards made under the Company’s incentive plan, in the event a named executive officer dies, his vested stock options would remain exercisable for three months following his death but not beyond the original term of the option, except that under the terms of Mr. Cunningham’s employment agreement, vested stock options would remain exercisable for 120 days following his death but not beyond the original term of the option.  Additionally, pursuant to the terms of Mr. Cunningham’s employment agreement, any unvested stock option awards would become fully vested and immediately exercisable in the event of his death or disability.  At December 31, 2013, Mr. Cunningham had unvested options to purchase 49,168 shares of common stock at exercise prices ranging from $11.27 per share to $18.21 per share, which exercise prices were less than the closing price of the Company’s common stock on December 30, 2013 with respect to options covering 5,295 shares of common stock.

Restricted stock/RSUs. In the event of death or disability of a named executive officer, his unvested restricted stock awards would vest at that time provided that he had continued in the employment of the Company through the date of death or disability.  The following table reflects the value of those awards for each of the named executive officers assuming death or disability as of December 31, 2013.

	Unvested Restricted Stock/RSU Awards
Name	Total Number of Shares	Value ($)
David A. Schawk	108,168	1,608,458
Eric N. Ashworth	28,765	427,736
A. Alex Sarkisian	28,946	430,427
Timothy J. Cunningham	37,847	562,785

Performance awards.  In the event of the death of a named executive officer during a performance period (other than Mr. Cunningham), his estate would be entitled to a pro rata portion of each outstanding performance award assuming target level of achievement.  In the event of disability of an named executive officer (other than Mr. Cunningham), he would receive the amount, if any, based on the actual performance results of the Company for each applicable performance period but as prorated through the date employment terminated.  In the event of Mr. Cunningham’s death or disability during a performance period, the terms of his employment agreement provide that he would be entitled to 100% of the award assuming target level of achievement.  The following tables reflect the value of those awards for each named executive officer assuming death or disability as of December 31, 2013.

	Performance Award Periods(1) (Death)
Name	2011-2013	2012-2014	2013-2015	Total Value
David A. Schawk	$680,000	$453,333	$193,333	$1,326,666
Eric N. Ashworth	87,500	58,333	40,833	186,666
A. Alex Sarkisian	189,000	75,833	35,000	299,833
Timothy J. Cunningham	175,000	175,000	157,500	507,500

(1)
The amounts in this table represent the potential amounts payable under each outstanding cash-based performance award based on the Company meeting the target level of achievement at the end of each applicable performance period, as prorated where applicable for Messrs. Schawk, Ashworth and Sarkisian from the beginning of the performance period through December 31, 2013, the assumed date of death.

	Performance Award Periods(1) (Disability)
Name	2011-2013	(2)	2012-2014	2013-2015	Total Value
David A. Schawk	—		$453,333	$193,333	$646,666
Eric N. Ashworth	—		58,333	40,833	99,166
A. Alex Sarkisian	—		75,833	35,000	110,833
Timothy J. Cunningham	$175,000		175,000	157,500	507,500

(1)
Except as disclosed in footnote (2) with respect to the 2011-2013 performance period, amounts in this table represent the potential amounts payable under each outstanding cash-based performance award based on the Company meeting the target level of achievement at the end of each applicable performance period, as prorated where applicable for Messrs. Schawk, Ashworth and Sarkisian from the beginning of the performance period through December 31, 2013, the assumed date of disability.  In the event of disability, the terms of the awards require payout based on the actual performance results of the Company at the end of the performance period. For purposes of disability, this table assumes Company performance at target level of achievement.
(2)
Amounts in this column represent amounts payable based on the Company’s actual performance results at the end of this performance period, other than with respect to Mr. Cunningham. See “Compensation Discussion and Analysis—Long-Term Incentives—Performance Awards” for further detail of these amounts.

Termination for Cause

The Company is not obligated to pay amounts over and above vested benefits if a named executive officer’s employment terminates because of a termination for cause.  A named executive officer’s right to exercise vested options expires upon termination for cause.  Generally, under the terms of award agreements underlying stock options, “cause” means, as determined by the Option/Compensation Committee, commission of a felony; dishonesty, misrepresentation or serious misconduct in the performance of the executive’s responsibilities to the Company; unauthorized use of Company trade secrets or confidential information; or aiding a competitor of the Company.

Termination without Cause

The Company provides a severance plan for all U.S.-based full time employees, including named executive officers, but excluding members of a collective bargaining unit.  The plan allows for severance equal to three days’ pay per year of service to a maximum of eight weeks’ severance, unless further extended at the Company’s discretion.  If Mr. Sarkisian was terminated without cause as of December 31, 2013, the amount payable by the Company would be $67,692.  Messrs. Schawk, Ashworth and Cunningham would not receive any amounts under the severance plan upon termination without cause because, in the case of Messrs. Schawk and Ashworth, the amount each would be eligible to receive under his respective agreement exceeds his potential severance plan payment amount and, in the case of Mr. Cunningham, the payments and benefits he would be entitled to pursuant to the terms of his employment agreement supersede the amounts payable under the severance plan.

The employment agreement with Mr. Schawk during 2013 obligated the Company to pay severance benefits if his employment is terminated by the Company without cause at any time prior to a change in control, as defined in Mr. Schawk’s employment agreement.  The Company’s primary obligation under these circumstances would have been to provide compensation for a 48-month continuation period based on Mr. Schawk’s base salary.  Using Mr. Schawk’s base salary in effect at December 31, 2013, Mr. Schawk would be entitled to 48 monthly payments of approximately $49,583 each.

The employment agreement with Mr. Cunningham obligates the Company to pay severance benefits if his employment is terminated by the Company without cause or if Mr. Cunningham resigns with “good reason.”  If Mr. Cunningham’s employment terminated as of December 31, 2013 under either event, he would have been be entitled to receive (i) severance pay equal to one year of his base salary ($375,000 as of December 31, 2013), (ii) a pro-rata bonus (based on the number of days elapsed in the current bonus measurement period) based on his target bonus for the year in which his termination occurs ($225,000 as of December 31, 2013), (iii) immediate vesting of any then unvested equity and other awards, as described below, and (iv) if COBRA continuation coverage is elected, the Company would be obligated to pay the full cost of his and his dependents’ health insurance premiums for one year following the termination date ($20,992 at 2014 rates).

Other than with respect to Mr. Cunningham, no additional or accelerated vesting of outstanding stock options or restricted stock awards would occur in the event of a termination without cause for any of the named executive officers, nor would any payouts occur under performance awards for which the applicable performance period had not yet completed.

The following table reflects the value of Mr. Cunningham’s unvested equity awards outstanding as of December 31, 2013 that would immediately vest under the terms of his employment agreement if he had been terminated without cause as of December 31, 2013:

	Equity Awards
	Options		Restricted Stock/RSUs
Name	Number	Value	Number	Value	Total Value
Timothy J. Cunningham	49,168	$151,235	37,847	$562,785	$714,020

Under the terms of the relocation agreement with Mr. Ashworth, if the Company terminates Mr. Ashworth’s employment for reasons other than for cause, the Company will pay for his standard relocation expenses back to the San Francisco, California area, provide a severance amount equal to his annual base salary ($350,004 as of December 31, 2013), and provide reimbursement of COBRA coverage expenses for a period of 12 months (estimated to be $21,198 at 2014 rates).

Change in Control

Following a change in control, the employment agreement in effect with Mr. Schawk during 2013 provided that the Company would have no further right to terminate his employment without cause.  For purposes of Mr. Schawk’s employment agreement, a change in control generally would occur if any person or group (other than a Schawk family member) directly or indirectly acquired ownership of a majority of the voting power of Company’s common stock, or if a majority of the Company’s board of directors ceases to consist of members recommended or approved by the board of directors.

With respect to all named executive officers other than Mr. Cunningham, in the event of a change in control of the Company (as described below):

•	all outstanding options and SARs become immediately fully vested and exercisable;

•	all RSUs and shares of restricted stock immediately vest and become payable in a prorated amount equal to the portion of the vesting period elapsed through the date of the change in control; and

•
the performance period for each performance award outstanding will lapse and the performance goals associated with a performance award will be deemed to have been met at the target or maximum level of achievement (depending on the performance award), and the award will be immediately vested and payable in a prorated amount equal to the portion of the performance period elapsed through the date of the change in control; provided, the committee may determine in connection with the grant of an award as reflected in the applicable award agreement that vesting more favorable to the executive should apply.

With respect to Mr. Cunningham, in the event of a change in control of the Company (as described below):

•	all outstanding options and SARs become immediately fully vested and exercisable;

•	all RSUs and shares of restricted stock immediately vest and become payable; and

•
the performance period for each performance award outstanding will lapse and the performance goals associated with a performance award will be deemed to have been met at the target level of achievement, and 100% of the award will be immediately vested and payable.

The table below summarizes the additional payments the Company would be obligated to make pursuant to outstanding awards made under the Company’s incentive plan if a change in control occurred as of December 31, 2013.

	Performance Awards				Equity Awards
Name	2011- 2013	(1)	2012- 2014	2013- 2015	Options/SARs		Restricted Stock/RSUs		Total Value
					Number(2)	Value(3)	Number (4)	Value(5)
David A. Schawk	—		$906,667	$193,333	54,028	$165,295	61,309	$911,659	$2,176,954
Eric N. Ashworth	—		116,667	40,833	47,791	142,206	14,552	216,388	516,094
A. Alex Sarkisian	—		151,667	35,000	34,713	100,022	17,694	263,111	549,800
Timothy J. Cunningham	—		350,000	157,500	49,168	151,235	37,847	562,785	1,221,520

(1)
Amounts in this column represent amounts payable based on the Company’s actual performance results at the end of this performance period.  See “Compensation Discussion and Analysis—Long-Term Incentives—Performance Awards” for further detail of these amounts.

(2)	Total number of unvested options and SARs as of December 31, 2013.
(3)	Difference between $14.87, the closing stock price on December 31, 2013, and the exercise price of each unvested option and SAR.
(4)	Number of unvested restricted shares and RSUs as of December 31, 2013.
(5)	Value of shares based on $14.87, the closing stock price on December 31, 2013.

For purposes of outstanding awards made under the Company’s incentive plan, a change in control would occur upon any of the following events:

•
a person or group acquires 30% or more of the combined voting power of the Company’s common stock, subject to certain exceptions including acquisitions by persons or groups who were holders of 30% or more of the outstanding common stock of the Company as of May 17, 2006;

•
the board of directors ceases to be comprised of at least a majority of the members of the board of directors serving at May 17, 2006 and who joined the board subsequent to that date with the board’s approval or recommendation;

•
upon the consummation of a reorganization, merger or consolidation of the Company, or the sale of substantially all of the Company’s assets, other than transactions in which specified requirements of equity ownership in the successor corporation and in its board composition are met;

•	a transaction that results in the Company or its successor no longer being registered under the Securities Act; or

•	a complete liquidation or dissolution of the Company.

Unless the named executive officer is terminated without cause in connection with a change in control, no other amounts would have been payable upon a change in control as of December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the shares beneficially owned as of March 31, 2014 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock; (ii) by each of the Company’s directors; (iii) by each of the Company’s named executive officers; and (iv) by all directors and executive officers as a group.  All information with respect to beneficial ownership has been furnished or made available to us by the respective stockholders.

Name	Outstanding Shares Beneficially Owned(1)***		Percentage of Class Outstanding
Directors and Named Executive Officers
Clarence W. Schawk(2)	7,381,691	(3)	28.1%
Marilyn G. Schawk(2)	7,381,691	(4)	28.1
A. Alex Sarkisian**	1,853,246	(5)	7.1
David A. Schawk(2)**	1,347,888	(6)	5.1
Eric N. Ashworth	16,357		*
Timothy J. Cunningham	45,242		*
John T. McEnroe	57,174	(7)	*
Hollis W. Rademacher	16,000		*
Leonard S. Caronia	19,000		*
Michael G. O’Rourke	1,000		*
Stanley N. Logan	3,325		*
Patrick J. O’Brien	—		*
Other 5% or Greater Stockholders
Cathy Ann Schawk(2)	1,801,210	(8)	6.9
Lisa B. Stearns(2)	1,605,963	(9)	6.1
Franklin Resources, Inc.	1,791,360	(10)	6.8
Executive officers and directors as a group (11 persons)	10,740,923		40.9

*	Less than 1%.
**	Denotes a person who serves as a director and who is also a named executive officer.
***
Beneficial ownership is determined in accordance with Securities and Exchange Commission Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.  At March 31, 2014, the Company had 26,230,827 shares of common stock outstanding.

(1)
Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power, and includes common stock that may be acquired within 60 days of March 31, 2014.

(2)	The address for each of the Schawk family members is c/o Schawk, Inc., 1695 South River Road, Des Plaines, Illinois 60018.
(3)
Includes 1,536,501 shares held directly by Mr. Schawk’s wife, Marilyn Schawk; 299,420 shares held by The Clarence & Marilyn Schawk Family Foundation, with respect to which Mr. Schawk and his wife share voting and investment power but have no pecuniary interest; 762,230 shares held in the Clarence W. Schawk 1998 Revocable Trust; 1,300,000 shares held in a GRAT for which Mrs. Schawk serves as trustee with Mr. Schawk retaining investment power; and 3,483,540 shares held in trusts for the benefit of children of Mr. Schawk with respect to which Mrs. Schawk serves as trustee with voting and investment power.  Does not include shares beneficially owned by Mr. Schawk’s children, David A. Schawk, Cathy Ann Schawk, Judith Lynn Gallo and Lisa Beth Stearns, or held in family trusts for the benefit of certain of his grandchildren for which neither Mr. Schawk nor his spouse serve as trustee.

(4)
Includes 762,230 shares held directly by Mrs. Schawk’s husband, Clarence Schawk, through the Clarence W. Schawk 1998 Revocable Trust; 299,420 shares held by The Clarence & Marilyn Schawk Family Foundation, with respect to which Mrs. Schawk and her husband share voting and investment power but have no pecuniary interest; 1,300,000 shares held in a GRAT for which Mrs. Schawk as trustee with Mr. Schawk retaining investment power; and 3,483,540 shares held in trusts for the benefit of children of Mrs. Schawk for which she serves as trustee.  Does not include shares beneficially owned by Mrs. Schawk’s children, David A. Schawk, Cathy Ann Schawk, Judith Lynn Gallo and Lisa Beth Stearns, or held in family trusts for the benefit of certain of her grandchildren for which neither Mrs. Schawk nor her spouse serve as trustee.

(5)
Includes 1,714,851 shares held by various Schawk family trusts for the benefit of certain of Clarence W. Schawk’s grandchildren, for which Mr. Sarkisian serves as the trustee, or custodian, with voting and investment power over the shares.  Of the shares directly held by Mr. Sarkisian, 100,000 shares have been pledged as security for a loan.

(6)
Includes 88,800 shares held in the David and Teryl Schawk Family Foundation over which Mr. Schawk has voting and investment control but no pecuniary interest; 190,935 shares held in the Teryl Alyson Schawk 1998 Trust for which Mr. Schawk’s spouse serves as trustee; 250,297 shares held in trusts for the benefit of Mr. Schawk’s children for which Mr. Schawk’s spouse serves as trustee; 738,695 shares held in the David A. Schawk 1998 Trust; and 475 shares held as custodian.

(7)	Includes 56,173 shares owned indirectly through his spouse and 1,001 shares held in a retirement trust account.
(8)	Ms. Schawk is the daughter of Clarence W. Schawk and sister of David A. Schawk.
(9)	Includes 1,605,963 shares held in trusts for which Ms. Stearns and/or her spouse serve as trustee(s). Ms. Stearns is the daughter of Clarence W. Schawk and sister of David A. Schawk.
(10)
Based on information disclosed in a Schedule 13G/A filed by Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. (collectively, “Franklin Resources”) and Franklin Advisory Services, LLC with the Securities and Exchange Commission on February 11, 2014.  Franklin Advisory Services, LLC reports to have sole voting power with respect to 1,686,660  shares and sole dispositive power with respect to all shares reported held by Franklin Resources.  The mailing address of Franklin Resources is One Franklin Parkway, San Mateo, California 94403 and the mailing address for Franklin Advisory Services, LLC is One Parker Plaza, Ninth Floor, Fort Lee, New Jersey 07024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Because of the heightened risk of conflicts of interest and the potential, whether real or perceived, for improper valuation, the Company has a policy that the Audit Committee of the Board of Directors approve or disapprove in advance material transactions between the Company and related persons or parties.  Related persons or parties include senior officers, directors, director nominees, significant stockholders of the Company, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest.  Material transactions subject to pre-approval by the Audit Committee are those transactions that would be required to be disclosed in the Company’s annual report or proxy statement for the Company’s annual stockholder meetings in accordance with Securities and Exchange Commission rules, though other transactions and conflicts of interest apart from those that require disclosure may, in the best interests of the Company, be determined to require review and approval by the Audit Committee.

The Company’s 54,751 square foot facility at 1600 East Sherwin Avenue, Des Plaines, Illinois is leased from Graphics IV, Ltd., an Illinois limited partnership (“Graphics IV”), whose partners are the children of Clarence W. Schawk.  On March 23, 2010, the Company entered into a new four-year lease with Graphics IV for the facility at an initial annual base rent of $574,886, subject to annual adjustments to reflect increases in the Consumer Price Index.  The initial base rent was established based on a market-rent appraisal performed by a third-party appraisal firm engaged by the Company.  The total amount paid in 2013 under the lease was approximately $584,639.

During 2013 and continuing into 2014, the law firm of Vedder Price P.C. performed various legal services for the Company.  John T. McEnroe, one of the Company’s Directors, is a shareholder of that firm. Total fees billed by Vedder Price P.C. for legal services rendered during 2013 were approximately $1.56 million.

The Company retained Macquarie Capital (USA) Inc. (“Macquarie”) to serve as its financial advisor in connection with a potential business combination or sale of the Company, including the Company’s proposed business combination with Matthews.  Leonard S. Caronia, one of the Company’s Directors, served as an Executive Director and Chairman of the Financial Institutions Group of Macquarie prior to his retirement from Macquarie at the end of January 2014, and was a senior member of the team of investment banking professionals at Macquarie advising the Company pursuant to Macquarie’s engagement.  Following Mr. Caronia’s retirement, Macquarie engaged Mr. Caronia to act as a consultant to, among other things, assist Macquarie in providing financial advisory services to the Company, for which services he will receive a consulting fee of 10% of the revenue earned and received by Macquarie as a result of the proposed merger with Matthews.  If the merger with Matthews is consummated, it is currently estimated that Mr. Caronia will receive a consulting fee from Macquarie of approximately $600,000, a substantial portion of which is contingent upon the closing of the merger.  In addition, in contemplation of the consulting arrangement, Caronia Investments, an entity owned and controlled by Mr. Caronia, was made a third party beneficiary under the engagement letter between Macquarie and the Company, and the Company agreed to indemnify and hold harmless Caronia Investments and certain of its affiliates including Mr. Caronia from and against certain claims, liabilities and expenses.

The Company is party to an amended and restated registration rights agreement, dated January 31, 2005, with certain Schawk family members and related trusts (collectively, “Schawk Family Holders”).  The agreement grants demand registration rights for the shares held by the Schawk Family Holders.

Item 14.  Principal Accounting Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

The Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013 was Ernst & Young, LLP.

Fees for Services Provided by Independent Public Accountants

Fees for all services provided by Ernst & Young LLP for the fiscal years ended December 31, 2013 and 2012 are as follows:

Audit Fees.  Audit fees for 2013 and 2012 totaled approximately $2,903,584 and $2,917,000, respectively.  Audit fees are related to the audit of the financial statements contained in the Company’s Annual Report on Form 10-K and the Company’s internal controls over financial reporting, reviews of quarterly financial statements contained in the Company’s quarterly reports on Form 10-Q and statutory audits of various other domestic and foreign subsidiaries.

Audit-Related Fees.  Fees for audit-related services were $33,500 in 2013 and $112,000 in 2012.  Audit-related fees in 2013 were associated with services performed in connection with the sale of a Company facility and potential business combination transactions.  Audit-related fees in 2012 were associated with financial due diligence services performed in connection with potential acquisitions.

Tax Fees.  Fees for tax services were $194,244 in 2013 and $179,000 in 2012.  The tax fees for both 2013 and 2012 related primarily to transfer pricing services performed on behalf of the Company.

All Other Fees.  Fees for other services were $0 in 2013 and $133,000 in 2012. The fees in 2012 consisted primarily of advisory fees associated with the Company’s information technology and business process improvement initiative.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  For each proposed service, the independent auditors must provide detailed back-up documentation at the time of approval.  The Audit Committee may delegate pre-approval authority to one or more of its members.  Such member must report any decisions to the Audit Committee at the next scheduled meeting.  The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the independent auditors.

All of the services provided by the independent auditors described above were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cook County, State of Illinois, on the 30th day of April 2014.

Schawk, Inc.

By:	/s/John B. Toher
John B. Toher
Vice President and Corporate Controller

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002