Form 10-Q
period 2014-03-31
SCHAWK INC
filed 2014-04-30
CIK 719164

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of April 17, 2014 was 26,230,827.

SCHAWK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Schawk, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,947	$6,171
Trade accounts receivable, less allowance for doubtful accounts of $2,079 at March 31, 2014 and $2,040 at December 31, 2013	94,128	96,559
Unbilled services	18,322	18,095
Prepaid expenses and other current assets	13,403	8,584
Income tax receivable	11,076	2,053
Deferred income taxes	1,240	1,227
Total current assets	143,116	132,689

Property and equipment, less accumulated depreciation of $120,640 at March 31, 2014 and $117,933 at December 31, 2013	57,098	59,003
Goodwill, net	201,610	201,913
Other intangible assets, net:
Customer relationships	23,082	24,035
Other	420	461
Deferred income taxes	4,295	4,218
Other assets	8,271	8,222

Total assets	$437,892	$430,541

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$16,144	$17,132
Accrued expenses	68,620	51,137
Deferred income taxes	217	215
Income taxes payable	256	3,902
Current portion of long-term debt	1,266	1,266
Total current liabilities	86,503	73,652

Long-term liabilities:
Long-term debt	60,534	56,636
Deferred income taxes	11,231	8,759
Other long-term liabilities	38,326	40,647
Total long-term liabilities	110,091	106,042

Stockholders’ equity:
Common stock, $0.008 par value, 40,000,000 shares authorized, 31,324,898 and 31,321,010 shares issued at March 31, 2014 and December 31, 2013, respectively, 26,230,827 and 26,226,303 shares outstanding at March 31, 2014 and December 31, 2013, respectively	229	229
Additional paid-in capital	208,596	213,247
Retained earnings	87,153	92,000
Accumulated other comprehensive income, net	10,541	10,605
Treasury stock, at cost, 5,094,071 and 5,094,707 shares of common stock at March 31, 2014 and December 31, 2013, respectively	(65,221)	(65,234)
Total stockholders’ equity	241,298	250,847

Total liabilities and stockholders’ equity	$437,892	$430,541

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Net revenues	$101,886	$107,158

Operating expenses:
Cost of services (excluding depreciation and amortization)	65,448	68,186
Selling, general and administrative expenses (excluding depreciation and amortization)	28,261	30,441
Merger-related expenses	8,135	--
Depreciation and amortization	4,587	4,096
Business and systems integration expenses	1,608	2,658
Foreign exchange loss (gain)	349	(242)
Acquisition integration and restructuring expenses	345	243
Multiemployer pension withdrawal income	(1,870)	--
Impairment of long-lived assets	--	36
Operating income (loss)	(4,977)	1,740

Other income (expense):
Interest income	87	26
Interest expense	(902)	(1,095)

Income (loss) from continuing operations before income taxes	(5,792)	671
Income tax benefit	(3,059)	(651)
Income (loss) from continuing operations	(2,733)	1,322
Income from discontinued operations, net of tax	--	133

Net income (loss)	$(2,733)	$1,455

Earnings (loss) per share: Basic: Income (loss) from continuing operations	$(0.10)	$0.05
Income from discontinued operations	--	0.01
Net income (loss) per common share	$(0.10)	$0.06

Diluted: Income (loss) from continuing operations	$(0.10)	$0.05
Income from discontinued operations	--	0.01
Net income (loss) per common share	$(0.10)	$0.06

Weighted average number of common and common equivalent shares outstanding:
Basic	26,350	26,154
Diluted	26,350	26,224

Dividends per Class A common share	$0.08	$0.08

Net income (loss)	$(2,733)	$1,455
Foreign currency translation adjustments	(64)	(2,341)
Comprehensive loss	$(2,797)	$(886)

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Cash flows from operating activities
Net income (loss)	$(2,733)	$1,455
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	3,573	3,398
Amortization	1,014	1,049
Impairment of long-lived assets	--	36
Amortization of deferred financing fees	55	62
Accretion of discount on multiemployer pension liability	208	209
Loss (gain) realized on sale of property and equipment	28	(69)
Stock based compensation expense	1,247	416
Tax benefit from stock compensation	(823)	(74)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	2,535	(1,740)
Unbilled services	(280)	439
Prepaid expenses and other current assets	(5,111)	(948)
Trade accounts payable, accrued expenses and other liabilities	6,444	7,661
Income taxes refundable	(9,392)	(1,265)
Net cash (used in) provided by operating activities	(3,235)	10,629

Cash flows from investing activities
Proceeds from sale of business	197	--
Proceeds from sales of property and equipment	17	8
Purchases of property and equipment	(1,704)	(3,738)
Net cash used in investing activities	(1,490)	(3,730)

Cash flows from financing activities
Issuance of common stock	733	696
Proceeds from issuance of long-term debt	56,701	36,775
Payments of long-term debt including current portion	(52,843)	(45,871)
Tax benefit from stock compensation	823	74
Cash dividends	(2,101)	(2,090)
Net cash provided by (used in) financing activities	3,313	(10,416)

Effect of foreign currency rate changes	188	(151)

Net decrease in cash and cash equivalents	(1,224)	(3,668)
Cash and cash equivalents at beginning of period	6,171	9,651

Cash and cash equivalents at end of period	$4,947	$5,983

The Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

Schawk, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

The significant accounting policies of Schawk, Inc. (“Schawk” or the “Company”) are included in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”). There have been no material changes in the Company’s significant accounting policies since December 31, 2013.

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

These financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the Company’s consolidated financial statements and the notes thereto for the three years ended December 31, 2013, as filed with its 2013 Form 10-K. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). The amendments in ASU 2013-11 provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 effective January 1, 2014. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Pending Merger

On March 16, 2014, the Company entered into a definitive merger agreement with Matthews International Corporation (“Matthews”), pursuant to which Matthews will acquire the Company. Under the terms of the merger agreement, each share of Company common stock outstanding as of the effective date of the merger will be cancelled in exchange for $11.80 in cash and 0.20582 of a share of Matthews common stock. Simultaneously with the signing of the definitive merger agreement, certain members of the Schawk family, both individually and on behalf of trusts for the benefit of certain Schawk family members, who hold or control in the aggregate approximately 61 percent of the Company’s outstanding common stock, entered into agreements with Matthews pursuant to which such family members agreed to vote their shares, and shares held in family trusts, in favor of the approval of the merger agreement. The transaction is expected to be completed during the third quarter of 2014.

Under provisions of the Company’s long term incentive plan, this event was considered a change in control. Under the terms of the merger agreement, components of the Company's incentive programs were impacted as follows:

•
Unexpired stock options and stock appreciation rights became fully vested as of March 16, 2014. Pursuant to the terms of the merger agreement, outstanding stock options and stock appreciation rights were cancelled and the Company, in the second quarter of 2014, paid the holders of stock options and stock appreciation rights the difference between the exercise price of each award and $20 per share (unless the exercise price equaled or exceeded $20, in which case no cash consideration was paid for the cancellation of the applicable stock options or stock appreciation rights).

•
Restricted stock units became vested in most cases on a pro rata basis equal to the portion of the three-year vesting period elapsed through March 16, 2014. Pursuant to the terms of the merger agreement, such awards were cancelled and in exchange the Company, in the second quarter of 2014, paid cash to the holders of restricted stock units at the rate of $20 per vested unit. The portion of a restricted stock unit grant that did not become vested was forfeited by the holder.

•
Restricted stock awards became vested in most cases on a pro rata basis equal to the portion of the three-year vesting period elapsed through March 16, 2014 and remained outstanding common shares of the Company, no longer subject to forfeiture.  Any portion of a restricted stock grant that did not become vested was forfeited by the holder.

•
Long term cash awards became payable on a pro rata basis equal to the portion of the three-year performance period elapsed through March 16, 2014. The Company, in the second quarter of 2014, paid the pro rata portion of each award in cash.

In addition, outstanding options granted under the outside directors option plan were cancelled in exchange for cash representing the difference between the exercise price of each award and $20 per share, with no consideration being paid for the cancellation of stock options with exercise prices equaling or exceeding $20 per share.

The following table summarizes the cash distributions related to outstanding equity and cash awards paid in the second quarter of 2014:

	Stock Options and Stock Appreciation Rights	Restricted Stock Units	Long Term Cash Awards	Total

Cash distribution (excluding payroll taxes)	$6,326	$1,128	$3,882	$11,336

The settlements of the stock options, stock appreciation rights and restricted stock units were considered to be repurchases of equity instruments and resulted in charges to Additional paid-in capital. The following table summarizes the amounts recorded to Additional paid-in capital, resulting from the accelerated vesting and settlement of outstanding equity awards during the first quarter of 2014:
	Stock Options and Stock Appreciation Rights	Restricted Stock and Restricted Stock Units	Total

Charge for repurchase of equity instruments	$6,326	$1,128	$7,454
Credit for acceleration of equity compensation amortization to reflect full vesting and other equity compensation amortization adjustments	(867)	(72)	(939)
Charge to reflect restricted stock withheld for payment of tax liabilities upon release	--	643	643

Net charge to Additional paid-in capital	$5,459	$1,699	$7,158

The following table summarizes the expenses recognized during the three-month period ended March 31, 2014 related to the vesting and settlement of outstanding cash and equity awards, as well as other merger-related costs incurred during the quarter. The expenses are included in Merger-related expenses on the Consolidated Statements of Comprehensive Income (Loss.)
	Stock Options and Stock Appreciation Rights	Restricted Stock and Restricted Stock Units	Long Term Cash Awards	Total

Increase in accrued expenses	$--	$--	$3,160	$3,160
Acceleration of equity compensation expense	800	222	--	1,022
Other equity compensation expense adjustments	67	(150)	--	(83)

Total merger-related incentive plan expenses	$867	$72	$3,160	4,099

Other merger-related costs:
Professional fees				3,322
Employer taxes related to incentive plan settlements				647
Other				67

Total merger-related expenses				$8,135

Note 3 – Sale of Business and Discontinued Operations

On July 3, 2013, the Company completed the sale of various assets comprising its former large-format printing business located in Los Angeles, California. The net assets of the large format printing business were considered to be held for sale as of June 30, 2013. The large-format printing business was considered to be outside of the Company’s core business and was included in the Americas segment. The aggregate selling price for the business was $10,444, comprised of $8,247 in cash, $2,000 in a secured subordinated note and $197 accrued as a receivable from the buyer for an estimated net working capital adjustment, which was settled in the first quarter of 2014. The Company recorded a loss of $6,251 on the sale of the business in the second quarter of 2013, including a goodwill allocation of $7,000 which represented a portion of the Company’s Americas reporting segment goodwill allocated to the large-format printing business.

Operating results for the discontinued operations for the periods presented in this quarterly report are as follows:

	Three months ended March 31,
	2014	2013

Net revenues	$--	$3,845

Operating expenses:
Cost of services (excluding depreciation and amortization)	--	2,383
Selling, general and administrative expenses (excluding depreciation and amortization)	--	876
Depreciation and amortization	--	351
Acquisition integration and restructuring expenses	--	4

Operating income	$--	$231

Income before income taxes	$--	$231
Income tax provision	--	98

Income from discontinued operations, net of tax	$--	$133

Note 4 – Unbilled Services

Unbilled services consist of the following:

	March 31,	December 31,
	2014	2013

Unbilled services	$16,654	$16,476
Production supplies	1,668	1,619
Total	$18,322	$18,095

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share from continuing operations, discontinued operations and from net income (loss) per common share are computed by dividing income (loss) from continuing operations, income from discontinued operations and net income (loss), respectively, by the weighted average shares outstanding for the period. Diluted earnings (loss) per share from continuing operations, discontinued operations and from net income (loss) per common share are computed by dividing income (loss) from continuing operations, income from discontinued operations and net income (loss), respectively, by the weighted average number of common shares, including common stock equivalent shares (stock options and stock-settled stock appreciation rights) outstanding for the period.  Certain share-based payment awards which entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic earnings (loss) per share. There were no reconciling items to net income to arrive at income (loss) available to common stockholders.

As described in Note 2 - Pending Merger, in connection with the Company's entry into a definitive merger agreement on March 16, 2014, all outstanding stock options and stock-settled stock appreciation rights were cancelled in exchange for cash. As a result, there is no effect on earnings per share from dilutive and anti-dilutive stock options for the three-month period ended March 31, 2014.

The following table details the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2014	2013

Income (loss) from continuing operations	$(2,733)	$1,322
Income from discontinued operations	--	133
Net income (loss)	$(2,733)	$1,455

Weighted average shares – Basic	26,350	26,154
Effect of dilutive stock options	--	70
Adjusted weighted average shares and assumed conversions - Diluted	26,350	26,224

	Three Months Ended
	March 31,
	2014	2013
Basic:
Income (loss) from continuing operations	$(0.10)	0.05
Income from discontinued operations	--	0.01
Net income (loss) per common share	$(0.10)	0.06

Diluted:
Income (loss) from continuing operations	$(0.10)	0.05
Income from discontinued operations	--	0.01
Net income (loss) per common share	$(0.10)	0.06

The following table presents the potentially dilutive outstanding stock options excluded from the computation of diluted earnings per share for each period because they would be anti-dilutive:
	Three Months Ended March 31,
	2014	2013

Anti-dilutive options	--	1,550
Exercise price range	$--	$11.71-21.08

Note 6 – Comprehensive Loss

The Company reports certain changes in equity during a period in accordance with current accounting guidance for comprehensive income. Accumulated other comprehensive income, net includes cumulative translation adjustments and pension liability adjustments, net of tax. The components of comprehensive loss, net of tax, for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(2,733)	$1,455
Foreign currency translation adjustments	(64)	(2,341)
Comprehensive loss	$(2,797)	$(886)

Note 7 – Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards using the straight-line expense attribution method. There were no equity compensation grants made by the Company during the first three months of 2014. The equity compensation grants during the first three months of 2013 were in the form of stock appreciation rights and restricted stock units.

The Company records compensation expense for employee stock options and stock appreciation rights based on the estimated fair value of the options and stock appreciation rights on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the table below. The Company uses historical data among other factors to estimate the expected price volatility, the expected term and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options and stock appreciation rights granted during the three-month period ended March 31, 2013, using the Black-Scholes option-pricing model.

	Three Months Ended
	March 31, 2013

Expected dividend yield	2.84%
Expected stock price volatility	56.36%
Risk-free interest rate	1.26%
Weighted-average expected life of options	6.47	years
Forfeiture rate	2.50%

There were no equity compensation grants made by the Company during the first three months of 2014. The number of stock appreciation rights and restricted stock units granted during the three-month period ended March 31, 2013 was 207. The total fair value of stock appreciation rights and restricted stock units granted during the three-month period ended March 31, 2013 was $1,674. As of March 31, 2013 there was $3,605 of total unrecognized compensation cost related to nonvested stock-based compensation awards outstanding, which was expected to be recognized over a weighted average period of approximately two years. Expense recognized for the three-month period ended March 31, 2013 was $416.

The total expense related to equity compensation awards recognized for the three-month period ended March 31, 2014 was $1,247 and is included in the Consolidated Statements of Comprehensive Income (Loss) as follows: $939 is included in Merger-related expenses and $308 is included in Selling, general and administrative expenses. See Note 2 – Pending Merger for more information regarding the impact of the merger on the Company’s equity compensation awards.

Note 8 – Impairment of Long-lived Assets

The Company did not record any charges for impairment of long-lived assets during the three-month period ended March 31, 2014. During the three-month period ended March 31, 2013, the Company recorded impairment charges of $27 and $9, for customer relationship and trade name assets, respectively, in the Asia Pacific operating segment. The first quarter 2013 impairment charge reflected the Company’s decision to close the Seoul, Korea office acquired in its 2011 Brandimage acquisition. The impairment charges are included in Impairment of long-lived assets in the Consolidated Statements of Comprehensive Income (Loss).

Note 9 – Debt

Debt obligations consist of the following:

	March 31, 2014	December 31, 2013

Revolving credit agreement	$35,487	$31,580
Series A senior note payable - Tranche B	1,229	1,229
Series F senior note payable	25,000	25,000
Other	84	93
Total	61,800	57,902
Less amounts due in one year or less	(1,266)	(1,266)
Total	$60,534	$56,636

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

The 2012 Credit Agreement provides for a five-year unsecured, multicurrency revolving credit facility in the principal amount of $125,000 (the “Credit Facility”), including a $10,000 swing-line loan subfacility and a $10,000 subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the Credit Facility by up to $50,000 by obtaining one or more new commitments from new or existing lenders to fund such increase. Loans under the Credit Facility generally bear interest at a LIBOR or Federal funds rate plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 225 basis points. At closing, the applicable margin on LIBOR-based loans was 175 basis points. The unutilized portion of the Credit Facility will be used primarily for general corporate purposes, such as working capital and capital expenditures.

At March 31, 2014, there was $20,000 outstanding under the LIBOR portion of the U.S. facility at an interest rate of approximately 1.87 percent. At the Company’s option, loans under the facility can bear interest at prime plus 1.5 percent. At March 31, 2014, there was $4,400 of prime rate borrowing outstanding at an interest rate of 4.00 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At March 31, 2014, there was $8,591 outstanding under prime rate borrowings at an interest rate of approximately 3.75 percent. The Company’s UK subsidiary borrowed under the revolving credit facility in the form of LIBOR Sterling loans.  At March 31, 2014, there was $2,496 outstanding under LIBOR Sterling loans at an interest rate of approximately 2.26 percent.

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

Senior Notes

In 2003, the Company entered into a private placement of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior note that was outstanding at March 31, 2014 bears interest at 8.98 percent. The remaining aggregate balance of the note, $1,229, is included in Current portion of long-term debt on the March 31, 2014 Consolidated Balance Sheets.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at March 31, 2014.

As of March 14, 2014, the lenders under the 2012 Credit Agreement entered into a Consent Memorandum with the Company (the “Consent Memorandum”) pursuant to which the lenders agreed that the voting arrangements to be entered into between Matthews and certain Schawk family stockholders would not constitute a “Change of Control” as defined in the 2012 Credit Agreement. Contemporaneously with the entry into the Consent Memorandum, the Company also received consents from the holders of its senior notes, pursuant to which such noteholders consented to similar actions under the applicable note purchase agreements in respect of the voting arrangements described above.

The merger between the Company and Matthews is expected to be completed in the third quarter of 2014. Upon closing, it is anticipated that the Company’s revolving credit facility and outstanding senior notes will be repaid in full.

Other Debt Arrangements

In July 2013, the Company’s Belgium subsidiary entered into a financing arrangement for the purchase of production equipment in the amount of $110, with monthly payments over a three year period ending in June 2016. The balance outstanding at March 31, 2014 is $84, of which $37 is included in Current portion of long-term debt and $47 is included in Long-term debt.

Deferred Financing Fees

At March 31, 2014, the Company had $616 of unamortized deferred financing fees related to prior revolving credit facility and note purchase agreement amendments. During the first quarter of 2014, the Company amortized deferred financing fees totaling $55. During the first quarter of 2013, the Company amortized deferred financing fees totaling $62. These amounts are included in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

Note 10 – Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill by reportable segment during the three-month period ended March 31, 2014, were as follows:

	Americas	Europe	Asia Pacific	Total
Cost:
December 31, 2013	$195,475	$42,685	$8,764	$246,924
Foreign currency translation	(680)	288	233	(159)

March 31, 2014	$194,795	$42,973	$8,997	$246,765

Accumulated impairment:
December 31, 2013	$(14,185)	$(29,739)	$(1,087)	$(45,011)
Foreign currency translation	160	(258)	(46)	(144)

March 31, 2014	$(14,025)	$(29,997)	$(1,133)	$(45,155)

Net book value:
December 31, 2013	$181,290	$12,946	$7,677	$201,913

March 31, 2014	$180,770	$12,976	$7,864	$201,610

The Company’s other intangible assets subject to amortization are as follows:

		March 31, 2014
	Weighted Average Life	Cost	Accumulated Amortization	Net

Customer relationships	13.9 years	$55,433	$(32,351)	$23,082
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	821	(790)	31
Trade names	3.9 years	1,428	(1,039)	389
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.1 years	$60,064	$(36,562)	$23,502

		December 31, 2013
	Weighted Average Life	Cost	Accumulated Amortization	Net
Customer relationships	13.9 years	$55,377	$(31,342)	$24,035
Digital images	5.0 years	450	(450)	--
Developed technologies	3.0 years	712	(712)	--
Non-compete agreements	3.6 years	827	(790)	37
Trade names	3.9 years	1,434	(1,010)	424
Contract acquisition cost	3.0 years	1,220	(1,220)	--

	13.1 years	$60,020	$(35,524)	$24,496

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

See Note 8 – Impairment of Long-lived Assets for more information as to certain impairment charges.

Amortization expense related to the other intangible assets totaled $1,014 and $1,049 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Amortization expense for each of the next five twelve-month periods beginning April 1, 2014, is expected to be approximately $3,892 for 2015, $3,739 for 2016, $3,661 for 2017, $3,472 for 2018, and $3,436 for 2019.

Note 11 – Income Taxes

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

The following table sets out the tax provision (benefit) for continuing operations and the effective tax rates of the Company:

	Three Months Ended March 31,
(in thousands)	2014	2013

Income (loss) from continuing operations before income taxes	$(5,792)	$671
Income tax benefit	$(3,059)	$(651)
Effective tax rate	52.8%	(97.0	) %

In the first quarter of 2014, the Company recognized a tax benefit of $3,059 on a loss before taxes of $5,792, for an effective tax rate of 52.8 percent, as compared to an effective rate of (97.0) percent for the first quarter of 2013. The change in effective tax rate for the first quarter of 2014, as compared to the same period for 2013, is primarily attributable to discrete tax benefits related to equity compensation applied to an operating loss for the quarter.

The Company has reserves for unrecognized tax benefits, exclusive of interest and penalties, of $1,845 and $1,758 at March 31, 2014 and December 31, 2013, respectively. The reserve for uncertain tax positions as of March 31, 2014 increased by $87 primarily due to the establishment of additional uncertain tax positions.

Note 12 – Segment Reporting

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

Segment information relating to results of operations for continuing operations was as follows:

	Three Months Ended March 31,
	2014	2013

Net revenues:
Americas	$73,167	$82,574
Europe	23,566	19,872
Asia Pacific	10,053	9,706
Intersegment revenue elimination	(4,900)	(4,994)

Total	$101,886	$107,158

Operating segment income (loss):
Americas	$8,527	$11,842
Europe	1,522	(181)
Asia Pacific	581	347
Corporate	(15,607)	(10,268)
Operating income (loss)	(4,977)	1,740
Interest expense, net	(815)	(1,069)
Income (loss) from continuing operations before income taxes	$(5,792)	$671

Note 13 – Acquisition Integration and Restructuring

In 2008, the Company initiated a cost reduction and restructuring plan involving a consolidation and realignment of its workforce and incurred costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs. The Company continued its cost reduction efforts and incurred additional costs for facility closings and employee termination expenses during the years 2009 through 2013 and through the first quarter of 2014.

The following table summarizes the accruals recorded, adjustments, and the cash payments during the three-month periods ended March 31, 2014, related to cost reduction and restructuring actions initiated during the years 2008 through 2014.The adjustments are comprised principally of changes to previously recorded expense accruals. The remaining reserve balance of $2,947 is included on the Consolidated Balance Sheets at March 31, 2014 as follows: $2,588 in Accrued expenses and $359 in Other long-term liabilities.

	Employee Terminations	Lease Obligations	Total

Actions Initiated in 2008
Liability balance at December 31, 2013	$--	$2,257	$2,257
Adjustments	--	68	68
Cash payments	--	(207)	(207)
Liability balance at March 31, 2014	$--	$2,118	$2,118

Actions Initiated in 2012
Liability balance at December 31, 2013	$26	$657	$683
Adjustments	--	(14)	(14)
Cash payments	--	(643)	(643)
Liability balance at March 31, 2014	$26	$--	$26

Actions Initiated in 2013
Liability balance at December 31, 2013	$475	$304	$779
Adjustments	(24)	50	26
Cash payments	(114)	(117)	(231)
Liability balance at March 31, 2014	$337	$237	$574

Actions Initiated in 2014
Liability balance at December 31, 2013	$--	$--	$--
New accruals	265	--	265
Cash payments	(36)	--	(36)
Liability balance at March 31, 2014	$229	$--	$229

The total expenses for the cost reduction and restructuring actions initiated in 2008, 2012, 2013, and 2014 shown above were $345 for the three-month period ended March 31, 2014 and are presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss).

The expenses for the three-month periods ended March 31, 2014 and March 31, 2013 and the cumulative expense since the cost reduction program’s inception were recorded in the following segments:

			Asia
	Americas	Europe	Pacific	Corporate	Total

Three months ended March 31, 2014	$367	$(6)	$(16)	$--	$345
Three months ended March 31, 2013	$209	$75	$(41)	$--	$243
Cumulative since program inception	$16,759	$7,261	$1,387	$1,912	$27,319

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

For purposes of financial reporting, the Company has determined that the fair value of such financial instruments as cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates carrying value at March 31, 2014.

The Company’s multiemployer pension withdrawal liability is categorized as Level 3 within the fair value hierarchy. The fair value of the multiemployer pension withdrawal liability was estimated using a present value analysis as of December 31, 2012. See Note 15 – Multiemployer Pension Withdrawal for more information regarding the multiemployer withdrawal liability.

The following table summarizes the changes in the fair value of the Company’s multiemployer pension withdrawal liability during the first three months of 2014:

Fair Value

Liability balance at January 1, 2014	$32,516
Accretion of present value discount	208
Reduction of estimated liability	(1,870)

Liability balance at March 31, 2014	$30,854

The following table summarizes the fair values as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Multiemployer pension withdrawal liability	$--	$--	$30,854	$30,854

Note 15 – Multiemployer Pension Withdrawal

The Company has participated in the Graphic Communications Conference International Brotherhood of Teamsters National Pension Fund (“NPF”), formerly known as the Graphic Communications Conference International Brotherhood of Teamsters Supplemental Retirement and Disability Fund (“SRDF”), pursuant to collective bargaining agreements at eight locations. During the fourth quarter of 2012, the Schawk Board of Directors executed a resolution to authorize management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the NPF. The negotiations with the local bargaining units concluded during the first quarter of 2014. The decision to exit the NPF was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. A withdrawal liability should be recorded if circumstances that give rise to an obligation become probable and estimable. Management concluded that a complete withdrawal from the NPF was both probable and estimable, subject to the Company’s good faith bargaining obligations. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability for its withdrawal from the NPF of $31,683 as of December 31, 2012, which was the then present value of the estimated future payments required for withdrawal. The liability balance was $32,516 at December 31, 2013.

In April 2014, the NPF notified the Company that it had made a complete withdrawal from the NPF in the plan year ended April 30, 2014. The Company’s withdrawal liability is expected to be $39,468, consisting of 240 monthly payments of $164, beginning June 4, 2014. The payments were discounted at a risk free rate of 2.54 percent. As of March 31, 2014, the liability for its withdrawal from the NPF is $30,854, which is the present value of the estimated future payments required for withdrawal. Accordingly, the Company adjusted its estimated withdrawal liability to reflect the expected monthly payments, reducing the gross liability by $1,718 and reducing the present value discount by $152, for a total credit to income of $1,870. If a plan termination or mass withdrawal occurs, the Company’s withdrawal liability may be larger than it is currently estimated. The Company currently believes the likelihood of a plan termination or mass withdrawal occurring within the next few years to be remote.

For the three month period ended March 31, 2014, the Company accreted $208 of the present value discount, and reduced the estimated withdrawal liability by $1,870, resulting in a liability balance of $30,854 at March 31, 2014, which is included on the Consolidated Balance Sheets at March 31, 2014 as follows: $870 in Accrued expenses and $29,984 in Other long-term liabilities. For the three month period ended March 31, 2013, the Company accreted $209 of the present value discount.  The expense associated with the accretion of the present value discount is included in Interest expense and the income associated with the revised withdrawal liability is reflected in Multiemployer pension withdrawal income on the Consolidated Statements of Comprehensive Income (Loss).

Note 16 - Subsequent events

On April 11, 2014, the Company entered into a letter of intent to sell its facility located in Los Angeles, California. The property had been the operating facility for the Company’s large format printing operation, which was sold in July 2013 and the majority of the building has been leased to the buyer of the business since that time. The Company has also been using a portion of the building for its Los Angeles creative business, which was not part of the large format printing business which was sold.

The selling price of the facility to be sold is expected to recover its carrying value and therefore no impairment loss is anticipated. The land and building are classified as held and used on the Company’s Consolidated balance sheets at March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report that relate to the Company’s beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends any such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable within the bounds of its knowledge of its industry, business and operations, it can give no assurance the assumptions will prove to have been correct and undue reliance should not be placed on such statements. Important factors that could cause actual results to differ materially and adversely from the Company’s expectations and beliefs include, among other things, the strength of the United States economy in general and specifically market conditions for the consumer products industry; the level of demand for the Company’s services; unfavorable foreign exchange fluctuations; changes in or weak consumer confidence and consumer spending; loss of key management and operational personnel; the ability of the Company to implement its business strategy and cost reduction plans and to realize anticipated cost savings; the ability of the Company to comply with the financial covenants contained in its debt agreements and obtain waivers or amendments in the event of non-compliance; the ability of the Company to maintain an effective system of disclosure and internal controls and the discovery of any future control deficiencies or weaknesses, which may require substantial costs and resources to rectify; the stability of state, federal and foreign tax laws; the ability of the Company to identify and capitalize on industry trends and technological advances in the imaging industry; higher than expected costs associated with compliance with legal and regulatory requirements; higher than anticipated costs or lower than anticipated benefits associated with the Company’s ongoing information technology and business process improvement initiative; unanticipated costs or difficulties associated with integrating acquired operations; any impairment charges due to declines in the value of the Company’s fixed and intangible assets, including goodwill; the stability of political conditions in foreign countries in which the Company has production capabilities; terrorist attacks and the U.S. response to such attacks; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission. In addition, factors relating to the proposed merger between the Company and Matthews could cause results to differ materially from those set forth in forward-looking statements, including, among other things, the impact of the pending merger will have on the Company’s financial results prior to and following completion of the merger; the ability to complete the merger in the expected timeframe or at all, including as a result of purported class action lawsuits brought on behalf of holders of Company common stock seeking to, among other things, enjoin the merger; merger integration risks and uncertainties; and disruptions to client and employee relationships and business operations as a result of the merger. The Company assumes no obligation to update publicly any of these statements in light of future events.

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

Pending Merger with Matthews

On March 16, 2014, the Company entered into a definitive merger agreement with Matthews International Corporation (“Matthews”), pursuant to which Matthews will acquire the Company. Under the terms of the merger agreement, each share of Company common stock outstanding as of the effective date of the merger will be cancelled in exchange for $11.80 in cash and 0.20582 of a share of Matthews common stock. Simultaneously with the signing of the definitive merger agreement, certain members of the Schawk family, both individually and on behalf of trusts for the benefit of certain Schawk family members, who hold or control in the aggregate approximately 61 percent of the Company’s outstanding common stock, entered into agreements with Matthews pursuant to which such family members agreed to vote their shares, and shares held in family trusts, in favor of the approval of the merger agreement. The transaction is expected to be completed during the third quarter of 2014.

Under provisions of the Company’s long term incentive plan, this event was considered a change in control. Under the terms of the merger agreement, components of the Company's incentive programs were impacted as follows:

•
Unexpired stock options and stock appreciation rights became fully vested as of March 16, 2014. Pursuant to the terms of the merger agreement, outstanding stock options and stock appreciation rights were cancelled and the Company, in the second quarter of 2014, paid the holders of stock options and stock appreciation rights the difference between the exercise price of each award and $20 per share (unless the exercise price equaled or exceeded $20, in which case no cash consideration was paid for the cancellation of the applicable stock options or stock appreciation rights).

•
Restricted stock units became vested in most cases on a pro rata basis equal to the portion of the three-year vesting period elapsed through March 16, 2014. Pursuant to the terms of the merger agreement, such awards were cancelled and in exchange the Company, in the second quarter of 2014, paid cash to the holders of restricted stock units at the rate of $20 per vested unit. The portion of a restricted stock unit grant that did not become vested was forfeited by the holder.

•
Restricted stock awards became vested in most cases on a pro rata basis equal to the portion of the three-year vesting period elapsed through March 16, 2014 and remained outstanding common shares of the Company, no longer subject to forfeiture.  Any portion of a restricted stock grant that did not become vested was forfeited by the holder.

•
Long term cash awards became payable on a pro rata basis equal to the portion of the three-year performance period elapsed through March 16, 2014. The Company, in the second quarter of 2014, paid the pro rata portion of each award in cash.

In addition, outstanding options granted under the outside directors option plan were cancelled in exchange for cash representing the difference between the exercise price of each award and $20 per share, with no cash consideration being paid for the cancellation of stock options with exercise prices equaling or exceeding $20 per share.

The following table summarizes the cash distributions related to the outstanding equity and cash awards paid in the second quarter of 2014:

(in millions)	Stock Options and Stock Appreciation Rights	Restricted Stock Units	Long Term Cash Awards	Total

Cash distribution (excluding payroll taxes)	$6.3	$1.1	$3.9	$11.3

The following table summarizes the expenses recognized during the three-month period ended March 31, 2014 related to the vesting and settlement of outstanding cash and equity awards, as well as other merger-related costs incurred during the quarter. The expenses are included in Merger-related expenses on the Consolidated Statements of Comprehensive Income (Loss.)

(in millions)	Stock Options and Stock Appreciation Rights	Restricted Stock and Restricted Stock Units	Long Term Cash Awards	Total

Increase in accrued expenses	$--	$--	$3.2	$3.2
Acceleration of equity compensation expense	0.8	0.2	--	1.0
Other equity compensation expense adjustments	0.1	(0.2)	--	(0.1)

Total merger-related incentive plan expenses	$0.9	$--	$3.2	4.1

Other merger-related costs:
Professional fees				3.3
Employer taxes related to incentive plan settlements				0.6
Other				0.1

Total merger-related expenses				$8.1

Discontinued Operations

On July 3, 2013, the Company completed the sale of various assets comprising its former large-format printing business located in Los Angeles, California. The large-format printing business was considered to be outside of the Company’s core business and was included in the Americas segment. The aggregate selling price for the business was $10.4 million, comprised of $8.2 million in cash, $2.0 million in a secured subordinated note and $0.2 million accrued as a receivable from the buyer for an estimated net working capital adjustment, which was settled in the first quarter of 2014. The Company recorded a loss of $6.3 million on the sale of the business in the second quarter of 2013, including a goodwill allocation of $7.0 million which represented a portion of the Company’s Americas reporting segment goodwill allocated to the large-format printing business. The results of operations of the business sold are reported as discontinued operations for all periods presented in this quarterly report.

Financial Overview

Net revenues in the first quarter of 2014 were $101.9 million compared to $107.2 million in the first quarter of 2013, a decrease of $5.3 million, or 4.9 percent. The revenue decrease in the first quarter of 2014 compared to the prior year’s quarter reflects a decrease in revenues from the Company’s consumer products packaging accounts and essentially flat revenues from the Company’s advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues decreased in the Americas segment but increased in the Europe and Asia Pacific segments in the first quarter of 2014 compared to the prior year’s quarter. The Americas segment decreased by $9.4 million, or 11.4 percent, the Europe segment increased by $3.7 million, or 18.6 percent and the Asia Pacific segment increased by $0.3 million, or 3.6 percent, in each case prior to intersegment revenue elimination.

Consumer products packaging accounts revenues in the first quarter of 2014 were $89.0 million, or 87.3 percent of total revenues, as compared to $94.1 million, or 87.9 percent of total revenues, in the same period of the prior year, representing a decrease of 5.5 percent, due to reduced client activity within brand development and deployment. Retail and advertising accounts revenues of $12.9 million in the first quarter of 2014, or 12.7 percent of total revenues, decreased 0.7 percent from $13.0 million in the first quarter of 2013.

Cost of services (excluding depreciation and amortization) was $65.4 million, or 64.2 percent of revenues, in the first quarter of 2014, a decrease of $2.7 million, or 4.0 percent, from $68.2 million, or 63.6 percent of revenues, in the first quarter of 2013. The decrease in cost of services during the first quarter of 2014 compared to 2013 was mainly due to a decrease in labor related expenses.

The Company recorded an operating loss of $5.0 million in the first quarter of 2014 compared to an operating profit of $1.7 million in the first quarter of 2013, a decrease of $6.7 million. The operating loss percentage was 4.9 percent for the first quarter of 2014, compared to a 1.6 percent operating income percentage in the first quarter of 2013. The operating loss in the current quarter compared to the operating income in the prior year’s quarter is due primarily to the lower net revenues in the first quarter of 2014 compared to the first quarter of 2013 and the merger-related expenses of $8.1 million recorded in the first quarter of 2014, partially offset by the multiemployer pension withdrawal income of $1.9 million recorded in the first quarter of 2014 and a decrease in business and systems integration expenses of approximately $1.1 million quarter-over-quarter.

Selling, general and administrative expenses (excluding depreciation and amortization) decreased $2.2 million, or 7.2 percent, in the first quarter of 2014 to $28.3 million from $30.4 million in the first quarter of 2013. Expenses related to the Company’s pending merger with Matthews International Corporation, were $8.1 million during the first quarter of 2014. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $1.1 million to $1.6 million in the first quarter of 2014 from $2.7 million in the first quarter of 2013, as the Company’s investment in the system build phase of the new ERP system is substantially complete. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, increased by $0.1 million, from $0.2 million in the first quarter of 2013 to $0.3 million in the first quarter of 2014. The Company recorded $1.9 million of multiemployer pension withdrawal income in the first quarter of 2014, resulting from a decrease in the estimated liability originally recorded in 2012 for the Company’s withdrawal from the GCC/IBT National Pension Plan. A net loss of $0.3 million on foreign exchange exposures was recorded in the first quarter of 2014 compared to a net gain of $0.2 million on foreign exchange exposures recorded in the first quarter of 2013. No impairment of long-lived assets was recorded in first quarter of 2014, compared to less than $0.1 million of impairment of long-lived assets in the first quarter of 2013.

Interest expense in the first quarter of 2014 was $0.9 million compared to $1.1 million in the first quarter of 2013, a decrease of $0.2 million, or 17.6 percent. Interest expense in both the first quarter of 2014 and the first quarter of 2013 includes $0.2 million of interest related to accretion of the present value discount related to the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax benefit of $3.1 million in the first quarter of 2014 compared to an income tax benefit of $0.7 million in the first quarter of 2013. The effective tax rate was 52.8 percent for the first quarter of 2014 compared to an effective tax rate of (97.0) percent in the first quarter of 2013. The change in effective tax rate for the first quarter of 2014, as compared to the same period for 2013, is primarily attributable to discrete tax benefits related to equity compensation applied to an operating loss for the quarter.

In the first quarter of 2014, the Company recorded a loss from continuing operations of $2.7 million, or $0.10 per diluted share compared to an income from continuing operations of $1.3 million, or $0.05 per diluted share in the first quarter of 2013. The decrease in profitability, period-over-period, is principally due to the lower net revenue and the merger-related expenses recorded in the first quarter of 2014, partially offset by the multiemployer pension withdrawal income recorded in the first quarter of 2014 and a decrease in business and systems integration expenses quarter-over-quarter.

In the first quarter of 2013, the Company recorded net income of $0.1 million, net of tax, from discontinued operations. There were no operating results related to discontinued operations in the first quarter of 2014.

Cost Reduction and Capacity Utilization Actions

Beginning in 2008, and continuing to-date, the Company incurred restructuring costs for employee terminations, obligations for future lease payments, fixed asset impairments, and other associated costs as part of its previously announced plan to reduce costs through a consolidation and realignment of its work force and facilities. The total expense recorded for the three-month periods ended March 31, 2014 and March 31, 2013 was $0.3 million and $0.2 million, respectively, and is presented as Acquisition integration and restructuring expense in the Consolidated Statements of Comprehensive Income (Loss). See Note 13 – Acquisition Integration and Restructuring in Part I, Item 1 for additional information.

The expense for each of the years 2008 through 2013 and for the first three months of 2014, and the cumulative expense since the cost reduction program’s inception, was recorded in the following operating segments:

			Asia
(in millions)	Americas	Europe	Pacific	Corporate	Total

Three months ended March 31, 2014	$0.3	$--	$--	$--	$0.3
Year ended December 31, 2013	1.4	0.3	0.1	--	1.8
Year ended December 31, 2012	4.3	0.9	0.1	--	5.3
Year ended December 31, 2011	0.7	0.6	--	0.1	1.4
Year ended December 31, 2010	1.1	0.5	--	0.5	2.1
Year ended December 31, 2009	3.4	1.4	1.0	0.4	6.2
Year ended December 31, 2008	5.5	3.6	0.2	0.9	10.2

Cumulative since program inception	$16.7	$7.3	$1.4	$1.9	$27.3

Multiemployer pension withdrawal expense

The Company has eight bargaining units in the United States that participate in the GCC/IBT National Pension Plan pursuant to a number of collective bargaining agreements. In December 2012, the Company’s Board of Directors authorized management to enter into good faith negotiations with the local bargaining units to effect a complete withdrawal from the pension plan. The negotiations with the local bargaining units continued during 2013 and the first quarter of 2014, with negotiations for withdrawal completed with all bargaining units by early April 2014. The decision to exit the plan was made in order to mitigate potentially greater financial exposure to the Company in the future under the plan, which is significantly underfunded, and to facilitate the consideration of future changes to the Company’s operations in the United States. Based on an analysis prepared by an independent actuary, the Company recorded an estimated liability at December 31, 2012 for its withdrawal from the pension plan of $31.7 million, which was the then present value of the estimated future payments required for withdrawal. The liability balance was $32.5 million at December 31, 2013.

In April 2014, the NPF notified the Company that it had made a complete withdrawal from the NPF in the plan year ended April 30, 2014. The Company’s withdrawal liability is expected to be $39.5 million, consisting of 240 monthly payments of approximately $0.2 million, beginning June 4, 2014. The Company adjusted its estimated withdrawal liability to reflect the expected monthly payments, reducing the estimated liability at March 31, 2014 by $1.9 million to $30.9 million, which is the present value of the estimated future payments required for withdrawal. The balance of $30.9 million is included on the Consolidated Balance Sheets at March 31, 2014 as follows: $0.9 million is included in Accrued expenses and $30.0 million is included in Other long-term liabilities. For the three month period ended March 31, 2014, the Company accreted $0.2 million of the present value discount.  The expense associated with the accretion of the present value discount is included in Interest expense and the income associated with the revision to the withdrawal liability is reflected in Multiemployer pension withdrawal income on the Consolidated Statements of Comprehensive Income (Loss).

Results of Operations

Consolidated

The following table sets forth certain amounts, ratios and relationships calculated from the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended:

	Three Months Ended March 31,		2014 vs. 2013 Increase (Decrease)
			$	%
	2014	2013	Change	Change

Net revenues	$101,886	$107,158	$(5,272)	(4.9)%

Operating expenses:
Cost of services (excluding depreciation and
amortization)	65,448	68,186	(2,738)	(4.0)%
Selling, general and administrative expenses (excluding
depreciation and amortization)	28,261	30,441	(2,180)	(7.2)%
Merger-related expenses	8,135	--	8,135	nm
Depreciation and amortization	4,587	4,096	491	12.0%
Business and systems integration expenses	1,608	2,658	(1,050)	(39.5)%
Foreign exchange (gain) loss	349	(242)	591	nm
Acquisition integration and restructuring expenses	345	243	102	42.0%
Impairment of long-lived assets	--	36	(36)	nm
Multiemployer pension withdrawal income	(1,870)	--	(1,870)	nm
Operating income (loss)	(4,977)	1,740	(6,717)
Operating margin percentage	(4.9)%	1.6%

Other income (expense):
Interest income	87	26	61	nm
Interest expense	(902)	(1,095)	193	(17.6)%

Income (loss) from continuing operations before income taxes	(5,792)	671	(6,463)	nm
Income tax provision (benefit)	(3,059)	(651)	(2,408)	nm
Income (loss) from continuing operations	(2,733)	1,322	(4,055)	nm
Income (loss) from discontinued operations, net of tax	--	133	(133)	nm
Net income (loss)	$(2,733)	$1,455	$(4,188)	nm

Expressed as a percentage of net revenues:
Cost of services	64.2%	63.6%	60	bp
Selling, general and administrative expenses	27.7%	28.4%	(70)	bp
Merger-related expenses	8.0%	--%	800	bp
Depreciation and amortization	4.5%	3.8%	70	bp
Business and systems integration expenses	1.6%	2.5%	(90)	bp
Foreign exchange (gain) loss	0.3%	(0.2)%	50	bp
Acquisition integration and restructuring expenses	0.3%	0.2%	10	bp
Multiemployer pension withdrawal income	(1.8)%	--%	(180)	bp
Operating margin	(4.9)%	1.6%	(650)	bp

bp = basis points
nm = not meaningful

Net revenues in the first quarter of 2014 were $101.9 million compared to $107.2 million in the first quarter of 2013, a decrease of $5.3 million, or 4.9 percent. The revenue decrease in the first quarter of 2014 compared to the prior year’s quarter reflects a decrease in revenues from the Company’s consumer products packaging accounts and essentially flat revenues from the Company’s advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of approximately $0.7 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries. Net revenues decreased in the Americas segment but increased in the Europe and Asia Pacific segments in the first quarter of 2014 compared to the prior year’s quarter. The Americas segment decreased by $9.4 million, or 11.4 percent, the Europe segment increased by $3.7 million, or 18.6 percent and the Asia Pacific segment increased by $0.3 million, or 3.6 percent, in each case prior to intersegment revenue elimination.

Consumer products packaging accounts revenues in the first quarter of 2014 were $89.0 million, or 87.3 percent of total revenues, as compared to $94.1 million, or 87.9 percent of total revenues, in the same period of the prior year, representing a decrease of 5.5 percent, due to reduced client activity within brand development and deployment. Retail and advertising accounts revenues of $12.9 million in the first quarter of 2014, or 12.7 percent of total revenues, decreased 0.7 percent from $13.0 million in the first quarter of 2013.

Cost of services (excluding depreciation and amortization) was $65.4 million, or 64.2 percent of revenues, in the first quarter of 2014, a decrease of $2.7 million, or 4.0 percent, from $68.2 million, or 63.6 percent of revenues, in the first quarter of 2013. The decrease in cost of services during the first quarter of 2014 compared to 2013 was mainly due to a decrease in labor related expenses.

The Company recorded an operating loss of $5.0 million in the first quarter of 2014 compared to an operating profit of $1.7 million in the first quarter of 2013, a decrease of $6.7 million. The operating loss percentage was 4.9 percent for the first quarter of 2014, compared to a 1.6 percent operating income percentage in the first quarter of 2013. The operating loss in the current quarter compared to the operating income in the prior year’s quarter is due primarily to the lower net revenues in the first quarter of 2014 compared to the first quarter of 2013 and the merger-related expenses of $8.1 million recorded in the first quarter of 2014, partially offset by the multiemployer pension withdrawal income of $1.9 million recorded in the first quarter of 2014 and a decrease in business and systems integration expenses of approximately $1.1 million quarter-over-quarter.

Selling, general and administrative expenses (excluding depreciation and amortization) decreased $2.2 million, or 7.2 percent, in the first quarter of 2014 to $28.3 million from $30.4 million in the first quarter of 2013. Expenses related to the Company’s pending merger with Matthews International Corporation, were $8.1 million during the first quarter of 2014. Business and systems integration expenses related to the Company’s information technology and business process improvement initiative decreased $1.1 million to $1.6 million in the first quarter of 2014 from $2.7 million in the first quarter of 2013, as the Company’s investment in the system build phase of the new ERP system is substantially complete. Acquisition integration and restructuring expenses, related to the Company’s cost reduction and capacity utilization initiatives, increased by $0.1 million, from $0.2 million in the first quarter of 2013 to $0.3 million in the first quarter of 2014. The Company recorded $1.9 million of multiemployer pension withdrawal income in the first quarter of 2014, resulting from a decrease in the estimated liability originally recorded in 2012 for the Company’s withdrawal from the GCC/IBT National Pension Plan. A net loss of $0.3 million on foreign exchange exposures was recorded in the first quarter of 2014 compared to a net gain of $0.2 million on foreign exchange exposures recorded in the first quarter of 2013. No impairment of long-lived assets was recorded in first quarter of 2014, compared to less than $0.1 million of impairment of long-lived assets in the first quarter of 2013.

Interest expense in the first quarter of 2014 was $0.9 million compared to $1.1 million in the first quarter of 2013, a decrease of $0.2 million, or 17.6 percent. Interest expense in both the first quarter of 2014 and the first quarter of 2013 includes $0.2 million of interest related to accretion of the present value discount related to the Company’s estimated multiemployer pension withdrawal liability.

The Company recorded an income tax benefit of $3.1 million in the first quarter of 2014 compared to an income tax benefit of $0.7 million in the first quarter of 2013. The effective tax rate was 52.8 percent for the first quarter of 2014 compared to an effective tax rate of (97.0) percent in the first quarter of 2013. The change in effective tax rate for the first quarter of 2014, as compared to the same period for 2013, is primarily attributable to discrete tax benefits related to equity compensation applied to an operating loss for the quarter.

In the first quarter of 2014, the Company recorded a loss from continuing operations of $2.7 million, or $0.10 per diluted share compared to an income from continuing operations of $1.3 million, or $0.05 per diluted share in the first quarter of 2013. The decrease in profitability, period-over-period, is principally due to the lower net revenue and the merger-related expenses recorded in the first quarter of 2014, partially offset by the multiemployer pension withdrawal income recorded in the first quarter of 2014 and a decrease in business and systems integration expenses quarter-over-quarter.

In the first quarter of 2013, the Company recorded net income of $0.1 million, net of tax, from discontinued operations. There were no operating results related to discontinued operations in the first quarter of 2014.

Other Information

Depreciation and amortization expense related to continuing operations was $4.6 million for the first quarter of 2014 as compared to $4.1 million for the same period of 2013.

Capital expenditures in the first quarter of 2014 were $1.7 million compared to $3.7 million in the same period of 2013. The capital expenditures in both periods are primarily related to the Company’s information technology and business process improvement initiatives.

Segment Information

Americas

The following table sets forth Americas segment results for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 vs. 2013 Increase (Decrease)
(in thousands)	2014	2013	$	%

Net revenues	$73,167	$82,574	$(9,407)	(11.4)%
Cost of services	$49,552	$53,749	$(4,197)	(7.8)%
Selling, general and administrative expenses	$12,409	$14,330	$(1,921)	(13.4)%
Business and systems integration expenses	$198	$--	198	nm
Acquisition integration and restructuring expenses	$367	$209	$158	75.6%
Foreign exchange (gain) loss	$90	$(4)	$94	nm
Depreciation and amortization	$2,024	$2,448	$(424)	(17.3)%
Operating income	$8,527	$11,842	$(3,315)	(28.0)%
Operating margin	11.7%	14.3%		(260)	bp
Capital expenditures	$942	$961	$(19)	(2.0)%
Total assets	$319,836	$351,789	$(31,953)	(9.1)%

nm = not meaningful
bp = basis points

Net revenues in the first quarter of 2014 for the Americas segment were $73.2 million compared to $82.6 million in the same period of the prior year, a decrease of $9.4 million or 11.4 percent. The revenue decrease in the first quarter of 2014 compared to the prior year’s quarter reflects a decrease in revenues from the Company’s consumer packaging accounts and essentially flat revenues from advertising and retail accounts. Revenues in the current quarter compared to the prior year’s quarter were negatively impacted by changes in foreign currency translation rates of $1.0 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services in the first quarter of 2014 was $49.6 million, or 67.7 percent of revenues, compared to $53.7 million, or 65.1 percent of revenues, in the same period of the prior year, a decrease of $4.2 million or 7.8 percent. The decrease in cost of services was mainly due to a decrease in labor related expenses.

Operating income was $8.5 million or 11.7 percent of revenues, in the first quarter of 2014 compared to $11.8 million, or 14.3 percent of revenues, in the first quarter of 2013, a decrease of $3.3 million, or 28.0 percent. The decrease in operating income is principally due to the decrease in net revenues period-over-period.

Europe

The following table sets forth Europe segment results for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 vs. 2013 Increase (Decrease)
(in thousands)	2014	2013	$	%

Net revenues	$23,566	$19,872	$3,694	18.6%
Cost of services	$15,137	$13,784	$1,353	9.8%
Selling, general and administrative expenses	$5,713	$5,553	$160	2.9%
Business and systems integration expenses	$434	$--	434	nm
Acquisition integration and restructuring expenses	$(6)	$75	$(81)	nm
Foreign exchange loss	$60	$2	$58	nm
Depreciation and amortization	$706	$639	$67	10.5%
Operating income (loss)	$1,522	$(181)	$1,703	nm
Operating margin	6.5%	(0.9)%		740	bp
Capital expenditures	$172	$572	$(400)	(69.9)%
Total assets	$58,620	$52,886	$5,734	10.8%

nm = not meaningful
bp = basis points

Net revenues in the Europe segment in the first quarter of 2014 were $23.6 million compared to $19.9 million in the same period of the prior year, an increase of $3.7 million or 18.6 percent. The revenue increase in the first quarter of 2014 compared to the previous year reflects an increase in promotional activity from the Company’s consumer product packaging accounts. Revenues in the current quarter compared to the prior year’s quarter were positively impacted by changes in foreign currency translation rates of $1.1 million, as the U.S. dollar decreased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

The cost of services was $15.1 million, or 64.2 percent of revenues, in the first quarter of 2014 compared to $13.8 million or 69.4 percent of revenues in the first quarter of 2013, an increase of $1.4 million or 9.8 percent. The increase in cost of services during the first quarter of 2014 compared to 2013 was mainly due to a increase in labor related expenses.

Operating income was $1.5 million, or 6.5 percent of revenues, in the first quarter of 2014, compared to an operating loss of $0.2 million or 0.9 percent of revenues in the first quarter of 2013. The increase in operating income was mainly due to the increase in revenue.

Asia Pacific

The following table sets forth Asia Pacific segment results for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 vs. 2013 Increase (Decrease)
(in thousands)	2014	2013	$	%

Net revenues	$10,053	$9,706	$347	3.6%
Cost of services	$5,659	$5,647	$12	0.2%
Selling, general and administrative expenses	$3,341	$3,394	$(53)	(1.6)%
Business and systems integration expenses	$67	$--	$67	nm
Acquisition integration and restructuring expenses	$(16)	$(41)	$25	(61.0)%
Foreign exchange (gain) loss	$66	$(46)	$112	nm
Impairment of long-lived assets	$--	$36	$(36)	nm
Depreciation and amortization	$355	$369	$(14)	(3.8)%
Operating income	$581	$347	$234	67.4%
Operating margin	5.8%	3.6%		220	bp
Capital expenditures	$271	$314	$(43)	(13.7)%
Total assets	$25,103	$26,943	$(1,840)	(6.8)%

nm = not meaningful
bp = basis points

Net revenues in the Asia Pacific segment in the first quarter of 2014 were $10.1 million compared to $9.7 million in the same period of the prior year, an increase of $0.3 million or 3.6 percent, reflecting an increase in promotional activity from the Company’s packaging accounts. Revenues for the first quarter of 2014, as compared to the first quarter of 2013, were negatively impacted by changes in foreign currency translation rates of approximately $0.8 million, as the U.S. dollar increased in value relative to the local currencies of certain of the Company’s non-U.S. subsidiaries.

Cost of services was $5.7 million in the first quarter of 2014, or 56.3 percent of revenues, as compared to $5.6 million, or 58.2 percent of revenues, in the first quarter of 2013, an increase of less than $0.1 million, or 0.2 percent.

Operating income was $0.6 million in the first quarter of 2014, or 5.8 percent of revenues, as compared to $0.3 million, or 3.6 percent of revenues, in the first quarter of 2013, an increase of $0.2 million. The increase in operating income in the current period, compared to the prior year’s period, is due principally to the increase in net revenues.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures, support working capital requirements and service indebtedness. The Company’s principal sources of liquidity are cash generated from its operating activities and borrowings under its credit agreement. The Company’s total debt outstanding at March 31, 2014 was $61.8 million compared to $57.9 million at December 31, 2013.

As of March 31, 2014, the Company had $4.9 million in consolidated cash and cash equivalents, compared to $6.2 million at December 31, 2013. The decrease in cash and cash equivalents at March 31, 2014 compared to December 31, 2013 reflects the Company’s efforts to use cash on hand to manage its revolving credit facility.

Cash (used in) provided by operating activities. Cash used in operating activities was $3.2 million in the first three months of 2014 compared to cash provided by operating activities of $10.6 million in the first three months of 2013. The cash used in operating activities in the 2014 period compared to the cash provided by operating activities in the 2013 period reflects a $2.7 million net loss in the first three months of 2014 compared to net income of $1.5 million for the first three months of 2013. The cash used in operations in the 2014 period compared to the cash provided by operations in the 2013 period also reflects less favorable changes in the operating assets and liabilities in the first three months of 2014 compared to the first three months of 2013. The period-over-period change in operating assets and liabilities includes a decrease in cash provided by operating activities attributable to an increase in income taxes refundable of $9.4 million, principally arising from the merger-related costs in the 2014 period, compared to an increase in income taxes refundable of $1.3 million in the 2013 period.

Depreciation and intangible asset amortization expense in the first three months of 2014 was $3.6 million and $1.0 million, respectively, as compared to $3.4 million and $1.0 million, respectively, in the first three months of 2013.

Cash used in investing activities. Cash used in investing activities was $1.5 million in the first three months of 2014 compared to $3.7 million used in investing activities during the comparable 2013 period. Capital expenditures were $1.7 million in the first three months of 2014 compared to $3.7 million in the first three months of 2013. The capital expenditures in both periods principally reflect expenditures related to the Company’s ongoing information technology and business process improvement initiative designed to improve customer service, business effectiveness and internal controls, as well as to reduce operating costs. Over the next five years, assuming no significant business acquisitions, routine capital expenditures are expected to be in the range of $9.0 to $11.0 million annually.

Cash provided by (used in) financing activities. Cash provided by financing activities in the first three months of 2014 was $3.3 million compared to cash used in financing activities of $10.4 million during the first three months of 2013. The cash provided by financing activities in the 2014 period reflects $3.9 million of net proceeds of debt compared to $9.1 million of net payments of debt during the comparable period of 2013. The Company received proceeds of $0.7 million from the issuance of common stock during both the first three months of 2014 and the first three months of 2013. The issuance of common stock in both periods is attributable to stock option exercises and issuance of shares pursuant to the Company’s employee stock purchase plan. Dividend payments on common stock at $0.08 per share quarterly were $2.1 million for both the first three months of 2014 and the first three months of 2013. Subject to a declaration at the discretion of the Board of Directors, the Company expects to pay a quarterly dividend of $0.08 per share in the second quarter of 2014.

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

The 2012 Credit Agreement provides for a five-year unsecured, multicurrency revolving credit facility in the principal amount of $125.0 million (the “Credit Facility”), including a $10.0 million swing-line loan subfacility and a $10.0 million subfacility for letters of credit. The Company may, at its option and subject to certain conditions, increase the amount of the Credit Facility by up to $50.0 million by obtaining one or more new commitments from new or existing lenders to fund such increase. Loans under the Credit Facility generally bear interest at a LIBOR or Federal funds rate plus a margin that varies with the Company’s cash flow leverage ratio, in addition to applicable commitment fees, with a maximum rate of LIBOR plus 225 basis points. At closing, the applicable margin on LIBOR-based loans was 175 basis points. The unutilized portion of the Credit Facility will be used primarily for general corporate purposes, such as working capital and capital expenditures.

At March 31, 2014, there was $20.0 million outstanding under the LIBOR portion of the U.S. facility at an interest rate of approximately 1.87 percent. At the Company’s option, loans under the facility can bear interest at prime plus 1.5 percent. At March 31, 2014, there was $4.4 million of prime rate borrowing outstanding at an interest rate of 4.00 percent. The Company’s Canadian subsidiary borrowed under the revolving credit facility in the form of bankers’ acceptance agreements and prime rate borrowings. At March 31, 2014, there was $8.6 million outstanding under prime rate borrowings at an interest rate of approximately 3.75 percent. The Company’s UK subsidiary borrowed under the revolving credit facility in the form of LIBOR Sterling loans. At March 31, 2014, there was $2.5 million outstanding under LIBOR Sterling loans at an interest rate of approximately 2.26 percent.

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

Senior Notes

In 2003, the Company entered into a private placement of debt to provide long-term financing in which it issued senior notes pursuant to note purchase agreements, which have since been amended as further discussed below. The senior note that was outstanding at March 31, 2014 bears interest at 8.98 percent. The remaining aggregate balance of the note, $1.2 million is included in Current portion of long-term debt on the March 31, 2014 Consolidated Balance Sheets.

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

Debt Covenant Compliance and Noteholders Consent

The Company was in compliance with all covenant obligations under the aforementioned credit and note purchase agreements at March 31, 2014.

As of March 14, 2014, the lenders under the 2012 Credit Agreement entered into a Consent Memorandum with the Company (the “Consent Memorandum”) pursuant to which the lenders agreed that the voting arrangements to be entered into between Matthews and certain Schawk family stockholders would not constitute a “Change of Control” as defined in the 2012 Credit Agreement. Contemporaneously with the entry into the Consent Memorandum, the Company also received consents from the holders of its senior notes, pursuant to which such noteholders consented to similar actions under the applicable note purchase agreements in respect of the voting arrangements described above.

The merger between the Company and Matthews is expected to be completed in the third quarter of 2014. Upon closing, it is anticipated that the Company’s revolving credit facility and outstanding senior notes will be repaid in full.

Other Debt Arrangements

In July 2013, the Company’s Belgium subsidiary entered into a financing arrangement for the purchase of production equipment in the amount of $0.1 million, with monthly payments over a three year period ending in June 2016. The balance outstanding at March 31, 2014 is less than $0.1 million.

Off-balance Sheet Arrangements and Contractual Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

There were no material changes in the Company’s minimum debt, lease and other material noncancelable commitments as of March 31, 2014 from those reported in the Company’s Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 – Significant Accounting Policies to the Consolidated Financial Statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2013 for further discussion of the Company’s critical accounting estimates and policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A discussion regarding market risk is included in the Company’s Form 10-K for the year ended December 31, 2013. There have been no material changes in information regarding market risk relating to the Company’s business on a consolidated basis since December 31, 2013.

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

Based on their evaluation as of March 31, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

(b) Changes in Internal Control Over Financial Reporting

Other than as follows, there have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

In connection with the Company’s information technology and business process improvement initiative, the Company is currently implementing a new global Enterprise Resource Planning (“ERP”) system, which will replace multiple legacy financial systems used for job production and invoicing, and which includes upgrades to the Company’s general accounting, financial reporting and human resource systems. The first phase of the new ERP system, consisting principally of an upgrade of the Company’s general accounting, human resources and financial reporting systems, was implemented during 2012. In addition, beginning the second half of 2012 and continuing through the first quarter of 2014, the Company implemented job production and invoicing modules at certain of the Company’s locations. During the balance of 2014, additional phases of the ERP system are anticipated to be implemented, including the job production and invoicing modules at the remainder of the Company’s locations. As a result of the implementation of the new ERP system, certain of the Company’s internal controls over financial reporting and related processes will be modified or redesigned to conform with and support the new ERP system.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) descriptions of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition.  The risk factors described in the Annual Report as well as those described below (collectively, the “Risk Factors”) could materially adversely affect the Company’s business, financial condition, future results or trading price of its common stock. In addition to the other information contained in the reports the Company files with the SEC, investors should consider these Risk Factors prior to making an investment decision with respect to the Company’s stock. The risks described in the Risk Factors, however, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company’s business could be adversely impacted by uncertainties related to the merger with Matthews.

Uncertainty about the completion or effect of the pending merger with Matthews may adversely affect the Company’s business prior to and following the anticipated merger with Matthews, including harming the Company’s relationships with its clients, vendors and other persons with whom the Company has business relationships.  These uncertainties may cause clients, vendors and others that deal with the Company to delay or defer doing business with the Company or cause them to seek to change existing business relationships with the Company, which could negatively impact the revenues, earnings and cash flows of the Company regardless of whether the merger is completed.  Uncertainty about the completion or effect of the pending merger also may lead to increased competition from the Company’s competitors and may impair employee morale and the Company’s ability to retain and motivate key employees. If key officers or other employees depart because of uncertainty about their future roles, lack of compensatory or financial incentives or a desire not to remain with the business after the completion of the merger, the Company’s business could be harmed. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger process also could adversely affect the Company’s business, results of operations, financial condition or prospects.

The Company will be subject to contractual restrictions on its business and operations while the anticipated merger with Matthews is pending.

Except as expressly permitted by the merger agreement or as required by applicable law, subject to certain exceptions, until the effective time of the merger, the merger agreement restricts the Company’s ability to take certain actions and engage in certain transactions until the effective date of the merger.  These restrictions include, among other things, restrictions on the Company’s ability to:

•	declare or pay dividends, other than in accordance with past practice;

•	purchase its outstanding capital stock;

•	acquire any business, entity or assets that are material to the Company and its subsidiaries;

•	sell, transfer, lease or otherwise dispose of its properties or assets;

•	enter into new lines of business;

•	other than borrowings under existing credit facilities not in excess of certain specified amounts, incur, assume or guarantee indebtedness for borrowed money or issue or sell debt securities;

•	make any investment in, or loan or advance to, any person or entity;

•	make any capital expenditures in excess of specified threshold amounts;

•	pay, discharge or settle certain claims, liabilities or obligations, or commence, settle or compromise any material litigation, proceeding or investigation;

•	other than in the ordinary course of business consistent with past practice, enter into, terminate, modify, extend or amend any material contract;

•	settle any material tax liability, amend any tax return, enter into any material contract with or request any ruling from a governmental entity relating to taxes;

•	except as required under a contract or plan currently in effect, make material changes impacting the compensation of the Company’s directors, officers or employees; and

•	make or perform other specified actions as provided for in the merger agreement.

Among other potential impacts, these restrictions may prevent the Company from pursuing attractive business opportunities and making beneficial changes to its business prior to the anticipated completion of the merger.

Any failure to complete or a significant delay in completing the merger would negatively impact the Company’s business.

The consummation of the merger with Matthews is subject to the satisfaction of a number of conditions under the merger agreement, and the merger agreement may be terminated by Matthews or the Company under certain circumstances.  In addition, purported class actions brought on behalf of holders of Company common stock, if successful, also could have the effect of delaying or preventing the merger.  Accordingly, there is no assurance that the merger will occur on the terms and timeline currently contemplated or at all, or that the conditions to the merger will be satisfied in a timely manner or at all.  If the proposed merger is not completed or becomes significantly delayed, the market price of the Company’s common stock may decline significantly.  Additionally, if the merger is not completed, the Company’s financial results may be adversely affected due to, among other things, the costs and expenses relating to the merger that the Company would still be required to pay.  In addition, the termination of the merger agreement under specified circumstances would require the Company to pay termination and expense reimbursement fees.

If the merger is not consummated, the Company may become subject to litigation related to any failure to complete the merger and suffer negative publicity and uncertainty that may adversely affect relationships with the Company’s clients, employees, vendors and other business partners and generate negative impressions of the Company in the investment community.  Any disruptions to the Company’s business resulting from the announcement and pendency of the merger, including any adverse changes in the Company’s relationships with its clients, employees, vendors and other business partners or the Company’s recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.  Any of the foregoing circumstances could negatively impact the Company’s business, relationships or financial condition as compared to the Company’s business, relationships or financial condition prior to the announcement of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company

In November 2010, the Board of Directors of the Company reinstated the Company’s share repurchase program, which authorizes the Company to repurchase from time to time up to two million shares of Schawk Inc. common stock per year, subject to the restricted payment limitations of the Company’s credit facility. The Company did not repurchase any shares of its common stock during either the three-month period ended March 31, 2014 or the three-month period ended March 31, 2013. In addition, shares of common stock are occasionally tendered to the Company by certain employee and director stockholders in payment of stock options exercised. No shares of Schawk, Inc. common stock were tendered to the Company in connection with stock option exercises during either the three-month period ended March 31, 2014 or March 31, 2013. During the three-month period ended March 31, 2013, certain officers of the Company tendered 33,317 shares of Schawk Inc. common stock to the Company in satisfaction of tax liabilities associated with retirement-age vesting provisions of their restricted stock awards. The shares tendered had a market value of $0.5 million based on a $13.70 per share closing price on the date the shares were tendered. The receipt of the shares was recorded by the Company as an addition to Treasury Stock and a reduction of a receivable from the Company officers.

On March 16, 2014, the Company entered into a definitive merger agreement with Matthews International Corporation (“Matthews”), pursuant to which Matthews will acquire the Company. Simultaneously with the signing of the definitive merger agreement, certain members of the Schawk family entered into agreements pursuant to which such family members agreed to vote their shares, and shares held in family trusts, in favor of the approval of the merger agreement. Under provisions of the Company’s outstanding equity compensation awards, this event was considered a change in control and, under the terms of the merger agreement, resulted in the cash settlement of outstanding stock options, stock appreciation rights and restricted stock units. The settlement of the stock options, stock appreciation rights and restricted stock units was recorded as a repurchase of equity securities and resulted in a $7.5 million reduction of Additional paid in capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pending Merger with Matthews.

Item 6. Exhibits

2.1
Agreement and Plan of Merger and Reorganization among Schawk, Inc., Matthews International Corporation, Moonlight Merger Sub Corp. and Moonlight Merger Sub LLC, dated as of March 16, 2014.  Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed with the SEC on March 19, 2014.

3.1	Certificate of Incorporation of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 333-39113.

3.2	By-Laws of Schawk, Inc., as amended. Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC January 10, 2014.

4.1	Specimen Class A Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-85152.

10.1	Second Amended and Restated Credit Agreement Consent Memorandum dated as of March 14, 2014. Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the SEC on March 19, 2014.
10.2
Consent among Schawk, Inc. and each of the Noteholders signatory thereto dated as of March 14, 2014 (Mass Mutual).  Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed with the SEC on March 19, 2014.

10.3
Consent among Schawk, Inc. and each of the Noteholders signatory thereto dated as of March 14, 2014 (Prudential). Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed with the SEC on March 19, 2014.

10.4
Termination of Employment and Deferred Compensation Agreements and Limited Release between Clarence W. Schawk and Schawk, Inc. dated March 16, 2014.  Incorporated herein by reference to Exhibit 10.4 to Form 8-K filed with the SEC on March 19, 2014.

10.5
Termination of Employment Agreement and Limited Release between David A. Schawk and Schawk, Inc. dated March 16, 2014.  Incorporated herein by reference to Exhibit 10.5 to Form 8-K filed with the SEC on March 19, 2014.

10.6
Amendment, dated January 21, 2014, to Employment Agreement dated September 18, 2008 between Timothy J. Cunningham and Schawk Inc.  Incorporated herein by reference to Exhibit 10.39 to Form 10-K filed with the SEC on March 5, 2014.

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
99.1
Form of Voting Agreement and Support Agreement by and among certain stockholders of Schawk, Inc. party thereto and Matthews International Corporation dated March 16, 2014.  Incorporated herein by reference to Exhibit 99.1 to Form 8-K filed with the SEC on March 19, 2014.

99.2
Shareholders’ Agreement by and among certain stockholders of Schawk, Inc. party thereto and Matthews International Corporation dated March 16, 2014.  Incorporated herein by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 19, 2014.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (Unaudited), (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (iv) Notes to Consolidated Financial Statements.

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2014.

Schawk, Inc.
(Registrant)

By:	/s/ John B. Toher
John B. Toher
Vice President and
Corporate Controller